Form 10-K
period 1995-01-28
PROFFITTS INC
filed 1995-04-27
CIK 812900

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-K
(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For Fiscal Year Ended:  January 28, 1995
                               or
( ) Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the transition period from                  to

                Commission File Number:  0-15907

      Exact name of registrant as specified in its charter:
                        PROFFITT'S, INC.
               State of Incorporation:  Tennessee
       I.R.S. Employer Identification Number:  62-0331040

  Address of principal executive offices (including zip code):
              P.O. Box 9388, Alcoa, Tennessee 37701
Registrant's telephone number, including area code:  (615) 983-7000

Securities registered pursuant to Section 12(b) of the Act:  NONE
   Securities registered pursuant to Section 12(g) of the Act:
                  COMMON STOCK, PAR VALUE $.10

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)     No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.
( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 1995 was approximately $201,785,375.

As of March 29, 1995, the number of shares of the Registrant's
Common Stock outstanding was 10,218,624.

               DOCUMENTS INCORPORATED BY REFERENCE
     (1) Portions of the Proffitt's, Inc. Annual Report to
Shareholders for the Fiscal Year Ended January 28, 1995 are incorporated by reference into Part II.
     (2) Portions of the Proffitt's, Inc. Proxy Statement dated May 2, 1995 for the Annual Shareholders' Meeting to be held on June 15, 1995 are incorporated by reference into Part III.

The Exhibit Index is on page      of this document.

                        TABLE OF CONTENTS

          Item                                               Page

Part I      1  Business.                                        3

            2  Properties.                                      6

            3  Legal Proceedings.                               9

            4  Submission of Matters to a Vote of               9
               Security Holders.

            Executive Officers of the Registrant.               9

Part II     5  Market for Registrant's Common Equity           11
               and Related Stockholder Matters.

            6  Selected Financial Data.                        11

            7  Management's Discussion and Analysis            11
               of Financial Condition and Results of
               Operations.

            8  Financial Statements and Supplementary          11
               Data.

            9  Changes in and Disagreements with               11
               Accountants on Accounting and
               Financial Disclosure.

Part III   10  Directors and Executive Officers of the         12
               Registrant.

           11  Executive Compensation.                         12

           12  Security Ownership of Certain Beneficial        12
               Owners and Management.

           13  Certain Relationships and Related               12
               Transactions.

Part IV    14  Exhibits, Financial Statement Schedules,        12
               and Reports on Form 8-K.

Signatures                                                     14

                             PART I

Item 1.  Business.

General.

Founded in 1919, Proffitt's, Inc. is a leading regional specialty department store company offering a wide selection of fashion apparel, accessories, cosmetics, and decorative home furnishings, featuring assortments of premier brands and unique specialty merchandise. The Company's stores are primarily anchor stores in leading regional malls. The Company's objective is to be the dominant specialty department store chain in its region through a strategy which combines fashion leadership with opening or acquiring new stores and expanding and renovating existing stores.

The Company has experienced significant growth since 1991. During 1992 and 1993, the Company purchased certain real and personal property and assumed certain operating leases of eighteen store locations from Hess Department Stores, Inc. and Crown American Corporation for a total purchase price of approximately $24 million. The acquired locations were in Tennessee, Virginia, Georgia, and Kentucky. These stores were renovated and placed in service as Proffitt's stores in 1992 and 1993.

In March 1994, Proffitt's, Inc. acquired all of the outstanding common stock of Macco Investments, Inc., a holding company for McRae's, Inc., a privately-owned retail department store chain with 28 department stores headquartered in Jackson, Mississippi. The acquisition price for the common stock and certain real property totaled approximately $212 million.

The Company now operates two stores divisions: the Proffitt's Division with 25 stores and the McRae's Division with 28 department stores and one home furnishings specialty store. The Proffitt's stores are located in Tennessee (twelve stores), Virginia (eight stores), Georgia (two stores), Kentucky (two stores), and North Carolina (one store). The McRae's department stores are located in Alabama (thirteen stores), Mississippi (twelve stores), Florida (two stores), and Louisiana (one store).

The Company operates separate merchandising, sales promotion, and store operating divisions for the Proffitt's and McRae's Divisions but operates centralized administrative and support functions, such as accounting, information systems, and credit.

In March 1995, the Company purchased a majority interest in Parks-Belk Company, the owner/operator of four Parks-Belk stores located in northeast Tennessee for an undisclosed purchase price which was not material. The Company intends to purchase the remaining interest in Parks-Belk and convert the stores to Proffitt's stores in 1995.

MERCHANDISING.

The Company's merchandising strategy is to provide middle to upper income customers a wide assortment of fashionable apparel, accessories, cosmetics, and decorative home furnishings. The Company's commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes it a preferred distribution channel for premier brand-name merchandise. Key brands featured include Liz Claiborne, Polo/Ralph Lauren, Tommy Hilfiger, Estee Lauder, Vanity Fair, and Waterford.
The Company supplements its branded assortments with high-quality, private-label merchandise.

Proffitt's, Inc. has developed a thorough knowledge of its regional market and customer base. Such knowledge, in conjunction with frequent store visits by senior management and merchandising personnel and use of on-line merchandise information, enables the Company to tailor each store's merchandise assortments to the unique characteristics of its markets.

Management and the merchandising staff utilize an inventory tracking system which provides on-line information as to current sales and inventory levels by store, department, vendor, class, style, size, and color. Based on this information, the Company can analyze market trends, identify fast- or slow- moving merchandise, and make reordering and pricing decisions on a daily basis.

ADVERTISING AND SALES PROMOTION.

Proffitt's advertising and sales promotion strategy primarily is designed to reinforce the Company's image as the fashion leader in its markets. The Company's advertisements and promotional events highlight the style, quality, and value of its merchandise.

A variety of media, including newspaper, television, radio, and direct mail, are used to advertise specific brands and special events. The Company's advertising and special events are produced by an in-house sales promotion staff in conjunction with outside advertising agencies as needed. The Company utilizes data captured through the use of the Proffitt's and McRae's credit cards to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments, and store locations. To promote its image as the fashion leader in its markets, the Company also sponsors fashion shows and in-store special events highlighting the Company's key brands.

CUSTOMER SERVICE.

The Company believes that personal customer attention builds loyalty and that the Company's sales associates provide a superior level of customer service. Each store is staffed with knowledgeable, friendly sales associates skilled in salesmanship and customer service. Sales associates maintain customer records, send personalized thank-you notes, and communicate personally with customers to advise them of special promotions and new merchandise offerings. Superior customer service is encouraged through the development and monitoring of sales goals and through specific award and recognition programs.

SEASONALITY.

The Company's business, like that of most retailers, is subject to seasonal influences, with a significant portion of its net sales and net income realized during the fourth quarter of each year, which includes the Christmas selling season. Generally, more than 30% of the Company's sales and over 50% of its net income are generated during the fourth quarter.

PURCHASING AND DISTRIBUTION.

The Company purchases merchandise from numerous suppliers.
Management monitors the Company's profitability and sales history with each key vendor and believes it has alternative sources available for each category of merchandise it purchases. Management believes it has a good relationship with its suppliers.

For the Proffitt's Division, merchandise is shipped directly from suppliers to the Division's 96,000 square foot distribution center in metropolitan Knoxville, Tennessee, where it is inspected, entered into the inventory control system, and tagged with computer-generated price tickets.

The McRae's Division completed the construction of a 164,000 square foot state-of-the-art distribution facility in Jackson, Mississippi, in early 1994. This owned facility is designed to serve up to 38 stores and can be readily expanded to serve up to 100 stores.

The data system which the McRae's Division has developed for its new distribution center utilizes the latest technology and is expected to improve efficiency and generate cost savings. For example, the high speed automated conveyor system designed for the center is capable of scanning bar coded labels and diverting cartons to the proper merchandise processing areas. In addition, some types of merchandise are being processed in the receiving area and immediately "cross-docked" to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor's bar code and transmit the necessary information to a computer to check-in merchandise. This technology, when fully utilized, will create a nearly paperless environment for the distribution function.

COMPETITION.

The specialty department store business is highly competitive. The Company's stores compete with several national and regional department stores, specialty apparel stores, and other retail stores, some of which have greater financial and other resources than the Company. Management believes that its knowledge of the Company's regional markets and customer base provides a competitive advantage.

EMPLOYEES.

At March 31, 1995, the Proffitt's Division employed approximately 3700 associates of whom approximately 1400 were employed on a part-time basis (fewer than 30 hours per week). On that date, the McRae's Division employed approximately 5700 associates, of whom 2000 were employed on a part-time basis (fewer than 30 hours per week). The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

The Proffitt's Division's leased administrative offices are located in the Midland Shopping Center in metropolitan Knoxville, Tennessee and consist of approximately 45,000 square feet. The Division's owned distribution center is located in metropolitan Knoxville and contains approximately 96,000 square feet.

The McRae's Division owns its administrative office building in Jackson, Mississippi. This facility consists of 288,000 square feet of space, of which 136,000 square feet is office space and 152,000 square feet is the Division's processing area for merchandise returns to vendors and a furniture warehouse. The 164,000 square foot distribution center located in metropolitan Jackson is owned.

The following table summarizes all owned and leased store locations. Store leases generally require the Company to pay the greater of a fixed minimum rent or an amount based on a percentage of sales. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, the Company contributes to common mall promotion, maintenance, property tax, and insurance expenses at its owned locations.

                                                YEAR
                                     YEAR    REFURBISHED    APPROX.
                                  OPENED OR      OR         SELLING    OWNED/
                                   ACQUIRED    EXPANDED      SQ. FT.   LEASED

    STORE LOCATIONS

PROFFITT'S DIVISION STORES:

KNOXVILLE METROPOLITAN:
 West Town Mall (Knoxville, TN)      1972        1995       141,000    Leased
 East Towne Mall (Knoxville, TN)     1984        1992        85,600     Owned
 Foothills Mall (Maryville, TN)      1983        1993       121,000     Owned
 Oak Ridge Mall (Oak Ridge, TN)      1974        1993        94,600    Leased
 Proffitt's Plaza (Athens, TN)       1992          --        48,200    Leased
 College Square (Morristown, TN)     1993          --        43,000     Owned
CHATTANOOGA METROPOLITAN:
 Hamilton Place (Chattanooga,TN)     1988        1993       202,300     Owned
 Eastgate Mall (Chattanooga, TN)     1988        1989        56,800    Leased
 Walnut Square (Dalton, GA)          1988        1988        48,400     Owned
 Northgate Mall (Chattanooga, TN)    1989        1993        80,800     Owned
 Bradley Square (Cleveland, TN)      1992        1992        45,800    Leased
 Mt. Berry Mall (Rome, GA)           1993        1993        56,300    Leased
TRI-CITIES METROPOLITAN:
 The Mall at Johnson City
  (Johnson City, TN)                 1992        1994        91,600    Leased
 Fort Henry Mall (Kingsport, TN)     1992        1993        46,700    Leased
 Bristol Mall (Bristol, VA)          1992        1993        39,300    Leased
NORFOLK/VIRGINIA BEACH MARKET:
 Coliseum Mall (Hampton, VA)         1993        1993        95,000    Leased
 Patrick Henry Mall
  (Newport News, VA)                 1993        1993        56,100    Leased
 Greenbrier Mall (Chesapeake, VA)    1993        1993        67,200    Leased
 Chesapeake Square (Chesapeake, VA)  1993        1993        70,300     Owned
 Pembroke Mall (Virginia Beach, VA)  1993        1993        56,200     Owned
KENTUCKY:
 Towne Mall (Elizabethtown, KY)      1993        1993        41,800    Leased
 Ashland Town Center (Ashland, KY)   1993        1993        56,600    Leased
ASHEVILLE METROPOLITAN:
 Biltmore Square (Asheville, NC)     1989          --        71,100     Owned
RICHMOND METROPOLITAN:
 Chesterfield (Richmond, VA)         1993        1993        55,900    Leased
 Virginia Commons (Richmond, VA)     1993        1993        68,800    Leased

           Total Proffitt's Division                      1,840,400

                                                YEAR
                                             REFURBISHED    APPROX.
                                      YEAR       OR         SELLING    OWNED/
                                     OPENED    EXPANDED      SQ. FT.   LEASED

    STORE LOCATIONS

MCRAE'S DIVISION STORES:

JACKSON METROPOLITAN:
 Meadowbrook Mall (Jackson, MS)       1955       1987       57,400     Leased
 Metrocenter Mall (Jackson, MS)       1978       1992      188,000      Owned
 Northpark Mall (Jackson, MS)         1984         --      175,400      Owned
BIRMINGHAM METROPOLITAN:
 Roebuck Plaza (Birmingham, AL)       1960         --       55,800     Leased
 Century Plaza (Birmingham, AL)       1980       1991      109,800     Leased
 Brookwood Village (Birmingham, AL)   1975       1993       91,900     Leased
 Western Hills Mall (Birmingham, AL)  1980       1986      109,200     Leased
 Riverchase Galleria (Birmingham, AL) 1986       1993      121,200     Leased
HUNTSVILLE, ALABAMA:
 Parkway City Mall (Huntsville, AL)   1961       1987       60,800     Leased
 Madison Square (Huntsville, AL)      1984         --       85,600     Leased
FLORIDA PANHANDLE:
 University Mall (Pensacola, FL)      1974       1984      114,000      Owned
 Santa Rosa Mall (Mary Esther, FL)    1986         --       74,500      Owned
OTHER MISSISSIPPI MARKETS:
 Greenville Mall (Greenville, MS)     1973         --       59,100     Leased
 Village Fair Mall (Meridian, MS)     1972         --       67,300     Leased
 Pemberton Mall (Vicksburg, MS)       1970       1985       54,500      Owned
 TurtleCreek Mall (Hattiesburg, MS)   1994         --      110,400      Owned
 Barnes Crossing (Tupelo, MS)         1976       1990       88,700      Owned
 Natchez Mall (Natchez, MS)           1979       1993       59,800     Leased
 Singing River Mall (Gautier, MS)     1980         --       79,200      Owned
 Sawmill Square (Laurel, MS)          1981         --       58,500      Owned
 University Mall (Columbus, MS)       1983         --       66,700      Owned
OTHER ALABAMA MARKETS:
 Springdale Mall (Mobile, AL)         1984       1989      141,800      Owned
 Eastdale Mall (Montgomery, AL)       1977         --       62,200     Leased
 Gadsden Mall (Gadsden, AL)           1974         --       73,900     Leased
 Regency Square (Florence, AL)        1978         --       35,200     Leased
 University Mall (Tuscaloosa, AL)     1980         --       80,400     Leased
 Wiregrass Commons (Dothan, AL)       1986         --       87,000     Leased
MONROE, LOUISIANA:
 Pecanland Mall (Monroe, LA)          1985         --       94,900      Owned

         Total McRae's Division                          2,463,200

         GRAND TOTAL                                     4,303,600

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended January 28, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The name, age, and position held with the Company of each of the executive officers of the Company are set forth below.

     NAME               AGE                POSITION

R. Brad Martin           43       Chairman of the Board and Chief
                                  Executive Officer

James A. Coggin          53       President and Chief Operating
                                  Officer

Gary L. Howard           52       President, McRae's Division

Frederick J. Mershad     52       President, Proffitt's Division

James E. Glasscock       53       Executive Vice President, Chief
                                  Financial Officer, and
                                  Treasurer

Robert Oliver            60       Executive Vice President of
                                  Stores, McRae's Division

A. Coleman Piper         48       Executive Vice President of
                                  Stores, Proffitt's Division

Brian J. Martin          38       Senior Vice President and
                                  General Counsel

David W. Baker           58       Senior Vice President of
                                  Operations

James E. VanNoy          55       Senior Vice President and Chief
                                  Information Officer

Julia A. Bentley         36       Senior Vice President of
                                  Planning and Investor Relations
                                  and Secretary

_________________________________________________________________

R. Brad Martin became Chairman of the Board in February 1987 and
Chief Executive Officer in July 1989. Mr. Martin previously served as President from July 1989 until March 1994 and from September
1994 to March 1995.

James A. Coggin was named President of Proffitt's, Inc. in March 1995 and served as Executive Vice President and Chief Operating Officer of the Company from September 1994 to March 1995 and as Executive Vice President and Chief Administrative Officer of the Company from March 1994 to September 1994. From June 1978 to March 1994, Mr. Coggin served as Executive Vice President and Chief Administrative Officer of McRae's, Inc. Mr.Coggin joined McRae's, Inc. in 1971.

Gary L. Howard became President of the McRae's Division in March 1995. Between March 1994 and March 1995, Mr. Howard served as Executive Vice President of Merchandising and Marketing for the McRae's Division of Proffitt's, Inc. Mr. Howard joined McRae's, Inc. in November 1993 as Executive Vice President of Merchandising and Marketing. Mr. Howard has over 30 years of prior experience in the retail industry, including service as Senior Vice President and General Merchandise Manager of Maas Brothers and Woodward and Lothrop.

Frederick J. Mershad was named President of the Proffitt's Division in March 1995. Mr. Mershad joined the Company in May 1994 as Executive Vice President of Merchandising and Sales Promotion for the Proffitt's Division. Mr. Mershad has over 25 years of retail experience and has held executive merchandising positions with such retailers as Rich's, a division of Federated Department Stores, and McRae's.

James E. Glasscock was appointed Executive Vice President, Chief Financial Officer, and Treasurer of the Company in March 1995. Mr. Glasscock served as Senior Vice President, Chief Financial Officer, and Treasurer of Proffitt's, Inc. between March 1994 and March 1995. From May 1985 to March 1994, Mr. Glasscock served as Senior Vice President of Finance for McRae's, Inc. Mr. Glasscock is a Certified Public Accountant with several years of public accounting and private industry experience, including over twenty-four years of retail experience.

Robert Oliver was promoted to Executive Vice President of Stores for the McRae's Division in March 1995. Mr. Oliver served as Vice President of Stores for the McRae's Division from March 1994 to March 1995. He joined McRae's, Inc. in 1991 as Vice President of Stores after gaining 33 years of merchandising and store management experience with Foley's.

A. Coleman Piper was named Executive Vice President for Stores of the Proffitt's Division in March 1995. He served as Executive Vice President for Human Resources and Proffitt's Division Stores from September 1994 to March 1995 and Executive Vice President of Operations and Real Estate for Proffitt's, Inc. from March 1994 to September 1994. He has been with the Company since 1972 and previously served in several capacities including Vice President of Operations.

Brian J. Martin was promoted to Senior Vice President and General Counsel of the Company in March 1995. He joined Proffitt's, Inc. in June 1994 as Vice President and General Counsel. From June 1990 to May 1994, Mr. Martin was affiliated with the Indianapolis, Indiana law firm of Barnes and Thornburg. Mr. Martin served as Assistant Solicitor General of the United States between January 1988 and June 1990.

David W. Baker was named Senior Vice President of Operations for the Company in March 1994. Mr. Baker joined McRae's, Inc. in
February 1985 and served as Senior Vice President of Operations for McRae's until March 1994.

James E. VanNoy became Senior Vice President and Chief Information Officer of the Company in March 1994. Mr. VanNoy joined McRae's,
Inc. in February 1980 as Director of Management Information Systems and was promoted to Vice President of Management Information
Systems in February 1982.

Julia A. Bentley was named Senior Vice President of Planning and Investor Relations and Secretary of Proffitt's, Inc. in March 1994. In January 1993, Ms. Bentley was promoted to Senior Vice President of Finance, Chief Financial Officer, Secretary, and Treasurer after serving as Vice President of Finance since March 1989. From July 1987 to February 1989, Ms. Bentley served first as Director of Investor Relations and subsequently as Director of Human Resources of the Company. Ms. Bentley is a Certified Public Accountant with several years of public accounting experience.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The information set forth under the caption "Market Information" appearing on page 10 of the Proffitt's, Inc. Annual Report to Shareholders for the Fiscal Year Ended January 28, 1995 (the
"Annual Report") is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

The information set forth under the caption "Five-Year Financial
Summary" appearing on page 4 of the Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The information set forth under the caption "Management's
Discussion and Analysis" appearing on pages 5 through 9 of the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements and the Report of Independent Accountants appearing on pages 11 through 26 of the Annual Report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the captions "Election of Directors" and "Section 16(a) of the Securities Exchange Act of
1934" contained on pages 5 and 6 and page 15, respectively, of the Proffitt's, Inc. Proxy Statement dated May 2, 1992 (the "Proxy
Statement"), with respect to Directors of the Company, is incorporated herein by reference.

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

The information set forth under the caption "Executive
Compensation" contained on pages 7 through 10 of the Proxy
Statement with respect to executive compensation is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information set forth under the caption "Outstanding Voting
Securities" contained on pages 3 and 4 of the Proxy Statement with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the captions "Further Information
Concerning Directors" and "Certain Transactions" contained on pages 6 and 7 and 11 and 12, respectively, of the Proxy Statement with respect to certain relationships and related transactions is incorporated herein by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a) (1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

     (3)--The response to this portion of Item 14 is submitted as a separate section of this report.

(b)  Reports on Form 8-K filed during the fourth quarter - None.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial statement schedules--The response to this portion of
     Item 14 is submitted as a separate section of this report.


            FORM 10-K--ITEM 14(a)(1) AND (2) AND (d)
                PROFFITT'S, INC. AND SUBSIDIARIES
 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Consolidated Financial Statements

     The following consolidated financial statements of Proffitt's, Inc. and subsidiaries, included on pages 11 through 26 of the Proffitt's, Inc. Annual Report to Shareholders for the Fiscal Year Ended January 28, 1995, are incorporated by reference in
     Item 8:

     Consolidated Balance Sheets as of January 28, 1995 and January
     29, 1994

     Consolidated Statements of Income for Fiscal Years Ended
     January 28, 1995, January 29, 1994, and January 30, 1993

     Consolidated Statements of Shareholders' Equity for Fiscal
     Years Ended January 28, 1995, January 29, 1994, and January
     30, 1993

     Consolidated Statements of Cash Flows for Fiscal Years Ended
     January 28, 1995, January 29, 1994, and January 30, 1993

     Notes to Consolidated Financial Statements

(2)  Schedules to Financial Statements

     The following consolidated financial statement schedules of Proffitt's, Inc. and subsidiaries are included in Item 14(d):

     Report of Independent Accountants for the Fiscal Years Ended
     January 28, 1995, January 29, 1994, and January 30, 1993

     Schedule II - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                           SIGNATURES


                                   Proffitt's, Inc.

                                   Registrant


Date:       April 25, 1995          /s/ James E. Glasscock
                                   James E. Glasscock
                                   Executive Vice President, Chief
                                   Financial Officer and Treasurer



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ R. Brad Martin                 /s/ Richard D. McRae
R. Brad Martin                     Richard D. McRae
Chairman of the Board and          Director
Chief Executive Officer

 /s/ James A. Coggin                /s/ C. Warren Neel
James A. Coggin                    C. Warren Neel
President                          Director

 /s/ Bernard E. Bernstein           /s/ Harwell W. Proffitt
Bernard E. Bernstein               Harwell W. Proffitt
Director                           Director

 /s/ Edmond D. Cicala               /s/ Gerald Tsai, Jr.
Edmond D. Cicala                   Gerald Tsai, Jr.
Director                           Director

 /s/ Ronald de Waal                 /s/ Julia A. Bentley
Ronald de Waal                     Julia A. Bentley
Director                           Senior Vice President
                                   and Secretary
 /s/ Michael A. Gross
Michael A. Gross
Director

PROFFITT'S, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      BALANCE
                        AT       CHARGED     CHARGED                     BALANCE
                     BEGINNING      TO          TO                         AT
                        OF      COSTS AND     OTHER                      END OF
DESCRIPTION            PERIOD    EXPENSES    ACCOUNTS     DEDUCTIONS     PERIOD

Year ended
 January 28, 1995:

Allowance for
doubtful accounts $1,195,418 $2,625,638 $1,431,988(A) ($2,841,832)(B) $2,411,212

Year ended
 January 29, 1994:

Allowance for
doubtful accounts $1,398,155 $  413,223       - 0 -   ($  615,960)(B) $1,195,418

Year ended
 January 30, 1993:

Allowance for
doubtful accounts $  946,368 $1,001,131       - 0 -   ($  549,344)(B) $1,398,155



Note A - Balance in account of company (McRae's, Inc.) acquired at March 31,
1994.

Note B - Uncollectible accounts written off, net of recoveries.

                      FORM 10-K -- ITEM 14(a)(3) AND 14(c)
                        PROFFITT'S, INC. AND SUBSIDIARIES
                                    EXHIBITS


Exhibit
  No.          Description

  3.1     Charter of the Company, as amended (1)

  3.2 Articles of Amendment of the Charter of Proffitt's, Inc., designating the rights, preferences, and limitations of its Series A Cumulative Convertible Exchangeable Preferred Stock (7)

  3.3 Articles of Amendment to the Charter of Proffitt's, Inc., designating the rights, preferences, and limitations of its Series B Cumulative Junior Perpetual Preferred Stock (7)

  3.4     Bylaws of the Company, as amended (1)

  3.5 Articles of Amendment to the Charter of Proffitt's, Inc., designating the rights, preferences, and limitations of its Series C Junior Preferred Stock (10)

  4.1     Form of 7.5% Junior Subordinated Debentures due 2004 (7)

  4.2     Form of 4.75% Convertible Subordinated Debentures due 2003 (5)

  4.3     Form of Rights Certificate (10)

 10.1 Standard Services Agreement dated August 1, 1984, between Proffitt's, Inc. and Frederick Atkins, Inc. (7)

 10.2 Standard Services Agreement dated August 1, 1984 between McRae's, Inc. and Frederick Atkins, Inc. (7)

 10.3 Business Combination Agreement by and among McRae's, Inc., Macco Investments, Inc., and Proffitt's, Inc. dated as of March 3, 1994 and First Amendment thereto dated as of March 31, 1994 (7)

 10.4 Registration Rights Agreement made as of March 31, 1994 by and among Proffitt's, Inc. and Richard D. McRae, Jr., as Representative of the former shareholders of Macco Investments, Inc. (7)

 10.5     Non-competition Agreement by and between Proffitt's, Inc. and Richard
          D. McRae dated March 31, 1994 (7)

 10.6 Credit Facilities and Reimbursement Agreement by and among Proffitt's, Inc., the lenders from time to time party thereto and NationsBank of Texas, National Association, as agent, dated March 31, 1994 (7)

 10.7 * Amendment No. 2 to Credit Facilities and Reimbursement Agreement between Proffitt's, Inc. and NationsBank of Texas, National Association, as agent, dated March 7, 1995

 10.8 * Amendment No. 1 to Credit Facilities and Reimbursement Agreement between Proffitt's, Inc. and NationsBank of Texas, National Association, as agent, dated November 15, 1994

 10.9 Guaranty Agreement made and entered into as of March 31, 1994, by and between each of Proffitt's Investments, Inc., PDS Agency, Inc., Macco Investments, Inc., McRae's, Inc., and McRae's of Alabama, Inc., and NationsBank of Texas, National Association (7)

 10.10 Transfer and Administration Agreement dated as of January 27, 1993, and amended by Amendment dated as of March 31, 1994 thereto, by and between Enterprise Funding Corporation and McRae's, Inc. (7)

 10.11 * Amendment to Transfer and Administration Agreement by and between Enterprise Funding Corporation and McRae's, Inc. dated March 31, 1995

 10.12 Assignment Agreement dated as of March 31, 1994, between Proffitt's, Inc. and McRae's, Inc. (7)

 10.13 Securities Purchase Agreement dated March 3, 1994, between Proffitt's, Inc. and Apollo Specialty Retail Partners, L.P. (7)

 10.14 Registration Rights Agreement made and entered into as of March 31, 1994, by and among Proffitt's, Inc. and Apollo Specialty Retail Partners, L.P. (7)

 10.15 Land Deed of Trust dated April 1, 1994 by and among McRae's, Inc., Don B. Cannada, and Park Real Estate Company (7)

 10.16 Real Estate Property Purchase Agreement dated April 1, 1994, by and between Park Real Estate Company and McRae's, Inc. (7)

 10.17 Secured Promissory Note, dated April 1, 1994, for the principal amount of $3,906,558 by McRae's, Inc. payable to Park Real Estate Company (7)

 10.18 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and Deposit Guaranty National Bank dated April 1, 1994
          (7)

 10.19 Amended and Restated Promissory Note dated April 1, 1994 for the principal amount of $2,075,000 by McRae's, Inc. payable to First Tennessee Bank National Association (Gautier) (7)

 10.20 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and First Tennessee Bank National Association dated April 1, 1994 (7)

 10.21 Secured Promissory Note, dated April 1, 1994, for the principal amount of $556,851 by McRae's, Inc. payable to Arvey Real Estate Company (Gautier) (7)

 10.22 Real Property Purchase Agreement dated April 1, 1994, by and between Arvey Real Estate Company and McRae's, Inc. (Gautier) (7)

 10.23 Land Deed of Trust dated April 1, 1994 by and among McRae's, Inc., Don B. Cannada, and Arvey Real Estate Company (Gautier) (7)

 10.24 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and First Tennessee Bank National Association dated April 1, 1994 (Gautier) (7)

 10.25 Real Property Purchase Agreement dated April 1, 1994, by and between Green's Crossing Real Estate Company and McRae's, Inc. (7)

 10.26 Secured Promissory Note, dated April 1, 1994, for the principal amount of $1,487,919 by McRae's, Inc. payable to Green's Crossing Real Estate Company (7)

 10.27 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and Deposit Guaranty National Bank dated April 1, 1994
          (7)

 10.28 Land Deed of Trust dated April 1, 1994 by and among McRae's, Inc., Don B. Cannada, and Green's Crossing Real Estate Company (7)

 10.29 Secured Promissory Note, dated April 1, 1994, for the principal amount of $1,779,223 by McRae's, Inc. payable to Arvey Real Estate Company (Laurel) (7)

 10.30 Property Purchase Agreement dated April 1, 1994, by and between Arvey Real Estate Company and McRae's, Inc. (Laurel) (7)

 10.31 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and AmSouth Bank National Association dated April 1, 1994 (7)

 10.32 Assignment of Leasehold Interest from Arvey Real Estate Company to McRae's, Inc. dated April 1, 1994 (Laurel) (7)

 10.33 Leasehold Deed of Trust dated April 1, 1994 by and among McRae's, Inc., Don B. Cannada, and Arvey Real Estate Company (Laurel) (7)

 10.34 Indemnification and Confirmation of Lease Agreement dated March 31, 1994, entered into among McRae's, Inc., Richard D. McRae, Jr., Susan McRae Shanor, and Vaughan McRae (Heritage Building) (7)

 10.35 Guaranty Agreement dated March 31, 1994 of McRae's, Inc. to guarantee Richard D. McRae, Carolyn McRae, Susan McRae Shanor, and Vaughan W. McRae giving or extending credit to Proffitt's, Inc. (7)

 10.36 Land Deed of Trust dated March 31, 1994 by and among McRae's, Inc., Don B. Cannada, Richard D. McRae, Carolyn S. McRae, Susan McRae Shanor, and Vaughan McRae (7)

 10.37 Guaranty Agreement by Proffitt's, Inc. to AmSouth Bank guaranteeing credit extended to McRae's, Inc. (7)

 10.38 Promissory Note dated January 25, 1983 by McRae's, Inc. payable to Selby W. McRae in the principal sum of $1,346,442 (6)

 10.39 Rights Agreement dated as of March 28, 1995 between Proffitt's, Inc. and Union Planters National Bank as Rights Agent (10)

         MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.


 10.40    Proffitt's, Inc. 1987 Stock Option Plan, as amended (3)

 10.41    Proffitt's, Inc. 1994 Employee Stock Purchase Plan (9)

 10.42    Proffitt's, Inc. 1994 Long-Term Incentive Plan (8)

 10.43    Proffitt's, Inc. 401(k) Retirement Plan (6)

 10.44    $500,000 Loan Agreement dated February 1, 1989 between the Company and
          R. Brad Martin (2)

 10.45 * Form of Employment Agreement by and between Proffitt's, Inc. and R. Brad Martin dated March 28, 1995

 10.46 * Form of Employment Agreement by and between Proffitt's, Inc. and James A. Coggin dated March 28, 1995

 10.47 * Form of Employment Agreement by and between Proffitt's, Inc. and James E. Glasscock dated March 28, 1995

 10.48 * Form of Employment Agreement by and between Proffitt's, Inc. and Frederick J. Mershad dated March 28, 1995

 10.49  * Form of Employment Agreement by and between Proffitt's, Inc. and Gary
          L. Howard dated March 28, 1995

 10.50 * Form of Employment Agreement by and between Proffitt's, Inc. and Brian J. Martin dated March 28, 1995

 10.51 * Form of Employment Agreement by and between Proffitt's, Inc. and James E. VanNoy dated March 28, 1995

 10.52 * Form of Employment Agreement by and between Proffitt's, Inc. and David W. Baker dated March 28, 1995

 10.53 * Form of Employment Agreement by and between Proffitt's, Inc. and A. Coleman Piper dated March 28, 1995

 10.54 * Form of Employment Agreement by and between Proffitt's, Inc. and Robert Oliver dated March 28, 1995

 10.55 * Form of Employment Agreement by and between Proffitt's, Inc. and Julia A. Bentley dated March 28, 1995

 10.56 * Form of Employment Agreement by and between Proffitt's, Inc. and Anne Breier Pope dated March 7, 1995

 11.1   * Statement re: computation of earnings per share

 13.1   * Annual Report to Shareholders for the fiscal year ended January 28,
          1995

 22.1   * Subsidiaries of the Registrant

 24.1   * Consent of Independent Accountants

 27.1   * Financial Data Schedule

  *  Previously unfiled documents are noted with an asterisk

(1) Incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-13548 of the Company dated June 3, 1987.

(2) Incorporated by reference from the Exhibits to the Form 10-K of the Company for the fiscal year ended January 28, 1989.

(3) Incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-46306 of the Company dated March 10, 1992.

(4) Incorporated by reference from the Exhibits to the Form 8-K of the Company dated October 23, 1992.

(5) Incorporated by reference from the Exhibits to the Form S-3 Registration Statement No. 33-70000 of the Company dated October 19, 1993.

(6) Incorporated by reference from the Exhibits to the Form 10-K of the Company for the fiscal year ended January 29, 1994.

(7) Incorporated by reference from the Exhibits to the Form 8-K of the Company dated April 14, 1994.

(8) Incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-80602 of the Company dated June 23, 1994.

(9) Incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-88390 of the Company dated January 11, 1995.

(10) Incorporated by reference from the Exhibits to the Form 8-K of the Company dated April 3, 1995.