Form 10-Q
period 1995-04-29
PROFFITTS INC
filed 1995-06-09
CIK 812900

FORM 10Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the quarterly period ended April 29, 1995
                               OR
( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from                to

                    For Quarter Ended:  April 29, 1995
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

                         (615) 983-7000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No ( )

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value -- 10,196,755 shares as of April 29,
1995

                        PROFFITT'S, INC.

                              Index


PART I.  FINANCIAL INFORMATION                           Page No.

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Consolidated Balance Sheets --
   April 29, 1995, January 28, 1995, and
   April 30, 1994                                               2

   Condensed Consolidated Statements of Income --
   Three Months Ended April 29, 1995 and April 30, 1994         3

   Condensed Consolidated Statements of Cash Flows --
   Three Months Ended April 29, 1995 and April 30, 1994         4

   Notes to Condensed Consolidated Financial
   Statements                                                   5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS          7


PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION                                     10

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                      10

SIGNATURES                                                     11

                        PROFFITT'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                          APRIL 29,   JANUARY 28,   APRIL 30,
                                            1995         1995         1994
                                        (UNAUDITED)    (AUDITED)   (UNAUDITED)

ASSETS
Current assets
  Cash and cash equivalents              $   1,145      $  1,133     $   1,112
  Net trade accounts receivable, less
    receivables sold to third party         12,915         2,701        11,957
  Merchandise inventories                  182,114       162,080       176,098
  Other current assets                      15,462        13,646        16,023
                                         ---------     ---------     ---------
    Total current assets                   211,636       179,560       205,190
Property and equipment, net                310,482       300,285       290,215
Goodwill                                    48,956        44,624        46,809
Other assets                                16,277        15,586        15,147
                                         ---------     ---------     ---------
                                         $ 587,351     $ 540,055     $ 557,361
                                         =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                 $  44,304     $  34,587     $  50,602
  Other accrued liabilities                 27,250        26,565        23,457
  Current portion of long-term debt
    and capital lease obligations           15,617        15,269        16,893
                                         ---------     ---------     ---------
    Total current liabilities               87,171        76,421        90,952

Real estate and mortgage notes              68,695        64,726        72,126
Notes payable                               71,748        49,376        63,125
Capital lease obligations                   11,200        11,319        11,638
Deferred income taxes                       57,676        54,830        51,958
Other long-term liabilities                  3,196         2,438         1,491
Subordinated debentures                    100,326       100,269       100,090

Shareholders' equity                       187,339       180,676       165,981
                                         ---------     ---------     ---------
                                         $ 587,351     $ 540,055     $ 557,361
                                         =========     =========     =========

            See notes to condensed consolidated financial statements.

                        PROFFITT'S, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except per share amounts)


                                                         THREE MONTHS ENDED
                                                      APRIL 29,     APRIL 30,
                                                        1995          1994

Net sales                                            $  160,421     $ 86,119
Costs and expenses:
  Cost of sales                                         102,262       58,193
  Selling, general, and administrative expenses          40,698       20,103
  Other operating expenses                               11,950        7,384
                                                     ----------     --------
    Operating income                                      5,511          439

Other income (expense):
  Finance charge income, net of allocation to
    purchaser of accounts receivable                      3,616        2,602
  Interest expense                                       (4,781)      (2,655)
  Other income (expense), net                               354          319
                                                     ----------     --------
    Income before provision for income taxes              4,700          705

Provision for income taxes                                1,898          305
                                                     ----------     --------
    NET INCOME                                            2,802          400

Preferred stock dividends                                   488          181
                                                     ----------     --------
    Net income available to common shareholders      $    2,314     $    219
                                                     ==========     ========

Earnings per common share                            $     0.23     $   0.02
                                                     ==========     ========

Weighted average common shares                           10,161        9,595
                                                     ==========     ========

     Note/Earnings per common share amounts are based on the weighted average number of shares of common stock and dilutive common stock equivalents (employee stock options) outstanding during each period, after recognition of preferred stock dividends.

            See notes to condensed consolidated financial statements.

                        PROFFITT'S, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                         THREE MONTHS ENDED
                                                      APRIL 29,     APRIL 30,
                                                        1995          1994
OPERATING ACTIVITIES
  Net income                                         $    2,802     $    400
  Adjustments to reconcile net income to
    net cash (used in) provided by operating
    activities:
    Depreciation and amortization                         4,894        2,952
    Changes in operating assets and liabilities, net    (10,839)      61,958
                                                     ----------     --------
      Net cash (used in) provided by operating
       activities                                        (3,143)      65,310


INVESTING ACTIVITIES
  Purchases of property and equipment, net               (6,596)      (2,329)
  Acquisition of Parks-Belk Company                     (10,422)
  Acquisition of Macco Investments, Inc.                            (199,140)
                                                     ----------     --------
      Net cash used in investing activities             (17,018)    (201,469)


FINANCING ACTIVITIES
  Payments on long-term debt and capital lease
    obligations                                          (3,052)     (19,452)
  Proceeds from long-term borrowings                     24,200      112,640
  Proceeds from issuance of stock                                     28,883
  Dividends paid to preferred shareholders                 (975)
                                                     ----------     --------

      Net cash provided by financing activities          20,173      122,071

      Increase (decrease) in cash and cash
        equivalents                                          12      (14,088)
      Cash and cash equivalents at beginning
        of period                                         1,133       15,200
                                                     ----------     --------
      Cash and cash equivalents at end of period     $    1,145     $  1,112
                                                     ==========     ========

     Cash paid during the three months ended April 29, 1995 for interest and income taxes totaled $3,996 and $40, respectively.

            See notes to condensed consolidated financial statements.

      Notes to Condensed Consolidated Financial Statements
                           (unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 29, 1995 are not necessarily indicative of the results that may be expected for the year ending February 3, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

The balance sheet at January 28, 1995 has been derived from the audited financial statements at that date.

Certain items in the April 30, 1994 financial statements have been reclassified for consistency with the current year presentation.

NOTE B -- ACQUISITIONS

On March 31, 1994, Proffitt's, Inc. acquired all of the common stock of Macco Investments, Inc., a privately held corporation and the parent company of McRae's, Inc. The total acquisition price of approximately $212 million consisted of a cash payment of $176 million and the issuance of (i) 436,200 shares of Proffitt's, Inc. Common Stock, (ii) the Company's 7.5% Junior Subordinated Debentures due March 31, 2004 in an aggregate face amount equal to $17.5 million, (iii) 32,962 shares of Series B Cumulative Junior Perpetual Preferred Stock, (iv) the Company's promissory notes to certain of the Macco shareholders for $2 million, and (v) transaction costs of approximately $6 million. In addition and in connection with the acquisition, Proffitt's, Inc. purchased four regional mall stores owned by McRae family partnerships and leased to McRae's for $18.5 million.

McRae's was a privately-owned regional specialty department store company, offering moderate to upper-moderate brand name and private label fashion apparel, shoes, accessories, cosmetics, and home furnishings. McRae's operates 28 department stores in Mississippi, Alabama, Louisiana, and Florida. Proffitt's, Inc. now operates two divisions: the Proffitt's Stores Division and the McRae's Stores Division.

The excess of the cost of acquiring McRae's over the fair value of the acquired tangible assets is presented in the financial statements as Goodwill. Amortization of goodwill is provided on a straight-line basis over forty years.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented and do not purport to be indicative of what would have occurred had the acquisition been made as of this date or of results which may occur in the future.

                                   THREE MONTHS ENDED
                                        APRIL 30,
                                          1994
     Pro forma:          (in thousands, except per share amounts)

     Net sales                          $149,161
     Net income                         $  2,181
     Earnings per common share          $    .16

On March 7, 1995, the Company acquired a majority interest (50.1%) of Parks-Belk Company, the owner and operator of four department stores in northeast Tennessee. On April 12, 1995, the Company completed the purchase of the remaining interest of Parks-Belk. Specific terms of the transaction were not disclosed, but consideration was paid in Proffitt's, Inc. Common Stock and cash (aggregated less than $20 million). On June 18, 1995, the Parks-Belk locations in Johnson City, Kingsport, and Greeneville, Tennessee will be converted into Proffitt's stores, and the Parks-Belk store in Morristown, Tennessee will permanently close. Presently, these locations are operated as Parks-Belk stores within the Proffitt's Division.

NOTE C -- INCOME TAXES

The difference between the actual income tax expense and the amount expected by applying the statutory federal income tax rate is due to the inclusion of state income taxes and to the amortization of goodwill, which is not deductible for income tax purposes.

The deferred income tax liability reflects the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The major component of the liability results from the allocation of the purchase price to the assets and liabilities related to the McRae's acquisition.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable, inventory, accounts payable, and notes payable balances fluctuate throughout the year due to the seasonal nature of the retail industry.

April 29, 1995 property and equipment balances increased over January 28, 1995 and April 30, 1994 balances primarily due to the acquisition of Parks-Belk, construction of a relocated McRae's store, other store renovations, and information system enhancements.

April 29, 1995 total indebtedness increased compared to year-end balances primarily due to indebtedness incurred and assumed related to the Parks-Belk acquisition.

April 29, 1995 shareholders' equity has increased over January 28, 1995 and April 30, 1994 primarily due to the issuance of common stock in conjunction with the Parks-Belk transaction and net earnings.

RESULTS OF OPERATIONS

The results of operations for the three months ended April 30, 1994 include operations from the Proffitt's Division for the entire period and results from the McRae's Division subsequent to March 31, 1994. The results of operations for the three months ended April 29, 1995 include the combined operations from both divisions for the entire period. The operations of the Parks-Belk stores subsequent to its acquisition have been included in the Company's results for the three months ended April 29, 1995. The Company currently operates its McRae's Division with 28 department stores and one home furnishings specialty store and its Proffitt's Division with 25 Proffitt's department stores and four Parks-Belk department stores.

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales.

                                        THREE MONTHS ENDED
                                        4/29/95   4/30/94

Net sales                                100.0%    100.0%
Costs and expenses:
     Cost of sales                        63.7      67.6
     Selling, gen., & admin. exp.         25.4      23.3
     Other operating expenses              7.5       8.6
        Operating income                   3.4       0.5

Other income (expense):
     Finance charge income, net of
       allocation to purchaser of
       accounts receivable                 2.3       3.0
     Interest expense                     (3.0)     (3.1)
     Other income (expense), net           0.2       0.4

         Income before provision for
           income taxes                    2.9       0.8
Provision for income taxes                 1.2       0.3

         NET INCOME                       1.7%      0.5%
                                         =====     =====

Total net sales for the three months ended April 29, 1995 increased 86% to $160.4 million from $86.1 million in the prior year. Revenues for the McRae's Division were $103.8 million, an increase of 4% over last year. The Proffitt's Division sales, including revenues of $3.9 million generated from the four newly acquired Parks-Belk stores, were $56.7 million for the quarter, up 15% from last year. For the quarter, comparable store sales increased 3% for the McRae's Division and 7% for the Proffitt's Division.

Cost of sales as a percent of net sales decreased 3.9% for the three months ended April 29, 1995 as compared to the same prior year period primarily due to improved inventory control and lower merchandise markdowns. Cost of sales as a percent of net sales for the three months ended April 30, 1994 was higher than normal due to excessive inventory markdowns needed to clear aged merchandise at the Proffitt's Division. These markdowns resulted from overstocking new store locations in 1993 and weakness in women's apparel sales in fall 1993.

Selling, general, and administrative expenses as a percent of net sales increased 2.1% from last year. Total selling, general, and administrative expenses increased 102% over last year, to $40.7 million, primarily due to additional overhead and other expenses required to operate the expanded store base. The Company is consolidating certain administrative support areas for the Proffitt's and McRae's Divisions (accounting, credit, and management information systems) during the second quarter of 1995. The Company anticipates future leverage of selling, general, and administrative expenses due to these consolidations, increased sales volume, and continued expense control efforts.

Other operating expenses as a percentage of net sales decreased
1.1% for the three month period over last year primarily due to leverage generated from a larger sales base.

Net finance charge income, as a percent of net sales, was down 0.7% from last year primarily due to the allocation to the third party purchaser of accounts receivable of finance charges of approximately $2.2 million, or 1.3% of net sales, compared to approximately $400,000, or 0.5% of net sales, last year. Gross finance charge income (before allocation to third party), as a percent of net sales, remained fairly level for the three month period over last year.

Interest expense as a percent of net sales was relatively flat for the three months ended April 29, 1995 as compared to the same prior year period. Total interest expense increased 80% over last year, to $4.8 million, primarily due to higher borrowings associated with the McRae's and Parks-Belk acquisitions and higher interest rates.

Net income for the three months ended April 29, 1995 totaled $2.8 million, or $.23 per share. Net earnings for the three months ended April 30, 1994 was $400,000, or $.02 per share. The increase in earnings primarily was due to enhanced gross margin performance.

                        PROFFITT'S, INC.

                   PART II.  Other Information


Item 5.   OTHER INFORMATION.

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

          10.1 Form of Amended and Restated Employment Agreement by and between Proffitt's, Inc. and R. Brad Martin dated March 28, 1995

          11.1 Statement re: Computation of Earnings per Common
               Share

          (b)  Form 8-K Reports -- None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PROFFITT'S, INC.
                              ------------------------------------
                                         Registrant


                                            6-9-95
                              ------------------------------------
                                              Date



                                       James E. Glasscock
                              ------------------------------------
                                       James E. Glasscock
                              Executive Vice President, Chief
                              Financial Officer, and Treasurer

                          EXHIBIT 11.1
STATEMENT RE: COMPUTATION OF HISTORICAL EARNINGS PER COMMON SHARE
                PROFFITT'S, INC. AND SUBSIDIARIES
            (in thousands, except per share amounts)

                                           THREE MONTHS ENDED
                                          APRIL 29,    APRIL 30,
                                            1995         1994

PRIMARY:

  Average shares outstanding                10,076       9,446
  Net effect of dilutive stock
    options - based on the treasury
    stock method using average
    market price                                85         149
                                         ---------     -------
     Total                                  10,161       9,595
                                         =========     =======


  Net income                             $   2,802     $   400
  Less preferred stock dividends              (488)       (181)
                                         ---------     -------

  Net income available to common
    shareholders                         $   2,314     $   219
                                         =========     =======

  Primary earnings per common share      $    0.23     $  0.02
                                         =========     =======

STATEMENT RE: COMPUTATION OF HISTORICAL EARNINGS PER COMMON SHARE
                PROFFITT'S, INC. AND SUBSIDIARIES
            (in thousands, except per share amounts)

                                            THREE MONTHS ENDED
                                          APRIL 29,    APRIL 30,
                                            1995         1994

FULLY DILUTED:

  Average shares outstanding               10,076        9,446
  Net effect of dilutive stock
    options - based on the treasury
    stock method using period-end
    market price if higher than
    average price                              90          149
  Assumed conversion of 4.75%
    subordinate debenture                   2,020        2,020
  Assumed conversion of preferred
    stock                                   1,422          521
                                        ---------     --------
     Total                                 13,608       12,136
                                        =========     ========


  Income before interest adjustment $ 2,802 $ 400 Add 4.75% convertible subordinated debenture interest, net of
    federal income tax effect                 625          625
                                        ---------     --------
  Adjusted net income                   $   3,427     $  1,025
                                        =========     ========

  Fully diluted earnings per
    common share                        $    0.25     $   0.08
                                        =========     ========


     Note/For each period shown, the fully diluted earnings per common share calculation is anti-dilutive, and therefore, no fully diluted presentation is needed.