Form 10-Q/A
period 1995-04-29
PROFFITTS INC
filed 1995-07-19
CIK 812900

FORM 10Q/A
                         AMENDMENT NO. 1

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

          27   Financial Data Schedule
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PROFFITT'S, INC.
                              ------------------------------------
                                         Registrant


                                            7-19-95
                              ------------------------------------
                                              Date



                                       James E. Glasscock
                              ------------------------------------
                                       James E. Glasscock
                              Executive Vice President, Chief
                              Financial Officer, and Treasurer