Form 10-Q
period 1995-07-29
PROFFITTS INC
filed 1995-09-11
CIK 812900

FORM 10Q

                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549


(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
For the quarterly period ended July 29, 1995
                                                 OR
( )     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
For the transition period from                to

                               For Quarter Ended:  July 29, 1995
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

Common Stock, $.10 Par Value -- 10,229,655 shares as of July 29,
1995

                                          PROFFITT'S, INC.

                                                Index


PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Consolidated Balance Sheets --
   July 29, 1995, January 28, 1995, and
   July 30, 1994                                              2

   Condensed Consolidated Statements of Income --
   Three Months Ended July 29, 1995 and July 30, 1994          3

   Condensed Consolidated Statements of Cash Flows --
   Six Months Ended July 29, 1995 and July 30, 1994            4

   Notes to Condensed Consolidated Financial
   Statements                                                  5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS         7


PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    11

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                       11

SIGNATURES                                                      12

                                            PROFFITT'S, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (in thousands)


                                           JULY 29,   JANUARY 28,    JULY 30,
                                            1995         1995         1994
                                        (UNAUDITED)    (AUDITED)   (UNAUDITED)

ASSETS
Current assets
  Cash and cash equivalents              $   1,108     $   1,133     $   1,086
  Net trade accounts receivable, less
    receivables sold to third party         14,536         2,701         6,610
  Merchandise inventories                  172,755       162,080       170,629
  Other current assets                      17,064        13,646        19,209
                                         ---------     ---------     ---------
    Total current assets                   205,463       179,560       197,534
Property and equipment, net                311,820       300,285       292,745
Goodwill                                    50,443        44,624        45,420
Other assets                                16,300        15,586        15,052
                                         ---------     ---------     ---------
                                         $ 584,026     $ 540,055     $ 550,751
                                         =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                 $  43,853     $  34,587     $  51,511
  Other accrued liabilities                 26,252        26,565        25,040
  Current portion of long-term debt
    and capital lease obligations           15,268        15,269        17,585
                                         ---------     ---------     ---------
    Total current liabilities               85,373        76,421        94,136

Real estate and mortgage notes              63,039        64,726        69,558
Notes payable                               75,493        49,376        54,759
Capital lease obligations                   11,083        11,319        11,532
Deferred income taxes                       57,117        54,830        52,085
Other long-term liabilities                  3,154         2,438         1,497
Subordinated debentures                    100,384       100,269       100,160

Shareholders' equity                       188,383       180,676       167,024
                                         ---------     ---------     ---------
                                         $ 584,026     $ 540,055     $ 550,751
                                         =========     =========     =========

                 See notes to condensed consolidated financial statements.

                              PROFFITT'S, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            (in thousands, except per share amounts)


                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JULY 29,   JULY 30,     JULY 29,   JULY 30,
                                     1995       1994         1995       1994

Net sales                        $ 148,689   $ 142,365   $  309,110  $ 228,484
Costs and expenses:
  Cost of sales                     94,488      93,753      196,750    151,946
  Selling, general, and
   administrative expenses          39,534      35,978       80,232     56,081
  Other operating expenses          11,581      11,020       23,531     18,403
                                 ---------    --------   ----------   --------
  Operating income                   3,086       1,614        8,597      2,054

Other income (expense):
  Finance charge income, net of
   allocation to purchaser of
   accounts receivable               3,678       3,885        7,294      6,487
  Interest expense                  (4,789)     (4,264)      (9,570)    (6,919)
  Other income (expense), net          (12)        247          342        565
                                 ----------   ---------   ---------   --------
    Income before provision for
     income taxes                    1,983       1,482        6,663      2,187

Provision for income taxes             879         671        2,777        976
                                 ----------   ---------   ---------   --------
    NET INCOME                       1,804         811        3,886      1,211

Preferred stock dividends              487         537          975        718
                                 ----------   ---------   ---------   --------
    Net income available to
     common shareholders         $     597    $    274    $   2,911   $    493
                                 =========    =========   =========   ========

Earnings per common share        $    0.06    $   0.03    $    0.28   $   0.05
                                 =========    =========   =========   ========

Weighted average common shares      10,434       9,924       10,297      9,759
                                 =========    =========   =========   ========

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

                          PROFFITT'S, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       (in thousands)


                                                         SIX MONTHS ENDED
                                                       JULY 29,     JULY 30,
                                                        1995          1994
OPERATING ACTIVITIES
  Net income                                         $   3,886     $  1,211
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization                        9,635        7,987
    Changes in operating assets and liabilities, net    (7,451)      70,723
                                                     ---------     --------
      Net cash provided by operating
       activities                                        6,070       79,921

INVESTING ACTIVITIES
  Purchases of property and equipment, net             (13,526)      (6,855)
  Acquisition of Parks-Belk Company                    (10,422)
  Acquisition of Macco Investments, Inc.                           (199,140)
                                                     ---------     --------
      Net cash used in investing activities            (23,948)    (205,995)

FINANCING ACTIVITIES
  Payments on long-term debt and capital lease
    obligations                                         (5,672)     (29,731)
  Proceeds from long-term borrowings                    24,500      112,640
  Proceeds from issuance of stock                                    29,121
  Dividends paid to preferred shareholders                (975)         (70)
                                                     ---------     --------

      Net cash provided by financing activities         17,853      111,960

      Decrease in cash and cash equivalents                (25)     (14,114)
      Cash and cash equivalents at beginning
        of period                                        1,133       15,200
                                                     ---------     --------
      Cash and cash equivalents at end of period     $   1,108     $  1,086
                                                     =========     ========

        Cash paid during the six months ended July 29, 1995 for interest and income taxes totaled $9,089 and $3,767, respectively.

        Cash paid during the six months ended July 30, 1994 for interest and income taxes totaled $5,646 and $8,721, respectively.

        In July 1994, the Company redeemed and converted 32,962 shares of Series B Preferred Stock into 156,213 shares of Company Common Stock.

             See notes to condensed consolidated financial statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 29, 1995 are not necessarily indicative of the results that may be expected for the year ending February 3, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

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

                                              Six Months Ended
                                                      July 30,
                                                        1994
                               (in thousands, except per share amounts)

        Net sales                                     $291,526
        Net income                                    $  2,992
        Earnings per common share                     $    .19

On March 7, 1995, the Company acquired a majority interest (50.1%) of Parks-Belk Company, the owner and operator of four department stores in northeast Tennessee. On April 12, 1995, the Company completed the purchase of the remaining interest of Parks-Belk. Specific terms of the transaction were not disclosed, but consideration was paid in Proffitt's, Inc. Common Stock and cash (aggregated less than $20 million). Goodwill has been recorded on the Parks-Belk acquisition and is being amortized on a straight-line basis over thirty years. On June 18, 1995, the Parks-Belk locations in Johnson City, Kingsport, and Greeneville, Tennessee were converted into Proffitt's stores, and the Parks-Belk store in Morristown, Tennessee was permanently closed. These locations operated as Parks-Belk stores within the Proffitt's Division until June 18, 1995.

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

                                MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable, inventory, accounts payable, and notes payable balances fluctuate throughout the year due to the seasonal nature of the retail industry. A portion of the increases over year-end and prior year balances in these accounts is attributable to the acquisition of Parks-Belk.

July 29, 1995 property and equipment balances increased over January 28, 1995 and July 30, 1994 balances primarily due to the acquisition and renovation of Parks-Belk stores, construction of a relocated McRae's store, other store renovations, and information system enhancements.

July 29, 1995 total indebtedness increased compared to year-end balances primarily due to indebtedness incurred and assumed related to the Parks-Belk acquisition.

July 29, 1995 shareholders' equity has increased over January 28, 1995 and July 30, 1994 primarily due to the issuance of common stock in conjunction with the Parks-Belk transaction and net earnings.

RESULTS OF OPERATIONS

The results of operations for the six months ended July 30, 1994 include operations from the Proffitt's Division for the entire period and results from the McRae's Division subsequent to March 31, 1994. The results of operations for the six months ended July 29, 1995 include the combined operations from both divisions for the entire period. The operations of the Parks-Belk stores subsequent to its acquisition have been included in the Company's results for the six months ended July 29, 1995. The Company currently operates its McRae's Division with 28 department stores and one home furnishings specialty store and its Proffitt's Division with 26 department stores.

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales.

                            THREE MONTHS ENDED  SIX MONTHS ENDED
                             7/29/95  7/30/94   7/29/95  7/30/94

Net sales                    100.0%    100.0%    100.0%    100.0%
Costs and expenses:
  Cost of sales               63.5      65.9      63.7      66.5
  Selling, gen., & admin.
   exp.                       26.6      25.3      26.0      24.5
  Other operating expenses     7.8       7.7       7.7       8.1
     Operating income          2.1       1.1       2.6       0.9

Other income (expense):
     Finance charge income,
       net of allocation
       to purchaser of
       accounts receivable     2.4       2.7       2.4       2.8
     Interest expense         (3.2)     (3.0)     (3.0)     (3.0)
     Other income (expense),
       net                     0.0       0.2       0.2       0.2

    Income before provision
       for income taxes        1.3       1.0       2.2       0.9
Provision for income taxes     0.6       0.4       0.9       0.4

         NET INCOME            0.7%      0.6%      1.3%      0.5%
                             =====     =====      ====      ====


Total net sales for the three months ended July 29, 1995 increased 4% to $148.7 million from $142.4 million in the prior year. Comparable store sales increased 2% for the quarter. Revenues for the McRae's Division were $90.6 million, a decrease of 2% over last year. The Proffitt's Division sales, including revenues of $3.7 million generated from the Parks-Belk stores, were $58.1 million for the quarter, up 16% from last year. For the quarter, comparable store sales decreased 1% for the McRae's Division and increased 7% for the Proffitt's Division. Sales for the quarter were negatively affected by extraordinarily hot weather that slowed store traffic in the Company's markets, particularly in the month of July. In addition, the Company owned less clearance merchandise than one year ago which affected sales.

Total net sales for the six months ended July 29, 1995 increased 35% to $309.1 million from $228.5 million recorded last year. First half comparable store sales increased 3% over the prior year. Revenues for the McRae's Division totaled $194.4 million, up 1% over last year on both a total and comparable stores basis. Sales for the Proffitt's Division were $114.8 million (including $7.6 million from the Parks-Belk stores), a 15% increase over the prior year. On a comparable stores basis, sales for the Proffitt's Division increased 7% for the first half.

Cost of sales as a percent of net sales decreased 2.4% and 2.8% for the three and six months ended July 29, 1995, respectively, as compared to the same prior year period primarily due to improved inventory control and lower merchandise markdowns. Cost of sales as a percent of net sales for the three and six months ended July 30, 1994 was higher than normal due to excessive inventory markdowns needed to clear aged merchandise at the Proffitt's Division. These markdowns resulted from overstocking new store locations in 1993 and weakness in women's apparel sales in fall 1993.

Selling, general, and administrative expenses as a percent of net sales increased 1.3% and 1.5% for the three and six months ended July 29, 1995, respectively, from last year. Total selling, general, and administrative expenses increased 43% for the six months ended July 29, 1995 over last year, to $80.2 million, primarily due to additional overhead and other expenses required to operate the expanded store base. The Company consolidated certain administrative support areas for the Proffitt's and McRae's Divisions (accounting, credit, and management information systems) during the second quarter of 1995. The Company anticipates future leverage of selling, general, and administrative expenses due to these consolidations, increased sales volume, and expense control efforts.

Other operating expenses as a percentage of net sales decreased
0.4% for the six month period over last year primarily due to leverage generated from a larger sales base.

Net finance charge income, as a percent of net sales, was down 0.3% and 0.4% for the three and six months ended July 29, 1995, respectively, from last year primarily due to the allocation to the third party purchaser of accounts receivable of finance charges. For the quarter, the allocation was $2.1 million, or 1.4% of net sales, compared to $1.5 million, or 1.0% of net sales, last year. For the first half, the allocation was $4.3 million, or 1.4% of net sales, compared to $1.9 million, or 0.8% of net sales, last year. Gross finance charge income (before allocation to third party), as a percent of net sales, remained fairly level for the three and six month period over last year.

Interest expense as a percent of net sales was relatively flat for the three and six months ended July 29, 1995 as compared to the same prior year period. Total interest expense increased 38% for the six months ended July 29, 1995 over last year, to $9.6 million, primarily due to higher borrowings associated with the McRae's and Parks-Belk acquisitions and higher interest rates.

Net income for the three months ended July 29, 1995 totaled $1.1 million, or $.06 per share, as compared to net earnings for the three months ended July 30, 1994 of $.8 million, or $.03 per share. Net income for the six months ended July 29, 1995 was $3.9 million, or $.28 per share, as compared to net earnings for the six months ended July 30, 1994 of $1.2 million, or $.05 per share. The increase in earnings primarily was due to enhanced gross margin performance.

                                          PROFFITT'S, INC.

                                     PART II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of the Shareholders of the Company was held on June 15, 1995. 82.2%, or 8,403,671 shares of the 10,218,624 shares of common stock entitled to vote, were represented in person or by proxy. The matters submitted to a vote of the shareholders and the vote on these matters were as follows:

1) All nominees for Directors listed in the proxy statement were elected to hold office until the next Annual Meeting of the Shareholders. Shareholders holding at least 8,354,104 shares voted for, shareholders holding no more than 42,960 shares voted against, and shareholders holding no more than 6,607 shares abstained from the vote.

2) Adoption of Proffitt's, Inc. 1994 Employee Stock Purchase
Plan.

   For - 8,308,034             Against - 7,925               Abstain - 14,800

3) Special Meeting Proposal amending the Company's Charter to require the demand of at least 25% of all votes entitled to be cast on an issue in order to call a special meeting of the shareholders.

   For - 4,542,466             Against - 2,722,126           Abstain - 15,840

4) Ratification of Appointment of Independent Accountants
(Coopers & Lybrand L.L.P.) for the fiscal year ending February 3,
1996.

   For - 8,397,514             Against - 3,095               Abstain - 3,062


Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits.

               3.1     Articles of Amendment to the Charter of
                       Proffitt's, Inc., designating the maximum number of shares of all classes of stock which the corporation shall have the authority to issue

               3.2     Articles of Amendment to the Charter of
                       Proffitt's, Inc., designating special meeting of shareholders

               3.3     Amended and Restated Bylaws of Proffitt's, Inc.

               11.1    Statement re: Computation of Earnings per Common
                       Share

               27      Financial Data Schedule

           (b) Form 8-K Reports -- None.

                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       PROFFITT'S, INC.
                                         -----------------------------------
                                                            Registrant


                                                     September 8, 1995
                                         -----------------------------------
                                                              Date


                                                    /s/ James E. Glasscock
                                         -----------------------------------
                                                        James E. Glasscock
                                              Executive Vice President, Chief
                                              Financial Officer, and Treasurer