Form 10-Q
period 1995-10-28
PROFFITTS INC
filed 1995-12-06
CIK 812900

FORM 10Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the quarterly period ended October 28, 1995
                                   OR
( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from                to

                      For Quarter Ended:  October 28, 1995
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

Common Stock, $.10 Par Value -- 10,245,555 shares as of October
28, 1995


                            PROFFITT'S, INC.

                                  Index


PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.  Financial Statements (unaudited)

   Condensed Consolidated Balance Sheets --
   October 28, 1995, January 28, 1995, and
   October 29, 1994                                               2

   Condensed Consolidated Statements of Income --
   Three and Nine Months Ended October 28, 1995
   and October 29, 1994                                           3

   Condensed Consolidated Statements of Cash Flows --
   Nine Months Ended October 28, 1995 and October 29,
   1994                                                           4

   Notes to Condensed Consolidated Financial
   Statements                                                     5

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                  7


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                       12


                            PROFFITT'S, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands)


                                        OCTOBER 28,   JANUARY 28,  OCTOBER 29,
                                            1995         1995         1994
                                        (UNAUDITED)    (AUDITED)   (UNAUDITED)
                                        -----------   ----------   -----------
ASSETS
Current assets
  Cash and cash equivalents              $   1,173     $   1,133     $   1,198
  Net trade accounts receivable, less
    receivables sold to third party         15,229         2,701        10,070
  Merchandise inventories                  242,061       162,080       226,436
  Other current assets                      17,011        13,646        20,026
                                         ---------     ---------     ---------
    Total current assets                   275,474       179,560       257,730
Property and equipment, net                322,552       300,285       292,504
Goodwill                                    50,987        44,624        45,087
Other assets                                15,199        15,586        14,754
                                         ---------     ---------     ---------
                                         $ 664,212     $ 540,055     $ 610,075
                                         =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                 $  91,603     $  34,587     $  98,976
  Other accrued liabilities                 32,462        26,565        28,397
  Current portion of long-term debt
    and capital lease obligations           16,528        15,269        16,545
                                         ---------     ---------     ---------
    Total current liabilities              140,593        76,421       143,918

Real estate and mortgage notes              69,410        64,726        66,685
Notes payable                               91,242        49,376        65,091
Capital lease obligations                   10,964        11,319        11,425
Deferred income taxes                       56,755        54,830        51,976
Other long-term liabilities                  3,167         2,438         1,458
Subordinated debentures                    100,444       100,269       100,214

Shareholders' equity                       191,637       180,676       169,308
                                         ---------     ---------     ---------
                                         $ 664,212     $ 540,055     $ 610,075
                                         =========     =========     =========

                See notes to condensed consolidated financial statements.


                            PROFFITT'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (in thousands, except per share amounts)


                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                 ---------------------   ---------------------
                                   OCTOBER     OCTOBER      OCTOBER    OCTOBER
                                  28, 1995    29, 1994     28, 1995   29, 1994
                                 ---------   ---------   ----------  ---------

Net sales                        $ 173,484   $ 163,674   $  482,594  $ 392,158
Costs and expenses:
  Cost of sales                    110,106     101,856      306,856    253,802
  Selling, general, and
   administrative expenses          44,137      43,657      124,369     99,738
  Other operating expenses          12,543      12,546       36,074     30,949
                                 ---------    --------   ----------   --------
  Operating income                   6,698       5,615       15,295      7,669

Other income (expense):
  Finance charge income, net of
   allocation to purchaser of
   accounts receivable               3,738       3,571       11,032     10,058
  Interest expense                  (4,903)     (4,434)     (14,473)   (11,353)
  Other income (expense), net          233         212          575        777
                                 ----------   ---------   ---------   --------
    Income before provision for
     income taxes                    5,766       4,964       12,429      7,151

Provision for income taxes           2,327       1,995        5,104      2,971
                                 ----------   ---------   ---------   --------
    NET INCOME                       3,439       2,969        7,325      4,180

Preferred stock dividends              487         488        1,462      1,206
                                 ----------   ---------   ---------   --------
    Net income available to
     common shareholders         $   2,952    $  2,481    $   5,863   $  2,974
                                 =========    =========   =========   ========

Earnings per common share        $    0.28    $   0.25    $    0.57   $   0.30
                                 =========    =========   =========   ========

Weighted average common shares      10,411      10,056       10,335      9,858
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


                            PROFFITT'S, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                     (in thousands)


                                                        NINE MONTHS ENDED
                                                     -----------------------
                                                     OCTOBER 28,  OCTOBER 29,
                                                        1995          1994
                                                     ----------   ----------
OPERATING ACTIVITIES
  Net income                                         $   7,325     $  4,180
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization                       14,982       13,352
    Changes in operating assets and liabilities, net   (22,995)      61,589
                                                     ---------     --------
      Net cash (used in) provided by operating
       activities                                         (688)      79,121

INVESTING ACTIVITIES
  Purchases of property and equipment, net             (29,037)     (11,575)
  Acquisition of Parks-Belk Company                    (10,436)
  Acquisition of Macco Investments, Inc.                           (199,140)
                                                     ---------     --------
      Net cash used in investing activities            (39,473)    (210,715)

FINANCING ACTIVITIES
  Payments on long-term debt and capital lease
    obligations                                         (9,049)     (33,764)
  Proceeds from long-term borrowings                    51,200      123,040
  Proceeds from issuance of stock                                    29,204
  Dividends paid to preferred shareholders              (1,950)        (888)
                                                     ---------     --------

      Net cash provided by financing activities         40,201      117,592

      Increase (decrease) in cash and cash
        equivalents                                         40      (14,002)
      Cash and cash equivalents at beginning
        of period                                        1,133       15,200
                                                     ---------     --------
      Cash and cash equivalents at end of period     $   1,173     $  1,198
                                                     =========     ========


Cash paid during the nine months ended October 28, 1995 for interest and income taxes totaled $14,882 and $3,940, respectively.

Cash paid during the nine months ended October 29, 1994 for interest and income taxes totaled $11,262 and $8,894, respectively.

In July 1994, the Company redeemed and converted 32,962 shares of Series B Preferred Stock into 156,213 shares of Company Common Stock.



See notes to condensed consolidated financial statements.


          Notes to Condensed Consolidated Financial Statements
                               (unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 28, 1995 are not necessarily indicative of the results that may be expected for the year ending February 3, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

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

                                   Nine Months Ended
                                      October 29,
                                          1994
                        (in thousands, except per share amounts)

     Net sales                          $455,200
     Net income                         $  5,961
     Earnings per common share          $    .44

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

On October 23, 1995, the Company announced its planned business combination with Younkers, Inc., a Des Moines, Iowa based department store chain operating 53 stores in seven Midwest states. The transaction is expected to close by February 3, 1996, the Company's fiscal year end.

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

October 28, 1995 property and equipment balances increased over January 28, 1995 and October 29, 1994 balances primarily due to the acquisition and renovation of Parks-Belk stores, construction of a relocated McRae's store, other store renovations, and information system enhancements.

October 28, 1995 total indebtedness increased compared to year-end balances primarily due to seasonal working capital needs along with indebtedness incurred and assumed related to the Parks-Belk acquisition.

October 28, 1995 shareholders' equity has increased over January
28, 1995 and October 29, 1994 primarily due to the issuance of common stock in conjunction with the Parks-Belk transaction and net earnings.

Results of Operations

The results of operations for the nine months ended October 29, 1994 include operations from the Proffitt's Division for the entire period and results from the McRae's Division subsequent to March 31, 1994. The results of operations for the nine months ended October 28, 1995 include the combined operations from both divisions for the entire period. The operations of the Parks-Belk stores subsequent to its acquisition have been included in the Company's results for the nine months ended October 28, 1995. The Company currently operates its McRae's Division with 28 department stores and one home furnishings specialty store and its Proffitt's Division with 26 department stores.

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales.

                                       Three Months Ended  Nine Months Ended
                                       ------------------  -----------------
                                       10/28/95  10/29/94  10/28/95 10/29/94
                                       --------  --------  -------- --------
Net sales                               100.0%    100.0%    100.0%   100.0%
Costs and expenses:
      Cost of sales                      63.5      62.2      63.5     64.7
      Selling, gen., & admin. exp.       25.4      26.7      25.8     25.4
      Other operating expenses            7.2       7.7       7.5      7.9
                                         ----      ----      ----     ----
         Operating income                 3.9       3.4       3.2      2.0

Other income (expense):
     Finance charge income, net of
        allocation to purchaser of
        accounts receivable               2.1       2.2       2.3      2.5
     Interest expense                    (2.8)     (2.7)     (3.0)    (2.9)
     Other income (expense), net          0.1       0.1       0.1      0.2
                                         ----      ----      ----     ----

         Income before provision for
           income taxes                   3.3       3.0       2.6      1.8
Provision for income taxes                1.3       1.2       1.1      0.7
                                         ----      ----      ----     ----
          NET INCOME                      2.0%      1.8%      1.5%     1.1%
                                         ====      ====      ====     ====


Total net sales for the three months ended October 28, 1995 increased 6% to $173.5 million from $163.7 million in the prior year. Comparable store sales also increased 6% for the quarter. Revenues for the McRae's Division were $109.4 million, an increase of 3% over last year on both a total and comparable stores basis. The Proffitt's Division sales were $64.1 million for the quarter, up 12% from last year. For the quarter, comparable store sales increased 11% for the Proffitt's Division.


Total net sales for the nine months ended October 28, 1995 increased 23% to $482.6 million from $392.2 million recorded last year. Comparable store sales increased 4% over the prior year. Revenues for the McRae's Division totaled $303.8 million, up 2% over last year on both a total and comparable stores basis.
Sales for the Proffitt's Division were $178.8 million, a 14% increase over the prior year. On a comparable stores basis, sales for the Proffitt's Division increased 9% for the nine months.

Cost of sales as a percent of net sales increased 1.3% for the three months and decreased 1.2% for the nine months ended October 28, 1995, respectively, as compared to the same prior year period. The quarterly percentage increase was primarily due to increased markdowns at the McRae's Division needed to assure timely clearance of seasonal merchandise in view of weaker than planned sales in this Division. In addition, the prior year third quarter cost of sales percentage was lower than normal due to higher than planned sales resulting in fewer markdowns. The year-to-date percentage decrease in cost of sales was primarily due to improved inventory control and lower merchandise markdowns. Cost of sales as a percent of net sales for the nine months ended October 29, 1994 was higher than normal due to excessive inventory markdowns needed to clear aged merchandise at the Proffitt's Division. These markdowns resulted from overstocking new store locations in 1993 and weakness in women's apparel sales in fall 1993.

Selling, general, and administrative expenses as a percent of net sales decreased 1.3% for the three months and increased 0.4% for the nine months ended October 28, 1995, respectively, from last year. Total selling, general, and administrative expenses increased 25% for the nine months ended October 28, 1995 over last year, to $124.4 million, primarily due to additional overhead and other expenses required to operate the expanded store base. The Company consolidated certain administrative support areas for the Proffitt's and McRae's Divisions (accounting, credit, and management information systems) during the second quarter of 1995, and the Company began to realize economies of scale during the third quarter. The Company anticipates future leverage of selling, general, and administrative expenses due to these consolidations, increased sales volume, and expense control efforts.

Other operating expenses as a percentage of net sales decreased
0.5% and 0.4% for the three and nine month period over last year primarily due to leverage generated from a larger sales base.

Net finance charge income, as a percent of net sales, was down 0.1% and 0.2% for the three and nine months ended October 28, 1995, respectively, from last year primarily due to the allocation to the third party purchaser of accounts receivable of finance charges. For the quarter, the allocation was $2.0 million, or 1.2% of net sales, compared to $1.6 million, or 1.0% of net sales, last year. For the nine months, the allocation was $6.3 million, or 1.3% of net sales, compared to $3.5 million, or 0.9% of net sales, last year. Gross finance charge income (before allocation to third party), as a percent of net sales, increased slightly for the three and nine month period over last year.

Interest expense as a percent of net sales was relatively flat for the three and nine months ended October 28, 1995 as compared to the same prior year period. Total interest expense increased 27% for the nine months ended October 28, 1995 over last year, to $14.5 million, primarily due to higher borrowings associated with the McRae's and Parks-Belk acquisitions and higher interest rates.

Net income for the three months ended October 28, 1995 totaled $3.4 million, or $.28 per share, as compared to net earnings for the three months ended October 29, 1994 of $3.0 million, or $.25 per share. The increase in earnings for the quarter primarily was due to expense leverage. Net income for the nine months ended October 28, 1995 was $7.3 million, or $.57 per share, as compared to net earnings for the nine months ended October 29, 1994 of $4.2 million, or $.30 per share. The increase in earnings for the nine months primarily was due to enhanced gross margin performance.


                            PROFFITT'S, INC.

                       PART II.  Other Information


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                11.1 Statement re: Computation of Earnings per
                     Common Share

                27   Financial Data Schedule

           (b) Form 8-K Reports -- A report on Form 8-K was filed with the Commission on October 25, 1995 reporting under Item 5 regarding the merger agreement between Proffitt's, Inc. and Younkers, Inc. A report on Form 8-K was filed with the Commission on November 1, 1995 reporting under Item 5 regarding additional information on the proposed merger of Proffitt's, Inc. and Younkers, Inc.


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



                                     PROFFITT'S, INC.
                           ------------------------------------
                                       Registrant


                                         12-6-95
                           ------------------------------------
                                           Date



                                 /s/ James E. Glasscock
                           ------------------------------------
                                     James E. Glasscock
                                  Executive Vice President,
                                  Chief Financial Officer,
                                       and Treasurer