Form 10-K
period 1996-02-03
PROFFITTS INC
filed 1996-04-26
CIK 812900

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For Fiscal Year Ended: February 3, 1996 or
( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from _______________ to _______________

                      Commission File Number:  0-15907

           Exact name of registrant as specified in its charter:
                              PROFFITT'S, INC.
                       State of Incorporation:  Tennessee
               I.R.S. Employer Identification Number:  62-0331040

    Address of principal executive offices (including zip code):
                    P.O. Box 9388, Alcoa, Tennessee 37701
Registrant's telephone number, including area code:  (423) 983-7000

 Securities registered pursuant to Section 12(b) of the Act:  NONE
     Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $.10  and  PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes (X)    No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1996 was approximately $532,150,352.

As of March 22, 1996, the number of shares of the Registrant's
Common Stock outstanding was 19,210,024.

                      DOCUMENTS INCORPORATED BY REFERENCE
     (1) Portions of the Proffitt's, Inc. Annual Report to
Shareholders for the Fiscal Year Ended February 3, 1996 are incorporated by reference into Part II.
     (2) Portions of the Proffitt's, Inc. Proxy Statement dated May 1, 1996 for the Annual Shareholders' Meeting to be held on June 19, 1996 are incorporated by reference into Part III.

The Exhibit Index is on page      of this document.

                            TABLE OF CONTENTS



         Item                                          Page

Part I    1    Business.                                 3

          2    Properties.                               7

          3    Legal Proceedings.                       13

          4    Submission of Matters to a Vote of
               Security Holders                         13

          Executive Officers of the Registrant.         13

Part II   5    Market for Registrant's Common Equity
               and Related Stockholder Matters.         13

          6    Selected Financial Data.                 18

          7    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                              18

          8    Financial Statements and Supplementary
               Data.                                    18

          9    Changes in and Disagreements with        18
               Accountants on Accounting and
               Financial Disclosure.

Part III  10   Directors and Executive Officers of
               the Registrant.                          19


          11   Executive Compensation.                  19

          12   Security Ownership of Certain Beneficial
               Owners and Management.                   19


          13   Certain Relationships and Related        19
               Transactions.

Part IV   14   Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.                 20


Signatures                                              22


                                    PART I

Item 1.  Business.

General.

Founded in 1919, Proffitt's is a leading regional department store company primarily offering moderate to better brand name fashion apparel, accessories, cosmetics, and decorative home furnishings. The Company's stores are principally anchor stores in leading regional or community malls. The Company's objective is to be the dominant department store chain in its regions through a strategy which combines fashion leadership in branded and high quality private-label merchandise with opening or acquiring new stores and expanding and renovating existing stores.

The Company operates three department store divisions. The Proffitt's Division, headquartered in Knoxville, Tennessee, operates 25 stores in Tennessee (12), Virginia (8), Georgia (2), Kentucky (2), and North Carolina (1). The McRae's Division, headquartered in Jackson, Mississippi, operates 29 stores in Alabama (14), Mississippi (12), Florida (2), and Louisiana (1).
The Younkers Division, headquartered in Des Moines, Iowa, operates 49 stores in Iowa (18), Wisconsin (18), Michigan (5), Nebraska (5), Illinois (1), Minnesota (1), and South Dakota (1).

The Company has experienced significant growth since 1992. During 1992 and 1993, the Company purchased certain real and personal property and assumed certain operating leases of eighteen store locations from Hess Department Stores, Inc. and Crown American Corporation. The acquired locations were in Tennessee, Virginia, Georgia, and Kentucky. These stores were renovated and placed in service as Proffitt's Division stores in 1992 and 1993.

In March 1994, Proffitt's, Inc. acquired all of the outstanding Common Stock of Macco Investments, Inc., a holding company for McRae's, Inc., a privately-owned retail department store chain with 28 stores headquartered in Jackson, Mississippi. The transaction was accounted for as a purchase.

In April 1995, the Company completed its purchase of Parks-Belk Company, the owner/operator of four Parks-Belk stores located in northeastern Tennessee. Three stores were renovated and opened as Proffitt's Division stores during 1995; one store was permanently closed. The transaction was accounted for as a purchase.

Effective February 3, 1996 (immediately preceding the Company's fiscal year end), Proffitt's, Inc. combined its business with Younkers, Inc., a 51 unit, publicly-owned retail department store chain, headquartered in Des Moines, Iowa. This combination was structured as a tax-free transaction and was accounted for as a pooling of interests. Each outstanding share of Younkers, Inc. Common Stock was converted into ninety-eight one-hundredths (.98) shares of Proffitt's, Inc. Common Stock, with approximately 8.8 million shares issued in the transaction.

The Company closed three unproductive units (one Proffitt's store and two Younkers stores) in January 1996. Two additional Younkers units were sold to a third party subsequent to February 3, 1996.

A new McRae's store in Selma, Alabama was opened in March 1996. The Company has announced the planned openings of new Proffitt's stores in Morgantown and Parkersburg, West Virginia in fall 1996 and 1997, respectively, and new McRae's stores in Biloxi and Meridian, Mississippi in 1997. The Company is currently negotiating several other new unit opportunities. In addition, several store renovations and expansions are planned for 1996.

During 1995, in order to improve efficiencies and reduce overhead costs, the Company centralized certain administrative and support functions, such as accounting, information systems, credit, store planning, and human resources, for the McRae's and Proffitt's Divisions. The Company is in the process of further consolidating these functions to include the Younkers Division, with the majority of this restructuring to be completed by fall 1996. Merchandising, stores, sales promotion/advertising, visual, and various support functions for the Proffitt's, McRae's, and Younkers Divisions will remain headquartered in Knoxville, Jackson, and Des Moines, respectively.


Merchandising.

The Company's merchandising strategy is to provide middle to upper income customers a wide assortment of quality fashion apparel, shoes, accessories, cosmetics, and decorative home furnishings at competitive prices. The Company's commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes it a preferred distribution channel for premier brand-name merchandise. Key brands featured include Liz Claiborne, Marisa Christina, Susan Bristol, Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Guess, Haggar, Levi's, Estee Lauder, Clinique, Lancome, Vanity Fair, and Nine West. The Company supplements its branded assortments with high-quality, private-label merchandise in selected areas. Private label offerings are intended to provide national brand quality at lower prices.

The Company has developed a thorough knowledge of each of its regional markets and customer bases. Such knowledge, in conjunction with frequent store visits by senior management and merchandising personnel and use of on-line merchandise information, enables the Company to tailor each store's merchandise assortments to the unique characteristics of its markets and respond to demographic and customer profiles.

Certain departments in the Company's stores are leased to independent companies in order to provide high quality service and merchandise where specialization and expertise are critical and economics do not justify the Company's direct participation in the business. The leased departments vary by store to complement the Company's own merchandising departments. Leased departments include shoe, fine jewelry, beauty salon, and maternity departments. The terms of the lease agreements typically are between one and three years and require the lessee to pay for fixtures and provide its own employees. Leased department sales are included in the Company's total sales. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

The shoe business is currently leased at the Younkers Division and owned at both the Proffitt's and McRae's Divisions. In August 1996, the Company will convert the leased shoe operation at the Younkers Division to owned. Management believes this has positive sales and gross margin implications for the Company.

During 1995, the Company's net sales by major merchandise category were as follows:


                            Proffitt's McRae's  Younkers
Merchandise Category:       Division  Division  Division  Total

Women's Apparel             32.5%     26.7%     31.9%     30.3%
Men's Apparel               13.7      16.6      15.6      15.6
Home                        10.6      14.9      15.7      14.4
Cosmetics                   14.8      11.3      10.8      11.8
Children's Apparel           8.5       7.6       7.0       7.5
Accessories                  6.8       6.7       6.3       6.6
Shoes                        7.1       7.8         -       4.0
Intimate Apparel             4.4       3.9       4.6       4.3
Total Owned                 98.4      95.5      91.9      94.5
Leased Departments           1.6       4.5       8.1       5.5
Total                      100.0%    100.0%    100.0%    100.0%



Purchasing and Distribution.

The Company purchases merchandise from numerous suppliers.
Management monitors the Company's profitability and sales history with each supplier and believes it has alternative sources available for each category of merchandise it purchases.
Management believes it has a good relationship with its suppliers.

The 85,000 square foot distribution facility serving the Proffitt's Division is located in metropolitan Knoxville, Tennessee, and the 164,000 square foot distribution center for the McRae's Division is located in Jackson, Mississippi. The Younkers Division is served by two distribution facilities. A 182,000 square foot center in Green Bay, Wisconsin serves the Division's northern stores, and a 120,000 square foot facility in Ankeny, Iowa serves the Division's southern stores.

The distribution centers utilize certain latest technology. The Company utilizes UPC barcode technology which is designed to move merchandise onto the selling floor quicker and more cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. For example, high speed automated conveyor systems are capable of scanning bar coded labels and diverting cartons to the proper merchandise processing areas. Some types of merchandise are being processed in the receiving area and immediately "cross docked" to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand held radio frequency terminals that can scan a vendor's bar code and transmit the necessary information to a computer to check-in merchandise. This technology, when fully utilized, will create a nearly paperless environment for the distribution function.


Management Information Systems.

The Company's information systems provide information necessary for management operating decisions, cost reduction programs, and customer service enhancements. Individual data processing systems include point-of-sale and sales reporting, purchase order management, receiving, merchandise planning and control, payroll, general ledger, and accounts payable systems. Bar code ticketing is used, and scanning is utilized at all point-of-sale terminals. Information is made available on-line to merchandising staff and store management on a timely basis, thereby reducing the need for paper reports. The Company uses electronic data interchange technology (EDI) with its top vendors to facilitate timely merchandise replenishment.

The Company continually upgrades its information systems to improve operations and support future growth.


Advertising and Sales Promotion.

The Company's advertising and promotions are coordinated to reinforce its market position as a fashion department store selling quality merchandise at competitive prices. Advertising is balanced among fashion advertising, price promotions, and special events.

The Company uses a multi-media approach, including newspaper, television, radio, and direct mail. The Company's advertising and special events are produced by in-house sales promotion staffs in conjunction with outside advertising agencies, when needed. The Company utilizes data captured through the use of the Proffitt's, McRae's, and Younkers credit cards to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments, and store locations. To promote its image as the fashion leader in its markets, the Company also sponsors fashion shows and in-store special events highlighting the Company's key brands.


Customer Service.

The Company believes that personal customer attention builds loyalty and that the Company's sales associates provide a level of customer service superior to its competitors. Each store is staffed with knowledgeable, friendly sales associates skilled in salesmanship and customer service. Sales associates maintain customer records, send personalized thank-you notes, and communicate personally with customers to advise them of special promotions and new merchandise offerings. Superior customer service is encouraged through the development and monitoring of sales/ productivity goals and through specific award and recognition programs.


Seasonality.

The Company's business, like that of most retailers, is subject to seasonal influences, with a significant portion of its net sales and net income realized during the fourth quarter of each year, which includes the Christmas selling season. Generally, more than 30% of the Company's sales and over 50% of its net income are generated during the fourth quarter.


Competition.

The retail department store business is highly competitive. The Company's stores compete with several national and regional department stores, specialty apparel stores, and other retail stores, some of which have greater financial and other resources than the Company. Management believes that its knowledge of the Company's regional markets and customer base, combined with providing superior customer service and a broad selection of quality fashion merchandise at competitive prices in prime store locations, provides a competitive advantage.


Associates

At March 31, 1996, the Company employed approximately 14,000 associates, of whom approximately 6,300 were employed on a part-time basis. The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Approximately twenty associates in the Younkers Division are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


Item 2.   Properties.

The Proffitt's Division's leased administrative offices are located in the Midland Shopping Center in metropolitan Knoxville, Tennessee and consist of approximately 44,000 square feet. The Division's owned distribution center is located in metropolitan Knoxville and contains approximately 85,000 square feet.

The McRae's Division owns its administrative office building in Jackson, Mississippi. This facility consists of 272,000 square feet of space, of which 168,000 square feet are corporate offices and 104,000 square feet are the Division's processing area for merchandise returns to vendors and a furniture warehouse. The 164,000 square foot distribution center in metropolitan Jackson is owned.

The Younkers Division leased administrative office space is located with the Downtown store in Des Moines, Iowa and consists of 127,000 square feet of space.

The 120,000 and 182,000 square foot distribution centers in Ankeny, Iowa and Green Bay, Wisconsin, respectively, are owned.

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



                    APPROX.                         YEAR
                    GROSS                YEAR    RENOVATED
                    SQUARE    OWNED/    OPENED OR    OR
STORE LOCATIONS     FOOTAGE   LEASED    ACQUIRED  EXPANDED


PROFFITT'S DIVISION:

KNOXVILLE, TN
METROPOLITAN MARKET:
West Town           161,800   Leased     1972       1995
East Towne          102,000   Owned      1984       1992
Foothills
(Maryville, TN)*    145,000   Owned      1983       1993
Oak Ridge
(Oak Ridge, TN)*    111,000   Leased     1974       1993
Proffitt's Plaza
(Athens, TN)         54,000   Leased     1965       1992
College Square
(Morristown, TN)     50,000   Owned      1993          -

CHATTANOOGA, TN
METROPOLITAN MARKET:
Hamilton Place*     245,000   Owned      1988       1993
Walnut Square
(Dalton, GA)         55,000   Owned      1988       1988
Northgate            94,500   Owned      1989       1993
Bradley Square
(Cleveland, TN)      50,000   Leased     1992       1992
Mt. Berry Square
(Rome, GA)           65,000   Leased     1993       1993

TRI-CITIES, TN/VA
METROPOLITAN MARKET:
Mall at Johnson City
(Johnson City, TN)* 152,000   Leased     1992       1995
Fort Henry
(Kingsport, TN)*    141,500   Leased     1992       1995
Bristol Mall
(Bristol, VA)        46,000   Leased     1992          -
Greeneville Commons
(Greeneville, TN)    41,700   Leased     1995          -

ASHEVILLE, NC
METROPOLITAN MARKET:
Biltmore Square Mall 80,000   Owned      1989           -

NORFOLK/VA BEACH, VA
METROPOLITAN MARKET:
Coliseum
(Hampton, VA)*      110,600   Leased     1993        1993
Patrick Henry
(Newport News, VA)   65,000   Leased     1993        1993
Greenbrier
(Chesapeake, VA)     79,600   Leased     1993        1993
Chesapeake Square
(Chesapeake, VA)     80,000   Owned      1993        1993
Pembroke
(Virginia Beach, VA) 65,000   Owned      1993        1993

RICHMOND, VA
METROPOLITAN MARKET:
Chesterfield         64,000   Leased     1993        1993
Virginia Commons     80,000   Leased     1993        1993

KENTUCKY:
Towne Mall
(Elizabethtown, KY)  50,000   Leased     1993        1993
Ashland Town Center
(Ashland, KY)        65,000   Leased     1993        1993

TOTAL PROFFITT'S
DIVISION          2,253,700

*Dual store operation.


                    APPROX.                         YEAR
                    GROSS                YEAR    RENOVATED
                    SQUARE    OWNED/    OPENED OR    OR
STORE LOCATIONS     FOOTAGE   LEASED    ACQUIRED  EXPANDED

MCRAE'S DIVISION:

JACKSON, MS
METROPOLITAN MARKET:
Meadowbrook Mart     68,900   Leased    1955       1987
Metrocenter         231,400   Owned     1978       1992
Northpark
(Ridgeland, MS)     207,200   Owned     1984          -

BIRMINGHAM, AL
METROPOLITAN MARKET:
Roebuck Plaza        65,600   Leased    1960          -
Century Plaza       125,100   Leased    1980       1991
Brookwood Village   108,800   Leased    1975       1993
Western Hills
(Fairfield, AL)     129,600   Leased    1980       1986
Riverchase Galleria
(Hoover, AL)        136,200   Leased    1986          -

HUNTSVILLE, AL:
Parkway City         75,700   Leased    1961          -
Madison Square       99,700   Leased    1984          -

FLORIDA PANHANDLE:
University
(Pensacola, FL)     145,300   Owned     1974       1986
Santa Rosa
(Mary Ester, FL)     83,900   Owned     1986          -

MOBILE, AL:
Springdale          168,300   Owned     1984          -

OTHER MISSISSIPPI
MARKETS:
Greenville
(Greenville, MS)     68,100   Leased    1973          -
Village Fair
(Meridian, MS)       78,700   Leased    1972          -
Pemberton
(Vicksburg, MS)      63,200   Owned     1970       1985
TurtleCreek
(Hattiesburg, MS)   129,000   Owned     1973       1995
Barnes Crossing
(Tupelo, MS)        100,200   Owned     1976       1990
Natchez
(Natchez, MS)        67,300   Leased    1979       1993
Singing River
(Gautier, MS)        89,300   Owned     1980          -
Sawmill Square
(Laurel, MS)         65,800   Owned     1981          -
University
(Columbus, MS)       75,700   Owned     1983          -

OTHER ALABAMA MARKETS:
Eastdale
(Montgomery, AL)     69,200   Leased    1977          -
Gadsden
(Gadsden, AL)        80,500   Leased    1974       1994
Regency Square
(Florence, AL)       41,000   Leased    1978          -
Selma Mall
(Selma, AL)          74,000   Leased    1996          -
University
(Tuscaloosa, AL)     90,900   Leased    1980          -
Wiregrass Commons
(Dothan, AL)         96,200   Leased    1986          -

LOUISIANA:
Pecanland
(Monroe, LA)        106,500   Owned     1985          -

TOTAL MCRAE'S
DIVISION          2,941,300




                    APPROX.                         YEAR
                    GROSS                YEAR    RENOVATED
                    SQUARE    OWNED/    OPENED OR    OR
STORE LOCATIONS     FOOTAGE   LEASED    ACQUIRED  EXPANDED

YOUNKERS DIVISION:

DES MOINES, IA
METROPOLITAN MARKET:
Merle Hay           195,000   Leased    1959       1995
Valley West         164,000   Leased    1972       1995
Downtown            113,800   Leased    1900       1994
Southridge          105,000   Leased    1975       1994

CEDAR RAPIDS, IA:
Lindale             100,000   Leased    1960          -
Westdale            100,000   Leased    1980       1995

SIOUX CITY, IA:
Sioux City Mall      90,000   Leased    1980          -
Town Square Downtown 60,000   Leased    1986          -

QUAD CITIES, IA/IL
METROPOLITAN MARKET:
Southpark
(Moline, IL)        100,000   Leased    1974       1990
Northpark
(Davenport, IA)     100,000   Leased    1973       1994
Duck Creek Plaza
(Bettendorf, IA)     60,000   Leased    1960          -

MILWAUKEE, WI:
Southridge          204,400   Leased    1992          -
Northridge          167,400   Leased    1992          -

MADISON, WI:
West Towne          139,600   Leased    1992          -
East Towne          138,400   Leased    1992       1994

OMAHA, NE:
Crossroads          190,000   Leased    1987          -
Westroads           172,000   Leased    1968       1994
Oakview             150,000   Leased    1991          -

OTHER IOWA MARKETS:
North Grand
(Ames, IA)           50,000   Leased    1987          -
Westland (West
Burlington, IA)      47,000   Leased    1977       1994
College Square
(Cedar Falls, IA)    83,500   Leased    1986       1986
Kennedy Center
(Dubuque, IA)       126,300   Leased    1968       1993
Crossroads Center
(Fort Dodge, IA)     54,200   Leased    1979       1994
Old Capitol
(Iowa City, IA)      60,000   Leased    1980          -
Marshalltown Plaza
(Marshalltown, IA)   40,000   Leased    1992       1994
Southbridge
(Mason City, IA)     59,500   Leased    1984       1994


                    APPROX.                         YEAR
                    GROSS                YEAR    RENOVATED
                    SQUARE    OWNED/    OPENED OR    OR
STORE LOCATIONS     FOOTAGE   LEASED    ACQUIRED  EXPANDED



YOUNKERS DIVISION
(cont.):

OTHER WISCONSIN MARKETS:
Fox River
(Appleton, WI)      113,000  Leased    1992           -
London Square
(Eau Claire, WI)     98,800  Leased    1992           -
Forest
(Fond du Lac, WI)    78,400  Leased    1992           -
Port Plaza
(Green Bay, WI)     255,000  Leased    1992           -
Edgewater Plaza
(Manitowoc, WI)      44,300  Leased    1992           -
Pine Tree
(Marinette, WI)      43,300  Leased    1992           -
Northway
(Marshfield, WI)     44,400  Leased    1992           -
Park Plaza
(Oshkosh, WI)        98,600  Leased    1992           -
Regency
(Racine, WI)        113,600  Leased    1992           -
Downtown
(Sheboygan, WI)     136,900  Leased    1992           -
Downtown
(Sturgeon Bay, WI)   57,100  Leased    1992           -
Mariner
(Superior, WI)       43,300  Leased    1992           -
Wausau Center
(Wausau, WI)         98,900  Leased    1992           -
Rapids (Wisconsin
Rapids, WI)          44,400  Leased    1992           -

MICHIGAN MARKETS:
Bay City
(Bay City, MI)       67,700  Leased    1992           -
West Shore
(Holland, MI)        67,900  Leased    1992           -
Marquette Plaza
(Marquette, MI)      44,300  Leased    1992           -
Birchwood
(Port Huron, MI)     67,900  Leased    1992           -
Cherryland
(Traverse City, MI)  48,800  Leased    1992           -

MINNESOTA:
Oak Park
(Austin, MN)         45,000  Leased    1975        1993

SOUTH DAKOTA:
The Empire Mall
(Sioux Falls, SD)   105,000  Leased    1975        1989

NEBRASKA MARKETS:
Conestoga
(Grand Island, NE)   60,000  Leased    1974        1993
Gateway
(Lincoln, NE)       103,000  Leased    1987        1989

TOTAL YOUNKERS
DIVISION          4,749,700

GRAND TOTAL       9,944,700




Item 3.  Legal Proceedings

The Company is involved in several legal proceedings arising from its normal business activities. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

A special meeting of the shareholders of Proffitt's, Inc. was held on February 2, 1996. 7,718,904, or 75.3%, of the 10,257,055 shares of Common Stock entitled to vote, were represented in person or by proxy at the meeting. The matters submitted to a vote of the shareholders and the vote on these matters were as follows:

1) Approval of the Agreement and Plan of Merger, dated as of October 22, 1995 (the "Merger Agreement") among Proffitt's, Inc. (the "Company"), Baltic Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Sub") and Younkers, Inc. ("Younkers"), pursuant to which Sub will merge with and into Younkers, which will result in Younkers becoming a wholly-owned subsidiary of the Company (the "Merger").

For - 7,708,535            Against - 5,794       Abstain - 4,575

2) Approval of the issuance of shares of the Company's Common Stock, par value $0.10 per share (the "Company Common Stock"), in connection with the Merger Agreement, including the issuance of shares of Company Common Stock in the Merger and upon the exercise of stock options of Younkers which, pursuant to the terms of the Merger Agreement, following the Merger will constitute options to purchase shares of Company Common Stock (the "Younkers Options").

For - 7,666,449          Against - 47,174        Abstain - 5,281

3) Approval and adoption of an amendment to the Company's 1994 Long-Term Incentive Plan (the "Incentive Plan") to increase the
number of shares of    Company Common Stock issuable under the
Incentive Plan by 1,711,000 shares from 1,200,000 shares to 2,911,000 shares, 711,000 shares of which will be reserved for issuance upon exercise of Younkers Options.

For - 6,937,211         Against - 773,607       Abstain - 8,086

EXECUTIVE OFFICERS OF THE REGISTRANT.

The name, age, and position held with the Company of each of the executive officers of the Company are set forth below.

       Name         Age                     Position

Proffitt's, Inc.    Corporate Officers:

R. Brad Martin      44   Chairman of the Board and Chief Executive
Officer

W. Thomas Gould     49   Vice Chairman of the Board and Chairman of
the Younkers Division of Proffitt's, Inc.

James A. Coggin     54   President and Chief Operating Officer

Tom R. Amerman      58   Executive Vice President of Special
Projects

David W. Baker      59   Senior Vice President of Operations

Julia A. Bentley    37   Senior Vice President of Investor
Relations and Planning and Secretary

James E. Glasscock  54   Executive Vice President, Chief Financial
Officer, and Treasurer

Brian J. Martin     39   Senior Vice President of Human Resources
and Law and General Counsel

Michael R. Molitor  36   Senior Vice President of Merchandise
Planning and Analysis

James E. VanNoy     56   Senior Vice President of Systems Support

John J. White       45   Senior Vice President of Profit
Improvement and Special Projects

William L. White, III  42   Senior Vice President of Systems
Development

Proffitt's Division Officers:

Frederick J.
  Mershad           53   President and Chief Executive Officer

A. Coleman Piper    49   Executive Vice President of Stores

McRae's Division Officers:

Gary L. Howard      53   President and Chief Executive Officer

Robert Oliver       61   Executive Vice President of Stores

Younkers Division Officers:

Robert M. Mosco     47   President and Chief Executive Officer

Toni E. Browning    39   Senior Vice President of Stores


Proffitt's, Inc. Corporate Officers:

R. Brad Martin became Chairman of the Board in February 1987 and
Chief Executive Officer in July 1989. Mr. Martin previously served as President from July 1989 until March 1994 and from September
1994 to March 1995.

W. Thomas Gould became Vice Chairman of the Board of the Company and Chairman of the Younkers Division in February 1996. Mr. Gould served with Younkers, Inc. as Chief Executive Officer from 1987 to January 1996, Chairman of the Board from 1992 to January 1996, and President from 1985 until 1992. Prior to joining Younkers, Mr. Gould served in various executive, management, and merchandising positions with Lazarus, Gimbel's, and Maas Brothers.

James A. Coggin was named President and Chief Operating Officer of Proffitt's, Inc. in March 1995 and served as Executive Vice President and Chief Administrative Officer of the Company from March 1994 to March 1995. From June 1978 to March 1994, Mr. Coggin served as Executive Vice President and Chief Administrative Officer of McRae's, Inc. Mr. Coggin joined McRae's, Inc. in 1971.

Tom R. Amerman was named Executive Vice President of Special Projects in February 1996. Mr. Amerman served as Senior Vice President of Human Resources for Younkers, Inc. from September 1994 to January 1996. Prior to joining Younkers, Inc., Mr. Amerman was Executive Vice President of Human Resources and Operations for Parisian from 1977 to 1994.

David W. Baker was named Senior Vice President of Operations for the Company in March 1994. Mr. Baker joined McRae's, Inc. in
February 1985 and served as Senior Vice President of Operations until March 1994.

Julia A. Bentley was named Senior Vice President of Investor Relations and Planning and Secretary of Proffitt's, Inc. in March 1994. In January 1993, Ms. Bentley became Senior Vice President, and in March 1989 became Vice President of Finance, Chief Financial Officer, Secretary, and Treasurer. Ms. Bentley joined the Company in 1987. Ms. Bentley is a Certified Public Accountant with several years of public accounting experience.

James E. Glasscock was appointed Executive Vice President, Chief Financial Officer, and Treasurer of the Company in March 1995. Mr. Glasscock served as Senior Vice President, Chief Financial Officer, and Treasurer between March 1994 and March 1995. From May 1985 to March 1994, Mr. Glasscock served as Senior Vice President of Finance for McRae's, Inc. Mr. Glasscock is a Certified Public Accountant with several years of public accounting and private industry experience.

Brian J. Martin was promoted to Senior Vice President of Human Resources and Law and General Counsel in August 1995 and served as Senior Vice President and General Counsel of the Company from March 1995 to August 1995. He joined Proffitt's, Inc. in 1994 as Vice President and General Counsel. From June 1990 to May 1994, Mr. Martin was affiliated with the Indianapolis, Indiana law firm of Barnes and Thornburg. Mr. Martin served as Assistant Solicitor General of the United States between January 1988 and June 1990.

Michael R. Molitor was appointed Senior Vice President of Merchandise Planning and Analysis in February 1996. Mr. Molitor served as Vice President of Merchandise Strategies at Younkers, Inc. between March 1994 and January 1996. Mr. Molitor held various merchandising and financial positions with Saks Fifth Avenue between September 1993 and February 1994 and with May Department Stores Company between January 1988 and August 1993.

James E. VanNoy was named Senior Vice President of Systems Support in February 1996. He became Senior Vice President and Chief Information Officer of the Company in March 1994. Mr. VanNoy joined McRae's, Inc. in February 1980 as Director of Management Information Systems and was promoted to Vice President of Management Information Systems in February 1982.

John J. White was named Senior Vice President of Profit Improvement and Special Projects for the Company in February 1996. Mr. White served as Vice President and Controller of Younkers, Inc. from July 1995 to January 1996. Prior to that, Mr. White served as Vice President and Controller from January 1987 to December 1994 with Broadway Stores. Mr. White obtained previous experience with Allied Stores and May Department Stores Company.

William L. White, III was appointed Senior Vice President of Systems Development in February 1996. Mr. White served as MIS (Management Information Systems) Director of Younkers, Inc. between June 1992 and January 1996. Before joining Younkers, Mr. White was with Maison Blanche for eighteen years, where he served in various MIS positions.

Proffitt's Division Officers:

Frederick J. Mershad was promoted to President and Chief Executive Officer of the Proffitt's Division of Proffitt's, Inc. in February 1996 and served as President of the Proffitt's Division between March 1995 and January 1996. Mershad joined the Company in May 1994 as Executive Vice President of Merchandising and Sales Promotion for the Proffitt's Division. Mr. Mershad had over 25 years of retail experience and has held executive merchandising positions with such retailers as Rich's, a division of Federated Department Stores, and McRae's.

A. Coleman Piper was named Executive Vice President of Stores for the Proffitt's Division in March 1995. He served with Proffitt's, Inc. as Executive Vice President for Human Resources and Proffitt's Division Stores from September 1994 to March 1995 and Executive Vice President of Operations and Real Estate from March 1994 to September 1994. He has been with the Company since 1972 and previously served as its Vice President of Operations.

McRae's Division Officers:

Gary L. Howard was promoted to President and Chief Executive Officer of the McRae's Division of Proffitt's, Inc. in February 1996 and served as President of the McRae's Division between March 1995 and January 1996. Between March 1994 and March 1995, Mr. Howard served as Executive Vice President for Merchandising and Marketing for the McRae's Division. Mr. Howard joined McRae's, Inc. in November 1993 as Executive Vice President of Merchandising and Marketing. Mr. Howard has over 30 years of prior experience in the retail industry, including service as Senior Vice President and General Merchandise Manager of Maas Brothers and Woodward and Lothrop.

Robert Oliver was promoted to Executive Vice President of Stores for the McRae's Division in March 1995. Mr. Oliver served as Vice President of Stores for the McRae's Division from March 1994 to March 1995. He joined McRae's, Inc. in 1991 as Vice President of Stores after gaining 33 years of merchandising and store management experience with Foley's.


Younkers Division Officers:

Robert M. Mosco was named President and Chief Executive Officer of the Younkers Division of Proffitt's, Inc. in February 1996. Mr. Mosco served as President and Chief Operating Officer of Younkers, Inc. between 1992 and January 1996. From 1989 to 1992, he held the position of Executive Vice President of Merchandising and Marketing for Younkers, Inc. Mr. Mosco joined Younkers, Inc. in 1987. Mr. Mosco began his retail career with Gimbel's and later worked for Rich's.

Toni E. Browning was named Senior Vice President of Stores in February 1996 for the Younkers Division of Proffitt's, Inc. She served as Senior Vice President of Stores for Younkers, Inc. from February 1994 to January 1996. She joined Younkers, Inc. in February 1993 as Vice President, Regional Director of the Western Stores and was promoted to Senior Vice President of Southern Stores that same year. Ms. Browning was in store management with Dayton Hudson Department Stores from 1989 to January 1993 and gained prior experience with Federated-Allied Stores.

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

The information set forth under the caption "Market Information," appearing on page 30 of the Proffitt's, Inc. Annual Report to Shareholders for the Fiscal Year Ended February 3, 1996 (the
"Annual Report"), is incorporated herein by reference.

Item 6.   Selected Financial Data.

The information set forth under the caption "Five-Year Financial
Summary" appearing on page 4 of the Annual Report is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

The information set forth under the caption "Management's
Discussion and Analysis" appearing on pages 5 through 10 of the Annual Report is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

The Consolidated Financial Statements and the Report of Independent Accountants appearing on pages 11 through 28 of the Annual Report are incorporated herein by reference.

Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption "Election of Directors" contained on pages 5 through 7 of the Proffitt's, Inc. Proxy
Statement dated May 1, 1996 (the "Proxy Statement"), with respect to Directors of the Company, is incorporated herein by reference.

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I of this report under "Executive Officers of the Registrant."

The information set forth under the caption "Section 16(a) of the Securities Exchange Act of 1934" contained on page 14 of the Proxy Statement, with respect to Director and Executive Officer compliance with Section 16(a), is incorporated herein by reference.

Item 11.  Executive Compensation.

The information set forth under the caption "Executive
Compensation" contained on pages 8 through 12 of the Proxy
Statement with respect to executive compensation and the information set forth under the caption "Directors' Fees" on page
7 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

The information set forth under the caption "Outstanding Voting
Securities" contained on pages 3 through 5 of the Proxy Statement with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions.

The information set forth under the captions "Further Information Concerning Directors" and "Certain Transactions" contained on pages 7 and 13 and 14, respectively, of the Proxy Statement with respect to certain relationships and related transactions is incorporated herein by reference.



                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

(a) (1) and (2)--The response to this portion of Item 14 is submitted as a separate section of this report.

     (3)--The response to this portion of Item 14 is submitted as a separate section of this report.

(b)  Reports on Form 8-K filed during the fourth quarter.

     A report on Form 8-K was filed with the Commission on January 16, 1996 regarding fourth quarter and year-end performance updates for Proffitt's, Inc. and Younkers, Inc.

     A report on Form 8-K was filed with the Commission on February 16, 1996 regarding the consummation of the business combination between Proffitt's, Inc. and Younkers, Inc.

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

           FORM 10-K--ITEM 14(a)(1) AND (2) AND (d)
              PROFFITT'S, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Consolidated Financial Statements

The following consolidated financial statements of Proffitt's, Inc. and subsidiaries and the Report of Independent Accountants, included on pages 11 through 28 of the Proffitt's, Inc. Annual
Report to Shareholders for the Fiscal Year Ended February 3, 1996, are incorporated by reference in Item 8:

Consolidated Balance Sheets as of February 3, 1996 and January 28,
1995

Consolidated Statements of Income for Fiscal Years Ended February
3, 1996, January 28, 1995, and January 29, 1994

Consolidated Statements of Shareholders' Equity for Fiscal Years
Ended February 3, 1996, January 28, 1995, and January 29, 1994

Consolidated Statements of Cash Flows for Fiscal Years Ended
February 3, 1996, January 28, 1995, and January 29, 1994

Notes to Consolidated Financial Statements

Report of Independent Accountants
(2)  Schedules to Financial Statements

The following consolidated financial statement schedules of Proffitt's, Inc. and subsidiaries are included in item 14(d):

Report of Independent Accountants for the Fiscal Year Ended
February 3, 1996

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Proffitt's, Inc.
                                     __________________________
                                     Registrant

Date:     May 1, 1996                   /s/  James E. Glasscock
                                     ___________________________
                                      James E. Glasscock
                                        Executive Vice President,
                                        Chief Financial Officer,
                                       and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/  R. Brad Martin                    /s/  Michael S. Gross
___________________________        ______________________________
R. Brad Martin                         Michael S. Gross
Chairman of the Board                  Director
and Chief Executive Officer

/s/  W. Thomas Gould                    /s/  G. David Hurd
__________________________          ______________________________
W. Thomas Gould                        G. David Hurd
Vice Chairman of the Board             Director

/s/  James A. Coggin                   /s/  Richard D. McRae
__________________________          ______________________________
James A. Coggin                        Richard D. McRae
President and Chief                    Director
Operating Officer

/s/  Bernard E. Bernstein             /s/  C. Warren Neel
_________________________           _______________________________
Bernard E. Bernstein                  C. Warren Neel
Director                              Director

/s/  Edmond D. Cicala                /s/  Harwell W. Proffitt
___________________________         _______________________________
Edmond D. Cicala                     Harwell W. Proffitt
Director                             Director

/s/  Ronald de Waal                  /s/  Gerald Tsai, Jr.
___________________________         _______________________________
Ronald de Waal                       Gerald Tsai, Jr.
Director                             Director

/s/  Gerard K. Donnelly             /s/  Julia A. Bentley
__________________________         ________________________________
Gerard K. Donnelly                  Julia A. Bentley
Director                            Senior Vice President
                                    and Secretary
/s/  Donald F. Dunn
__________________________
Donald F. Dunn
Director

                   REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Proffitt's, Inc.

We have audited the accompanying consolidated balance sheets of Proffitt's, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger with Younkers, Inc., which has been accounted for as a pooling of interests as described in Note A to the consolidated financial statements. We did not audit the financial statements of Younkers for the years ended January 28, 1995 and January 29, 1994. Such statements reflect aggregate total assets constituting 38.3% and 54.7% in 1994 and 1993, respectively, and aggregate total revenues constituting 49.3% and 74.9% in 1994 and 1993, respectively, of the related consolidated totals. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it related to the amounts included for Younkers, Inc., is based solely on the respective reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the respective reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the respective reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proffitt's, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles.

As described in Note N to the financial statements, the Company changed its method of costing inventory, accounting for store pre-opening expenses and accounting for income taxes in the year ended January 29, 1994 and changed its method of valuing inventory in the year ended January 28, 1995.

/s/ COOPERS & LYBRAND, L.L.P.

Atlanta, Georgia
March 15, 1996


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Younkers, Inc.

We have audited the accompanying consolidated balance sheet of Younkers, Inc. and subsidiary as of January 28, 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of January 29, 1994 and January 30, 1993 were audited by other auditors whose report, dated March 3, 1994, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements present fairly, in all material respects, the consolidated financial position of Younkers, Inc. and subsidiary at January 28, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touch LLP

Des Moines, Iowa
March 3, 1995

Report of Independent Auditors

The Shareholder
Younkers, Inc.

We have audited the consolidated statements of earnings, shareholders' equity, and cash flows of Younkers, Inc. for the year ended January 29, 1994 (not separately presented herein), prior to the adjustments relating to the changes in methods of accounting for certain items as described in Note N to the financial statements of Proffitt's, Inc. for the year ended February 3, 1996.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, prior to restatement for changes in methods of accounting, referred to above present fairly, in all material respects the consolidated results of their operations and their cash flows for the year ended January 29, 1994, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Des Moines, Iowa
March 3, 1994


                     REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Proffitt's, Inc. has been incorporated by reference in this Form 10-K from page 32 of the 1995 Annual Report to Shareholders of Proffitt's, Inc.
In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in
Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
March 15, 1996


                       PROFFITT'S, INC. AND SUBSIDIARIES
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 Balance at     Charged to    Charged to                  Balance at
                                 Beginning      costs and       other                     end
Description                      of period      expenses      accounts     Deductions(b)  of period

Year ended February 3, 1996:
Allowance for doubtful accounts  4,723,170      8,723,463             0    (6,845,551)    6,601,082

Year ended January 28, 1995:
Allowance for doubtful accounts  3,255,043      4,956,351    1,431,988 (a) (4,920,212)    4,723,170

Year ended January 29, 1994:
Allowance for doubtful accounts  3,149,670      2,448,838            0     (2,343,465)    3,255,043


(a) Balance in account of company (McRae's, Inc.) acquired at March 31, 1994.
(b) Uncollectible accounts written off, net of recoveries.

                FORM 10-K -- ITEM 14(a)(3) AND 14(c)
                 PROFFITT'S, INC. AND SUBSIDIARIES
                             EXHIBITS

Exhibit
No.          Description

     2.1    Agreement and Plan of Merger, dated as of October 22,
            1995, among Proffitt's, Inc., Baltic Merger Corporation and Younkers, Inc. (13)

     3.1    Charter of the Company, as amended (1), (6), (12), (9)

     3.2  * Articles of Amendment to the Charter of Proffitt's,
            Inc., increasing the number of authorized shares of Series C Preferred Stock

     3.3    Amended and Restated Bylaws of the Company (12)

     4.1    Form of 7.5% Junior Subordinated Debentures due 2004
            (6)

     4.2    Form of 4.75% Convertible Subordinated Debentures due
            2003 (4)

     10.1 Registration Rights Agreement made as of March 31, 1994 by and among Proffitt's, Inc. and Richard D. McRae,
            Jr., as Representative of the former shareholders of Macco Investments, Inc. (6)

     10.2  Non-competition Agreement by and between Proffitt's,
           Inc. and Richard D. McRae dated March 31, 1994 (6)

     10.3 Credit Facilities and Reimbursement Agreement by and among Proffitt's, Inc., the lenders from time to time party thereto and NationsBank of Texas, National
           Association, as agent, dated March 31, 1994 (6)

     10.4  Amendment No. 1 to Credit Facilities and Reimbursement
           Agreement between Proffitt's, Inc. and NationsBank of
           Texas, National Association, as agent, dated
           November 15, 1994 (10)

     10.5  Amendment No. 2 to Credit Facilities and Reimbursement
           Agreement between Proffitt's, Inc. and NationsBank of
           Texas, National Association, as agent, dated March 7,
           1995 (10)

     10.6 * Amendment No. 3 to Credit Facilities and Reimbursement
           Agreement between Proffitt's, Inc. and NationsBank of
           Texas, National Association, as agent, dated October 25,
           1996

     10.7 * Amendment No. 4 to Credit Facilities and Reimbursement
           Agreement between Proffitt's, Inc. and NationsBank of
           Texas, National Association, as agent, dated February 3,
           1996

     10.8 * Form of letter extending termination date of Credit
           Facilities and Reimbursement Agreement between
           Proffitt's, Inc. and NationsBank of Texas, National
           Association, as agent, dated June 8, 1995

     10.9 Guaranty Agreement made and entered into as of March 31, 1994, by and between each of Proffitt's Investments, Inc., PDS Agency, Inc., Macco Investments, Inc., McRae's,
          Inc., and McRae's of Alabama, Inc., and NationsBank of
          Texas, National Association (6)

    10.10 Transfer and Administration Agreement dated as of January
          27, 1993, and amended by Amendment dated as of March 31, 1994 thereto, by and between Enterprise Funding
          Corporation and McRae's, Inc. (6)

    10.11 Amendment to Transfer and Administration Agreement by and between Enterprise Funding Corporation and McRae's, Inc.
          dated March 31, 1995 (10)

    10.12 * Amendment to Transfer and Administration Agreement by and between Enterprise Funding Corporation and McRae's,
          Inc. dated May 11, 1995

    10.13 * Amendment to Transfer and Administration Agreement by and between Enterprise Funding Corporation and McRae's,
          Inc. dated September 30, 1995

    10.14 * Amendment to Transfer and Administration Agreement by and between Enterprise Funding Corporation and McRae's,
          Inc. dated October 25, 1995

    10.15 Securities Purchase Agreement dated March 3, 1994, between Proffitt's, Inc. and Apollo Specialty Retail
          Partners, L.P. (6)

    10.16 Registration Rights Agreement made and entered into as of March 31, 1994, by and among Proffitt's, Inc. and Apollo
          Specialty Retail Partners, L.P. (6)

    10.17 Land Deed of Trust dated April 1, 1994 by and among
          McRae's, Inc., Don B. Cannada, and Park Real Estate
          Company (6)

    10.18 Secured Promissory Note, dated April 1, 1994, for the principal amount of $3,906,558 by McRae's, Inc. payable to Park Real Estate Company (6)

    10.19 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and Deposit Guaranty National Bank dated April l, 1994 (6)

    10.20 Amended and Restated Promissory Note dated April 1, 1994 for the principal amount of $2,075,000 by McRae's, Inc.
          payable to First Tennessee Bank National Association
          (Gautier) (6)

    10.21 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and First Tennessee Bank National
          Association dated April 1, 1994 (6)

    10.22 Secured Promissory Note, dated April 1, 1994, for the principal amount of $556,851 by McRae's, Inc. payable to Arvey Real Estate Company (Gautier) (6)

    10.23 Land Deed of Trust dated April 1, 1994 by and among
          McRae's, Inc., Don B. Cannada, and Arvey Real Estate
          Company (Gautier) (6)

    10.24 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and First Tennessee Bank National
          Association dated April 1, 1994 (Gautier) (6)

    10.25 Secured Promissory Note, dated April 1, 1994, for the principal amount of $1,487,919 by McRae's, Inc. payable to Green's Crossing Real Estate Company (6)

    10.26 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and Deposit Guaranty National Bank dated April 1, 1994 (6)

    10.27 Land Deed of Trust dated April 1, 1994 by and among
          McRae's, Inc., Don B. Cannada, and Green's Crossing Real
          Estate Company (6)

    10.28 Secured Promissory Note, dated April 1, 1994, for the principal amount of $1,779,223 by McRae's, Inc. payable to Arvey Real Estate Company (Laurel) (6)

    10.29 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and AmSouth Bank National
          Association dated April 1, 1994 (6)

    10.30 Leasehold Deed of Trust dated April 1, 1994 by and among
          McRae's, Inc., Don B. Cannada, and Arvey Real Estate
          Company (Laurel) (6)

    10.31 Indemnification and Confirmation of Lease Agreement dated March 31, 1994, entered into among McRae's, Inc.,
          Richard D. McRae, Jr., Susan McRae Shanor, and Vaughan
          McRae (Heritage Building) (6)

    10.32 Guaranty Agreement dated March 31, 1994 of McRae's, Inc.
          to guarantee Richard D. McRae, Jr., Carolyn McRae, Susan
          McRae Shanor, and Vaughan W. McRae giving or extending credit to Proffitt's, Inc. (6)

    10.33 Land Deed of Trust dated April 1, 1994 by and among
          McRae's, Inc., Don B. Cannada, and Green's Crossing Real
          Estate Company (6)

    10.34 Guaranty Agreement by Proffitt's, Inc. to AmSouth Bank guaranteeing credit extended to McRae's, Inc. (6)

    10.35 Promissory Note dated January 25, 1983 by McRae's, Inc.
          payable to Selby W. McRae in the principal sum of $l,346,442 (5)

    10.36 Form of Rights Certificate and Rights Agreement, dated as of March 28, 1995 between Proffitt's, Inc. and Union
          Planters National Bank as Rights Agent (9)

    10.37 Pooling and Servicing Agreement dated as of June 13,
          1995 among Younkers Credit Corporation, Younkers, Inc.
          and Chemical Bank, as Trustee (20)

    10.38 Series 1995-1 Supplement dated as of June 13, 1995 to
          Pooling and Servicing Agreement dated as of June 13, 1995 among Younkers Credit Corporation, Younkers, Inc. and
          Chemical Bank, as Trustee (20)

    10.39 Receivables Purchase Agreement dated as of June 13, 1995 between Younkers Credit Corporation and Younkers, Inc.
          (20)

    10.40 Series 1995-2 Supplement dated as of July 18, 1995 to
          Pooling and Servicing Agreement dated as of June 13, 1995 among Younkers Credit Corporation, Younkers, Inc. and
          Chemical Bank, as Trustee (20)

    10.47 ISDA Master Agreement and Schedule thereto, each dated as of July 19, 1995, between Younkers, Inc. and
          NationsBank of Texas, N.A., with Confirmation of Interest
          Rate Cap Transaction dated July 19, 1995, and Assignment
          Agreement dated as of July 19, 1995 between Younkers
          Credit Corporation, Younkers, Inc. and Chemical Bank, as
          Trustee (20)


MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.

     10.42 Proffitt's, Inc. 1987 Stock Option Plan, as amended (3)

     10.43 Proffitt's, Inc. Employee Stock Purchase Plan (8)

     10.44 Proffitt's, Inc. 1994 Long-Term Incentive Plan (7)

     10.45 Proffitt's, Inc. 401(k) Retirement Plan (5)

     10.46 $500,000 Loan Agreement dated February 1, 1989 between
           Proffitt's, Inc. and R. Brad Martin (2)

     10.47 Form of Amended and Restated Employment Agreement by and between Proffitt's, Inc. and R. Brad Martin dated March
           28, 1995 (11)

     10.48 Form of Employment Agreement by and between Proffitt's,
           Inc. and James A. Coggin dated March 28, 1995 (10)

     10.49 Form of Employment Agreement by and between Proffitt's,
           Inc. and James E. Glasscock dated March 28, 1995 (10)

     10.50 Form of Employment Agreement by and between Proffitt's,
           Inc. and Frederick J. Mershad dated March 28, 1995 (10)

     10.51 Form of Employment Agreement by and between Proffitt's,
           Inc. and Gary L. Howard dated March 28, 1995 (10)

     10.52 Form of Employment Agreement by and between Proffitt's,
           Inc. and Brian J. Martin dated March 28, 1995 (10)

     10.53 * Form of Employment Agreement by and between
           Proffitt's, Inc. and James E. VanNoy dated April 1, 1996

     10.54 * Form of Employment Agreement by and between
           Proffitt's, Inc. and David W. Baker dated April 1, 1996

     10.55 Form of Employment Agreement by and between Proffitt's,
           Inc. and A. Coleman Piper dated March 28, 1995 (10)

     10.56 Form of Employment Agreement by and between Proffitt's,
           Inc. and Robert Oliver dated March 28, 1995 (10)

     10.57 Form of Employment Agreement by and between Proffitt's,
           Inc. and Julia A. Bentley dated March 28, 1995 (10)

     10.58 Form of Employment Agreement by and between Proffitt's,
           Inc. and Anne Breier Pope dated March 28, 1995 (10)

     10.59 * Form of Employment Agreement by and between
           Proffitt's, Inc. and William White dated February 2,
           1996

     10.60 * Form of Employment Agreement by and between
           Proffitt's, Inc. and John White dated February 2, 1996

     10.61 * Form of Employment Agreement by and between
           Proffitt's, Inc. and Tom Amerman dated February 2, 1996

     10.62 * Form of Employment Agreement by and between
           Proffitt's, Inc. and W. Thomas Gould dated October 22,
           1995

     10.63 * Form of Employment Agreement by and between
           Proffitt's, Inc. and Robert M. Mosco dated October 22,
           1995

     10.64  Younkers, Inc. Stock and Incentive Plan (14)

     10.65  Younkers, Inc. Management Stock Option Plan (14)

     10.66  Deferred Compensation Agreement between Younkers, Inc.
            and W. Thomas Gould, as amended (14)

     10.67  Deferred Compensation Agreement between Younkers, Inc.
            and Robert M. Mosco, as amended (14)

     10.68  Younkers, Inc. 1993 Long-Term Incentive Plan (16)

     10.69 Amended and Restated Younkers Associate Profit Sharing and Savings Plan (15)

     10.70 First Amendment to Younkers Associate Profit Sharing and Savings Plan effective as of June 1, 1993 (17)

     10.71 Second Amendment to Younkers Associate Profit Sharing and Savings Plan effective as of July 7, 1993 (18)

     10.72  Form of Younkers, Inc. Deferred Compensation Plan (17)

     10.73 Form of Severance Agreement between Younkers, Inc. and its executive officers (19)

     11.1 * Statement re: computation of earnings per share

     13.1 * Annual Report to Shareholders for the fiscal year ended
            February 3, 1996 (not to be deemed filed except for those portions thereof which are incorporated herein by reference in this Annual Report)

     21.1 * Subsidiaries of the registrant

     23.1 * Consents of Independent Accountants

     27.1 * Financial Data Schedule

*  Previously unfiled documents are noted with an asterisk.

 (1) Incorporated by reference from the Exhibits to the Form S-1
Registration Statement No. 33-13548 of Proffitt's, Inc. dated June
3, 1987.

 (2) Incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 28, 1989.

 (3) Incorporated by reference from the Exhibits to the Form S-8
Registration Statement No. 33-46306 of Proffitt's, Inc. dated March
10, 1992.

 (4) Incorporated by reference from the Exhibits to the Form S-3
Registration Statement No. 33-70000 of Proffitt's, Inc. dated
October 19, 1993.

 (5) Incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 29, 1994.

 (6) Incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated April 14, 1994.

 (7) Incorporated by reference from the Exhibits to the Form S-8
Registration Statement No. 33-80602 of Proffitt's, Inc. dated June
23, 1994.

 (8) Incorporated by reference from the Exhibits to the Form S-8
Registration Statement No. 33-88390 of Proffitt's, Inc. dated
January 11, 1995.

 (9) Incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated April 3, 1995.

(10) Incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 28, 1996.

(11) Incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended April 29, 1995.

(12) Incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended July 29, 1995.

(13) Incorporated by reference from the Exhibits to the Form S-4
Registration Statement No. 333-00029 of Proffitt's, Inc. dated
January 3, 1996.

(14) Incorporated by reference from the Exhibits to the Form S-1
Registration Statement No. 33-45771 of Younkers, Inc.

(15) Incorporated by reference from the Exhibits to the Form S-1
Registration Statement No. 33-60060 of Younkers, Inc.

(16) Incorporated by reference from the Exhibits to the Form S-8
Registration Statement No. 33-59224 of Younkers, Inc.

(17) Incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended May 1, 1993.

(18) Incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 31, 1993.

(19) Incorporated by reference from Exhibit 4 of Younkers, Inc.
Solicitation/Recommendation Statement on Schedule 14D-9 dated
January 9, 1995.

(20) Incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995.

