Form 10-K/A
period 1996-02-03
PROFFITTS INC
filed 1996-05-01
CIK 812900

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                          Amendment No. 1
                            FORM 10-K/A

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

Report of Independent Accountants





To the Board of Directors

of Proffitt's, Inc.:

We have audited the accompanying statement of net assets available for Plan benefits of the Proffitt's, Inc. Employee Stock Purchase Plan (the "Plan") as of January 31, 1996 and the related statement of changes in net assets available for plan benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe our audit provides us a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for Plan benefits as of January 31, 1996, and the related changes in net assets available for plan benefits for the year then ended in conformity with generally accepted accounting principles.



                                   COOPERS & LYBRAND L.L.P.



Atlanta, Georgia

April 26, 1996



Proffitt's, Inc. Employee Stock Purchase Plan

Statement of Net Assets Available for Plan Benefits

as of January 31, 1996





Cash held by Proffitt's, Inc.                      $   2,123

Due to participants                                   (2,123)

Net assets available for plan benefits             $       0

The accompanying notes are an integral part of these financial statements.




Proffitt's, Inc. Employee Stock Purchase Plan

Statement of Changes in Net Assets

for the year ended January 31, 1996





Additions:


     Participant contributions                        $ 254,465

     Deductions:
      Purchase of common stock                          250,826

      Excess contributions
      due to participants                                 2,123

     Participant withdrawals                              1,516

     Change in net assets                                     0

     Net assets at the
      beginning of year                                       0

     Net assets at the end of year                    $       0

The accompanying notes are an integral part of these financial statements.



Proffitt's, Inc. Employee Stock Purchase Plan

Notes to Financial Statements



     1.   Summary of Significant Accounting Policies and
Description of the Plan:

The following description of the Proffitt's, Inc. Employee Stock
Purchase Plan (the "Plan") is provided for general information only. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General

The Plan is a defined contribution plan providing employees of Proffitt's, Inc. and its subsidiaries (the "Company") an opportunity to purchase shares of Common Stock of the Company. The Plan is intended to qualify as an Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code of 1986, as amended.



The number of shares of common stock to be issued under the Plan and period for which the option will remain outstanding (the "Option Period") is based on an annual determination by the Compensation Committee of the Company's Board of Directors. The initial Option Period under the Plan commenced on February 1, 1995 and ended on January 31, 1996. The price at which the stock may be purchased is the lesser of 85% of the closing price per share on the last business day preceding (i) the grant of the option, or
(ii) the exercise of the option. During the current year shares purchased by the Plan were at an exercise price of $18.70 per share.

Contributions

Eligible employees may make an annual election to contribute to the Plan through payroll deductions. Contributions are subject to limitations to be set annually by the Compensation Committee of the Proffitt's, Inc. Board of Directors. Each participant's account is credited with the participant's contribution. Participants are fully vested in their voluntary contributions.

Payment of benefits

As soon as practicable after the purchase of stock by the Plan for its participants, the Company will deliver to each participant certificates representing the shares purchased on their account. Amounts remaining in participants accounts representing fractional shares will be returned to the participant after completion of the purchase without interest.

Administrative Expenses

The Company pays for all administrative expenses of the Plan.

Basis of Accounting

The financial statements have been prepared on the accrual basis of accounting.


     2.   Plan Termination:

Although it has not expressed any intent to do so, the Company has the right under the Plan to alter, suspend, amend or terminate the plan. In the event of Plan termination, the participants rights to acquire stock during that Plan year would continue until the end of the current Option Period, at which time shares and cash representing fractional shares would be distributed and no further contributions would be accepted.




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

                            Exhibit Index

Exhibit
No.          Description

23      Consent of Independent Accountants