Form 10-Q
period 1996-05-04
PROFFITTS INC
filed 1996-06-14
CIK 812900

FORM 10Q


           SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities     Exchange Act of 1934
    For the quarterly period ended May 4, 1996
    OR
    ( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities     Exchange Act of 1934
    For the transition period from               to

                        For Quarter Ended: May 4, 1996
                        Commission File Number: 0-15907


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


Common Stock, $.10 Par Value   19,188,194 shares as of May 4, 1996

                                      Commission File No. 0-15907


                             PROFFITT'S, INC.

                                   Index


PART I. FINANCIAL INFORMATION                           Page No.

  Item l. Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets
    May 4, 1996, February 3, 1996, and April 29, 1995     2

    Condensed Consolidated Statements of Income
    Three Months Ended May 4, 1996 and April 29, 1995     3

    Condensed Consolidated Statements of Cash Flows
    Three Months Ended May 4, 1996 and April 29, 1995     4

    Notes to Condensed Consolidated Financial
    Statements                                            5

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations         7

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K               10

SIGNATURES                                               11

                                       Commission File No. 0-15907

                 PROFFITT'S, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                May 4,    February 3,    April 29,
                                1996         1996          1995
                             (Unaudited)  (Audited)    (Unaudited)
ASSETS
Current assets
 Cash and cash equivalents     $2,014      $26,157       $12,359
 Net trade accounts receivable,
  less receivables sold
  to third party               32,038       44,878       116,625
 Merchandise inventories      317,004      286,474       311,534

 Other current assets          20,263       21,243        22,269
                              -------      -------       -------

  Total current assets        371,319      378,752       462,787

Property and equipment, net   380,836      381,839       386,318
Goodwill                       52,450       52,838        50,816
Other assets                   21,288       22,237        23,256
                              -------      -------       -------

                             $825,893     $835,666      $923,177
                             ========     ========      ========



LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable
 and accrued liabilities     $150,959     $149,361      $137,079
 Current portion of long-
 term debt and capital
 lease obligations             16,900       17,269        15,617
                              -------      -------       -------

  Total current liabilities   167,859      166,630       152,696

Senior debt                   113,965      134,255       217,498
Capital lease obligations      10,715       10,846        11,200
Deferred income taxes          53,957       52,250        61,476
Other long-term liabilities    15,008       14,328        11,722
Subordinated debentures       100,568      100,505       100,326

Shareholders' equity          363,821      356,852       368,259
                              -------      -------       -------

                             $825,893     $835,666      $923,177
                             ========     ========      ========




See notes to condensed consolidated financial statements.

                                    Commission File No. 0-15907

               PROFFITT'S, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
          (in thousands, except per share amounts)

                                        Three Months Ended
                                        ------------------
                                        May 4,    April 29,
                                        1996        1995

                                        ------------------
Net sales                               $296,561  $287,125
Costs and expenses:
 Cost of sales                           192,892   187,008
 Selling, general and
 administrative expenses                  71,537    70,891
 Other operating expenses                 24,398    24,840
 Expenses related to hostile
 takeover defense                                      438
 Merger, restructuring and
 integration costs                         2,763
 Gain on sale of assets                   (2,260)
                                        --------   -------
  Operating income                         7,231     3,948
Other income (expense):
 Finance charge income                    10,634     9,954
 Finance charge income allocated
 to purchaser of
 accounts receivable                      (3,474)   (2,161)
 Interest expense                         (4,105)   (6,269)
 Other income (expense), net                 370       656
                                        --------   -------

  Income before provision
  for income taxes                        10,656     6,128

Provision for income taxes                 4,402     2,480
                                        --------   -------

   NET INCOME                              6,254     3,648

Preferred stock dividends                    488       488
                                        --------   -------

   Net income available to
   common shareholders                    $5,766    $3,160
                                        ========   =======

Earnings per common share                  $0.29     $0.16
                                        ========   =======

Weighted average common shares            19,744    19,182
                                        ========   =======

Note/ Earnings per common share amounts are based on the weighted
average number of   shares of common stock and dilutive common
stock equivalents (employee stock options) outstanding during each period, after recognition of preferred stock dividends.

See notes to condensed consolidated financial statements.

                             Commission File No. 0-15907

            PROFFITT'S, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (in thousands)

                                        Three Months Ended
                                        ------------------
                                        May 4,    April 29,
                                        1996        1995

                                        ------------------
OPERATING ACTIVITIES
 Net income                             $6,254    $3,648
 Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
  Depreciation and amortization          8,501     8,555
  Gain on sale of assets                (2,260)
  Changes in operating assets
  and liabilities, net                 (11,727)  (16,194)

  Net cash provided by
  (used in) operating activities           768    (3,991)

INVESTING ACTIVITIES
 Purchases of property and
 equipment, net                         (9,348)   (9,668)
 Proceeds from sale of assets            5,000
 Acquisition of Parks-Belk Company               (10,422)
 Other, net                                           35
                                        --------  -------

  Net cash used in investing activities (4,348)  (20,055)

FINANCING ACTIVITIES
 Payments on long-term debt
 and capital
 lease obligations                     (20,790)   (3,052)
 Proceeds from long-term borrowings               25,141
 Proceeds from issuance of stock         1,202       110
 Dividends paid to preferred
 shareholders                             (975)     (975)
                                        --------  -------

  Net cash (used in) provided
  by financing activities              (20,563)   21,224

   Decrease in cash and
   cash equivalents                    (24,143)   (2,822)
   Cash and cash equivalents
   at beginning of period               26,157    15,181
                                       --------   -------

  Cash and cash equivalents
  at end of period                      $2,014   $12,359
                                      ========  ========

Cash paid during the three months ended May 4, 1996 for interest and income taxes totaled $5,633 and $1,457, respectively.

Cash paid during the three months ended April 29, 1995 for interest and income taxes totaled $3,996 and $8,145, respectively.

See notes to condensed consolidated financial statements.

                               Commission File No. 0-15907

              Notes to Condensed Consolidated Financial Statements
                                 (unaudited)

NOTE A   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 4, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

The balance sheet at February 3, 1996 has been derived from the audited financial statements at that date.


NOTE B   BUSINESS COMBINATIONS

Proffitt's, Inc. combined its business with Younkers, Inc., a publicly-owned retail department store chain with 51 stores in the midwest, effective February 3, 1996, immediately before the Company's fiscal year end. Each outstanding share of Younkers, Inc. Common Stock was converted into ninety eight one hundredths (.98) shares of Proffitt's, Inc. Common Stock, with approximately
8.8 million shares issued in the transaction. This combination was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated for all periods to include the results of operations and financial position of Younkers.

Younkers' financial statements have been restated to conform to Proffitt's accounting methods and also reflect certain reclassifications without any material impact on previously reported income or shareholders' equity.

In conjunction with the business combination with Younkers, the Company incurred certain fourth quarter 1995 charges to effect the merger and other costs to restructure and integrate the combined operating companies. In the quarter ended May 4, 1996, the Company incurred certain additional integration costs totaling $2.8 million (pre-tax) related to such items as the termination of a Younkers pension plan, the conversion of Younkers' computer systems, and expenses of consolidating administrative functions.

On April 12, 1995, the Company completed the acquisition of the Parks-Belk Company, a family-owned department store company with four stores. Three stores were renovated and opened as

                                    Commission File No. 0-15907


Proffitt's Division stores during 1995; one store was permanently closed. The operations of Parks-Belk have been included in the results of operations of the Company subsequent to the purchase date.


NOTE C -- GAIN ON SALE OF ASSETS

During the quarter ended May 4, 1996, the Company sold two Younkers stores to a third party, realizing a pre-tax gain on the transaction of $2.3 million.

                                   Commission File No. 0-15907


                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources

Accounts receivable, inventory, accounts payable, and senior debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

The May 4, 1996 net trade accounts receivable balance declined from the April 29, 1995 balance due to the sale of additional receivables to third parties.

May 4, 1996 senior debt declined from the February 3, 1996 and April 29, 1995 balances due to the sale of additional accounts receivables to third parties and utilization of excess cash balances to reduce the balance of the Company's revolving credit facility.

During the quarter ended May 4, 1996, the Company announced the planned conversion of its 600,000 shares of Series A Preferred Stock, held by Apollo Specialty Retail Partners, L.P. ("Apollo"), into 1,421,801 shares of Proffitt's, Inc. Common Stock. The conversion is expected to be completed by June 30, 1996 and will eliminate $1.95 million in annual dividend payments by the Company to Apollo.

                                   Commission File No. 0-15907

Results of Operations

Income statement information for the quarter ended April 29, 1995 has been restated to reflect the February 3, 1996 Younkers merger, which was accounted for as a pooling of interests. The operations of Parks-Belk have been included in the income statements subsequent to the April 12, 1995 purchase date.

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales.

                                    Three Months Ended
                                    5/4/96     4/29/95

Net sales                           100.0%     100.0%
Costs and expenses:
  Cost of sales                      65.0       65.1
  Selling, gen. & admin. exp.        24.1       24.7
  Other operating expenses            8.2        8.6
  Expenses related to
  hostile takeover defense            0.0        0.2
  Merger, restructuring and
  integrations costs                  0.9        0.0
  Gain on sale of assets             (0.7)       0.0
                                     ----       ----
    Operating income                  2.5        1.4

Other income (expense):
   Finance charge income              3.6        3.5
   Finance charge income
    allocated to purchaser
    of accounts receivable           (1.2)      (0.8)
   Interest expense                  (1.4)      (2.2)
   Other income (expense), net        0.1        0.2
                                     ----       ----

    Income before provision
    for income taxes                  3.6        2.1
Provision for income taxes            1.5        0.8
                                     ----       ----

      NET INCOME                      2.1%       1.3%
                                     ====        ====

For the quarter, total Company sales were $296.6 million, a 3% increase over $287.1 million in the prior year. On a comparable stores basis, total Company sales increased 5% for the quarter. Revenues for the Younkers Division were $126.6 million, flat with $126.7 million last year; revenues for the McRae's Division totaled $109.5 million, a 6% increase over $103.8 million in the prior year; and revenues for the Proffitt's Division were $60.6 million compared to $56.7 million last year, an increase of 7%. For the quarter, comparable store sales increased 1%, 4%, and 17% at the Younkers, McRae's, and Proffitt's Divisions, respectively. The total Company sales increase was lower than the comparable stores sales increase primarily due to the recent closing of two Younkers stores and one Proffitt's store and the sale of two Younkers stores.

Selling, general, and administrative expenses totaled 24.1% of net sales, a 60 basis point reduction over 24.7% last year. The initial stages of previously targeted cost reductions (such as

                                     Commission File No. 0-15907

the elimination of duplicate corporate expenses and consolidation of certain back office functions) led to this increased leverage on expenses.

Other operating expenses, which consist of rents, depreciation, and taxes other than income taxes, declined in dollars and as a percentage of sales primarily due to reduced expenses related to stores recently sold and closed and lower depreciation due to the reduced carrying value of certain property as a result of a 1995 impairment write-down.

Financing costs, which include finance charge income allocated to the third party purchaser of accounts receivable and interest expense, dropped from $8.4 million, or 3.0% of net sales, last year to $7.6 million, or 2.6% of net sales, in the current year. The reduction was due to lower borrowing levels in the current year.

Prior to the non-recurring items outlined below, first quarter net income totaled $6.6 million, or $.31 per share, a 68% increase over $3.9 million, or $.18 per share last year. In conjunction with the Younkers merger, certain non-recurring merger, restructuring, and integration charges were incurred in the first quarter of 1996. These charges totaled $2.8 million before tax, or 0.9% of net sales ($1.7 million after tax, or $.09 per share). Of the after tax total, $1.1 million was related to the termination of a Younkers pension plan, and the remainder was related to items such as the conversion of Younkers' computer systems and expenses of consolidating administrative functions. Also during the first quarter of 1996, the Company sold two Younkers stores to a third party, realizing a pre-tax gain of $2.3 million ($1.4 million after tax, or $.07 per share). After these non-recurring items, net income for the quarter ended May 4, 1996 totaled $6.3 million, or $.29 per share. For the quarter ended April 29, 1995, the Company incurred pre-tax hostile defense takeover expenses of approximately $.4 million, or 0.2% of net sales ($.3 million after tax, or $.02 per share). After this item, net income for the first quarter of 1995 totaled $3.6 million, or $.16 per share. The increase in earnings over the prior year primarily was due to enhanced sales and gross margin performance and expense leverage.

                              Commission File No. 0-15907


                               PROFFITT'S, INC.

                        PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              10.1 Form of Employment Agreement by and between Proffitt's, Inc. and Brian W. Bender dated May 24, 1996

              10.2 Agreement and Notice of Conversion by and between Proffitt's, Inc. and Apollo Specialty Retail Partners, L.P.

dated May 13, 1996

              11.1  Statement re: Computation of Earnings per
Common Share

              27.1  Financial Data Schedule

         (b)  Form 8-K Reports.

              A report on Form 8-K was filed with the Commission on April 1, 1996 reporting consolidated net sales and net income for Proffitt's, Inc. for the 4 weeks ended March 2, 1996.

                           Commission File No. 0-15907


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PROFFITT'S, INC.
                        ----------------------------------
                                 Registrant


                                  6-12-96
                        ----------------------------------
                                   Date


                      /s/         Brian W. Bender
                        ----------------------------------
                              Brian W. Bender
                       Executive Vice President and
                          Chief Financial Officer
                            (effective 5/24/96)


                    /s/          James E. Glasscock
                        ----------------------------------
                            James E. Glasscock
                        Executive Vice President of
                           Financial Strategies
                    (Executive Vice President and Chief
                    Financial Officer through 5/23/96)