Form 10-Q
period 1996-08-03
PROFFITTS INC
filed 1996-09-16
CIK 812900

FORM 10Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 1996
                                  OR
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to _________________

                  For Quarter Ended: August 3, 1996
                   Commission File Number: 0-15907

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

Common Stock, $.10 Par Value - 20,662,671 shares as of August 3, 1996

                                            Commission File No. 0-15907


                           PROFFITT'S, INC.

                                 Index


PART I.   FINANCIAL INFORMATION                                Page No.

     Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets -- August 3,
          1996, February 3, 1996, and July 29, 1995                   2

          Condensed Consolidated Statements of Income --
          Three and Six Months Ended August 3, 1996 and July
          29, 1995                                                    3

          Condensed Consolidated Statements of Cash Flows --
          Six Months Ended August 3, 1996 and July 29, 1995           4

          Notes to Condensed Consolidated Financial
          Statements                                                  5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders   11

     Item 6.   Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                           12

                                             Commission File No. 0-15907

                  PROFFITT'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                      August 3,    February 3,  July 29,
                                         1996          1996       1995
                                     (Unaudited)     (Audited) (Unaudited)

ASSETS
Current assets
 Cash and cash equivalents                   $2,022     $26,157      $34,276
 Net trade accounts receivable,
   less receivables sold to
   third parties                             25,817      44,878      112,105
 Merchandise inventories                    307,806     286,474      291,074
 Other current assets                        30,440      21,243       21,848

  Total current assets                      366,085     378,752      459,303
Property and equipment, net                 387,774     381,839      391,862
Goodwill                                     52,063      52,838       52,266
Other assets                                 21,264      22,237       26,234

                                           $827,186    $835,666     $929,665



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                     $79,628     $75,377      $93,878
 Other accrued liabilities                   65,041      73,984       52,510
 Current portion of long-term debt
   and capital lease obligations             16,949      17,269       15,268

  Total current liabilities                 161,618     166,630      161,656

Senior debt                                 120,822     134,255      213,157
Capital lease obligations                    10,584      10,846       11,083
Deferred income taxes                        53,657      52,250       61,040
Other long-term liabilities                  14,751      14,328       11,570
Subordinated debentures                     100,634     100,505      100,384

Shareholders' equity                        365,120     356,852      370,775

                                           $827,186    $835,666     $929,665

See notes to condensed consolidated financial statements.

                                            Commission File No. 0-15907

                  PROFFITT'S, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
              (in thousands, except per share amounts)

                                       Three Months Ended Six Months Ended

                                    August 3,    July 29, August 3,   July 29,
                                       1996       1995      1996      1995

                                                  <c)
Net sales                               $271,716  $278,798    $568,277  $565,923
Costs and expenses:
 Cost of sales                           173,732   178,484     366,624   365,492
 Selling, general and
   administrative expenses                69,948    71,994     141,485   142,885
 Other operating expenses                 23,683    24,575      48,081    49,415
 Expenses related to hostile
   takeover defense                                  1,474                 1,912
 Merger, restructuring and
   integration costs                       1,507                 4,270
 Gain on sale of assets                                        (2,260)

  Operating income                         2,846     2,271      10,077     6,219
Other income (expense):
 Finance charge income                    11,123     9,678      21,757    19,632
 Finance charge income allocated
   to purchaser of accounts
   receivable                            (3,404)   (2,129)     (6,878)   (4,290)
 Interest expense                        (4,503)   (6,307)     (8,608)  (12,576)
 Other income (expense), net                  70       716         440     1,372


  Income before provision for
   income taxes                            6,132     4,229      16,788    10,357
Provision for income taxes                 2,593     1,750       6,995     4,230


   NET INCOME                              3,539     2,479       9,793     6,127
Preferred stock dividends                    308       487         796       975
Payment for early conversion of
   Preferred Stock                         3,032                 3,032

   Net income available to common
   shareholders                             $199    $1,992      $5,965    $5,152

Earnings per share:
Primary                                    $0.01     $0.10       $0.30     $0.27

Fully diluted                              $0.16     $0.10       $0.46     $0.27

Weighted average common shares:
Primary                                   20,628    19,450      20,186    19,316

Fully diluted                             21,472    19,484      21,414    19,336


Note: On June 28, 1996, the Company converted 600 shares of Series A Preferred Stock ("Preferred Stock") into 1,422 shares of Proffitt's, Inc. Common Stock. In order to complete this early conversion of the Preferred Stock, the Company paid $3,032 to the holder of the Preferred Stock.

Primary earnings per share are based on earnings available to common shareholders (net income reduced by preferred stock dividends and payment for early conversion) and the weighted average number of common shares and equivalents (stock options) outstanding. Common Stock issued on June 28, 1996 for the conversion of the Preferred Stock has been included in the weighted average number of shares outstanding subsequent to that date.

As a result of the June 28, 1996 Preferred Stock conversion and as required by generally accepted accounting principles, fully diluted earnings per share has been presented for the periods shown based upon an "as if the 1,422 shares issued in the conversion were outstanding from the beginning of the period" basis.

See notes to condensed consolidated financial statements.

                                                 Commission File No. 0-15907

                    PROFFITT'S, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (in thousands)

                                                        Six Months Ended

                                                     August 3,      July 29,
                                                        1996         1995


OPERATING ACTIVITIES
 Net income                                                $9,793        $6,127
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                            16,860        16,927
  Gain on sale of assets                                  (2,260)
  Changes in operating assets and liabilities, net       (13,067)        13,041

       Net cash provided by operating activities           11,326        36,095

INVESTING ACTIVITIES
 Purchases of property and equipment, net                (23,898)      (23,188)
 Proceeds from sale of assets                               5,000
 Acquisition of Parks-Belk Company                                     (10,422)
 Other, net                                                                  70

          Net cash used in investing activities          (18,898)      (33,540)

FINANCING ACTIVITIES
 Payments on long-term debt and capital
 lease obligations                                       (14,015)       (7,161)
 Proceeds from long-term borrowings                                      24,500
 Proceeds from issuance of stock                            2,092           176
 Payments to preferred shareholders                       (4,640)         (975)

  Net cash (used in) provided by financing
   activities                                            (16,563)        16,540

  (Decrease) increase in cash and cash equivalents       (24,135)        19,095
  Cash and cash equivalents at beginning of period         26,157        15,181

     Cash and cash equivalents at end of period            $2,022       $34,276


Cash paid during the six months ended August 3, 1996 for interest and income taxes totaled $8,106 and $11,852, respectively.

Cash paid during the six months ended July 29, 1995 for interest and income taxes totaled $11,790 and $11,872, respectively.

See notes to condensed consolidated financial statements.

                                                 Commission File No. 0-15907


           Notes to Condensed Consolidated Financial Statements
                               (unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 3, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

The balance sheet at February 3, 1996 has been derived from the audited financial statements at that date.


NOTE B -- BUSINESS COMBINATIONS

Proffitt's, Inc. combined its business with Younkers, Inc., a publicly-owned retail department store chain currently operating 48 stores in the midwest, effective February 3, 1996, immediately before the Company's fiscal year end. Each outstanding share of Younkers, Inc. Common Stock was converted into ninety eight one-hundredths (.98) shares of Proffitt's, Inc. Common Stock, with approximately 8.8 million shares issued in the transaction. This combination was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated for all periods to include the results of operations and financial position of Younkers.

Younkers' financial statements have been restated to conform to Proffitt's accounting methods and also reflect certain reclassifications without any material impact on previously reported income or shareholders' equity.

In conjunction with the business combination with Younkers, the Company incurred certain fourth quarter 1995 charges to effect the merger and other costs to restructure and integrate the combined operating companies. In the quarter and six months ended August 3, 1996, the Company incurred certain additional integration costs (pre-tax) totaling $1.5 million and $4.3 million related to such items as the termination of a Younkers pension plan, the conversion of Younkers' computer systems, and expenses of consolidating administrative functions.

On April 12, 1995, the Company completed the acquisition of the Parks-Belk Company, a family-owned department store company with four stores. Three

                                                 Commission File No. 0-15907

stores were renovated and opened as Proffitt's Division stores during 1995; one store was permanently closed. The operations of Parks-Belk have been included in the results of operations of the Company subsequent to the purchase date.


NOTE C -- GAIN ON SALE OF ASSETS

In March 1996, the Company sold two Younkers stores to a third party, realizing a pre-tax gain on the transaction of $2.3 million.


NOTE D -- PENDING BUSINESS COMBINATION

On July 8, 1996, the Company announced its planned merger with Parisian, Inc. ("Parisian"), a 38 unit specialty department store chain headquartered in Birmingham, Alabama. Parisian will operate as a separate division of Proffitt's, Inc.

Under the terms of the transaction, the Company will pay Parisian's shareholders approximately $110 million in cash and issue approximately 2.9 million shares of Proffitt's, Inc. Common Stock. Outstanding options to purchase shares of Parisian Common Stock will be converted into options to purchase approximately 406,000 shares of Proffitt's, Inc. Common Stock. In addition, the Company will assume approximately $243 million of Parisian indebtedness (which included $84 million of off-balance sheet receivables financing as of the July 2, 1996 pre-announcement date).

The merger is expected to close in October 1996. The transaction will be accounted for as a purchase.

                                                 Commission File No. 0-15907


                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Liquidity and Capital Resources

Accounts receivable, inventory, accounts payable, and senior debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

The August 3, 1996 net trade accounts receivable balance declined from the July 29, 1995 balance due to the sale of additional receivables to third parties.

August 3, 1996 senior debt declined from the February 3, 1996 and July 29, 1995 balances due to the sale of additional accounts receivables to third parties and utilization of excess cash balances to reduce the balance of the Company's revolving credit facility.

On June 28, 1996, the Company completed the early conversion of its 600,000 shares of Series A Preferred Stock, held by Apollo Specialty Retail Partners, L.P. ("Apollo"), into 1,421,801 shares of Proffitt's, Inc. Common Stock. The conversion eliminates $1.95 million in future annual dividend payments by the Company to Apollo.

On July 8, 1996, the Company announced its planned merger with Parisian, which is expected to close in October 1996.

Under the terms of the transaction, the Company will pay Parisian's shareholders approximately $110 million in cash and issue approximately 2.9 million shares of Proffitt's, Inc. Common Stock. Outstanding options to purchase shares of Parisian Common Stock will be converted into options to purchase approximately 406,000 shares of Proffitt's, Inc. Common Stock. In addition, the Company will assume approximately $243 million of Parisian indebtedness (which included $84 million of off-balance sheet receivables financing as of the July 2, 1996 pre-announcement date).

In conjunction with the pending transaction with Parisian, the Company is in the process of revising its existing revolving credit facility with banks. Management expects availability under the line will be extended from $125 million to $275 million in order to fund the cash portion of the purchase price and provide for future working capital requirements.

                                                 Commission File No. 0-15907
Results of Operations

Income statement information for the quarter and six months ended July 29, 1995 has been restated to reflect the February 3, 1996 Younkers merger, which was accounted for as a pooling of interests. The operations of Parks-Belk have been included in the income statements subsequent to the April 12, 1995 purchase date.

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales.

                                     Three Months Ended     Six Months Ended
                                     8/3/96  7/29/95        8/3/96     7/29/95

Net sales                          100.0%     100.0%        100.0%      100.0%
Costs and expenses:
  Cost of sales                      63.9       64.0          64.5        64.6
  Selling, gen. & admin. exp.        25.7       25.8          24.9        25.2
  Other operating expenses            8.8        8.8           8.4         8.8
  Expenses related to hostile
     takeover defense                 0.0        0.6           0.0         0.3
  Merger, restructuring and
     integrations costs               0.6        0.0           0.8         0.0
  Gain on sale of assets              0.0        0.0          (0.4)        0.0
    Operating income                  1.0        0.8           1.8         1.1

Other income (expense):
  Finance charge income               4.1        3.5           3.8         3.5
  Finance charge income allocated
     to purchaser of accounts
     receivable                      (1.2)      (0.8)         (1.2)       (0.8)
  Interest expense                   (1.6)      (2.3)         (1.5)       (2.2)
  Other income (expense), net         0.0        0.3           0.1         0.2
    Income before provision for
       income taxes                   2.3        1.5           3.0         1.8
Provision for income taxes            1.0        0.6           1.3         0.7
    NET INCOME                        1.3%       0.9%          1.7%        1.1%

For the quarter, total Company sales were $271.7 million, a 3% decrease over $278.8 million in the prior year. On a comparable stores basis, total Company sales increased 1% for the quarter. Revenues for the Younkers Division were $123.8 million, down 5% from $130.1 million last year; revenues for the McRae's Division totaled $92.8 million, a 3% increase over $90.6 million in the prior year; and revenues for the Proffitt's Division were $55.1 million compared to $58.1 million last year, a 5% decrease. For the quarter, comparable store sales were flat with last year for the Younkers Division, up 1% for the McRae's Division, and up 4% for the Proffitt's Division.

                                                 Commission File No. 0-15907

For the six months ended August 3, 1996, total Company sales were $568.3 million compared to $565.9 million last year. On a comparable stores basis, total Company sales increased 4% for the six months. Revenues for the Younkers Division were $250.4 million, down 3% from $256.8 million in the prior year; revenues for the McRae's Division totaled $202.3 million, a 4% increase over $194.4 million last year; and revenues for the Proffitt's Division were $115.7 million, a 1% increase over $114.8 million last year. For the six months, comparable store sales increased 2%, 3%, and 10% for the Younkers, McRae's, and Proffitt's Divisions, respectively.

The total store sales performance for the periods indicated was lower than the comparable stores sales increase primarily due to the closing of two Younkers stores and one Proffitt's store in January 1996 and the sale of two Younkers stores in March 1996.

The conversion of the Younkers shoe operation from leased to owned was completed on August 3, 1996. Sales performance was negatively affected during the transition period for the first six months of 1996. Excluding Younkers' leased shoe sales, comparable store sales for the Younkers Division increased 2% and 3% for the quarter and six months, respectively. For the total Company, comparable store sales increased 2% and 4% for the quarter and six months, respectively, excluding Younkers' leased shoe sales.

Selling, general, and administrative expenses declined in both dollars and as a percentage of net sales for the quarter and six months. As a percentage of net sales, these expenses totaled 25.7% for the quarter compared to 25.8% last year and 24.9% for the six months compared to 25.2% in the prior year. The initial stages of previously targeted cost reductions (such as the elimination of duplicate corporate expenses and consolidation of certain back office functions) led to this increased leverage on expenses.

Other operating expenses, which consist of rents, depreciation, and taxes other than income taxes, declined in dollars for the quarter and in both dollars and as a percentage of net sales for the six months. This reduction was primarily due to reduced expenses related to stores recently sold and closed and lower depreciation due to the reduced carrying value of certain property as a result of a 1995 impairment write-down.

Finance charge income increased in dollars and as a percentage of net sales for both the quarter and six months primarily due to increased finance charge rates assessed in certain states and implementation of certain late fee penalties on past due balances.

Total financing costs, which include interest expense and finance charge income allocated to the third party purchasers of accounts receivable, dropped in dollars and as a percentage of net sales for the quarter and six months ended August 3, 1996. The reduction was due to lower financing levels in the current year.

Prior to the non-recurring items outlined below, second quarter net income totaled $4.4 million, or $.21 per share, a 32% increase over $3.4 million, or

                                                 Commission File No. 0-15907

$.15 per share last year, and net income for the six months totaled $11.0 million, or $.51 per share, compared to $7.3 million, or $.33 per share last year.

In conjunction with the Younkers merger, certain non-recurring merger, restructuring, and integration charges were incurred for the quarter and six months ended August 3, 1996. For the quarter, these charges totaled $1.5 million before tax, or 0.6% of net sales ($.9 million after tax, or $.04 per share). For the six months, these charges totaled $4.3 million before tax, or 0.8% of net sales ($2.6 million after tax, or $.12 per share). These charges were primarily related to items such as the termination of a Younkers pension plan, the conversion of Younkers' computer systems, and expenses of consolidating administrative functions. In March 1996, the Company sold two Younkers stores to a third party, realizing a pre-tax gain of $2.3 million ($1.4 million after tax, or $.06 per share, for the six months). For the quarter and six months ended July 29, 1995, the Company incurred pre-tax expenses of $1.5 million, or 0.6% of net sales, and $1.9 million, or 0.3% of net sales, respectively, related to the defense of the attempted hostile takeover of Younkers by Carson Pirie Scott & Co. On an after-tax basis, these charges totaled $.9 million, or $.04 per share, and $1.1 million, or $.06 per share, for the quarter and six months, respectively.

After these non-recurring items, net income for the quarter and six months ended August 3, 1996 totaled $3.5 million, or $.16 per share, and $9.8 million, or $.46 per share, respectively. The increase in earnings over the prior year primarily was due to solid gross margin performance, expense control, and increased finance charge income.

Earnings per share figures above assume full dilution.

                                                 Commission File No. 0-15907


                              PROFFITT'S, INC.

                        PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on June 19, 1996. 17,641,292 shares of the 19,210,024 shares of Common Stock entitled to vote, or 91.8%, were represented at the meeting in person or by proxy. The matters submitted to a vote of the shareholders and the vote on these matters were as follows:

1) All nominees for Directors listed in the proxy statement were elected to hold office until the next Annual Meeting of the Shareholders. Shareholders holding at least 17,457,894 shares voted for, shareholders holding no more than 180,704 shares voted against, and shareholders holding no more than 2,694 shares abstained from the vote.

2) The vote for the Ratification of Appointment of Independent Accountants (Coopers & Lybrand L.L.P.) for the fiscal year ending February 1, 1997 was as follows: shareholders holding 17,614,715 shares voted for, shareholders holding 22,672 shares voted against, and shareholders holding 3,905 shares abstained from the vote.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               11.1  Statement re: Computation of Earnings per Common Share

               27.1  Financial Data Schedule

          (b)  Form 8-K Reports.

               A report on Form 8-K was filed with the Commission on July 17, 1996 regarding the proposed merger of Proffitt's, Inc. and Parisian, Inc.

               A report on Form 8-K was filed with the Commission on August 9, 1996 regarding sales and expected earnings for the quarter ended August 3, 1996

               A report on Form 8-K was filed with the Commission on August 30, 1996 regarding sales and earnings for the quarter and six months ended August 3, 1996 and the consent solicitation of the holders of the 9 7/8% Senior Subordinated Notes due 2003 of Parisian, Inc.

                                                 Commission File No. 0-15907


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PROFFITT'S
                    ____________________________________
                                 Registrant


                                  9-12-96
                    ____________________________________
                                    Date


                          /s/      Brian W. Bender
                    ____________________________________
                              Biran W. Bender
                        Executive Vice President and
                          Cheif Finanical Officer
                            (effective 5/24/96)


                                  9-12-96
                    ____________________________________
                                    Date


                        /s/      James E. Glasscock
                    ____________________________________
                             James E. Glasscock
                        Executive Vice President of
                            Financial Strategies
                    (Executive Vice President and Chief
                     Financial Officer through 5/23/96)

Exhibit 11.1

                                                 Commission File No. 0-15907



                               EXHIBIT 11.1
    STATEMENT RE: COMPUTATION OF HISTORICAL EARNINGS PER COMMON SHARE
                    PROFFITT'S, INC. AND SUBSIDIARIES
                 (in thousands, except per share amounts)

                                   Three Months Ended        Six Months Ended

                                    August 3,    July 29,  August 3,   July 29,
                                      1996         1995       1996        1995

PRIMARY:
Average shares outstanding             19,800     19,001       19,478     18,936
Net effect of dilutive stock
   options -- based on the
   treasury stock method using
   average market price                   828        449          708        380

  Total                                20,628     19,450       20,186     19,316


Net income                             $3,539     $2,479       $9,793     $6,127
Less Preferred Stock dividends          (308)      (487)        (796)      (975)
Less payment for early conversion
   of Preferred Stock                 (3,032)                 (3,032)

Net income available to common
   shareholders                          $199     $1,992       $5,965     $5,152


Primary earnings per common
   share                                $0.01      $0.10        $0.30      $0.27




FULLY DILUTED:

Average shares outstanding             19,800     19,001       19,478     18,936
Net effect of dilutive stock
   options -- based on the
   treasury stock method using
   period-end market price if
   higher than average price              828        483          803        400
Assumed conversion of
   Preferred Stock                        844                   1,133

  Total                                21,472     19,484       21,414     19,336


Net income                             $3,539     $2,479       $9,793     $6,127
Less Preferred Stock dividends                     (487)                   (975)

Adjusted net income                    $3,539     $1,992       $9,793     $5,152

Fully diluted earnings per
   common share                         $0.16      $0.10        $0.46      $0.27


Note: On June 28, 1996, the Company converted 600 shares of Series A Preferred Stock ("Preferred Stock") into 1,422 shares of Proffitt's, Inc. Common Stock. In order to complete this early conversion of the Preferred Stock, the Company paid $3,032 to the holder of the Preferred Stock.

Primary earnings per share are based on earnings available to common shareholders (net income reduced by Preferred Stock dividends and payment for early conversion) and the weighted average number of common shares and equivalents (stock options) outstanding. Common Stock issued on June 28, 1996 for the conversion of the Preferred Stock has been included in the weighted average number of shares outstanding subsequent to that date.

As a result of the June 28, 1996 Preferred Stock conversion and as required by generally accepted accounting principles, fully diluted earnings per share has been presented for the periods shown based upon an "as if the 1,422 shares issued in the conversion were outstanding from the beginning of the period" basis.

Exhibit 27.1

                               EXHIBIT 27.1
                         FINANCIAL DATA SCHEDULE
                    PROFFITT'S, INC. AND SUBSIDIARIES


This schedule contains summary financial information extracted from the Condensed Consolidated Balance Sheet as of August 3, 1996 and the Condensed Consolidated Statement of Income for the six months ended August 3, 1996 (unaudited) and is qualified in its entirety by reference to such financial statements.


PERIOD TYPE                                                                6 MOS
FISCAL YEAR END                                                 FEBRUARY 1, 1997
PERIOD END                                                        AUGUST 3, 1996
CASH AND CASH ITEMS                                                    2,022,000
MARKETABLE SECURITIES                                                          0
NOTES AND ACCOUNTS RECEIVABLE - TRADE                                 25,817,000
ALLOWANCES FOR DOUBTFUL ACCOUNTS                                               0
INVENTORY                                                            307,806,000
TOTAL CURRENT ASSETS                                                 366,085,000
PROPERTY, PLANT AND EQUIPMENT                                        387,774,000
ACCUMULATED DEPRECIATION                                                       0
TOTAL ASSETS                                                         827,186,000
TOTAL CURRENT LIABILITIES                                            161,618,000
BONDS, MORTGAGES AND SIMILAR DEBT                                    300,448,000
PREFERRED STOCK - MANDATORY REDEMPTION                                         0
PREFERRED STOCK - NO MANDATORY REDEMPTION                                      0
COMMON STOCK                                                                   0
OTHER STOCKHOLDERS' EQUITY                                           365,120,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           827,186,000
NET SALES OF TANGIBLE PRODUCTS                                       568,277,000
TOTAL REVENUES                                                       585,856,000
COST OF TANGIBLE GOODS SOLD                                          366,624,000
TOTAL COSTS AND EXPENSES APPLICABLE TO SALES
  AND REVENUES                                                       366,624,000
OTHER COSTS AND EXPENSES                                              52,351,000
PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES                                      0
INTEREST AND AMORTIZATION OF DEBT DISCOUNT                             8,608,000
INCOME (LOSS) BEFORE TAXES AND OTHER ITEMS                            16,788,000
INCOME TAX EXPENSE                                                     6,995,000
INCOME/LOSS CONTINUING OPERATIONS                                      9,793,000
DISCONTINUED OPERATIONS                                                        0
EXTRAORDINARY ITEMS                                                            0
CUMULATIVE EFFECT - CHANGES IN ACCOUNTING PRINCIPLES                           0
NET INCOME OR LOSS                                                     9,793,000
EARNINGS (LOSS) PER SHARE - PRIMARY                                         0.30
EARNINGS (LOSS) PER SHARE - FULLY DILUTED                                   0.46