Form 10-Q/A
period 1996-08-03
PROFFITTS INC
filed 1996-11-01
CIK 812900

AMENDMENT NO. 1 TO
                              FORM 10Q/A

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ________________

                   For Quarter Ended August 3. 1996
                    Commission File Number 0-15907

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


                              PROFFITT'S
                       _________________________
                              Registrant


                                9-12-96
                      __________________________
                                 Date


                        /s/     Brian W. Bender
                      ___________________________
                            Brian W. Bender
                     Executive Vice President and
                        Chief Financial Officer
                          (effective 5-24-96)


                                9-12-96
                     ____________________________
                                 Date


                        /s/  James E. Glasscock
                     _____________________________
                          James E. Glasscock
                      Executive Vice President of
                         Financial Strategies
                  (Executive Vice President and Chief
                  Financial Officer through 5-23-96)