Form 10-Q
period 1996-11-02
PROFFITTS INC
filed 1996-12-16
CIK 812900

Commission File No. 0-15907

                              FORM 10Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 1996
                                  OR
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ________________.

                For Quarter Ended:  November 2, 1996
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

Common Stock, $.10 Par Value -- 23,834,668 shares as of November 2,
1996




                          PROFFITT'S, INC.

                                Index

PART I.  FINANCIAL INFORMATION
           Page No.

   Item 1.  Financial Statements (Unaudited)


Condensed Consolidated Balance Sheets -- November 2, 1996,
February 3, 1996, and October 28, 1995                           2

Condensed Consolidated Statements of Income --  Three and
Nine Months Ended November 2, 1996 and October 28, 1995          3

Condensed Consolidated Statements of Cash Flows -- Nine
Months Ended November 2, 1996 and October 28, 1995               4

Notes to Condensed Consolidated Financial Statements             5

   Item 2.Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                       13

                   PROFFITT'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                       November 2,  February 3,  October 28,
                                           1996       1996          1995
                                       (Unaudited)  (Audited)    (Unaudited)
                                      ------------- -----------  ------------
ASSETS
Current assets
  Cash and cash equivalents                 $2,644    $26,157     $13,710
  Restricted cash and short-term
    investments                              2,090
  Net trade accounts receivable,
    less receivables sold to third
    parties                                 62,645     44,878     121,280
  Merchandise inventories                  530,429    286,474     394,397
  Deferred income taxes                     32,991      3,750
  Other current assets                      27,159     17,493      21,378
                                         ---------   --------    --------
      Total current assets                 657,958    378,752     550,765

Property and equipment, net                478,612    381,839     405,040
Goodwill and other intangibles             290,075     52,838      52,772
Other assets                                20,770     22,237      26,242
                                         ---------   --------    --------
                                        $1,447,415   $835,666  $1,034,819
                                        ==========   ========  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                  $199,590    $75,377    $152,507
  Accrued liabilities                      123,301     73,984      63,243
  Current portion of long-term
    debt and capital lease
    obligations                             18,050     17,269      16,528
                                          --------    -------     -------
      Total current liabilities            340,941    166,630     232,278

Senior debt                                274,709    134,255     241,296
Capital lease obligations                   10,453     10,846      10,964
Deferred income taxes                       59,703     52,250      60,575
Other long-term liabilities                 50,543     14,328      11,566
Subordinated debt                          225,634    100,505     100,444
Shareholders' equity                       485,432    356,852     377,696
                                          --------    -------     -------
                                        $1,447,415   $835,666  $1,034,819
                                        ==========   ========  ==========
See notes to condensed consolidated financial statements.


                                 PROFFITT'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (in thousands, except per share amounts)

                                                 Three Months Ended           Nine Months Ended
                                              ------------------------       ---------------------
                                                November 2,   October 28,      November 2,   October 28,
                                                  1996           1995            1996           1995
                                                ----------    ----------       -----------   -----------
Net sales                                          $368,330      $322,972       $936,607    $888,895
Costs and expenses:
   Cost of sales                                    236,612       208,827        603,236     574,319
   Selling, general and administrative expenses      87,755        78,013        229,240     220,898
   Other operating expenses                          28,092        25,566         76,173      74,981
   Merger, restructuring and integration costs          670                        4,940
   Gain on sale of assets                             (337)                      (2,597)
   Expenses related to hostile takeover defense                     1,001                      2,913
                                                 -----------     ---------     ----------    ---------
      Operating income                               15,538         9,565         25,615      15,784
Other income (expense):
   Finance charge income                             11,512         9,630         33,269      29,262
   Finance charge income allocated to purchaser of
      accounts receivable                           (3,663)       (2,026)       (10,541)     (6,316)
   Interest expense                                 (6,024)       (6,435)       (14,632)    (19,011)
   Other income (expense), net                        (342)           637             98       2,009
                                                 -----------     ---------      ---------   ---------
         Income before provision for income taxes    17,021        11,371         33,809      21,728
Provision for income taxes                            7,112         4,449         14,107       8,679
                                                 -----------     --------       ---------   ---------
          NET INCOME                                  9,909         6,922         19,702      13,049
Preferred stock dividends                                             487            796       1,462
Payment for early conversion of Preferred Stock                                    3,032
                                                 -----------     ----------     ----------  ----------
           Net income available to common
              shareholders                           $9,909        $6,435         $15,874    $11,587
                                                ===========   ===========     ========== ===========
Earnings per share:
  Primary                                             $0.44         $0.33          $0.76       $0.60
                                                ===========   ===========     ========== ===========
  Fully diluted                                       $0.43         $0.33          $0.91       $0.60
                                                ===========   ===========     ========== ===========
Weighted average common shares:
  Primary                                            22,427        19,433         20,933      19,355
                                                ===========   ===========     ========== ===========
  Fully diluted                                      24,474        21,453         21,760      19,368
                                                ===========   ===========     ========== ===========

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

     As a result of the June 28, 1996 Preferred Stock conversion and as required by generally accepted accounting principles, fully diluted earnings per share have been presented for the periods shown based upon an "as if the 1,422 shares issued in the conversion were outstanding from the beginning of the period" basis.

See notes to condensed consolidated financial statements.

                             PROFFITT'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (in thousands)
                                                                   Nine Months Ended
                                                                  ----------------
                                                                    November 2,   October 28,
                                                                      1996           1995
                                                                    -----------  ----------
OPERATING ACTIVITIES
   Net income                                                         $19,702      $13,049
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                    26,186       25,995
      Gain on sale of assets                                           (2,597)
      Changes in operating assets and liabilities, net                (17,039)     (30,886)
                                                                     ---------    ---------
Net cash provided by operating activities                              26,252        8,158

INVESTING ACTIVITIES
   Purchases of property and equipment, net                           (41,130)     (45,636)
   Increase in restricted cash and short-term investments              (2,090)
   Proceeds from sale of assets                                         5,337        1,013
   Acquisition of Parisian, Inc.                                     (118,739)
   Acquisition of Parks-Belk Company                                               (10,436)
   Other, net                                                                          106
                                                                     ---------    ---------
Net cash used in investing activities                                (156,622)     (54,953)

FINANCING ACTIVITIES
   Payments on long-term debt and capital
     lease obligations                                                (11,326)      (9,049)
   Proceeds from long-term borrowings                                 116,600       56,003
   Proceeds from issuance of stock                                      6,223          320
   Payments to preferred shareholders                                  (4,640)      (1,950)
                                                                     ---------    ---------
Net cash provided by financing activities                             106,857       45,324

Decrease in cash and cash equivalents                                 (23,513)      (1,471)
Cash and cash equivalents at beginning of period                       26,157       15,181
                                                                     ---------    ---------
Cash and cash equivalents at end of period                             $2,644      $13,710
                                                                   ===========  ===========
Cash paid during the nine months ended November 2, 1996 for interest and income taxes totaled $13,491 and
$12,997, respectively.

Cash paid during the nine months ended October 28, 1995 for interest and income taxes totaled $17,511 and
$12,045, respectively.

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 2, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

The balance sheet at February 3, 1996 has been derived from the audited financial statements at that date.


NOTE B -- BUSINESS COMBINATIONS

On October 11, 1996, Proffitt's, Inc. ("Proffitt's" or the "Company") acquired all of the Common Stock of Parisian, Inc. ("Parisian"), a specialty department store chain operating 38 stores in the southeast and midwest. Parisian, headquartered in Birmingham, Alabama, operates as a separate department store division of Proffitt's, Inc. Under the terms of the transaction, the Company paid Parisian's shareholders approximately $110 million in cash and issued approximately 2.947 million shares of Proffitt's Common Stock . Outstanding options to purchase shares of Parisian Common Stock were converted into options to purchase approximately 406,000 shares of Proffitt's Common Stock. In addition, on that date, the Company assumed approximately $160 million of Parisian indebtedness (which includes $125 million of 9 7/8% Senior Subordinated Notes due 2003) and approximately $80 million of off-balance sheet receivables financing. In conjunction with the transaction and in order to provide for future working capital requirements, the Company entered into a new $275 million revolving credit facility, which replaced the Company's previous $125 million revolver. The new facility matures in October 1999.

The Parisian transaction was accounted for as a purchase.
Financial results of Proffitt's include Parisian beginning on the October 11, 1996 acquisition date.

The purchase price of Parisian was allocated first to identifiable tangible and intangible assets and liabilities based on preliminary estimates of their fair values, with the remainder allocated to goodwill and other assets to be identified. The excess of the cost of acquiring Parisian over the fair value of the acquired tangible assets (approximately $240 million) is included in "goodwill and other intangibles" on the balance sheet. Amortization of goodwill is provided on a straight-line basis over forty years.

The following preliminary unaudited pro forma summary presents the consolidated results of operations as if the Parisian acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or results which may occur in the future.


                                 Three Months Ended         Nine Months Ended
                                11/2/96     10/2895     11/2/96       10/28/95
                                  (in thousands, except per share amounts)
Pro forma:
Net sales                      $ 491,552  $ 490,168   $ 1,367,783  $ 1,344,643
Net income                     $   4,637  $   5,420   $    11,877  $    10,142
Earnings per common share:
    Primary                    $     .19  $     .22   $       .34  $       .39
    Fully diluted              $     .19  $     .22   $       .49  $       .39

Effective February 3, 1996, immediately before the Company's fiscal year end, Proffitt's combined its business with Younkers, Inc. ("Younkers"), a publicly-owned retail department store chain currently operating 48 stores in the midwest. Younkers, headquartered in Des Moines, Iowa, operates as a separate department store division of Proffitt's, Inc. Each outstanding share of Younkers, Inc. Common Stock was converted into ninety eight one-hundredths (.98) shares of Proffitt's, Inc. Common Stock, with approximately 8.8 million shares issued in the transaction. This combination was accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated for all periods to include the results of operations and financial position of Younkers.

In conjunction with the business combination with Younkers, the Company incurred certain fourth quarter 1995 charges to effect the merger and other costs to restructure and integrate the combined operating companies. In the quarter and nine months ended November 2, 1996, the Company incurred certain additional integration costs (pre-tax) totaling $.7 million and $4.9 million, respectively, related to such items as the termination of a Younkers pension plan, the conversion of Younkers' computer systems, and expenses of consolidating administrative functions.

On April 12, 1995, the Company completed the acquisition of the Parks-Belk Company, a family-owned department store company with four stores. Three stores were renovated and opened as Proffitt's Division stores during 1995; one store was permanently closed. The operations of Parks-Belk have been included in the results of operations of the Company subsequent to the purchase date.


NOTE C -- PENDING BUSINESS COMBINATION

On November 8, 1996, the Company announced its planned merger with G.R. Herberger's, Inc. ("Herberger's"), a 40-unit department store chain headquartered in St. Cloud, Minnesota. Under the terms of the transaction, Proffitt's will issue 4.0 million shares of Common Stock. In addition, the Company will assume Herberger's indebtedness, which totaled approximately $46.2 million as of November 2, 1996. Approximately $21 million of this indebtedness related to short-term seasonal borrowing and is expected to be repaid by year end. The transaction is expected to close in early 1997 and will be accounted for as a pooling of interests.


NOTE D -- GAIN ON SALE OF ASSETS

For the nine months ended November 2, 1996, the Company realized pre-tax gains totaling $2.6 million related to the sale of certain properties. Approximately $2.3 million of this total related to the Company's sale of two Younkers stores to Carson Pirie Scott & Co. in March 1996.


NOTE E -- INCOME TAXES

The difference between the actual income tax expense and the amount expected by applying the statutory federal income tax rate is due to the inclusion of state income taxes and the amortization of goodwill, which is not deductible for income tax purposes.

The deferred income tax asset and liability amounts reflect the impact of temporary differences between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws. The major components of these amounts result from the allocation of the purchase price to the assets and liabilities related to the McRae's acquisition in March 1994 and the Parisian acquisition in October 1996.


NOTE F --  RECENT ACCOUNTING PRONOUNCEMENT

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transferring and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 is effective January 1, 1997. The Company intends to adopt SFAS 125 on that date and expects the adoption will have an immaterial impact on the Company's financial position and results from operations.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Accounts receivable, inventory, accounts payable, and senior debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

The increase in the November 2, 1996 asset, liability, and shareholders' equity classifications over prior periods presented was largely attributable to the acquisition and financing of the Parisian transaction completed on October 11, 1996. See Note B on pages 5 and 6 attached.

The November 2, 1996 net trade accounts receivable balance declined from the October 28, 1995 balance due to the sale of additional receivables to third parties.

November 2, 1996 merchandise inventories and property and equipment balances increased over year-end balances primarily due to the value of acquired Parisian inventories and property and equipment, respectively.

November 2, 1996 goodwill and other intangibles increased over prior periods due to goodwill of approximately $240 million recorded in conjunction with the October 1996 Parisian acquisition.

November 2, 1996 subordinated debt increased due to the assumption of Parisian's $125 million of 9 7/8% Senior Subordinated Notes due 2003.

November 2, 1996 shareholders' equity has increased over the year-end balance primarily due to year-to-date earnings and the issuance of Common Stock in conjunction with the Parisian transaction.

On November 8, 1996, the Company announced its planned merger with Herberger's, which is expected to close in early 1997. Under the terms of the transaction, Proffitt's will issue 4.0 million shares of Common Stock to the shareholders of Herberger's. In addition, the Company will assume Herberger's indebtedness, which totaled approximately $46.2 million as of November 2, 1996. The transaction will be accounted for as a pooling of interests.


Results of Operations

Income statement information below includes the operations of Parisian and Parks-Belk beginning on their acquisition dates of October 11, 1996 and April 12, 1995, respectively. These transactions were accounted for as purchases. Prior year income statement information below has been restated to reflect the February 3, 1996 merger with Younkers, which was accounted for as a pooling of interests.

The following table shows for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales.


                                         Three Months Ended                    Nine Months Ended
                                     11/2/96           10/28/96            11/2/96             10/28/95

Net sales                             100.0%             100.0%             100.0%              100.0%
Costs and expenses:
   Cost of sales                       64.2               64.7               64.4                64.6
   Selling, general & admin.
     expense                           23.8               24.2               24.5                24.9
   Other operating expenses             7.7                7.9                8.2                 8.4
   Merger, restructuring and
      integration costs                 0.2                0.0                0.5                 0.0
   Gain on sale of assets              (0.1)               0.0               (0.3)                0.0
   Expenses related to hostile
      takeover defense                  0.0                0.3                0.0                 0.3
      Operating income                  4.2                2.9                2.7                 1.8

Other income (expense):
   Finance charge income                3.1                3.0                3.6                 3.3
   Finance charge income
    allocated to purchaser
    of accounts receivable             (1.0)              (0.6)              (1.1)               (0.7)
   Interest expense                    (1.6)              (2.0)              (1.6)               (2.1)
   Other income (expense),
    net                                (0.1)               0.2                0.0                 0.2
      Income before provision
       for income taxes                 4.6                3.5                3.6                 2.5
Provision for income taxes              1.9                1.4                1.5                 1.0
      NET INCOME                        2.7%               2.1%               2.1%                1.5%


For the quarter, total Company sales were $368.3 million, a 14% increase over $323.0 million in the prior year. Sales for the quarter included $39.5 million of sales from the newly acquired Parisian Division. On a comparable stores basis, total Company sales increased 4% for the quarter. Revenues for the Younkers Division were $150.9 million, up 1% over $149.5 million last year; revenues for the McRae's Division totaled $111.0 million, a 2% increase over $109.4 million in the prior year; and revenues for the Proffitt's Division were $66.9 million compared to $64.1 million last year, a 4% increase. For the quarter, comparable store sales increased 7% for the Younkers Division, were flat with last year for the McRae's Division, and increased 6% for the Proffitt's Division.

On a year-to-date basis, total Company sales were $936.6 million, a 5% increase over $888.9 million last year. Total sales of $936.6 million include $39.5 million of sales from the Parisian Division. On a comparable stores basis, total Company sales increased 4% for the nine months. Revenues for the Younkers Division were $401.3 million, down 1% from $406.3 million in the prior year; revenues for the McRae's Division totaled $313.3 million, a 3% increase over $303.8 million last year; and revenues for the Proffitt's Division were $182.5 million, a 2% increase over $178.8 million last year. For the nine months, comparable store sales increased 4%, 2%, and 8% for the Younkers, McRae's, and Proffitt's Divisions, respectively.

The total store sales performance for the periods indicated reflects the closing of two Younkers stores and one Proffitt's store in January 1996, the sale of two Younkers stores in March 1996, and the closing of one Younkers store in August 1996.

For the quarter and nine months, gross margin percentages improved over the prior year. This improvement resulted from proper inventory management and markdown control.

Selling, general, and administrative expenses declined as a percentage of net sales for the quarter and nine months. This expense leverage was due to the implementation of targeted cost reductions primarily resulting from the synergy process related to the Younkers transaction.

Other operating expenses, which consist of rents, depreciation, and taxes other than income taxes, declined as a percentage of net sales for the quarter and nine months. This reduction was primarily due to reduced expenses related to stores recently sold and closed and lower deprecation due to the reduced carrying value of certain property as a result of a 1995 impairment write-down.

Finance charge income increased as a percentage of net sales for both the quarter and nine months primarily due to increased finance charge rates assessed in certain states and the implementation of certain late fee penalties on past due balances.

Total financing costs, which include interest expense and finance charge income allocated to the third party purchasers of accounts receivable, remained fairly constant as a percentage of net sales for the quarter and nine months.

Prior to the non-recurring items outlined below, third quarter net income totaled $10.1 million, or $.44 per share, a 35% increase over $7.5 million, or $.36 per share last year, and net income for the nine months totaled $21.1 million, or $.97 per share, a 43% increase over $14.8 million, or $.69 per share last year.

In conjunction with the Younkers merger, certain non-recurring merger, restructuring, and integration charges were incurred for the quarter and nine months ended November 2, 1996. For the quarter, these charges totaled $.7 million before tax, or 0.2% of net sales ($.4 million after tax, or $.02 per share). For the nine months, these charges totaled $4.9 million before tax, or 0.5% of net sales ($3.0 million after tax, or $.13 per share). These charges were primarily related to items such as the termination of a Younkers pension plan, the conversion of Younkers' computer systems, and expenses of consolidating administrative functions.

For the quarter and nine months ended November 2, 1996, the Company realized pre-tax gains related to the sale of certain properties of $.3 million ($.2 million after tax, or $.01 per share) and $2.6 million ($1.6 million after tax, or $.07 per share), respectively. The majority of the $2.6 million year-to-date gain, or $2.3 million, related to the Company's March 1996 sale of two Younkers stores.

For the quarter and nine months ended October 28, 1995, the Company incurred pre-tax expenses of $1.0 million, or 0.3% of net sales, and $2.9 million, or 0.3% of net sales, respectively, related to the defense of the attempted hostile takeover of Younkers by Carson Pirie Scott & Co. On an after-tax basis, these charges totaled $.6 million, or $.03 per share, and $1.7 million, or $.09 per share, for the quarter and nine months, respectively.

After these non-recurring items, net income for the current year quarter and nine months totaled $9.9 million, or $.43 per share, and $19.7 million, or $.91 per share, respectively, compared to $6.9 million, or $.33 per share, and $13.0 million, or $.60 per share, respectively, last year. The increase in earnings over the prior year primarily was due to solid gross margin performance and leverage on expenses.

Earnings per share figures above assume full dilution.


                         PROFFITT'S, INC.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

             (a) Exhibits.

          10.1 Form of Employment Agreement by and between Proffitt's, Inc. and Robert M. Mosco dated October 28, 1996
          10.2 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Robert M. Mosco dated October 28, 1996
          10.3 Form of Employment Agreement by and between Proffitt's, Inc. and John B. Brownson dated November 8, 1996
          10.4 Form of Employment Agreement by and between Proffitt's, Inc. and Douglas E. Coltharp dated November 25, 1996
          10.5 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Douglas E. Coltharp dated November 25, 1996
          10.6 Form of Employment Agreement by and between Proffitt's, Inc. and Donald E. Hess dated July 8, 1996
          10.7 Form of Second Amended and Restated Employment Agreement by and between Proffitt's, Inc. and Brian J. Martin dated October 11, 1996
          10.8 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Brian J. Martin dated October 11, 1996
          10.9 Form of Second Amended and Restated Employment Agreement by and between Proffitt's, Inc. and James A. Coggin dated October 11, 1996
          10.10 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to James A. Coggin dated October 11, 1996
          10.11 Form of Second Amended and Restated Employment Agreement by and between Proffitt's, Inc. and
                 R. Brad Martin dated October 11, 1996
          10.12 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to R. Brad Martin dated October 11, 1996
          11.1   Statement re: Computation of Earnings per
                 Common Share
          27.1   Financial Data Schedule

                 (b) Form 8-K Reports.

          A report on Form 8-K was filed with the Commission on October 24, 1996 regarding the acquisition of Parisian, Inc. by Proffitt's, Inc.

          A report on Form 8-K was filed with the Commission on November 17, 1996 regarding the proposed merger of Proffitt's, Inc. and G.R. Herberger's, Inc.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PROFFITT'S, INC.
                  ______________________________
                            Registrant


                            12/12/96
                  ______________________________
                               Date


                     /s/ Douglas E. Coltharp
                 ______________________________
                       Douglas E. Coltharp

                 Executive Vice President, Chief
                 Financial Officer, and Treasurer