Form 10-K/A
period 1996-02-03
PROFFITTS INC
filed 1996-12-31
CIK 812900

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                          Amendment No. 2
                            FORM 10-K/A

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

Item 8.  Financial Statements and Supplemental Data

CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) Proffitt's, Inc. and Subsidiaries

                                      Year Ended
                         February 3,   January 28,   January 29,
                           1996           1995          1994

NET SALES              $ 1,333,498    $ 1,216,498    $   798,779

COSTS AND EXPENSES
 Cost of sales             873,218        795,353        520,987

 Selling, general and
 administrative expenses   324,650        284,748        192,028

 Other operating expenses
  Property and
  equipment rentals         39,668         37,439         27,890

  Depreciation and
  amortization              35,709         32,802         19,816

  Taxes other than
  income taxes              29,644         27,580         18,911

 Expenses related to
 hostile takeover defense    3,182

 Impairment of long-
 lived assets               19,121

 Merger, restructuring and
 integration costs          20,822
                          ________       ________        _______

OPERATING INCOME (LOSS)    (12,516)        38,576         19,147

OTHER INCOME (EXPENSE)

 Finance charge income      31,273         27,934         19,312
 Interest expense          (26,098)       (20,781)        (9,245)
 Other income
 (expense), net              2,848          3,865          2,923
                            -------         ------         ------
   INCOME (LOSS) BEFORE
   PROVISION FOR INCOME
   TAXES, EXTRAORDINARY
   LOSS AND CUMULATIVE
   EFFECT OF CHANGES IN
   ACCOUNTING METHODS       (4,493)        49,594         32,137

Provision for income taxes  (1,906)       (19,850)       (12,892)
                             -------       --------       --------
INCOME (LOSS) BEFORE
  EXTRAORDINARY LOSS AND
  CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING
  METHODS                   (6,399)        29,744         19,245

Extraordinary loss on
early extinguishment
of debt (net of tax)        (2,060)                       (1,088)
                           -------        -------        -------
 INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT
  OF CHANGES IN
  ACCOUNTING METHODS        (8,459)        29,744         18,157

Cumulative effect of
changes in accounting
methods (net of tax)                                       1,904
                             -------        -------        ------
  NET INCOME (LOSS)         (8,459)        29,744         20,061

Preferred stock dividends    1,950          1,694
                            ------         ------         ------
  NET INCOME (LOSS)
  AVAILABLE TO
  COMMON SHAREHOLDERS      $(10,409)      $28,050        $20,061
                             =======        ======         ======
Earnings (loss) per
common share before
extraordinary loss
and cumulative effect
of changes in
accounting methods         $  (0.43)      $  1.48        $  1.09

Extraordinary loss            (0.11)                       (0.06)

Cumulative effect of
changes in
accounting methods                                          0.11
                           ---------      --------        -------
Earnings (loss)
per common share          $  (0.54)      $   1.48        $  1.14
                           ========       ========        =======
Weighted average
common shares               19,372         18,922         17,667


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (in thousands, except per share
amounts)
Proffitt's, Inc. and Subsidiaries
                                       February 3,   January 28,
                                        1996          1995
ASSETS

CURRENT ASSETS
     Cash and cash equivalents        $   26,157     $   15,181

     Trade accounts receivable,
     less allowance for doubtful
     accounts of $6,601 in
     1995 and $4,723 in 1994              44,878        120,185

     Accounts receivable - other           9,469          9,917
     Merchandise inventory               286,474        275,357
     Prepaid supplies and expenses         8,024          9,024
     Deferred income taxes                 3,750
                                      ----------     ----------
             TOTAL CURRENT ASSETS        378,752        429,664

PROPERTY AND EQUIPMENT,
NET OF DEPRECIATION                      381,839        376,461

GOODWILL, net of amortization             52,838         46,522

OTHER ASSETS                              22,237         25,746
                                        ---------      ---------
                     TOTAL ASSETS     $  835,666     $  878,393

The accompanying notes are an integral part of these consolidated financial statements.
                                       February 3,   January 28,
                                          1996           1995
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Trade accounts payable             $  75,377     $   68,203
    Accrued expenses                      48,597         28,599
    Accrued compensation and
     related items                        10,920         12,629
    Sales taxes payable                   11,513         11,696
    Income taxes payable                   2,954          7,606
    Deferred income tax liability                         2,500
    Current portion of long-term debt
     and capital lease obligations        17,269         15,269


           TOTAL CURRENT LIABILITIES     166,630        146,502

SENIOR DEBT                              134,255        190,216

CAPITAL LEASE OBLIGATIONS                 10,846         11,319

DEFERRED INCOME TAXES                     52,250         58,400

OTHER LONG-TERM LIABILITIES               14,328         11,076

SUBORDINATED DEBENTURES                  100,505        100,269
                                        --------       --------

             TOTAL LIABILITIES           478,814        517,782

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred Stock, $1.00 par value,
    10,000 total shares authorized:
    Series A - 600 shares authorized,
    issued and outstanding, $50 per
    share liquidation preference          28,850         28,850

    Common Stock, $.10 par value,
    100,000 shares authorized,
    19,120 and 18,760 shares issued
    and outstanding at February 3,
    1996 and January 28, 1995,
    respectively                           1,912          1,876

    Additional paid-in capital           243,279        236,665
    Retained earnings                     82,811         93,220
                                         -------        -------

      TOTAL SHAREHOLDERS' EQUITY         356,852        360,611

      Total liabilities and
       shareholders' equity           $  835,666      $ 878,393
                                      ==========      =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands of dollars)

Proffitt's, Inc. and Subsidiaries
                                                                  Additional                  Total
                                  Preferred Stock      Common      Paid-In      Retained      Shareholders'
                              Series A     Series B    Stock      Capital       Earnings      Equity

Balance at January 30, 1993   $      -     $      -   $  1,282    $  96,716     $ 45,109      $143,107
Net income                                                                        20,061        20,061
Issuance of Common Stock                                   525     125,833                     126,358
Income tax benefits related to
 exercised stock options                                               783                        783

Balance at January 29, 1994                              1,807     223,332        65,170       290,309
Net income                                                                        29,744        29,744
Issuance of Stock             28,850         3,296          53       9,941                      42,140

Income tax benefits related
to exercised stock options                                             112                         112

Conversion of Series B
Preferred Stock                             (3,296)         16       3,280

Preferred Dividends                                                               (1,694)       (1,694)


Balance at January 28, 1995 28,850                       1,876     236,665         93,220       360,611

Net loss                                                                           (8,459)       (8,459)

Issuance of Common Stock                                    36       6,241                        6,277

Income tax benefits related to
exercised stock options                                                 373                         373

Preferred dividends                                                                 (1,950)      (1,950)

Balance at February 3, 1996 $28,850       $ -            $1,912    $243,279         $82,811      $356,852


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of dollars)
Proffitt's, Inc. and Subsidiaries

                                          Year Ended

                           February 3,   January 28,   January 29,
                             1996           1995          1994

OPERATING ACTIVITIES
 Net income (loss)        $  (8,459)     $  29,744     $  20,061

 Adjustments to reconcile
 net income (loss) to net
 cash provided by (used in)
 operating activities:

 Extraordinary loss on
 extinguishment of debt       3,433                        1,832

 Cumulative effect of
 changes in
 accounting methods                                       (3,201)

 Depreciation and
 amortization                36,322         33,510        20,361

 Deferred income taxes      (13,319)         4,474         4,296

 Impairment of long-
  lived assets               19,121

  Other                         377            854          (821)

Changes in operating
assets and liabilities:

 Trade accounts receivable    4,034         52,961       (19,593)

 Merchandise inventory       (8,097)        13,183       (47,346)

 Prepaid expenses and
 other current assets         1,797           (141)      (3,267)

 Accounts payable, accrued
 expenses and income taxes
 payable                     20,917         (2,575)       6,004

 Other                       (1,028)          (347)        (258)
                             -------        -------       ------

   NET CASH PROVIDED BY
   (USED IN)
   OPERATING ACTIVITIES      55,098        131,663       (21,932)
                             ------        -------       --------

INVESTING ACTIVITIES

 Purchases of property
 and equipment, net         (49,458)       (43,289)      (78,475)

 Proceeds from sale-
 lease back                                               31,138

 Acquisition of Parks-Belk
  (1995)/Macco (1994)       (10,483)      (184,067)

 Collections of acquired
 receivables                                               5,038

 Other                                       (1,719)      (2,653)
                            --------      ---------      --------

   NET CASH USED IN
   INVESTING ACTIVITIES     (59,941)      (229,075)      (44,952)

FINANCING ACTIVITIES

 Proceeds from long-
 term borrowings             32,273         90,983       145,615

 Payments on long-term
 debt and capital
 lease obligations          (16,714)        (33,544)     (183,651)

 Proceeds from issuance
 of Stock                     2,210          29,166       119,957

 Dividends paid to
 preferred shareholders     (1,950)            (888)
                            -------          -------      -------

   NET CASH PROVIDED
   BY FINANCING ACTIVITIES  15,819           85,717        81,921

INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS                 10,976          (11,695)       15,037

Cash and cash equivalents
at beginning of year        15,181           26,876        11,839
                           -------          -------        ------
Cash and cash equivalents
at end of year            $ 26,157         $ 15,181      $ 26,876
                          ========         ========      ========

Noncash investing and financing activities are described in Notes
C, D, and F.

The accompanying notes are an integral part of these consolidated financial statements.



Note A - Basis of Presentation

On February 3, 1996, Proffitt's, Inc. ("Proffitt's") issued 8,816 shares of its Common Stock for all the outstanding
Common Stock of Younkers, Inc. ("Younkers") (collectively, "the
Company"). The merger has been accounted for as a pooling of interests, and accordingly, these consolidated financial statements have been restated for all periods to include the results of operations and financial position of Younkers.

Separate results of the combined entities were as follows:

                                     Year ended
                          February 3,   January 28,  January 29,
                            1996           1995         1994

Revenue:
   Proffitt's           $  720,148     $  617,363    $ 200,884
   Younkers                613,350        599,135      597,895
                        ----------     ----------    ---------
                        $1,333,498     $1,216,498    $ 798,779
                        ==========     ==========    =========

Extraordinary item:
   Proffitt's           $     0        $     0       $   0
   Younkers                 (2,060)    $     0       $ (1,088)
                        ----------     -----------   ---------
                        $   (2,060)    $     0       $ (1,088)
                        ==========     ===========   =========

Cumulative effect of
changes in accounting
methods:
  Proffitt's           $     0        $     0       $     333
  Younkers                   0              0           1,571
                       -----------    -----------   ---------
                       $     0        $     0       $   1,904
                       ==========     ===========   =========

Net income (loss):
   Proffitt's          $    5,181     $    16,128   $   6,063
   Younkers               (13,640)         13,616      13,998
                       -----------    -----------   ---------
                       $   (8,459)    $    29,744   $  20,061
                       ==========     ===========   =========

Historically, Younkers' inventory costs consisted only of "direct costs", principally invoice cost plus freight. Proffitt's followed the same method until the year ended January 29, 1994 at which time Proffitt's adopted the "full cost" method which includes the direct costs plus certain purchasing and distribution costs. Additionally, Younkers has included the cost of certain operating supplies, such as shopping bags, in prepaid supplies and expenses. Proffitt's policy is to expense such when issued to a store. Hence, Younkers' financial statements have been restated to conform to Proffitt's accounting methods, including adopting the change in inventory costs with a "cumulative effect" adjustment in 1993. The restated financial statements also reflect certain reclassifications without any impact on previously reported income or shareholders' equity.

Note B - Description of Business and Summary of Significant
Accounting Policies

Description of business

At February 3, 1996, the Company operated the Proffitt's
Division with twenty-five department stores in the Southeast, the McRae's Division with twenty-nine department stores in the Southeast, and the Younkers Division with fifty-one department stores in the Midwest. The Company's fiscal year ends on the Saturday nearest January 31 and consisted of 53 weeks for the year ended February 3, 1996 and 52 weeks for the years ended January 28, 1995 and January 29, 1994.

Consolidation

The financial statements include the accounts of Proffitt's and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenues
Retail sales are recorded on the accrual basis, and profits on installment sales are recognized in full when the sales are recorded. Sales are net of returns which are reflected as a period cost at the time of return.

Trade accounts receivable

Trade accounts consist of revolving charge accounts with terms which, in some cases, provide for payments exceeding one year. In accordance with usual industry practice, such receivables are included in current assets. Finance charge income is accrued monthly based on a percentage of uncollected customer account balances. A portion of finance charge income is earned by financial institutions in connection with the sales of interests in accounts receivable (see Note D).

Inventories

Inventories are valued at the lower of cost or market as determined by the retail inventory method applied on the last-in, first-out (LIFO) method for approximately 84% and 86% of the inventories at February 3, 1996 and January 28, 1995, respectively, and on the first-in, first-out (FIFO) method for the balance. Prior to the fiscal year ended January 28, 1995, the Company used the FIFO method for all inventories. As of February 3, 1996 and January 28, 1995, the LIFO value of inventory exceeded market, and as a result, inventory was stated at the lower market amount.

Prior to January 31, 1993, inventory costs consisted only of "direct costs," principally invoice cost plus freight. Effective January 31, 1993, the Company adopted the "full cost" method. Under the full cost method, inventory costs include the direct costs plus certain purchasing and distribution costs. The impact of this change is further discussed in Note N.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which are 45 years for buildings and range from 4 to 20 years for fixtures, leasehold improvements, and equipment.

Cash equivalents
The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Leased department sales

The Company includes leased department sales as part of net sales. Leased department sales were $73,977, $71,369, and $49,266 for the years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively.

Store pre-opening expenses

Prior to January 31, 1993, new store pre-opening costs for Proffitt's were deferred and amortized over the 12 months immediately following the individual store openings. Effective January 31, 1993, Proffitt's changed its method to expense such costs when incurred. The impact of this change is further discussed in Note N. Younkers has historically expensed such costs when incurred.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by enacted tax rules and regulations.

Earnings per common share

Earnings per common share have been computed based on the weighted average number of common shares outstanding, including common stock equivalents, after recognition of preferred stock dividends of $1,950 and $1,694 for the years ended February 3, 1996 and January 28, 1995, respectively. There were no preferred dividends in the prior year.

The Company's 4.75% convertible subordinated debentures issued in October 1993 and 7.5% junior subordinated debentures issued in March 1994 are not common stock equivalents, and therefore, shares issuable upon their conversion are included only in the computation of fully diluted earnings per share. The difference between primary and fully diluted earnings per share was not significant in any year.

Goodwill

The Company records goodwill for the cost in excess of fair value of net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 15 to 40 years, and the Company recognized amortization charges of $1,523, $1,100 and $151 for the years ended February 3, 1996, January 28, 1995 and January 29,1994, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at February 3, 1996. The implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" had no impact on the recorded amount of goodwill.

New Accounting Pronouncement

Financial Accounting Standards Board Statement of
Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," was issued in 1995 to be effective beginning February 4, 1996 for the Company. Management intends to comply with the disclosure requirements of this statement. Accordingly, it is the opinion of management that the statement will not have a material impact on the Company's financial position or results of operations.

Note C - Acquisitions

On March 31, 1994, Proffitt's acquired all of the Common
Stock of Macco Investments, Inc. ("Macco"), a privately held corporation and the parent company of McRae's, Inc. ("McRae's") which operated 28 stores in the Southeast. The total acquisition price of approximately $212 million consisted of a cash payment of $176 million and the issuance of (i) 436 shares of Proffitt's, Inc. Common Stock, (ii) the Company's 7.5% Junior Subordinated Debentures due March 31, 2004 in an aggregate face amount equal to $17.5 million, (iii) 33 shares of Series B Cumulative Junior Perpetual Preferred Stock, (iv) the Company's promissory notes to certain of the Macco shareholders for $2 million, and (v) transaction costs of approximately $6 million. In addition and in connection with the acquisition, the Company purchased, for $18.5 million, four regional mall stores owned by McRae family partnerships and leased to McRae's. The operations of McRae's and its subsidiaries are included in these consolidated financial statements after March 31, 1994. The financing of the acquisition included a $175 million accounts receivable financing program through a financial institution; a $125 million bank revolving credit facility; $20 million of mortgage financing on certain Proffitt's and McRae's properties; and a private sale of $30 million Series A Cumulative Convertible Exchangeable Preferred Stock.

The allocation of the purchase price was as follows:

          Working capital               $     68,396
          Property and equipment             176,907
          Goodwill                            45,574
          Other assets                        10,409
          Long-term debt                     (32,877)
          Capital lease obligations          (11,695)
          Deferred income taxes              (42,432)
          Other long-term liabilities         (2,484)
                                             -------
                                        $    211,798

In April 1995, Proffitt's acquired the Parks-Belk Company, the owner and operator of four department stores in northeast Tennessee. Specific terms of the transaction were not disclosed, but consideration was paid in Proffitt's, Inc. Common Stock and cash (aggregated less than $20 million). Three of the Parks-Belk locations were converted into Proffitt's Division stores, and one was permanently closed.

Note D - Sale of Accounts Receivable

On April 1, 1994, Proffitt's began selling an undivided ownership interest in its accounts receivable. Under the agreement with the purchaser, which expires September 1997, Proffitt's may obtain additional proceeds by increasing the ownership interest transferred to the purchaser or reduce the purchaser's interest by allowing a portion of the collections to be retained by the purchaser. The ownership interest which may be transferred to the purchaser is limited to $175,000 and is further restricted on the basis of the level of eligible receivables and a minimum ownership interest to be maintained by Proffitt's. Proffitt's sold $370,874 and $333,473 of its accounts receivable for the years ended February 3, 1996 and January 28, 1995, respectively.

Prior to February 3, 1996, Younkers utilized an accounts receivable securitization program under which its receivables were used as collateral for commercial paper issued by a wholly-owned special purpose subsidiary. Effective with the February 3, 1996 merger, Younkers replaced amounts borrowed under the securitization program with the sale of (i) a fixed ownership interest of $75 million and (ii) a variable ownership interest of up to $50 million in its trade receivables. The $75 million receivables sold under this arrangement is from a pool of $91.5 million of trade receivables and remains fixed until 2000 at which time a portion of collections of outstanding receivables will be retained by the purchaser until the $75 million is extinguished.

Additional sales of receivables up to $50 million are restricted on the basis of the level of eligible receivables in excess of the $91.5 million supporting the fixed pool and a minimum ownership interest to be retained by Younkers. Younkers may obtain additional proceeds by increasing the ownership interest transferred to the purchaser or reduce the purchaser's interest by allowing a portion of the collections to be retained by the purchaser. The purchasers retain an allocation of finance charge income equal to 6.45% on the Younkers $75 million program and equal to a variable rate based on commercial paper or Eurodollar rates on the Proffitt's $175 million and Younkers $50 million programs. The balance of finance charges is retained by the Company. Finance charges retained by the purchaser were $8,809 and $5,567 for the years ended February 3, 1996 and January 28, 1995, respectively.

The Company is contingently liable for the collection of the receivables sold. The ownership interest transferred to the purchaser, which is reflected as a reduction of accounts receivable, was $220,229 and $138,740 at February 3, 1996 and January 28, 1995, respectively. Management believes that the allowance for doubtful accounts of $6,601 at February 3, 1996 is adequate for losses under this recourse provision. The agreements contain certain covenants requiring the maintenance of various financial ratios. If these covenants are not met or if an event of default was to occur, the purchasers could be entitled to terminate the agreement.

Note E - Property and Equipment

A summary of property and equipment was as follows:

                                        February 3,   January 28,
                                           1996          1995

          Land and land improvements    $  39,345      $  39,192
          Buildings                       136,827        131,723
          Leasehold improvements           80,543         80,122
          Fixtures and equipment          242,911        246,813
          Construction in progress         17,134         11,951
                                         --------       --------
                                          516,760        509,801

          Accumulated depreciation       (134,921)      (133,340)
                                         ---------      ---------

                                         $381,839       $376,461
                                         ========       ========

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company adopted the provisions of this new accounting standard in the fourth quarter of the year ended February 3, 1996. As a result of adopting this new accounting standard and as a result of closing certain stores and warehouses, the Company incurred impairment charges as follows:

Write-down in carrying value of six operating stores
   (3 Proffitt's, 1 McRae's and 2 Younkers)
    due to recurring poor operating results and
    adoption of SFAS No. 121                         $  15,897

Abandonment of duplicate warehouses and leasehold
  improvements related to the Parks-Belk acquisition
  and the Younkers merger                                1,797

Loss on abandonment of leasehold improvements
   related to closed stores                              1,427
                                                      --------
                                                      $ 19,121

Note F - Income Taxes

The components of income tax expense were as follows:

                                                Year Ended

                            February 3,   January 28,   January 29,

                               1996          1995         1994

Current:
   Federal                 $  10,940      $ 12,066      $  7,280
   State                       2,912         3,310         1,868
                           ---------      --------      --------
                              13,852        15,376         9,148
                           ---------      --------      --------

Deferred:
   Federal                  (10,834)         3,853         3,738
   State                     (2,485)           621           558
                           ---------      --------      --------

                            (13,319)         4,474         4,296

                           ---------      --------      --------

                           $    533       $ 19,850      $ 13,444
                           ========       ========      ========


Components of the net deferred tax asset or liability recognized in the consolidated balance sheets were as follows:
                                     February 3,   January 28,
                                       1996           1995
Current:
   Deferred tax assets:
    Allowance for doubtful accounts  $  2,400       $   1,700
    Accrued expenses                    9,900           3,000
    Other                                 250             500
                                     --------       ---------
                                      12,550            5,200
                                     --------       ---------

   Deferred tax liabilities:
    Inventory                         (8,300)          (7,300)
    Other                               (500)            (400)
                                     --------       ---------

                                      (8,800)          (7,700)

  Net deferred tax asset (liability) $ 3,750          $(2,500)
                                     =======          ========

Noncurrent:
  Deferred tax assets:
   Capital leases                    $   900         $  1,000
   Other long-term liabilities         3,800            4,000
   Deferred compensation                 950            1,000
                                     --------        --------
                                       5,650            6,000
                                     --------        --------

   Deferred tax liabilities:
    Property and equipment           (51,200)         (57,000)
    Other assets                      (5,400)          (6,000)
    Junior subordinated debentures    (1,300)          (1,400)
                                     --------        --------

                                      (57,900)        (64,400)

   Net deferred tax liability       $ (52,250)      $ (58,400)



Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

                                    Year ended
                      February 3,       January 28,   January 29,
                         1996              1995          1994

Expected tax/rate
(benefit)           $(2,774)  (35.0%)      35.0%         35.0%

State income taxes,
net of federal
benefit               (743)    (9.4)        4.3           5.0

Nondeductible merger
transaction costs    2,997     37.8

Amortization of
goodwill               518      6.5

Other items, net       535      6.8         0.7           0.1
                    ------    -----        -----         -----

Actual tax/rate
(benefit)           $  533      6.7%       40.0%         40.1%
                    ======    =====        =====         =====

The Company made income tax payments, net of refunds received, of $6,899, $13,507, and $8,365 during the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

Note G - Senior Debt

A summary of senior debt was as follows:

                                     February 3,   January 28,
                                       1996           1995
Real estate and mortgage notes,
interest ranging from
3.35% to 10.17%, maturing
1996 to 2008, collateralized
by property and equipment with
a carrying amount of approximately
$122,000 at February 3, 1996         $  97,365      $  73,791

Revolving credit agreements and
commercial paper notes                  41,400        121,114

Notes payable, interest ranging
from 7.88% to 13.00%,
maturing 1996 to 1998                   12,287         10,154
                                     --------        --------
                                      151,052         205,059
Current portion                       (16,797)        (14,843)
                                     --------        --------
                                     $134,255        $190,216
                                     ========        ========

Prior to February 3, 1996, Younkers utilized an accounts receivable securitization program under which its receivables were used as collateral for commercial paper issued by a wholly-owned special purpose subsidiary. At January 28, 1995, borrowings of $76,114 were outstanding under this program at a weighted average interest rate of 6.0%. Effective
February 3, 1996, Younkers replaced the debt financing of its accounts receivable with sales of ownership interests in the receivables (see Note D). At the same time, Younkers cancelled its revolving credit facility. As a result of this early extinguishment of debt, certain deferred costs associated with the debt financing of receivables and the revolving credit facility, such as loan origination costs and a loss from a related interest rate swap, were written off. This write-off of $3,433 ($2,060 net of income taxes) is reflected in the income statement as an extraordinary item.

In conjunction with a real estate mortgage note having a balance of $6,750 at February 3, 1996, Proffitt's entered into an interest rate swap agreement for the management of interest rate exposure. This agreement extends to June 30, 2003 and swaps the variable rate for a fixed rate of 5.7%. The differential to be paid or received is included in interest expense. The Company continually monitors its position and the credit rating of the interest rate swap counterparty. While the Company may be exposed to credit losses in the event of nonperformance by the counterparty, it does not anticipate such losses.

At February 3, 1996, the Company owed $41,400 under a revolving credit agreement ("Revolver") with banks. Borrowings under the Revolver are limited to 55% of merchandise inventories up to a maximum borrowing of $125,000, and interest rate options include LIBOR-based rates, prime rate and competitive bid rates. The agreementexpires in 1999. In addition to certain general requirements, the credit agreement requires the Company to meet specific covenants related to current ratio, fixed charges, funded debt, capitalization and tangible net worth. Certain other note agreements also impose restrictions and financial maintenance requirements.

Maturities of senior debt for the next five years, and thereafter, giving consideration to lenders' call privileges, are as follows:

          Fiscal Year End

          1997                             $  16,797
          1998                                13,495
          1999                                17,077
          2000                                68,678
          2001                                 6,417
          Thereafter                          28,588
                                           ---------
                                           $ 151,052
                                           =========

The Company made interest payments of $25,601, $18,282 and $9,232 during the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively. Capitalized interest was $285, $467 and $787 for the years ended February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

Note H - Leases

The Company is committed under long-term leases primarily for the rentals of certain retail stores. The leases generally provide for minimum annual rentals (including executory costs such as real estate taxes and insurance) and contingent rentals based on a percentage of sales in excess of stated amounts. Generally, the leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 10 to 15 years.

At February 3, 1996, minimum rental commitments under capital leases and operating leases with terms in excess of one year are as follows:

                                     Capital       Operating
Fiscal Year End                       Leases        Leases

1997                                 $ 2,179       $  24,621
1998                                   2,179          23,754
1999                                   2,179          23,050
2000                                   2,165          20,900
2001                                   2,009          19,116
Thereafter                            19,209         157,776
                                    --------        --------

Total minimum rental commitments     29,920        $ 269,217
                                                   =========
Estimated insurance, taxes,
maintenance and utilities            (7,413)

Net minimum rental commitments       22,507

Imputed interest (rates ranging
from 8.00% to 17.80%)                (11,189)
                                     --------
Present value of net minimum
rental commitments                    11,318

Less current installments of
capital lease obligations               (472)
                                     --------

Capital lease obligations,
excluding current installments      $ 10,846
                                    ========


Contingent rentals on capital leases are insignificant.

Total rental expense for operating leases was approximately $41,000, $39,000 and $30,000 for the years ended
February 3, 1996, January 28, 1995 and January 29, 1994, respectively, including contingent rents of $5,000, $4,300 and $3,100.

Note I - Subordinated Debentures
In October 1993, the Company issued $86,250 of 4.75% convertible subordinated debentures, due November 1, 2003, with interest due semi-annually. The debentures are convertible into the Company's Common Stock at any time prior to maturity, unless previously redeemed, at a conversion price of $42.70 per share. The debentures are redeemable for cash at any time on or after November 15, 1996, at the option of the Company at specified redemption prices.

In March 1994, the Company issued 7.50% junior subordinated debentures with a face value of $17,500. The debentures were discounted to reflect their fair value and have an accreted carrying value of $14,255 at February 3, 1996.

During the year ended January 29, 1994, a $5,000 convertible subordinated debenture was converted into Common Stock at a conversion price of $16 per share.

Note J - Retirement and Savings Plan and Other Benefits

Proffitt's and Younkers sponsor profit sharing and savings plans that cover substantially all full-time employees. Employees may contribute a portion of their salary, subject to limitation, to the plans. The Company contributed an additional amount, subject to limitation, based on the voluntary contribution of the employee. In addition, Younkers contributes to the plan an amount based on a percentage of income or an amount authorized by the Board of Directors. Company contributions charged to expense under these plans, or similar predecessor plans, for the years ended February 3, 1996, January 28, 1995, and January 29, 1994 were $1,216, $1,106 and $1,905, respectively. As a part of a 1987 acquisition, Younkers assumed certain obligations under a frozen defined benefit pension plan. Younkers' funding policy with respect to the plan is consistent with the funding requirements of federal laws and regulations. The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets:

                                      February 3,   January 28,
                                        1996            1995

Accumulated benefit obligation,
entirely vested                       $  5,204      $  4,903
                                      ========      ========
Plan assets at fair value
(primarily funds on deposit
with a financial institution)         $  5,327      $  4,903

Projected benefit obligation
for service rendered to date            (5,204)       (4,903)
                                      --------      --------
Plan assets in excess of
projected benefit obligation               123             0

Unrecognized net loss from
past experience different from
that assumed and effects of
changes in assumptions                   1,239         1,535

Prepaid pension cost                  $  1,362      $  1,535
                                      ========      ========


Net periodic cost (benefit) included in the Company's operating results for the frozen plan is insignificant. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.5% for the years ended February 3, 1996 and January 28, 1995 and 7.0% for the year ended January 29, 1994. The expected long-term rate of return on plan assets was 8.0% for each year.

Younkers provides certain health care benefits for eligible retired employees who have 20 years of service with the Company and who have been covered under the Company's active medical insurance plan. In addition, another group of retirees, resulting from a 1987 acquisition, are eligible for certain life insurance benefits. The plans are not funded. At February 3, 1996 and January 28, 1995, the Company's accrued liability for such benefits was $3,225 and $3,372, respectively, with approximately one-half representing the accumulated postretirement benefit obligation for current retirees and one-half representing unrecognized prior service cost and unrecognized net gains. Net periodic postretirement benefit costs included in the Company's operating results for these health care benefits were insignificant.

The Company has certain deferred compensation plans providing benefits to selected current and former employees. The liability for deferred compensation was approximately $2.5 million for the years ended February 3, 1996 and January 28, 1995.

Note K - Stock Transactions

During April 1993, Younkers issued 2,371 shares of
Common Stock through a public offering. The total proceeds received from the sale of these shares were approximately $69.1 million after offering expenses. Proceeds of the shares sold, along with proceeds from the sale and lease back transaction, were used to repay the remaining balance of term debt associated with the acquisition of the department store division of the H.C. Prange Company in September 1992 and to pay down the Younkers previous revolving line of credit.

In February and March 1993, Proffitt's sold 2,395 shares of Common Stock at $22.25 per share in a public offering. Net proceeds to the Company were approximately $50.2 million after the underwriting discount and offering expenses.

On March 31, 1994, Proffitt's issued 600 shares of Series A Cumulative Convertible Exchangeable Preferred Stock in a private offering. Net proceeds to the Company were approximately $28.9 million after offering expenses. Dividends are cumulative and are paid in March and September at $3.25 per annum per share. The Preferred Stock is convertible into Common Stock at a price of $21.10 per share and has a liquidation preference of $50 per share. The Company may redeem the stock, in whole or in part, at $52.50 per share after two years based on certain conditions, and in any event after four years. The stock is exchangeable at the Company's option in whole on any dividend payment date on the basis of $50 of 6.50% exchange debentures for each share. The stock gains voting rights when three semi-annual dividends are in arrears, and at that time, the shareholder may appoint one representative to the Company's Board of Directors.

In March 1995, the Board of Directors of Proffitt's, Inc. adopted a shareholder rights plan. Each outstanding share of Common Stock has one preferred stock purchase right attached. The rights generally become exercisable ten days after an outside party acquires, or makes an offer for, 20% or more of the Common Stock. Each right entitles its holder to buy 1/100 share of Proffitt's, Inc. Series C Junior Preferred Stock at an exercise price of $85. Once exercisable, if the Company is involved in a merger or other business combination or an outside party acquires 20% or more of the Common Stock, each right will be modified to entitle its holder (other than the acquiror) to purchase common stock of the acquiring company or, in certain circumstances, Proffitt's, Inc. Common Stock having a market value of twice the exercise price of the right. The rights expire on March 28, 2005.

The Company has available 33 shares of authorized, unissued Series B Preferred Stock.

Note L - Stock Option and Stock Purchase Plans

The Company's 1987 Stock Option Plan, as amended, provided for the granting of options of Common Stock not to exceed 490 shares to officers, key employees and Directors. No additional options are to be granted under the 1987 Plan. On March 1, 1994, the Company's Board of Directors adopted the Proffitt's, Inc. 1994 Long-Term Incentive Plan pursuant to which stock options, stock appreciation rights, restricted shares of Common Stock and performance units may be awarded to officers, key employees and Directors. The 1994 Plan, as amended, provides for granting of 2,911 shares of Common Stock of the Company. At February 3, 1996, 30 restricted shares of Common Stock have been awarded under the 1994 Plan. At February 3, 1996, the 1994 Plan has available for grant 1,239 shares of Common Stock of the Company.

Stock option activity was as follows:

                              Shares    Stock Option Price Range

Balance at January 30, 1993    951      $  5.250     $  23.470
 Granted                       213        23.625        34.950
 Exercised                    (127)        5.250        12.000
 Cancelled                      (7)       23.470        23.470
                             -----
Balance at January 29, 1994  1,030         5.250        34.950
 Granted                       783        14.540        24.500
 Exercised                    (118)        5.250        23.625
 Cancelled                     (43)        7.500        34.180
                             -----
Balance at January 28, 1995  1,652         5.250        34.950
 Granted                       455        17.470        32.250
 Exercised                    (178)        5.250        25.375
 Cancelled                     (89)        5.250        32.650
                             -----

Balance at February 3, 1996  1,840         7.500        34.950
                             =====

On February 3, 1996 (merger effective date), Younkers' stock options were assumed by the Company using the conversion number of .98. On this date, these stock options became fully vested. The above stock option activity has been restated to include Younkers' option activity for the fiscal years presented. At February 3, 1996, incentive and nonqualified stock options for 1,143 shares were exercisable. All options were granted at not less than fair market value at dates of grant, and the maximum term of an option may not exceed ten years.

The Proffitt's, Inc. 1994 Employee Stock Purchase Plan
(the "Stock Purchase Plan") was adopted on November 12, 1994 by the Board of Directors of the Company. The Stock Purchase Plan provides that an aggregate of 350 shares of the Company's Common Stock is available for purchase. Under the Stock Purchase Plan, an eligible employee may elect to participate by authorizing payroll deductions of not more than $2.4 per Plan year to be applied toward the purchase of the Company's Common Stock. The purchase price per share is 85% of the lesser of the closing price per share on the last business day preceding (i) the Grant Date or (ii) the Exercise Date. Thirteen shares of the Company's Common Stock were purchased under the Stock Purchase Plan for the Plan year ending January 31, 1996. At January 31, 1996, the Stock Purchase Plan has available for future offerings 337 shares of the Company's Common Stock.

Note M - Related Party Transactions

In February 1989, the Company entered into an agreement with the Chairman of the Board and Chief Executive Officer for an unsecured $500 interest-free loan due January 31, 1999. The loan was made as a supplement to this individual's base compensation, and interest was imputed on this loan at 5.54% for the year ended February 3, 1996.

The Company is obligated under 6.50% second mortgage real estate notes to a Director of the Company in the amount of $1,580.

A Director of the Company owns $1,637 of the 7.50% junior subordinated debentures.

Prior to the merger, Younkers issued shares through a public offering which was managed by Goldman, Sachs & Co., an officer of which served on Younkers Board of Directors. Younkers also engaged Goldman, Sachs & Co. to serve as financial advisors in connection with the hostile takeover defense matter and the Proffitt's merger.

During June 1993, Younkers completed the sale and lease back of the eight owned store properties acquired from H. C. Prange Company ("Prange") with net proceeds of approximately $31,000. This was considered in the allocation of the original purchase price and resulted in no gain or loss to Younkers. Younkers incurred sales commissions of $800 on this transaction with a company whose Chairman was on the Younkers Board of Directors.

In connection with the acquisition of the Prange department stores, Younkers entered into agreements with Prange for a transitional management information system and distribution services for which it incurred $1,754 for the year ended January 29, 1994. The then-president of Prange became a Director of Younkers subsequent to the acquisition. In June 1993, Younkers purchased from Prange the Green Bay Distribution Center for $2,450 and, during the second quarter of the year ended January 29, 1994, brought in-house the management information systems.

Note N - Changes in Accounting Methods

Effective January 31, 1993, Proffitt's changed its method of accounting for inventory to include certain purchasing and distribution costs. Previously, these costs were charged to expense in the period incurred rather than in the period in which the merchandise was sold. The cumulative effect of this change (which includes the impact on Proffitt's and Younkers -see Note A) for periods prior to January 31, 1993 was $2,273 (net of income taxes of $1,532). The effect of this change on the fiscal year ended January 29, 1994 was to increase net income before the cumulative effect by $165, or $.01 per common share.

Effective January 31, 1993, Proffitt's also changed its method of accounting for store pre-opening costs to expensing such costs when incurred. Previously, these costs were amortized over the 12 months immediately following the individual store openings. Younkers has historically expensed such costs when incurred. The cumulative effect of this change for periods prior to January 31, 1993 was $369 (net of income taxes of $236). The effect of this change on the fiscal year ended January 29, 1994 was to decrease net income before cumulative effect by $1,665, or $.09 per common share. Effective January 30, 1994, Proffitt's changed its method of accounting for inventory to the last-in, first-out
(LIFO) method for approximately 76% of its inventories. Previously, all inventories were valued using the first-in, first-out (FIFO) method. Younkers has historically valued its inventories under the LIFO method. The cumulative effect of this change is not presented because it is not determinable.

Note O - Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

The fair values of cash and cash equivalents, accounts receivable, and short-term debt approximates cost due to the immediate or short-term maturity of these instruments.
For variable rate notes that reprice frequently, fair value approximates carrying value. The fair value of fixed rate notes are estimated using discounted cash flow analyses with interest rates currently offered for loans with similar terms and credit risk.

The fair values of convertible subordinated debentures are based on quoted market prices. For junior subordinated debentures, the fair values are estimated using discounted cash flow analyses with interest rates currently offered for financial instruments with similar terms and credit risk.

The fair value of the Preferred Stock is estimated at the market price of Proffitt's, Inc. Common Stock into which the Preferred Stock was convertible at February 3, 1996.

The fair values of the Company's aforementioned financial instruments at February 3, 1996 were as follows:


                                        Carrying      Estimated
                                        Amount        Fair Value

Cash and cash equivalents              $ 26,157       $ 26,157
Accounts receivable                      44,878         44,878
Fixed rate notes payable                  7,887          8,327
Variable rate notes payable              45,800         45,800
Fixed rate real estate
 and mortgage notes                      77,410         77,224
Variable rate real estate
 and mortgage notes                      19,955         19,955
Convertible subordinated debentures      86,250         75,900
Junior subordinated debentures           14,255         14,255
Convertible exchangeable
 Preferred Stock                         28,850         34,834

Note P - Merger, Restructuring and Integration Costs

In connection with the merger of Proffitt's and Younkers, the two companies incurred certain costs to effect the merger and other costs to restructure and integrate the combined operating companies. Those costs were comprised of the following:

Merger transaction costs, principally
investment banking, legal and
other direct merger costs                      $     8,778

Severance and related benefits                       3,235

Abandonment of duplicate administrative
office space and property and duplicate
data processing equipment and software
(including leases)                                   7,422

Other costs                                          1,387
                                               -----------
                                               $    20,822
                                               ===========

Included in the February 3, 1996 balance sheet caption "accrued expenses" is $14,263 representing amounts expected to be disbursed in 1996 for merger transaction, severance and other costs. Included in the balance sheet caption "other long-term liabilities" is $2,695 representing the present value of remaining lease payments allocable to the Younkers administrative office space being permanently vacated in 1996. These lease payments will be disbursed through August 2005.

Note Q - Quarterly Financial Information

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

                                           (Unaudited)

                                        First         Second       Third         Fourth
                                        Quarter       Quarter      Quarter       Quarter
Fiscal year ended February 3, 1996

    Net sales                        $ 287,125       $ 278,798    $ 322,972      $444,603
    Gross margin                       100,117         100,314      114,145       145,704
    Income (loss)
    before extraordinary items           3,648           2,479        6,922       (19,448)
    Net income (loss)                    3,648           2,479        6,922       (21,508)

Earnings (loss) per common share:
    Before extraordinary item             0.16            0.10         0.33       (1.02)

    Extraordinary item                                                            (0.11)
    Earnings (loss) per common share      0.16            0.10         0.33       (1.13)

Fiscal year ended January 28, 1995
    Net sales                          211,715         267,622      310,022       427,099
    Gross margin                        69,425          93,105      110,976       147,639
    Net income                             625           1,737        5,598        21,784
    Earnings per common share             0.02            0.06         0.27          1.12

In addition to the extraordinary loss on the early extinguishment of debt, the impairment of long-lived assets and the merger, restructuring and integration charges recorded in the fourth quarter for the year ended February 3, 1996, the Company also revised certain estimates and recorded other charges in the fourth quarter as follows:

Provision for bad debts                   $      2,000
Depreciation                                       700
Litigation                                       5,000
Vendor chargebacks                                 800
Conversion of Younkers'
 leased shoe operations                          2,400
                                          ------------
                                          $     10,900
                                          ============

Note R - Hostile Takeover Defense

In 1995, prior to Proffitt's and Younkers' merger, Younkers was subjected to a hostile takeover by Carson Pirie Scott. In defending itself against the takeover, Younkers incurred legal fees and investment banker advisory fees aggregating $3,182.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Proffitt's, Inc.

We have audited the accompanying consolidated balance sheets of Proffitt's, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger with Younkers, Inc., which has been accounted for as a pooling of interests as described in Note A to the consolidated financial statements. We did not audit the financial statements of Younkers for the years ended January 28, 1995 and January 29, 1994. Such statements reflect aggregate total assets constituting 38.3% and 54.7% in 1994 and 1993, respectively, and aggregate total revenues constituting 49.3% and 74.9% in 1994 and 1993, respectively, of the related consolidated totals. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Younkers, Inc. is based solely on the respective reports of the other auditors.

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

Atlanta, Georgia
March 15, 1996                     /s/ COOPERS & LYBRAND, L.L.P.



                                  Proffitt's, Inc.
                              _______________________________
                              Registrant

Date:      December 31, 1996
                              /s/   Douglas Coltharp
                              ________________________________
                              Douglas Coltharp
                                Executive Vice President and
                                Chief Financial Officer


                           Exhibit Index

Exhibit No.           Description

23              Consent of Independent Auditors