Form 10-Q/A
period 1996-05-04
PROFFITTS INC
filed 1996-12-31
CIK 812900

AMENDMENT NO. 1
                  FORM 10Q/A


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

In conjunction with the business combination with Younkers, the Company incurred certain fourth quarter 1995 charges to effect the merger and other costs to restructure and integrate the combined operating companies. Total accrued unpaid restructuring liabilities at February 3, 1996 consisted of merger transaction costs of approximately $7.1 million, severance and related benefits of approximately $3.2 million and other costs of approximately $2.1 million. During the quarter ended May 4, 1996, the Company paid approximately $2.3 million in merger transaction costs, approximately $1.8 million in severance benefits and approximately $0.8 million in other expenses against restructuring liabilities established for such expenses at February 3, 1996.

The Company also incurred and paid certain additional restructuring charges during the quarter including approximately $1.8 million to terminate the Younkers pension plan, approximately $0.6 million related to the conversion and consolidation of management information systems and other consolidation related to travel expenses and certain other less significant items for an aggregate total charge of $2.8 million for the quarter. The Company has not changed its estimates for remaining accrued but unpaid restructuring charges.

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

In conjunction with the business combination with Younkers, the Company incurred certain fourth quarter 1995 charges to effect the merger and other costs to restructure and integrate the combined operating companies. Total accrued unpaid restructuring liabilities at February 3, 1996 consisted of merger transaction costs of approximately $7.1 million, severance and related benefits of approximately $3.2 million and other costs of approximately $2.1 million. During the quarter ended May 4, 1996, the Company paid approximately $2.3 million in merger transaction costs, approximately $1.8 million in severance benefits and approximately $0.8 million in other expenses against restructuring liabilities established for such expenses at February 3, 1996.

The Company also incurred and paid certain additional restructuring charges during the quarter including approximately $1.8 million to terminate the Younkers pension plan, approximately $0.6 million related to the conversion and consolidation of management information systems and other consolidation related to travel expenses and certain other less significant items for an aggregate total charge of $2.8 million for the quarter. The Company has not changed its estimates for remaining accrued but unpaid restructuring charges.

                              Commission File No. 0-15907


                               PROFFITT'S, INC.

                        PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              *10.1 Form of Employment Agreement by and between Proffitt's, Inc. and Brian W. Bender dated May 24, 1996

              *10.2 Agreement and Notice of Conversion by and between Proffitt's, Inc. and Apollo Specialty Retail Partners, L.P. dated May 13, 1996

              *11.1  Statement re: Computation of Earnings per
Common Share

              *27.1  Financial Data Schedule

         (b)  Form 8-K Reports.

              A report on Form 8-K was filed with the Commission on April 1, 1996 reporting consolidated net sales and net income for Proffitt's, Inc. for the 4 weeks ended March 2, 1996.

*Previously filed.

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




                              PROFFITT'S, INC.
                        ----------------------------------
                                 Registrant


                                  12-31-96
                        ----------------------------------
                                   Date

                    /s/          Douglas Coltharp
                        ----------------------------------

                        Executive Vice President and
                         Chief Financial Officer