Form 10-Q/A
period 1996-08-03
PROFFITTS INC
filed 1996-12-31
CIK 812900

AMENDMENT NO. 2 TO
                              FORM 10Q/A

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the quarterly period ended August 3, 1996
                                  OR
     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from                to

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

Common Stock, $.10 Par Value - 20,662,671 shares as of August 3, 1996
                           PROFFITT'S, INC.

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

In conjunction with the business combination with Younkers, the Company incurred certain fourth quarter 1995 charges to effect the merger and other costs to restructure and integrate the combined operating companies. Total accrued unpaid restructuring liabilities at February 3, 1996 consisted of merger transaction costs of approximately $7.1 million, severance and related benefits of approximately $3.2 million and other costs approximately $2.1 million.
During the six months ended August 3, 1996, the Company paid approximately $2.4 million in merger transaction costs, approximately $2.8 million in severance benefits and approximately $1.2 million in other expenses, respectively, against restructuring liabilities established for such expenses at February 3, 1996.

During the quarter the Company incurred and paid certain additional restructuring charges including approximately $0.9 million related to the conversion and consolidation of management information systems and other consolidation related travel expenses and approximately $0.6 million in professional fees, employee training expenses and other less significant consolidation related expenses.

For the six month period ended August 3, 1996, aggregate additional restructuring charges included approximately $1.8 million to terminate the Younkers pension plan, approximately $1.5 million related to the conversion and consolidation of management information systems and other consolidation related travel expenses and approximately $1.0 million in professional fees, employee training expenses and other less significant consolidation related expenses. The Company has not changes its estimates for remaining accrued but unpaid restructuring charges.

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

Prior to the non-recurring items outlined below, second quarter net income totaled $4.4 million, or $.21 per share, a 32% increase over $3.4 million, or $.15 per share last year, and net income for the six months totaled $11.0 million, or $.51 per share, compared to $7.3 million, or $.33 per share last year.

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


In conjunction with the business combination with Younkers, the Company incurred certain fourth quarter 1995 charges to effect the merger and other costs to restructure and integrate the combined operating companies. Total accrued unpaid restructuring liabilities at February 3, 1996 consisted of merger transaction costs of approximately $7.1 million, severance and related benefits of approximately $3.2 million and other costs approximately $2.1 milion. During the six months ended August 3, 1996, the Company paid approximately $2.4 million in merger transaction costs, approximately $2.8 million in severance benefits and approximately $1.2 million in other expenses, respectively, against restructuring liabilities established for such expenses at February 3, 1996.

During the quarter the Company incurred and paid certain additional restructuring charges including approximately $0.9 million related to the conversion and consolidation of management information systems and other consolidated related travel expenses and approximately $0.6 million in professional fees, employee training expenses and other less significant consolidation related expenses.

For the six month period ended August 3, 1996, aggregate additional restructuring charges included approximately $1.8 million to terminate the Younkers pension plan, approximately $1.5 million related to the conversion and consolidation of management information systems and other consolidation related travel expenses and approximately $1.0 million in professional fees, employee training expenses and other less significant consolidation related expenses. The Company has not changed its estimates for remaining accrued but unpaid restructuring charges.


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


Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.


     11.1*     Statement re: Computation of Earnings per Common Share

     27.1*     Financial Data Schedule

------------------
* Previously filed



(b)  Form S-K Reports.

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





                              PROFFITT'S
                     ____________________________
                              Registrant

                                12-31-96
                     _____________________________
                                 Date


                      /s/      Douglas Coltharp
                    ______________________________
                          Douglas Coltharp
                  Executive Vice President and Chief
                  Financial Officer