Form 10-Q/A
period 1996-11-02
PROFFITTS INC
filed 1996-12-31
CIK 812900

Commission File No. 0-15907

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

In conjunction with the business combination with Younkers, the Company incurred certain fourth quarter 1995 charges to effect the merger and other costs to restructure and integrate the combined operating companies. Total accrued unpaid restructuring liabilities at February 3, 1996 consisted of merger transaction costs of approximately
$7.1 million, severance and related benefits of approximatley $3.2 million and other costs of approximately $2.1 million. During the nine months ended November 2, 1996, the Company paid approximately $4.0 million in merger transaction costs, approximately $3.2 million in severance benefits and approximately $1.3 million in other expenses, respectively, against restructuring liabilities established for such expenses at February 3, 1996. During the quarter the Company incurred and paid certain additional restructuring charges including approximately $0.9 million related to the conversion and consolidation of management information systems and other consolidation related travel expenses and approximately $0.6 million in professional fees, employee training expenses and other less significant consolidation related expenses.

For the nine month period ended November 2, 1996, aggregate restructuring charges included approximately $1.8 million to terminate the Younkers pension plan, approximately $1.8 million related to the conversion and consolidation of management information systems and other consolidation related travel expenses and approximately $1.3 million in professional fees, employee training expenses and other less significant consolidation related expenses.

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


In conjunction with the business combination with Younkers, the Company incurred certain fourth quarter 1995 charges to effect the merger and other costs to restructure and integrate the combined operating companies. Total accrued unpaid restructuring liabilities at February 3, 1996 consisted of merger transaction costs of approximately $7.1 million, severance and related benefits of approximately $3.2 million and other costs of approximately $2.1 million. During the nine months ended November 2, 1996, the Company paid approximately $4.0 million in merger transaction costs, approximately $3.2 million in severance benefits and approximately $1.3 million in other expenses, respectively, against restructuring liabilities established for such expenses at February 3, 1996. During the quarter the Company incurred and paid certain additional restructuring charges including approximately $0.9 million related to the conversion and consolidation of managment information systems and other consolidation related travel expenses and approximately $0.6 million in professional fees, employee training expenses and other less significant consolidation related expenses.

For the nine month period ended November 2, 1996, aggregate restructuring charges included approximately $1.8 million to terminate the Younkers pension plan, approximately $1.8 million related to the conversion and consolidation of management information systems and other consolidation related travel expenses and approximately $1.3 million in professional fees, employee training expenses and other less significant consolidation related expenses.

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


                         PROFFITT'S, INC.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


             (a) Exhibits.

          10.1* Form of Employment Agreement by and between Proffitt's, Inc. and Robert M. Mosco dated October 28, 1996
          10.2* Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Robert M. Mosco dated October 28, 1996
          10.3* Form of Employment Agreement by and between Proffitt's, Inc. and John B. Brownson dated November 8, 1996
          10.4* Form of Employment Agreement by and between Proffitt's, Inc. and Douglas E. Coltharp dated November 25, 1996
          10.5* Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Douglas E. Coltharp dated November 25, 1996
          10.6* Form of Employment Agreement by and between Proffitt's, Inc. and Donald E. Hess dated July 8, 1996
          10.7* Form of Second Amended and Restated Employment Agreement by and between Proffitt's, Inc. and Brian J. Martin dated October 11, 1996
          10.8* Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Brian J. Martin dated October 11, 1996
          10.9* Form of Second Amended and Restated Employment Agreement by and between Proffitt's, Inc. and James A. Coggin dated October 11, 1996
          10.10* Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to James A. Coggin dated October 11, 1996
          10.11* Form of Second Amended and Restated Employment
                 Agreement by and between Proffitt's, Inc. and
                 R. Brad Martin dated October 11, 1996
          10.12* Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to R. Brad Martin dated October 11, 1996
          11.1*  Statement re: Computation of Earnings per
                 Common Share
          27.1*  Financial Data Schedule

--------------------------
 * Previously filed


                 (b) Form 8-K Reports.

          A report on Form 8-K was filed with the Commission on October 24, 1996 regarding the acquisition of Parisian, Inc. by Proffitt's, Inc.

          A report on Form 8-K was filed with the Commission on November 17, 1996 regarding the proposed merger of Proffitt's, Inc. and G.R. Herberger's, Inc.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PROFFITT'S, INC.
                  ______________________________
                            Registrant


                            12/31/96
                  ______________________________
                               Date


                     /s/ Douglas E. Coltharp
                 ______________________________
                       Douglas E. Coltharp

                 Executive Vice President and
                 Chief Financial Officer