Form 10-K
period 1997-02-01
PROFFITTS INC
filed 1997-04-29
CIK 812900

Commission File Number 0-15907

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For Fiscal Year Ended:  February 1, 1997 or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                  Commission File Number:  0-15907

        Exact name of registrant as specified in its charter:
                          PROFFITT'S, INC.

                 State of Incorporation:  Tennessee

         I.R.S. Employer Identification Number:  62-0331040

    Address of principal executive offices (including zip code):
            P.O. Box 20080, Jackson, Mississippi 39289

 Registrant's telephone number, including area code:  (601) 968-4400

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

                           Yes (X)    No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part II of
this Form 10-K or any amendment to this Form 10-K.   ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997 was approximately $958,639,644.

As of March 21, 1997, the number of shares of the Registrant's Common Stock outstanding was 28,128,846.

                  DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Proffitt's, Inc. Annual Report to Shareholders for the Fiscal Year Ended February 1, 1997 are incorporated by reference into Part II.
(2) Portions of the Proffitt's, Inc. Proxy Statement dated May 1, 1997 for the Annual Shareholders' Meeting to be held on June 19, 1997 are incorporated by reference into Part III.

The Exhibit Index is on page __________ of this document.



                          TABLE OF CONTENTS

            Item                                                        Page
             -----                                                     -----
Part I         1     Business.                                           3
               2     Properties.                                         9
               3     Legal Proceedings.                                 18
               4     Submission of Matters to a Vote of Security
                     Holders.                                           18
                     Executive Officers of the Registrant.              18

Part II       5      Market for Registrant's Common Equity and Related
                     Stockholder Matters.                               24
              6      Selected Financial Data.                           24
              7      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.               24
              8      Financial Statements and Supplementary Data.       24
              9      Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.               24

Part III     10      Directors and Executive Officers of the
                     Registrant.                                        25
             11      Executive Compensation.                            25
             12      Security Ownership of Certain Beneficial Owners
                     and Management.                                    25
             13      Certain Relationships and Related Transactions.    25

Part IV      14      Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K.                               26

Signatures                                                              28


                               PART I

Item 1.  Business.

General.

Founded in 1919, Proffitt's, Inc. ("Proffitt's" or the "Company") is a leading regional department store company primarily offering moderate to better brand name fashion apparel, shoes, accessories, cosmetics, and decorative home furnishings. Proffitt's stores are principally anchor stores in leading regional or community malls.

Proffitt's operates five store divisions. The Proffitt's Division, headquartered in Knoxville, Tennessee, operates 19 stores in Tennessee
(12), Georgia (2), Kentucky (2), North Carolina (1), Virginia (1), and West Virginia (1). The McRae's Division, headquartered in Jackson, Mississippi, operates 29 stores in Alabama (14), Mississippi (12), Florida (2), and Louisiana (1). The Younkers Division, headquartered in Des Moines, Iowa, operates 48 stores in Iowa (18), Wisconsin (17), Michigan (5), Nebraska (5), Illinois (1), Minnesota (1), and South Dakota (1). The Parisian Division, headquartered in Birmingham, Alabama, operates 40 stores in Alabama (15), Georgia (7), Florida (4), Ohio (4), South Carolina (3), Tennessee (3), Indiana (2), Michigan (1), and Mississippi (1). The Herberger's Division, headquartered in St. Cloud, Minnesota, operates 39 stores in Minnesota (14), Montana (5), Nebraska (5), Wisconsin (4), North Dakota (3), South Dakota (3), Iowa
(2), Colorado (1), Illinois (1), and Wyoming (1).

Proffitt's has experienced significant growth since 1992. During 1992 and 1993, Proffitt's purchased certain real and personal property and assumed certain operating leases of eighteen store locations from Hess Department Stores, Inc. and Crown American Corporation. The acquired locations were in Tennessee, Virginia, Georgia, and Kentucky. These stores were renovated and placed in service as Proffitt's Division stores in 1992 and 1993. Seven of these stores, located in Virginia, were subsequently sold to Dillard Department Stores, Inc. in April 1997.

In March 1994, Proffitt's acquired all of the outstanding Common Stock of Macco Investments, Inc., a holding company for McRae's, Inc., a privately-owed retail department store chain with 28 stores headquartered in Jackson, Mississippi. The transaction was accounted for as a purchase.

In April 1995, Proffitt's completed the purchase of Parks-Belk Company, the owner/operator of four Parks-Belk stores located in northeastern Tennessee. Three stores were renovated and opened as Proffitt's
Division stores during 1995; one store was permanently closed. The transaction was accounted for as a purchase.

Effective February 3, 1996 (immediately preceding the Company's prior fiscal year end), Proffitt's combined its business with Younkers, Inc., a 51 unit, publicly-owned retail department store chain headquartered in Des Moines, Iowa. This combination was accounted for as a pooling of interests. Each outstanding share of Younkers, Inc. Common Stock was converted into ninety-eight one-hundredths (.98) shares of Proffitt's Common Stock, with approximately 8.8 million shares issued in the transaction. Outstanding options to purchase Younkers Common Stock were converted into options to purchase approximately 677,000 shares of Proffitt's Common Stock.

On October 11, 1996, Proffitt's acquired Parisian, Inc., a closely-held 38 unit specialty department store company headquartered in Birmingham, Alabama. This business combination was accounted for as a purchase. Proffitt's paid Parisian shareholders approximately $110 million in cash and issued approximately 2.9 million shares of Common Stock.
Outstanding options to purchase Parisian Common Stock were converted into options to purchase approximately 406,000 shares of Proffitt's Common Stock.

Effective February 1, 1997 (immediately preceding the Company's current fiscal year end), Proffitt's combined its business with G.R. Herberger's, Inc., a 40 unit, employee-owned retail department store chain headquartered in St. Cloud, Minnesota. This combination was accounted for as a pooling of interests. Each outstanding share of G.R. Herberger's, Inc. Common Stock was converted into approximately .4985 shares of Proffitt's Common Stock, with 4.0 million shares issued in the transaction.

Proffitt's closed three unproductive units (one Proffitt's store and two Younkers stores) in January 1996, an additional unproductive Younkers unit in August 1996, and an unproductive Herberger's store in January 1997. Two additional Younkers stores were sold to a third party in March 1996.

A new McRae's store in Selma, Alabama was opened in March 1996, a new Proffitt's Division store was opened in Morgantown, West Virginia in October 1996, and new Parisian stores were opened in Macon, Georgia and Tupelo, Mississippi in February 1997 and April 1997, respectively. Proffitt's has announced the planned openings of a new Proffitt's Division store in Parkersburg, West Virginia in 1998; new McRae's stores in Biloxi and Meridian, Mississippi and Baton Rouge, Louisiana in 1997; new Younkers units in Grandville, Michigan and Iowa City, Iowa in 1998; and new Parisian stores in Birmingham, Alabama and metropolitan Atlanta, Georgia in 1997. Proffitt's is currently negotiating several other new unit opportunities. In addition, several store renovations and expansions are planned for 1997.

During 1995 and 1996, in order to improve efficiencies and reduce overhead costs, Proffitt's centralized certain administrative and support functions, such as accounting, information systems, credit, and store planning, for the Proffitt's, McRae's, and Younkers Divisions. Proffitt's is in the process of further consolidating these functions to include the Parisian Division, with the majority of this restructuring to be completed by fall 1997. Consolidation of these functions for the Herberger's division will begin in 1997 and be completed in 1998. Merchandising, stores, sales promotion/advertising, visual, and various support functions for the Proffitt's, McRae's, Younkers, Parisian, and Herberger's Divisions will remain headquartered in Knoxville, Jackson, Des Moines, Birmingham, and St. Cloud, respectively.


Merchandising.

Proffitt's merchandising strategy is to provide middle to upper income customers a wide assortment of quality fashion apparel, shoes, accessories, cosmetics, and decorative home furnishings at competitive prices. Proffitt's commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes it a preferred distribution channel for premier brand-name merchandise. Key brands featured include Liz Claiborne, Marisa Christina, Susan Bristol, Karen Kane, Jones New York, Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Calvin Klein, Guess, Haggar, Estee Lauder, Clinique, Lancome, Vanity Fair, Nine West, Enzo, Coach, Brighton, Birkenstock, and Timberland. Proffitt's supplements its branded assortments with high-quality private-label merchandise in selected areas. Private label offerings are intended to provide national brand quality at lower prices.

Proffitt's has developed a thorough knowledge of each of its regional markets and customer bases. This market knowledge is gained through the Company's regional merchandising structure in conjunction with store visits by senior management and merchandising personnel and use of on-line merchandise information. Proffitt's strives to tailor each store's merchandise assortments to the unique characteristics of its markets.

The Company recently formed the Proffitt's Merchandising Group (the "Group") headquartered in Birmingham, Alabama. The Group coordinates merchandising planning and execution, as well as visual, marketing, and advertising activities between the merchandising divisions.

Certain departments in Proffitt's stores are leased to independent companies in order to provide high quality service and merchandise where specialization and expertise are critical and economics do not justify Proffitt's direct participation in the business. The leased departments vary by store to complement Proffitt's own merchandising departments. Leased departments include fine jewelry, beauty salon, and maternity departments. The terms of the lease agreements typically are between one and three years and require the lessee to pay for fixtures and provide its own employees. Leased department sales are included in Proffitt's total sales. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

The shoe business was a leased operation at the Younkers Division until August 1996, when it was converted to an owned operation. Management believes this conversion has positive sales and gross margin implications for the Company. The shoe departments at the other
Divisions are also owned.

For the year ended February 1, 1997, Proffitt's percentages of net sales by major merchandise category (by division) were as follows:


Category:         Proffitt's    McRae's        Younkers     Parisian     Herberger's      Total
--------         ----------   ---------       ----------  -----------     ----------    --------

Women's                32.6%       25.9%           31.7%        27.5%          39.0%         31.3%
Men's                  13.7        16.6            16.1         25.0           15.3          16.9
Home                   11.1        15.3            15.6          2.1            9.4          12.1
Cosmetics              15.0        11.4            10.9         10.9            8.6          11.2
Children's              7.8         7.3             6.8          9.5           12.9           8.4
Accessories             6.7         7.1             6.2          8.2            5.6           6.6
Shoes                   7.3         8.0             2.9         10.1            5.4           6.1
Lingerie                4.2         3.9             4.6          3.2            3.8           4.0
                      ------       ------          ------       ------        ------          -----
Owned                  98.4        95.5            94.8         96.5          100.0          96.6
Leased                  1.6         4.5             5.2          3.5            0.0           3.4
                      ------       ------          ------       ------        ------          -----
Total                 100.0%      100.0%          100.0%       100.0%         100.0%        100.0%


Note: Percentages above represent the entire year even though the Parisian Division was not owned by Proffitt's for the entire year.

Pricing

Proffitt's primary merchandise focus is on moderate to better-priced nationally branded merchandise. Management believes that customers respond to promotional events more favorably than they do to "everyday low pricing." Accordingly, while the Company continues to maintain a pricing structure that provides value to its customers, Proffitt's business is somewhat promotional. Proffitt's runs various promotional events throughout the year.

Proffitt's recognizes that competitors sometimes price merchandise below Proffitt's prices. In such situations, it is Proffitt's policy to match competitors' prices. Accordingly, sales associates have the authority to reduce the price of any merchandise if the customer has seen the same item advertised or sold at a lower price in the same market.

Purchasing and Distribution

Proffitt's purchases merchandise from numerous suppliers. Management monitors Proffitt's profitability and sales history with each supplier and believes it has alternative sources available for each category of merchandise it purchases. Management believes it has good relationships with its suppliers.

The 85,000 square foot distribution facility serving the Proffitt's Division is located in metropolitan Knoxville, Tennessee, and the 164,000 square foot distribution center for the McRae's Division is located in Jackson, Mississippi. The Younkers Division is served by two distribution facilities. An 182,000 square foot center in Green Bay, Wisconsin serves the Division's northern stores, and an 120,000 square foot facility in Ankeny, Iowa serves the Division's southern stores. Parisian's 125,000 square foot distribution facility is located in Birmingham, Alabama. Herberger's operates a 98,000 square foot distribution center near St. Cloud, Minnesota.

The distribution centers utilize the latest technology. Proffitt's utilizes UPC barcode technology which is designed to move merchandise onto the selling floor quicker and more cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. For example, high speed automated conveyor systems are capable of scanning bar coded labels and diverting cartons to the proper merchandise processing areas. Some types of merchandise are being processed in the receiving area and immediately "cross docked" to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor's bar code and transmit the necessary information to a computer to check-in merchandise. This technology, when fully utilized, will create a nearly paperless environment for the distribution function.

Management Information Systems

Proffitt's information systems provide information necessary for management operating decisions, cost reduction programs, and customer service enhancements. Individual data processing systems include point-of-sale and sales reporting, purchase order management, receiving, merchandise planning and control, payroll, human resources, general ledger, credit, and accounts payable systems. Bar code ticketing is used, and scanning is utilized at all point-of-sale terminals. Information is made available on-line to merchandising staff and store management on a timely basis, thereby reducing the need for paper reports. Proffitt's uses electronic data interchange technology (EDI) with many of its top vendors to facilitate timely merchandise replenishment.

Proffitt's continually upgrades its information systems to improve operations and support future growth.

Marketing

Proffitt's advertising and promotions are coordinated to reinforce its market position as a fashion department store selling quality merchandise at competitive prices. Advertising is balanced among fashion advertising, price promotions, and special events.

Proffitt's uses a multi-media approach, including newspaper, television, radio, and direct mail. The Company's advertising and special events are produced by divisional in-house sales promotion staffs in conjunction with outside advertising agencies, when needed. Proffitt's utilizes data captured through the use of the Proffitt's, McRae's, Younkers, and Parisian credit cards to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments, and store locations. To promote its image as the fashion leader in its markets, Proffitt's also sponsors fashion shows and in-store special events highlighting Proffitt's key brands.

Proprietary Credit Cards

The Company issues proprietary credit cards for each of the Proffitt's, McRae's, Younkers, and Parisian Divisions. Frequent use of the Company's proprietary credit cards by customers is an important element in the Company's marketing and growth strategies. The Company believes that proprietary credit card holders shop more frequently with the Company, purchase more merchandise, and are generally more loyal to the Company than are customers who pay with cash or third-party credit cards. As previously mentioned, the Company also makes frequent use of the names and addresses of its proprietary credit card holders in direct marketing efforts.

The Company seeks to expand the number and use of its proprietary credit cards by, among other things, providing incentives to sales associates to open "instant credit" accounts, which can generally be opened within approximately three minutes. Also, customers who open accounts are entitled to certain discounts on initial and subsequent purchases.

The Company has approximately 1.9 million credit accounts which have been active within the prior six months.

The Herberger's Division does not currently issue a proprietary credit card but will introduce such a card to its customer base beginning in May 1997.

Customer Service

Proffitt's believes that personal customer attention builds loyalty and that Proffitt's sales associates generally provide a level of customer service superior to its competitors. Each store is staffed with knowledgeable, friendly sales associates skilled in salesmanship and customer service. Sales associates maintain customer records, send personalized thank-you notes, and communicate personally with customers to advise them of special promotions and new merchandise offerings. Superior customer service is encouraged through the development and monitoring of sales/productivity goals and through specific award and recognition programs.

Seasonality

Proffitt's business, like that of most retailers, is subject to seasonal influences, with a significant portion of its net sales and net income realized during the fourth quarter of each year, which includes the Christmas selling season. Generally, more than 30% of the Company's sales and over 50% of its net income are generated during the fourth quarter.

Competition

The retail department store business is highly competitive. Proffitt's stores compete with several national and regional department stores, specialty apparel stores, and other retail stores, some of which have greater financial and other resources than Proffitt's. Management believes that its knowledge of Proffitt's regional markets and customer base, combined with providing superior customer service and a broad selection of quality fashion merchandise at competitive prices in prime store locations, provides a competitive advantage.

Associates

At March 31, 1997, the Company employed approximately 27,000 associates, of which approximately 13,000 were employed on a part-time basis. Proffitt's hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Approximately 20 associates in the Younkers Division are covered by a collective bargaining agreement. Proffitt's considers its relations with its employees to be good.


Item 2.  Properties.

The Proffitt's Division's leased administrative offices are located in metropolitan Knoxville, Tennessee and consist of approximately 44,000 square feet. The Division's owned distribution center is located in metropolitan Knoxville and contains approximately 85,000 square feet.

The McRae's Division owns its administrative office building in Jackson, Mississippi, which consists of 272,000 square feet of space. McRae's 164,000 square foot distribution center in metropolitan Jackson is owned.

The Younkers Division's leased administrative office space is located with the Downtown store in Des Moines, Iowa and consists of 127,000 square feet of space. The 120,000 and 182,000 square foot distribution centers in Ankeny, Iowa and Green Bay, Wisconsin, respectively, are owned.

The Parisian Division's owned administrative office building is located in Birmingham, Alabama and consists of 125,000 square feet. The 125,000 square foot Parisian distribution facility in Birmingham is owned.

The Herberger's Division's owned administrative offices are located with the St. Cloud, Minnesota store and consist of 58,000 square feet of space. The 98,000 square foot distribution center in Sartell, Minnesota, near St. Cloud, is owned.

The following table summarizes all owned and leased store locations. Store leases generally require Proffitt's to pay the greater of a fixed minimum rent or an amount based on a percentage of sales. Generally, Proffitt's is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, Proffitt's contributes to common mall promotion, maintenance, property tax, and insurance expenses at its owned locations.


                                             APPROX.    APPROX.                YEAR     RENOVATED
                                              GROSS    SELLING    OWNED/      OPENED OR    OR
STORE LOCATIONS                             FOOTAGE    FOOTAGE    LEASED       ACQUIRED   EXPANDED
_____________________________              _________   _________   _______    _________ _________
PROFFITT'S DIVISION:

KNOXVILLE, TN METROPOLITAN MARKET:
  College Square (Morristown, TN)               50,000     43,000  Owned       1993        -
  East Towne                                   102,000     85,600  Owned       1984     1992
  Foothills (Maryville, TN)*                   145,000    121,000  Owned       1983     1993
  Oak Ridge (Oak Ridge, TN)*                   111,000     94,600  Leased      1974     1993
  Proffitt's Plaza (Athens, TN)                 54,000     48,200  Leased      1965     1992
  West Town                                    161,800    141,000  Leased      1972     1995

CHATTANOOGA, TN METROPOLITAN MARKET:
  Bradley Square (Cleveland, TN)                50,000     45,800  Leased      1992     1992
  Hamilton Place*                              245,000    202,300  Owned       1988     1993
  Mt. Berry Square (Rome, GA)                   65,000     56,300  Leased      1993     1993
  Northgate                                     94,500     80,800  Owned       1989     1993
  Walnut Square (Dalton, GA)                    55,000     48,400  Owned       1988     1988

TRI-CITIES, TN/VA METROPOLITAN MARKET:
  Bristol Mall (Bristol, VA)                    46,000     39,300  Leased      1992       -
  Fort Henry (Kingsport, TN)*                  141,500    121,300  Leased      1992     1995
  Greeneville Commons
   (Greeneville, TN)                            41,700     35,800  Leased      1995        -
  Mall at Johnson City
   (Johnson City, TN)*                         152,000    127,700  Leased      1992     1995

ASHEVILLE, NC METROPOLITAN MARKET:
  Biltmore Square Mall                          80,000     71,100  Owned       1989        -

KENTUCKY:
  Ashland Town Center (Ashland, KY)             65,000     56,600  Leased      1993     1993
  Towne Mall (Elizabethtown, KY)                50,000     41,800  Leased      1993     1993

WEST VIRGINIA:
  Morgantown (Morgantown, WV)                   85,700     75,800  Leased      1996     1996

  TOTAL PROFFITT'S DIVISION
   (19 stores)                               1,795,200  1,536,400

*Dual store operation.


                                             APPROX.    APPROX.                YEAR     RENOVATED
                                              GROSS    SELLING    OWNED/      OPENED OR    OR
STORE LOCATIONS                             FOOTAGE    FOOTAGE    LEASED       ACQUIRED   EXPANDED
_____________________________              _________   _________   _______    _________ _________

MCRAE'S DIVISION:

JACKSON, MS METROPOLITAN MARKET:
  Meadowbrook Mart                              68,900     57,600  Leased       1955     1987
  Metrocenter                                  231,400    188,000  Owned       1978       1992
  Northpark (Ridgeland, MS)                    207,200    176,100  Owned       1984        -

BIRMINGHAM, AL METROPOLITAN MARKET:
  Brookwood Village                            108,800     89,900  Leased       1975     1993
  Century Plaza                                125,100    109,900  Leased       1980     1991
  Riverchase Galleria (Hoover, AL)             136,200    121,200  Leased       1986        -
  Roebuck Plaza                                 65,600     55,800  Leased       1960        -
  Western Hills (Fairfield, AL)                129,600    109,200  Leased       1980     1986

HUNTSVILLE, AL:
  Madison Square                                99,700     86,400  Leased       1984        -
  Parkway City                                  75,700     60,800  Leased       1961        -

FLORIDA PANHANDLE:
  Santa Rosa (Mary Ester, FL)                   83,900     75,100  Owned       1986        -
  University (Pensacola, FL)                   145,300    114,000  Owned       1974       1986

MOBILE, AL:
  Springdale                                   168,300    141,800  Owned       1984        -

OTHER MISSISSIPPI MARKETS:
  Barnes Crossing (Tupelo, MS)                 100,200     88,900  Owned       1976       1990
  Greenville (Greenville, MS)                   68,100     59,100  Leased       1973        -
  Natchez (Natchez, MS)                         67,300     57,100  Leased       1979     1993
  Pemberton (Vicksburg, MS)                     63,200     54,500  Owned       1970       1985
  Sawmill Square (Laurel, MS)                   65,800     58,500  Owned       1981        -
  Singing River (Gautier, MS)                   89,300     79,200  Owned       1980        -
  TurtleCreek (Hattiesburg, MS)                129,000    110,400  Owned       1973       1995
  University (Columbus, MS)                     75,700     66,700  Owned       1983        -
  Village Fair (Meridian, MS)                   78,700     67,300  Leased       1972        -

OTHER ALABAMA MARKETS:
  Eastdale (Montgomery, AL)                     69,200     62,400  Leased       1977        -
  Gadsden (Gadsden, AL)                         80,500     69,400  Leased       1974     1994
  Regency Square (Florence, AL)                 41,000     35,200  Leased       1978        -
  Selma (Selma, AL)                             74,200     63,900  Leased       1996        -
  University (Tuscaloosa, AL)                   90,900     80,000  Leased       1980        -
  Wiregrass Commons (Dothan, AL)                96,200     87,000  Leased       1986        -

LOUISIANA:
  Pecanland (Monroe, LA)                       106,500     94,800  Owned       1985        -

  TOTAL MCRAE'S DIVISION
   (29 stores)                               2,941,500  2,520,200


                                             APPROX.    APPROX.                YEAR     RENOVATED
                                              GROSS    SELLING    OWNED/      OPENED OR    OR
STORE LOCATIONS                             FOOTAGE    FOOTAGE    LEASED       ACQUIRED   EXPANDED
_____________________________              _________   _________   _______    _________ _________

YOUNKERS DIVISION

DES MOINES, IA METROPOLITAN MARKET:
  Downtown                                     113,800    104,100  Leased       1900     1994
  Merle Hay                                    195,000    154,900  Leased       1959     1995
  Southridge                                   105,000     91,200  Leased       1975     1994
  Valley West                                  164,000    143,300  Leased       1972     1995

CEDAR RAPIDS, IA:
  Lindale                                      100,000     89,200  Leased       1960        -
  Westdale                                     100,000     79,000  Leased       1980     1995

SIOUX CITY, IA:
  Sioux City Mall                               90,000     77,000  Leased       1980        -
  Town Square Downtown                          60,000     47,300  Leased       1986        -

QUAD CITIES, IA/IL METROPOLITAN MARKET:
  Duck Creek Plaza (Bettendorf, IA)             60,000     53,800  Leased       1960        -
  Northpark (Davenport, IA)                    100,000     86,100  Leased       1973     1994
  Southpark (Moline, IL)                       100,000     91,600  Leased       1974     1990

MILWAUKEE, WI:
  Northridge                                   167,400    142,000  Leased       1992        -
  Southridge                                   204,400    163,700  Leased       1992     1996

MADISON, WI:
  East Towne                                   138,400    123,700  Leased       1992     1994
  West Towne                                   139,600    126,100  Leased       1992        -

OMAHA, NE:
  Crossroads                                   190,000    160,800  Leased       1987        -
  Oakview                                      150,000    129,100  Leased       1991        -
  Westroads                                    172,000    142,000  Leased       1968     1994

OTHER IOWA MARKETS:
  College Square (Cedar Falls, IA)              83,500     75,800  Leased       1986     1986
  Crossroads Center (Fort Dodge, IA)            54,200     48,800  Leased       1979     1994
  Kennedy Center (Dubuque, IA)                 126,300    107,000  Leased       1968     1993
  Marshalltown Plaza
   (Marshalltown, IA)                           40,000     33,700  Leased       1992     1994
  North Grand (Ames, IA)                        50,000     43,600  Leased       1987        -
  Old Capitol (Iowa City, IA)                   60,000     50,800  Leased       1980        -
  Southbridge (Mason City, IA)                  59,500     51,600  Leased       1984     1994
  Westland (West Burlington, IA)                47,000     42,600  Leased       1977     1994

                                             APPROX.    APPROX.                YEAR     RENOVATED
                                              GROSS    SELLING    OWNED/      OPENED OR    OR
STORE LOCATIONS                             FOOTAGE    FOOTAGE    LEASED       ACQUIRED   EXPANDED
_____________________________              _________   _________   _______    _________ _________

YOUNKERS DIVISION (cont.):

OTHER WICONSIN MARKETS:
  Downtown (Sheboygan, WI)                     136,900     98,800  Leased       1992        -
  Downtown (Sturgeon Bay, WI)                   57,100     42,000  Leased       1992        -
  Edgewater Plaza (Manitowoc, WI)               44,300     40,300  Leased       1992        -
  Forest (Fond du Lac, WI)                      78,400     71,400  Leased       1992        -
  Fox River (Appleton, WI)                     113,000    102,600  Leased       1992        -
  London Square (Eau Claire, WI)                98,800     91,900  Leased       1992        -
  Mariner (Superior, WI)                        43,300     40,300  Leased       1992        -
  Northway (Marshfield, WI)                     44,400     39,700  Leased       1992        -
  Pine Tree (Marinette, WI)                     43,300     40,200  Leased       1992        -
  Port Plaza (Green Bay, WI)                   255,000    167,900  Leased       1992        -
  Rapids (Wisconsin Rapids, WI)                 44,400     40,200  Leased       1992        -
  Regency (Racine, WI)                         113,600     85,600  Leased       1992        -
  Wausau Center (Wausau, WI)                    98,900     88,600  Leased       1992        -

MICHIGAN MARKETS:
  Bay City (Bay City, MI)                       67,700     60,500  Leased       1992        -
  Birchwood (Port Huron, MI)                    67,900     60,800  Leased       1992        -
  Cherryland (Traverse City, MI)                48,800     45,500  Leased       1992        -
  Marquette Plaza (Marquette, MI)               44,300     40,100  Leased       1992        -
  West Shore (Holland, MI)                      67,900     58,200  Leased       1992        -

MINNESOTA:
  Oak Park (Austin, MN)                         45,000     36,900  Leased       1975     1993

SOUTH DAKOTA:
  The Empire Mall (Sioux Falls, SD)            105,000     95,500  Leased       1975     1989

NEBRASKA MARKETS:
  Conestoga (Grand Island, NE)                  60,000     51,500  Leased       1974     1993
  Gateway (Lincoln, NE)                        103,000     89,200  Leased       1987     1989

  TOTAL YOUNKERS DIVISION
   (48 stores)                               4,651,100  3,946,500


                                             APPROX.    APPROX.                YEAR     RENOVATED
                                              GROSS    SELLING    OWNED/      OPENED OR    OR
STORE LOCATIONS                             FOOTAGE    FOOTAGE    LEASED       ACQUIRED   EXPANDED
_____________________________              _________   _________   _______    _________ _________

PARISIAN DIVISION:

BIRMINGHAM, AL METROPOLITAN MARKET:
  AmSouth-Harbert Center                        21,500     15,500  Leased       1933     1989
  Eastwood                                     130,000     85,600  Leased       1969     1990
  Five Points West                              60,000     46,800  Leased       1963     1992
  Riverchase Galleria (Hoover, AL)             200,000    149,200  Owned/       1986     1995
                                                                   leased
  Vestavia Hills Shopping Center                52,500     41,100  Leased       1965        -
  Wildwood Centre (clearance center)            50,000     25,000  Leased       1986     1991

HUNTSVILLE, AL METROPOLITAN MARKET:
  Madison Square                               115,000     76,700  Leased       1984        -
  Parkway City                                  77,000     66,500  Leased       1976     1986

MONTGOMERY, AL METROPOLITAN MARKET:
  Eastdale                                      59,000     52,300  Leased       1977        -
  Montgomery                                   113,000     77,900  Owned       1988        -

OTHER ALABAMA MARKETS:
  Bel Air (Mobile, AL)                         122,500    100,300  Leased       1984     1996/97
  Regency Square (Florence, AL)                 50,000     42,000  Leased       1978        -
  River Oaks (Decatur, AL)                      90,300     57,300  Leased       1963     1988
  University (Tuscaloosa, AL)                   77,000     60,300  Leased       1981     1993/94
  Wiregrass Commons (Dothan, AL)                65,000     55,100  Owned       1986        -

ATLANTA, GA METROPOLITAN MARKET:
  Gwinnett Place                               128,000     95,700  Leased       1993        -
  Northlake                                    103,000     74,000  Leased       1994        -
  Phipps Plaza                                 170,000    110,000  Leased       1992        -
  Town Center at Cobb                          131,000     91,000  Leased       1992        -

OTHER GEORGIA MARKETS:
  Macon (Macon, GA)                            105,000     78,800  Leased       1997        -
  Peachtree (Columbus, GA)                      87,600     78,100  Owned       1985        -
  Savannah (Savannah, GA)                      102,200     73,600  Leased       1991        -

FLORIDA:
  Cordova (Pensacola, FL)                       75,000     65,000  Owned       1987        -
  Tallahassee (Tallahassee, FL)                115,000     80,200  Leased       1992        -
  The Avenues (Jacksonville, FL)               116,300     85,700  Leased       1994        -
  Seminole Towne Center
   (Orlando, FL)                               132,000     93,300  Leased       1995        -


                                             APPROX.    APPROX.                YEAR     RENOVATED
                                              GROSS    SELLING    OWNED/      OPENED OR    OR
STORE LOCATIONS                             FOOTAGE    FOOTAGE    LEASED       ACQUIRED   EXPANDED
_____________________________              _________   _________   _______    _________ _________

PARISIAN DIVISION (cont.):

INDIANAPOLIS, IN METROPOLITAN MARKET:
  Circle Centre                                143,000     91,200  Leased       1995        -
  Keystone at the Crossings                    128,000     92,700  Leased       1993        -

MICHIGAN:
  Laurel Park Place (Livonia, MI)              148,800    106,800  Leased       1994        -

MISSISSIPPI:
  Barnes Crossing (Tupelo, MS)                  84,000     62,000  Owned       1997        -

CINCINNATI, OH METROPOLITAN MARKET:
  Beechmont                                    133,000     86,400  Leased       1993        -
  Forest Fair                                  144,700    103,000  Leased       1989        -
  Kenwood Towne Centre                         147,500    100,000  Leased       1993        -

OTHER OHIO MARKETS:
  Fairfield Commons (Dayton, OH)               130,000     93,800 Leased        1993        -

COLUMBIA, SC METROPOLITAN MARKET:
  Columbiana Centre                             95,000     82,000  Leased       1996        -
  Richland Fashion                             100,000     65,100  Leased       1989        -

OTHER SOUTH CAROLINA MARKETS:
  Greenville (Greenville, SC)                  120,200     79,800  Leased       1995        -

TENNESSEE:
  CoolSprings Galleria
   (Nashville, TN)                             132,600     95,800  Leased       1994        -
  Hamilton Place (Chattanooga, TN)              92,500     63,600  Owned       1987       1996
  West Town (Knoxville, TN)                    143,300     96,900  Leased       1994        -

  TOTAL PARISIAN DIVISION
   (40 stores)                               4,290,500  3,096,100


                                             APPROX.    APPROX.                YEAR     RENOVATED
                                              GROSS    SELLING    OWNED/      OPENED OR    OR
STORE LOCATIONS                             FOOTAGE    FOOTAGE    LEASED       ACQUIRED   EXPANDED
_____________________________              _________   _________   _______    _________ _________

HERBERGER'S DIVISION:

COLORADO:
  Mesa (Grand Junction, CO)                     72,300     66,100  Leased       1991        -

ILLINOIS:
  Lincoln Square (Urbana, IL)                  104,000     86,800  Leased       1994        -

IOWA:
  Crossroads (Waterloo, IA)                     86,800     73,500  Leased       1989        -
  Quincy Place (Ottumwa, IA)                    55,300     50,400  Leased       1989        -

MINNESOTA:
  Apache Plaza (St. Anthony, MN)                43,100     39,300  Leased       1987     1988
  Centre Square (St. Cloud, MN)                 93,300     74,400  Owned       1927       1984
  Kandi (Willmar, MN)                           77,500     70,700  Leased       1981     1992
  Marketplatz (New Ulm, MN)                     47,300     39,300  Leased       1946     1992
  Moorhead Center (Moorhead, MN)               106,200     92,200  Leased       1983     1992
  Northbridge (Albert Lea, MN)                  64,400     58,100  Leased       1967     1994
  Paul Bunyan (Bemidji, MN)                     56,400     50,400  Leased       1994        -
  River Hills (Mankato, MN)                     71,000     63,900  Leased       1991        -
  Signal Hills (West St. Paul, MN)              66,000     50,800  Leased       1981     1991
  St. Croix (Stillwater, MN)                    67,300     55,400  Leased       1990     1994
  Thunderbird (Virginia, MN)                    66,600     61,900  Leased       1954     1991
  Viking Plaza (Alexandria, MN)                 70,300     63,600  Leased       1963     1993
  Westgate (Brainerd, MN)                       61,500     55,600  Leased       1985     1992
  Westridge (Fergus Falls, MN)                  39,500     35,700  Leased       1978     1992

MONTANA:
  Butte Plaza (Butte, MT)                       65,000     61,300  Leased       1994        -
  Holiday Village (Great Falls, MT)             80,100     66,800  Leased       1976     1991
  Holiday Village (Havre, MT)                   35,200     32,600  Leased       1980        -
  Kalispell Center (Kalispell, MT)              54,000     49,400  Leased       1986     1989
  Rimrock (Billings, MT)                        41,500     37,900  Leased       1976        -

NEBRASKA:
  Hilltop (Kearney, NE)                         40,700     36,000  Leased       1984     1987
  Imperial (Hastings, NE)                       53,000     46,400  Leased       1982     1992
  Monument (Scottsbluff, NE)                    72,700     66,200  Leased       1986     1993
  Sunset Plaza (Norfolk, NE)                    77,400     69,000  Leased       1982     1994
  The Mall (North Platte, NE)                   43,500     37,600  Leased       1982     1985

NORTH DAKOTA:
  Dakota Square (Minot, ND)                     52,500     47,600  Leased       1980     1988
  Kirkwood (Bismarck, ND)                       92,500     83,800  Leased       1971     1993
  Prairie Hills (Dickinson, ND)                 43,000     38,500  Leased       1979     1991

                                             APPROX.    APPROX.                YEAR     RENOVATED
                                              GROSS    SELLING    OWNED/      OPENED OR    OR
STORE LOCATIONS                             FOOTAGE    FOOTAGE    LEASED       ACQUIRED   EXPANDED
_____________________________              _________   _________   _______    _________ _________

HERBERGER'S DIVISION (cont.):

SOUTH DAKOTA:
  Lakewood (Aberdeen, SD)                       79,700     74,000  Leased       1990     1996
  Rushmore (Rapid City, SD)                     89,000     82,000  Leased       1978     1992
  Watertown Mall (Watertown, SD)                40,300     36,400  Leased       1943     1978

WISCONSIN:
  Beaver Dam Mall (Beaver Dam, WI)              35,400     31,000  Leased       1981        -
  Cedar (Rice Lake, WI)                         54,700     48,500  Leased       1945     1995
  The Avenue (Appleton, WI)                    120,000    102,600  Leased       1993        -
  Valley View (LaCrosse, WI)                    41,300     36,400  Leased       1965     1980

WYOMING:
  White Mountain (Rock Springs, WY)             37,500     33,900  Leased       1979        -

  TOTAL HERBERGER'S DIVISION
   (39 stores)                               2,497,800  2,206,000

  TOTAL COMPANY (175 stores)                16,176,100 13,305,200


Item 3.  Legal Proceedings.

The Company is involved in several legal proceedings arising from its normal business activities, and reserves have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name                        Age  Position
-----                     -----  ---------

Proffitt's, Inc. Corporate Officers:

R. Brad Martin             45    Chairman of the Board of Directors and
                                 Chief Executive Officer

James A. Coggin             54   President and Chief Operating Officer

Robert M. Mosco             47   President and Chief Executive Officer
                                 of Proffitt's Merchandising Group

David W. Baker              60   Senior Vice President of Operations

Julia A. Bentley            38   Senior Vice President of Investor
                                 Relations and Planning and Secretary

Douglas E. Coltharp         35   Executive Vice President and Chief
                                 Financial Officer

Peggy Eskenasi              41   Senior Vice President of Private Label
                                 and Brand Development

Fran U. Jose                36   Senior Vice President of Marketing and
                                 Visual

Brian J. Martin             40   Senior Vice President of Human
                                 Resources and Law and General Counsel

Michael R. Molitor          37   Senior Vice President of Merchandise
                                 Planning and Analysis

James E. VanNoy             57   Senior Vice President of Management
                                 Information Systems

John J. White               46   Senior Vice President of Profit
                                 Improvement and Special Projects

Sharron Williams            47   Senior Vice President and Corporate
                                 General Merchandise Manager of
                                 Cosmetics

Donald E. Wright            39   Senior Vice President of Finance and
                                 Accounting

Proffitt's Division Officers:

Position open              --   President and Chief Executive Officer

A. Coleman Piper           50    Executive Vice President of Stores

McRae's Division Officers:

Gary L. Howard             54    President and Chief Executive Officer

Robert Oliver              62    Executive Vice President of Stores

Younkers Division Officers:

Position open              --    President and Chief Executive Officer

Toni E. Browning           40    Senior Vice President of Stores

Parisian Division Officers:

Donald E. Hess             48    Division Chairman

William D. Cappiello       53    President and Chief Executive Officer

Howard Finkelstein         53    Executive Vice President of Merchandising

Jim W. Adams               53    Executive Vice President of Stores

Herberger's Division Officers:

Frank E. Kulp, III         53    President and Chief Executive Officer

John B. Brownson           44    Executive Vice President and Chief
                                 Operating Officer

Gary L. Pralle             44    Vice President of Stores


Proffitt's, Inc. Corporate Officers:

R. Brad Martin has served as a Director since 1984 and became Chairman of the Board in February 1987 and Chief Executive Officer in July 1989.
Mr. Martin previously served as President from July 1989 until March
1994 and from September 1994 to March 1995.

James A. Coggin was named President and Chief Operating Officer of
Proffitt's in March 1995 and served as Executive Vice President and
Chief Administrative Officer of Proffitt's from March 1994 to March
1995.  From June 1978  to March 1994, Mr. Coggin served as Executive
Vice President and Chief Administrative Officer of McRae's, Inc.  Mr.
Coggin joined McRae's, Inc. in 1971.

Robert M. Mosco was promoted to President and Chief Executive Officer of
Proffitt's Merchandising Group in October 1996. Between February 1996 and October 1996, Mr. Mosco served as President and Chief Executive
Officer of the Younkers Division of Proffitt's, Inc. Mr. Mosco served as President and Chief Operating Officer of Younkers, Inc. between 1992 and January 1996. From 1989 to 1992, he held the position of Executive
Vice President of Merchandising and Marketing for Younkers, Inc.  Mr.
Mosco joined Younkers, Inc. in 1987. Mr. Mosco began his retail career with Gimbel's and later worked for Rich's.

David W. Baker was named Senior Vice President of Operations for
Proffitt's in March 1994.  Mr. Baker joined McRae's, Inc. in February
1985 and served as Senior Vice President of Operations until March 1994.

Julia A. Bentley was named Senior Vice President of Investor Relations and Planning and Secretary of Proffitt's in March 1994. From January
1993 to March 1994, Ms. Bentley served as Senior Vice President of
Finance, Chief Financial Officer, Secretary, and Treasurer, and from
March 1989 to January 1993, she served as Vice President, Chief
Financial Officer, Secretary, and Treasurer of the Company. Ms. Bentley is a Certified Public Accountant and joined Proffitt's in 1987 after several years with an international public accounting firm.

Douglas E. Coltharp joined Proffitt's in November 1996 as Executive Vice
President and Chief Financial Officer.  Mr. Coltharp was with
NationsBank from 1987 to November 1996, where he held a variety of senior positions including his most recent post of Senior Vice President of Corporate Finance.

Peggy Eskenasi joined Proffitt's in February 1997 as Senior Vice
President of Private Label and Brand Development.  Ms. Eskenasi was with
Frederick Atkins, Inc., a buying cooperative based in New York, between 1980 and January 1997, where she held a variety of merchandising positions, including Senior Vice President and General Merchandise
Manager of Accessories, Intimate Apparel, Children's, Cosmetics, and
Shoes.

Fran U. Jose was named Senior Vice President of Marketing and Visual in
February 1997.  Mr. Jose served as Vice President of Merchandising
Strategies at the Younkers Division between June 1996 and January 1997.
Prior to that, he held various merchandising and financial positions with Saks Fifth Avenue and May Department Stores Company.

Brian J. Martin was promoted to Senior Vice President of Human Resources and Law and General Counsel in August 1995 and served as Senior Vice
President and General Counsel of Proffitt's from March 1995 to August
1995.  He joined Proffitt's in 1994 as Vice President and General
Counsel.  From June 1990 to May 1994, Mr. Martin was affiliated with the
Indianapolis, Indiana law firm of Barnes and Thornburg. Mr. Martin served as Assistant Solicitor General of the United States between January 1988 and June 1990.

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

James E. VanNoy was named Senior Vice President of Management
Information Systems in February 1996.  He served as Senior Vice
President and Chief Information Officer of Proffitt's from March 1994 to
February 1996.  Mr. VanNoy joined McRae's, Inc. in February 1980 as
Director of Management Information Systems and was promoted to Vice
President of Management Information Systems in February 1982.

John J. White was named Senior Vice President of Profit Improvement and
Special Projects for Proffitt's in February 1996.  Mr. White served as
Vice President and Controller of Younkers, Inc. from July 1995 to
January 1996.  Prior to that, Mr. White served as Vice President and
Controller form January 1987 to December 1994 with Broadway Stores.  Mr.
White obtained previous experience with Allied Stores and May Department
Stores Company.

Sharron Williams was promoted to Senior Vice President and Corporate
General Merchandise Manager of Cosmetics in February 1997. Ms. Williams most recently held the position of Senior Vice President and General
Merchandise Manager of Cosmetics, Fashion Accessories, Intimate Apparel,
Children's, and Shoes for the McRae's Division of Proffitt's, Inc. She joined McRae's in 1971.

Donald E. Wright was named to the post of Senior Vice President of Finance and Accounting for the Company in April 1997. Mr. Wright is a
Certified Public Accountant and was a Partner with the international accounting firm of Coopers & Lybrand. He joined Coopers & Lybrand in
1979.

Proffitt's Division Officers:

A. Coleman Piper was named Executive Vice President of Stores for the
Proffitt's Division of Proffitt's, Inc. in March 1995.  He served with
Proffitt's, Inc. as Executive Vice President of Human Resources and
Proffitt's Division Stores from September 1994 to March 1995 and
Executive Vice President of Operations and Real Estate from March 1994 to September 1994. He has been with Proffitt's since 1972 and previously served as its Vice President of Operations.

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

Parisian Division Officers:

Donald E. Hess was named Chairman of the Parisian Division of
Proffitt's, Inc. in April 1997 and became a Director of Proffitt's in October 1996. He served as President and Chief Executive Officer of the
Parisian Division from October 1996 to April 1997.  Mr. Hess served as
President of Parisian, Inc. between 1976 and October 1996 and as Chief
Executive Officer between 1986 and October 1996.

William D. Cappiello was named President and Chief Executive Officer of the Parisian Division in April 1997. Mr. Cappiello held a variety of management and executive positions in both the merchandising and stores areas with R.H. Macy & Co. between 1971 and April 1997. Between June
1993 and April 1997, he served as President of Merchandising for Macy's
West, Inc., and between August 1985 and May 1993, he was Director of
Stores for Macy's West.

Howard Finkelstein was named Executive Vice President of Merchandising for the Parisian Division in October 1996. Mr. Finkelstein served as
Senior Vice President of Merchandising for Parisian, Inc. from June 1994 to October 1996. From February 1992 until June 1994, he was Senior Vice
President and General Merchandise Manager, and from 1983 to February
1992, he was Vice President and General Merchandise Manager.  He joined
Parisian, Inc. in 1983.

Jim W. Adams was named Executive Vice President of Stores for the
Parisian Division in October 1996.  Between February 1992 and October
1996, Mr. Adams served as Senior Vice President of Stores for Parisian,
Inc.  From February 1986 to February 1992, he was Vice President of
Stores and Sales Promotion.  He joined Parisian, Inc. in 1977.

Herberger's Division Officers:

Frank E. Kulp, III was named President and Chief Executive Officer of the Herberger's Division of Proffitt's, Inc. in March 1997. Between
November 1995 and March 1997, he was a Senior Vice President and General
Merchandise Manager for Younkers. Prior to that, Mr. Kulp held the post of President and Chief Operating Officer of Lamonts, a department store chain headquartered in Bellevue, Washington. He also held previous merchandising management positions with Donaldson's and Lazarus.

John B. Brownson was named Executive Vice President and Chief Operating
Officer of the Herberger's Division in March 1997.  Mr. Brownson joined
Herberger's in 1992 as Vice President of Finance and Operations and was promoted to Executive Vice President and Chief Financial Officer in
1995. Prior to joining Herberger's, he held various financial and operations management positions with Highland Superstores, Inc. and Donaldson's.

Gary L. Pralle was named Senior Vice President of Stores for the
Herberger's Division in February 1997.  He served as Senior Vice
President of Stores for Herberger's, Inc. between 1993 and January 1997, and prior to that, held various other store positions. He joined
Herberger's in 1971.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

The information set forth under the caption "Market Information," appearing on page 34 of the Proffitt's, Inc. Annual Report to Shareholders for the Fiscal Year Ended February 1, 1997 (the "Annual
Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information set forth under the caption "Five-Year Financial
Summary" appearing on page 7 of the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis" appearing on pages 8 through 14 of the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The consolidated Financial Statements and the Report of Independent
Accountants appearing on pages 15 through 33 of the Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

None.

                               PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption "Election of Directors" contained on pages 8 through 10 of the Proffitt's, Inc. Proxy Statement dated May 1, 1997 (the "Proxy Statement"), with respect to Directors of the Company, is incorporated herein by reference.

The information required under this item with respect to the Company's
Executive Officers is incorporated by reference from Part I of this report under "Executive Officers of the Registrant."

The information set forth under the caption "Section 16(a) of the Securities Exchange Act of 1934" contained on page 17 of the Proxy
Statement, with respect to Director and Executive Officer compliance with Section 16(a), is incorporated herein by reference.

Item 11.  Executive Compensation.

The information set forth under the captions "Directors' Fees" and "Executive Compensation" contained on pages 10 and 12 through 13, respectively, of the Proxy Statement with respect to executive compensation is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

The information set forth under the caption "Outstanding Voting
Securities" contained on pages 4 through 5 of the Proxy Statement with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the captions "Further Information
Concerning Directors" and "Certain Transactions" contained on pages 10 through 11 and 17, respectively, of the Proxy Statement with respect to certain relationships and related transactions is incorporated herein by reference.


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

    (3) The response to this portion of Item 14 is submitted as a separate section of this report.

(b) Reports on Form 8-K filed during the fourth quarter.

     A report on Form 8-K was filed with the Commission on December 17, 1996 regarding the acquisition of Parisian, Inc. by Proffitt's, Inc.

     A report on Form 8-K was filed with the Commission on February 10, 1997 regarding the merger of G.R. Herberger's, Inc. and Proffitt's, Inc.

     A report on Form 8-K was filed with the Commission on April 1, 1997 regarding consolidated sales and net income for February 1997.

(c)  Exhibits   The response to this portion of Item 14 is submitted as
     a separate section of this report.

(d)  Financial statement schedules   The response to this portion of
     Item 14 is submitted as a separate section of this report.


               FORM 10-K   ITEM 14(a)(1) AND (2) AND (d)
                   PROFFITT'S, INC. AND SUBSIDIARIES
    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Consolidated Financial Statements
     The following consolidated financial statements and Report of Independent Accountants of Proffitt's, Inc. and subsidiaries, included on pages 15 through 33 of the Proffitt's, Inc. Annual
     Report to Shareholders for the Fiscal Year Ended February 1, 1997, are incorporated by reference in Item 8:

     Consolidated Balance Sheets as of February 1, 1997 and February 3,
     1996

     Consolidated Statements of Income for Fiscal Years Ended February
     1, 1997, February 3, 1996, and January 28, 1995

     Consolidated Statements of Shareholders' Equity for Fiscal Years
     Ended February 1, 1997, February 3, 1996, and January 28, 1995

     Consolidated Statements of Cash Flows for Fiscal Years Ended
     February 1, 1997, February 3, 1996, and January 28, 1995

     Notes to Consolidated Financial Statements

     Reports of Independent Accountants

     Note:  The first paragraph of Note 1 to the Consolidated Financial
     Statements as presented on page 19 of the Annual Report is amended to read as follows:

          ORGANIZATION
          The Company is a retail organization operating regional department store divisions under the store names of Proffitt's, McRae's, Younkers, Parsian, and Herberger's. The Company's fiscal year ends on Saturday nearest January 31. Years 1996 and 1994 consisted of 52 weeks and ended February 1, 1997
          and January 28, 1995, respectively. Year 1995 consisted of 53 weeks and ended on February 3, 1996. The financial statements include the accounts of Proffitt's and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Note: The first and second paragraphs of Note 4 to the Consolidated Financial Statements as presented on page 23 of the Annual Report are amended to read as follows:

          In April 1994, the company began selling an undivided ownership interest in its accounts receivable. In January 1997, the Company through its subsidiary Proffitt's Credit Corporation (a qualifying special purpose entity), entered into an agreement to sell a revolving undivided ownership interest in the accounts receivable of the Proffitt's, McRae's and Parisian Divisions. The agreement, which expires in January 1998, provides for the sales of receivables up to $300,000 and contains certain covenants requiring the maintenance of various financial ratios.

          Prior to February 3, 1996, Younkers utilized an accounts receivable securitization program under which its receivables were used as collateral for commercial paper issued by a wholly-owned special purpose subsidiary. Effective with the February 3, 1996 merger, Younkers, through its subsidiary
          Younkers Credit Corporation (a qualifying special purpose entity), replaced amounts borrowed under the securitization program by selling a revolving undivided ownership interest in its accounts receivable. The agreement expires in 2000 and provides for the sale of receivables up to $125,000, of which $75,000 is a fixed ownership interest and remains fixed until 2000 at which time a portion of collections of outstanding receivables will be retained by the purchaser until the $75,000 is extinguished.

(2)Schedules to Financial Statements

     The following consolidated financial statement schedule of Proffitt's, Inc. and subsidiaries and the related report of independent accountants are included in item 14(d):

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

                                                       Proffitt's, Inc.

Date:                                                   April 28, 1997
                                               /s/  Douglas E. Coltharp
                                              -------------------------
                                                    Douglas E. Coltharp
                                           Executive Vice President and
                                                Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                                                     /s/ R. Brad Martin
                                              -------------------------
                                                         R. Brad Martin
                                              Chairman of the Board and
                                                Chief Executive Officer


                                                    /s/ James A. Coggin
                                              -------------------------
                                                        James A. Coggin
                                                    President and Chief
                                                      Operating Officer

                                               /s/ Bernard E. Bernstein
                                              -------------------------
                                                   Bernard E. Bernstein
                                                               Director

                                                   /s/ Edmond D. Cicala
                                              -------------------------
                                                       Edmond D. Cicala
                                                               Director

                                                     /s/ Ronald de Waal
                                              -------------------------
                                                         Ronald de Waal
                                                               Director

                                                 /s/ Gerard K. Donnelly
                                              -------------------------
                                                     Gerard K. Donnelly
                                                               Director

                                                     /s/ Donald F. Dunn
                                              -------------------------
                                                         Donald F. Dunn
                                                               Director

                                                    /s/ W. Thomas Gould
                                              -------------------------
                                                        W. Thomas Gould
                                                               Director

                                                   /s/ Michael S. Gross
                                              -------------------------
                                                       Michael S. Gross
                                                               Director

                                                     /s/ Donald E. Hess
                                              -------------------------
                                                         Donald E. Hess
                                                               Director

                                                      /s/ G. David Hurd
                                              -------------------------
                                                          G. David Hurd
                                                               Director


                                                   /s/ Richard D. McRae
                                              -------------------------
                                                       Richard D. McRae
                                                               Director

                                                     /s/ C. Warren Neel
                                              -------------------------
                                                         C. Warren Neel
                                                               Director


                                                /s/ Harwell W. Proffitt
                                              -------------------------
                                                    Harwell W. Proffitt
                                                               Director


                                               /s/ Marguerite W. Sallee
                                              -------------------------
                                                   Marguerite W. Sallee
                                                               Director


                                                   /s/ Gerald Tsai, Jr.
                                              -------------------------
                                                       Gerald Tsai, Jr.
                                                               Director

                                                   /s/ Julia A. Bentley
                                              -------------------------
                                                       Julia A. Bentley
                                                  Senior Vice President
                                                          and Secretary



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






Des Moines, Iowa
March 3, 1995



Report of Independent Accountants



To the Directors and Stockholders
Profitt's, Inc.
Jackson, Mississippi

Our report on the consolidated financial statements of Profitt's, Inc.
and Subsidiaries has been incorporated by reference in this Form 10-K from page 33 of the 1996 Annual Report to Stockholders of Proffitt's, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 34 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                               COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
March 20, 1997


                              PROFFITT'S, INC. AND SUBSIDIARIES
                              VALUATION AND QUALIFYING ACCOUNTS


                                                                                           Balance
                                     Balance at     Charged to  Charged to                  at end
                                      beginning      cost and     other       Deduct-         of
Description                          of period      expenses     accounts     ions(b)       period
-------------                          --------      --------   ---------    ---------     --------
Year ended February 1, 1997:
  Allowance for
  doubtful accounts                      6,601,082   13,430,345 4,057,719 (c)  (14,548,414) 9,540,732

Year ended February 3, 1996:
  Allowance for doubtful
  accounts                               4,723,170    8,723,463          0      (6,845,551) 6,601,082

Year ended January 28, 1995:
  Allowance for doubtful
  accounts                               3,255,043    4,956,351 1,431,988 (a)   (4,920,212) 4,723,170

(a)  Balance in account of company (McRae's, Inc.) acquired at March 31, 1994.

(b)  Uncollectible accounts written off, net of recoveries.

(c)  Balance in account of company (Parisian, Inc.) acquired at October 11, 1996.

                 FORM 10-K -- ITEM 14(a)(3) AND 14(c)
                   PROFFITT'S, INC. AND SUBSIDIARIES
                               EXHIBITS

       Exhibit
        No.                              Description
      ------                            --------------
         2.1 Agreement and Plan of Merger, dated October 22, 1995, among Proffitt's, Inc., Baltic Merger Corporation and Younkers, Inc. (13)

         2.2 Agreement and Plan of Merger, dated as of July 8, 1996, among Proffitt's, Inc., Casablanca Merger Corp., and Parisian, Inc. (23)

         2.3 Agreement and Plan of Merger, dated November 8, 1996, among Proffitt's, Inc., Prairie Merger Corporation and G.R. Herberger's, Inc. (24)

         3.1   Charter of the Company, as amended (1), (6), (9), (12),
               (21)

         3.2   Amended and Restated Bylaws of the Company (12)

         4.1   Form of 7.5% Junior Subordinated Debentures due 2004 (6)

         4.2   Form of 4.75% Convertible Subordinated Debentures due 2003
               (4)

         4.3 Form of Supplemental Indenture to the Indenture dated July 15, 1993 between Parisian, Inc. and AmSouth Bank of Alabama, as Trustee (27)

       10.1 Registration Rights Agreement by and between Proffitt's, Inc. and Richard D. McRae dated March 31, 1994 (6)

       10.2 Registration Rights Agreement between Proffitt's, Inc. and Parisian, Inc. dated July 8, 1996 (26)

       10.3 Registration Rights Agreement by and among Proffitt's, Inc. and Apollo Specialty Retail Partners, Inc. dated March 3, 1994 (6)

       10.4 Securities Purchase Agreement between Proffitt's, Inc. and Apollo Specialty Retail Partners, L.P. dated March 3, 1994
               (6)

       10.5 Non-competition Agreement by and between Proffitt's, Inc. and Richard D. McRae dated March 31, 1994 (6)

       10.6 Credit Facilities and Reimbursement Agreement by and among Proffitt's, Inc., certain lenders, and NationsBank of Texas, N.A., as agent, dated October 11, 1996 (25)

       10.7 * Amendment No. 1 and waiver to Credit Facilities and Reimbursement Agreement between Proffitt's, Inc. and NationsBank of Texas, National Association, as agent, dated January 14, 1997

       10.8 * Transfer and Administration Agreement dated by and between Enterprise Funding Corporation and Proffitt's Credit Corporation dated January 15, 1997

       10.9 * Amendment to Transfer and Administration Agreement by and between Enterprise Funding Corporation and Proffitt's Credit Corporation dated January 30, 1997

        10.10 * Receivables Purchase Agreement between Proffitt's, Inc. and Proffitt's Credit Corporation dated January 15, 1997

        10.11 * Receivables Purchase Agreement between McRae's, Inc. and Proffitt's Credit Corporation dated January 15, 1997

        10.12 * Receivables Purchase Agreement between Parisian Services, Inc. and Parisian, Inc. and Proffitt's Credit Corporation dated January 15, 1997

        10.13 Land Deed of Trust by and among McRae's, Inc., Don B. Cannada, and Park Real Estate Company dated April 1, 1994
               (6)

        10.14 Secured Promissory Note for the principal amount of $3,906,558 by McRae's, Inc. payable to Park Real Estate Company dated April 1, 1994 (6)

        10.15 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and Deposit Guaranty National Bank dated April 1, 1994 (6)

        10.16 Amended and Restated Promissory Note for the principal amount of $2,075,000 by McRae's, Inc. payable to First Tennessee Bank National Association (Gautier) dated April 1, 1994 (6)

        10.17 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and First Tennessee Bank National Association dated April 1, 1994 (6)

        10.18 Secured Promissory Note for the principal amount of $556,851 by McRae's, Inc. payable to Arvey Real Estate Company dated April 1, 1994 (Gautier) (6)

        10.19 Land Deed of Trust by and among McRae's, Inc., Don B. Cannada, and Arvey Real Estate Company dated April 1, 1994
               (6)

        10.20 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and First Tennessee Bank National Association dated April 1, 1994 (Gautier) (6)

        10.21 Secured Promissory Note for the principal amount of $1,487,919 by McRae's, Inc. payable to Green's Crossing Real Estate Company dated April 1, 1994 (6)

        10.22 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and Deposit Guaranty National Bank dated April 1, 1994 (6)

        10.23 Land Deed of Trust by and among McRae's, Inc., Don B. Cannada, and Green's Crossing Real Estate Company dated April 1, 1994 (6)

        10.24 Secured Promissory Note for the principal amount of $1,779,223 by McRae's, Inc. payable to Arvey Real Estate Company dated April 1, 1994 (Laurel) (6)

        10.25 Assumption, Consent, and Release Agreement, entered into between McRae's, Inc. and AmSouth Bank National Association dated April 1, 1994 (6)

        10.26 Leasehold Deed of Trust by and among McRae's, Inc., Don B. Cannada, and Arvey Real Estate Company dated April 1, 1994 (Laurel) (6)

        10.27 Indemnification and Confirmation of Lease Agreement entered into among McRae's, Inc., Richard D. McRae, Jr., Susan McRae Shanor, and Vaughan McRae dated March 31, 1994 (Heritage Building) (6)

        10.28 Guaranty Agreement of McRae's, Inc. to guarantee Richard D. McRae, Jr., Carolyn McRae, Susan McRae Shanor, and Vaughan
               W. McRae giving or extending credit to Proffitt's, Inc., dated March 31, 1994 (6)

        10.29 Land Deed of Trust by and among McRae's, Inc., Don B. Cannada, Green's Grossing Real Estate Company dated April 1, 1994 (6)

        10.30 Guaranty Agreement by Proffitt's, Inc. to AmSouth Bank guaranteeing credit extended to McRae's, Inc. (6)

        10.31 Promissory Note by McRae's, Inc. payable to Selby W. McRae in the principal sum of $1,346,442 dated January 25, 1938
               (5)

        10.32 Form of Rights Certificate and Rights Agreement between Proffitt's, Inc. and Union Planters National Bank, as rights agent, dated March 28, 1995 (9)

        10.33 Pooling and Servicing Agreement among Younkers Credit Corporation, Younkers, Inc., and Union Planters National Bank, as rights agent, dated March 28, 1995 (20)

        10.34 Series 1995-1 Supplement to Pooling and Servicing Agreement among Younkers Credit Corporation, Younkers, Inc., and Chemical Bank, as Trustee, dated June 13, 1995 (20)

        10.35 * Amendment No. 2 to Pooling and Servicing Agreement among Younkers Credit Corporation, Proffitt's, Inc.
               (successor-by-merger to Younkers, Inc.), and The Chase Manhattan Bank (formerly known as Chase Bank), as Trustee, dated February 1, 1997

        10.36 Receivables Purchase Agreement between Younkers Credit Corporation and Younkers, Inc. dated June 13, 1995 (20)

        10.37 Series 1995-2 Supplement to Pooling and Servicing Agreement dated as of June 13, 1995 among Younkers Credit
               Corporation, Younkers, Inc., and Chemical Bank, as Trustee, dated July 18, 1995 (20)

        10.38 ISDA Master Agreement and Schedule thereto, each dated as of July 19, 1995, between Younkers, Inc. and NationsBank of Texas, N.A., with Confirmation of Interest Rate Cap Transaction dated July 19, 1995, and Assignment Agreement dated as of July 19, 1995 between Younkers Credit Corporation, Younkers, Inc. and Chemical Bank, as Trustee
               (20)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.

        10.39  Proffitt's, Inc. 1987 Stock Option Plan, as amended (3)

        10.40  Proffitt's, Inc. Employee Stock Purchase Plan (8)

        10.41  Proffitt's, Inc. 1994 Long-Term Incentive Plan (7)

        10.42  Proffitt's, Inc. 401(k) Retirement Plan (28)

        10.43 * G.R. Herberger's, Inc. 401(k) Employee Stock Purchase Plan and Employee Stock Ownership Plan

        10.44 * Third Amendment and Restatement of The Parisian, Inc. Stock Option Plan for Officers

        10.45 * First Amendment and Restatement of The Parisian, Inc. Management Incentive Plan

        10.46  Younkers, Inc. Stock and Incentive Plan (14)

        10.47  Younkers, Inc. Management Stock Option Plan (14)

        10.48  Younkers, Inc. 1993 Long-Term Incentive Plan (16)

        10.49  Form of Younkers, Inc. Deferred Compensation Plan (17)

        10.50 Form of Severance Agreement between Younkers, Inc. and its executive officers (19)

        10.51 $500,000 Loan Agreement between Proffitt's, Inc. and R. Brad Martin dated February 1, 1989 (2)

        10.52  Deferred Compensation Agreement between Younkers, Inc. and
               W. Thomas Gould, as amended (14)

        10.53 * Amendment to Deferred Compensation Agreement between Younkers, Inc. and W. Thomas Gould, dated February 13, 1997

        10.54 Form of Deferred Compensation Agreement between Younkers, Inc. and Robert M. Mosco, as amended (14)

        10.55 Form of Employment Agreement by and between Proffitt's, Inc. and Gary L. Howard dated March 28, 1995 (10)

        10.56 Form of Employment Agreement by and between Proffitt's, Inc. and John White dated February 2, 1996 (21)

        10.57 Form of Employment Agreement by and between Proffitt's, Inc. and W. Thomas Gould dated October 22, 1995 (21)

        10.58 * Form of Amendment to Employment Agreement by and between Proffitt's, Inc. and W. Thomas Gould dated February 13, 1997

        10.59 Form of Employment Agreement by and between Proffitt's, Inc. and Robert M. Mosco dated October 28, 1996 (22)

        10.60  Form of Restricted Stock Grant Agreement under the
               Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Robert M. Mosco dated October 28, 1996 (22)

        10.61 Form of Employment Agreement by and between Proffitt's, Inc. and John B. Brownson dated November 8, 1996 (22)

        10.62 Form of Employment Agreement by and between Proffitt's, Inc. and Douglas E. Coltharp dated November 25, 1996 (22)

        10.63  Form of Restricted Stock Grant Agreement under the
               Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Douglas E. Coltharp dated November 25, 1996 (22)

        10.64 Form of Employment Agreement by and between Proffitt's, Inc. and Donald E. Hess dated July 8, 1996 (22)

        10.65 Form of Second Amended and Restated Employment Agreement by and between Proffitt's, Inc. and Brian J. Martin dated October 11, 1996 (22)

        10.66  Form of Restricted Stock Grant Agreement under the
               Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Brian J. Martin dated October 11, 1996 (22)

        10.67 Form of Second Amended and Restated Employment Agreement by and between Proffitt's, Inc. and James A. Coggin dated October 11, 1996 (22)

        10.68  Form of Restricted Stock Grant Agreement under the
               Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to James A. Coggin dated October 11, 1996 (22)

        10.69 Form of Second Amended and Restated Employment Agreement by and between Proffitt's, Inc. and R. Brad Martin dated October 11, 1996 (22)

        10.70  Form of Restricted Stock Grant Agreement under the
               Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to
               R. Brad Martin dated October 11, 1996 (22)

        10.71 * Form of Employment Agreement by and between Proffitt's, Inc. and Frank E. Kulp dated March 24, 1997

        10.72 * Form of Employment Agreement by and between Proffitt's, Inc. and Donald E. Wright dated April 1, 1997

        10.73 * Form of Employment Agreement by and between Proffitt's, Inc. and William D. Cappiello dated April 3, 1997

       11.1    * Statement re: computation of earnings per share

       13.1 * Annual Report to Shareholders for the fiscal year ended February 1, 1997 (not to be deemed filed except for those portions thereof which are incorporated herein by reference in this filing)

       21.1    * Subsidiaries of the registrant

       23.1    * Consents of Independent Accountants

       27.1    * Financial Data Schedule

__________________________________________________

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

         (6) Incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated April 14, 1994.

         (7)     Incorporated by reference from the Exhibits to the Form S-8
                 Registration   Statement No. 33-80602 of Proffitt's, Inc. dated
                 June 23, 1994.

         (8)     Incorporated by reference from the Exhibits to the Form S-8
                 Registration   Statement No. 33-88390 of Proffitt's, Inc. dated
                 January 11, 1995.

         (9) Incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated April 3, 1995.

        (10) Incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 28, 1995.

        (11)     Not applicable.

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

        (15)    Not applicable.

        (16) Incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-59224 of Younkers, Inc.

        (17) Incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended May 1, 1993.

        (18) Incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 31, 1993.

        (19) Incorporated by reference from Exhibit 4 of Younkers, Inc. Solicitation/Recommendation Statement of Schedule 14D-9 dated January 9, 1995.

        (20) Incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995.

        (21) Incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 3, 1996.

        (22) Incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997.

        (23) Incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated July 18, 1996.

        (24) Incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated November 22, 1996.

        (25) Incorporated by reference from the Exhibits to Amendment No. 1 to Form 8-K/A of Proffitt's, Inc. dated December 16, 1996.

        (26) Incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-09043 of Proffitt's, Inc. dated August 16, 1996.

        (27) Incorporated by reference from the Exhibits to the Form S-3 Registration Statement No. 333-09941 of Proffitt's, Inc. dated August 9, 1996.

        (28) Incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 333-25213 of Proffitt's, Inc. dated April 15, 1997.