Form 10-Q
period 1997-05-03
PROFFITTS INC
filed 1997-06-13
CIK 812900

FORM 10Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the quarterly period ended May 3, 1997
                                 OR
( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from _________________ to __________________

                   For Quarter Ended:  May 3, 1997
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

Common Stock, $.10 Par Value -- 28,201,674 shares as of May 3, 1997



                          PROFFITT'S, INC.

                                Index

PART I.  FINANCIAL INFORMATION                                 Page No.
                                                              ----------

   Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets -- May 3, 1997,
      February 1, 1997, and May 4, 1996                           3

      Condensed Consolidated Statements of Income --  Three
      Months Ended May 3, 1997 and May 4, 1996                    4

      Condensed Consolidated Statements of Cash Flows -- Three
      Months Ended May 3, 1997 and May 4, 1996                    5

      Notes to Condensed Consolidated Financial Statements        6

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                         9

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                        14



                   PROFFITT'S, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (in thousands)

                                            May 3,    February 1,  May 4,
                                             1997        1997       1996
                                            --------    -------   -------
ASSETS
Current assets
 Cash and cash equivalents                     $15,011     $3,382     $4,907
 Residual interest in trade accounts
  receivable                                    79,711     85,400     32,038
 Merchandise inventories                       499,396    447,164    373,663
 Deferred income taxes                          18,663     11,700      4,953
 Other current assets                           42,373     48,317     21,421
                                               -------    -------    -------
   Total current assets                        655,154    595,963    436,982

Property and equipment, net                    505,413    510,502    408,238
Goodwill and tradenames, net                   275,658    277,472     52,450
Other assets                                    20,569     19,859     23,936
                                               -------    -------    -------
                                            $1,456,794 $1,403,796   $921,606
                                             =========  =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                       $157,123   $116,434   $105,041
 Accrued expenses and other current
   liabilities                                 110,813    122,604     74,806
 Current portion of long-term debt              11,870     12,515     30,774
                                               -------    -------    -------
   Total current liabilities                   279,806    251,553    210,621


Senior debt                                    279,268    276,810    146,969
Deferred income taxes                           66,501     62,000     54,878
Other long-term liabilities                     50,220     47,768     15,008
Subordinated debt                              225,840    225,767    100,568
Redeemable common stock held in ESOP                                  59,168
Shareholders' equity                           555,159    539,898    334,394
                                               -------    -------    -------
                                            $1,456,794 $1,403,796   $921,606
                                             =========  =========   ========


See notes to condensed consolidated financial statements.


                                                   Three Months Ended
                                               --------------------------
                                                May 3, 1997  May 4, 1996
                                               ------------- -------------
Net sales                                           $526,370       $365,179
Costs and expenses
  Cost of sales                                      335,882        237,201
  Selling, general and administrative
    expenses                                         127,079         88,485
  Other operating expenses                            42,568         30,719
  Store pre-opening costs                                824            279
  Merger, restructuring and integration
    costs                                              1,468          2,763
  Loses (gains) from long-lived assets                    27         (2,260)
  ESOP expenses                                          726            188
                                                   ----------     ----------
     Operating income                                 17,796          7,804
Other income (expense):
  Finance charge income                               15,237          10,634
  Finance charge income allowed to
    purchaser of accounts receivables                 (4,359)        (3,474)
  Interest expense                                   (10,692)        (4,706)
  Other income, net                                      136            498
                                                   ----------     ----------
     Income before provision for
       income taxes                                   18,118         10,756
Provision for income taxes                             7,574          4,448
                                                   ----------     ----------
     NET INCOME                                       10,544          6,308
Preferred stock dividends                                               488
                                                   ----------     ----------
     Net income available to common
       shareholders                                  $10,544         $5,820
                                                   ==========     ==========
Earnings per share:
  Primary                                              $0.37          $0.25
                                                   ==========     ==========
  Fully diluted                                        $0.37          $0.25
                                                   ==========     ==========
Weighted average common shares:
  Primary                                             28,451         23,466
                                                   ==========     ==========
  Fully diluted                                       30,539         23,655
                                                   ==========     ==========


                   PROFFITT'S, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands)

                                                      Three Months Ended
                                                     --------------------
                                                       May 3,    May 4,
                                                       1997       1996
                                                      --------  ---------
OPERATING ACTIVITIES
 Net income                                              $10,544     $6,308
 Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
   Depreciation and amortization                          10,898     10,174
   Deferred income taxes                                  (2,462)     1,715
   Losses (gains) from long-lived assets                      27     (2,260)
   Amortization of deferred compensation                     316        287
   Other non-cash charges                                    491
   Changes in operating assets and liabilities,
     net                                                  (8,390)   (23,277)
                                                         --------   --------
     Net cash provided by (used in) operating
      activities                                          11,424     (7,053)


INVESTING ACTIVITIES
  Purchases of property and equipment, net               (24,090)    (9,944)
  Proceeds from sale of assets                            21,347      5,000
  Other, net                                                (876)       (42)
                                                         --------   --------
     Net cash used in investing activities                (3,619)    (4,986)


FINANCING ACTIVITIES
  Proceeds from long-term borrowings                       8,663     11,025
  Payments on long-term debt                              (6,850)   (22,337)
  Proceeds from issuance of stock                          3,135      1,202
  Dividends paid to shareholders                          (1,124)    (2,122)
                                                         --------   --------
     Net cash provided by (used in) financing
      activities                                           3,824    (12,232)

     Increase (decrease) in cash and cash
      equivalents                                         11,629    (24,271)

     Cash and cash equivalents at beginning
      of period                                            3,382     29,178
                                                         --------   --------
     Cash and cash equivalents at end of period          $15,011     $4,907
                                                         ========   ========

Cash paid (refunded) during the three months ended May 3, 1997 for interest and income taxes totaled $7,241 and ($1,930), respectively.

Cash paid during the three months ended May 4, 1996 for interest and income taxes totaled $6,168 and $2,662, respectively.

See notes to condensed consolidated financial statements.


   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 3, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.
The financial statements include the accounts of Proffitt's, Inc. and its subsidiaries, including its special purpose receivables financing subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

The accompanying balance sheet at February 1, 1997 has been derived from the audited financial statements at that date.

NOTE B -- BUSINESS COMBINATIONS

On October 11, 1996, Proffitt's, Inc. ("Proffitt's" or the "Company") acquired Parisian, Inc. ("Parisian"), a specialty department store chain currently operating 40 stores in the southeast and midwest. The Parisian transaction was accounted for as a purchase, and accordingly, financial results of the operations of Parisian have been included in the Company's results of operations since the acquisition date.

The following unaudited pro forma summary presents the consolidated results of operations as if the Parisian acquisition had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of this date or results which may occur in the future.


                                                   Three Months Ended
                                                       May 4, 1996
                                                   -------------------
                                                  (in thousands, except
                                                   per share amounts)
Pro forma:
Net sales                                                $  531,226
Net income                                               $    8,977
Earnings per common share:
   Primary                                               $      .32
   Fully diluted                                         $      .32

Effective February 1, 1997, immediately before the Company's fiscal year end, Proffitt's combined its business with G.R. Herberger's, Inc. ("Herberger's"), a retail department store chain currently operating 39 stores in the midwest. The merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated for the prior year to include the results of operations and financial position of Herberger's.

In the quarters ended May 3, 1997 and May 4, 1996, the Company incurred certain integration costs related to its business combinations with Younkers, Parisian, and Herberger's. These pre-tax charges totaled $1.5 million and $2.8 million, respectively, for the quarters ended May 3, 1997 and May 4, 1996, respectively.

A reconciliation of the aforementioned charges to the amounts of merger, restructuring, and integration costs remaining unpaid at May 3, 1997 was as follows (in thousands):

        Amounts unpaid at February 1, 1997                    $ 9,391
        Adjustments to amounts unpaid at
         February 1, 1997                                           0
        Amounts related to continuing integration
         efforts during the quarter                             1,468
        Amounts paid during the quarter                        (5,067)
                                                            ----------
        Amounts unpaid at May 3, 1997                         $ 5,792


NOTE C -- INCOME TAXES

The difference between the actual income tax expense and the amount expected by applying the statutory federal income tax rate is due to the inclusion of state income taxes and the amortization of goodwill and tradenames, which is not deductible for income tax purposes.

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

NOTE D --  RECENT FINANCING

On May 21, 1997, the Company completed the sale of $125 million of 8.125% Senior Notes, due 2004 (the "Senior Notes"). The Senior Notes were offered in a private placement to qualified institutional buyers. Proceeds from the Senior Notes were used to repay existing mortgage notes and other unsecured obligations and to reduce amounts outstanding under the Company's revolving credit facility. The
Company also intends to increase its existing $275 million revolving credit facility and issue approximately $200 million of term asset-backed securities against the Company's proprietary credit card receivables, replacing existing commercial paper-based financing.

In May and June 1997, the Company repurchased approximately $32 million of the existing 9-7/8% Parisian Senior Subordinated Notes which will result in an extraordinary loss from the early extinguishment of debt of approximately $.9 million after tax.

In connection with the Company's Senior Notes offering and the anticipated issuance of the term asset-backed securities, the Company entered into forward interest rate lock agreements in an aggregate notional amount of $95 million as of May 3, 1997. The agreements are settled contemporaneously with the completion of the financing. The Company's policy is to use financial derivatives only to reduce risk in conjunction with specific financing arrangements. Gains and losses on these hedges are included in the respective debt and deferred financing cost amounts. Gains and losses related to the hedges of firm commitments or anticipated transactions are deferred and recognized in operating results over the lives of the related assets or liabilities.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Accounts receivable, inventory, accounts payable, and senior debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

The increase in the May 3, 1997 and February 1, 1997 asset, liability, and shareholders' equity classifications over the May 4, 1996 balances presented was largely attributable to the acquisition and financing of the Parisian transaction completed on October 11, 1996. See Note B on page 6 attached. For example, May 3, 1997 merchandise inventories and property and equipment balances increased over May 4, 1996 balances primarily due to the value of the acquired Parisian inventories and property and equipment.

May 3, 1997 goodwill and tradenames increased over the balance at May 4, 1996 due to goodwill of approximately $225 million recorded in conjunction with the October 1996 Parisian acquisition.

May 3, 1997 subordinated debt increased over the balance at May 4, 1996 due to the addition of Parisian's $125 million of 9-7/8 % notes due 2003.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Prior year income statement information below has been restated to reflect the February 1, 1997 merger with Herberger's, which was accounted for as a pooling of interests. Prior year income statement information below has not been restated to reflect the October 11, 1996 merger with Parisian, which was accounted for as a purchase.

The following table shows for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales.

                                                         Three Months Ended
                                                      ----------------------
                                                         5/3/97    5/4/96
                                                        --------  --------
Net sales                                                 100.0%     100.0%
Costs and expenses:
   Cost of sales                                           63.8       65.0
Selling, general & administrative expenses                 24.1        4.2
   Other operating expenses                                 8.1        8.4
   Store pre-opening costs                                  0.2        0.1
   Merger, restructuring and integration costs              0.3        0.7
   Loss (gain) from long-lived assets                       0.0      ( 0.6)
   ESOP expenses                                            0.1        0.1
                                                          -------    -------
        Operating income                                    3.4        2.1

Other income (expense):
   Finance charge income                                    2.9        2.9
   Finance charge income allocated to purchasers
     of accounts receivable                                (0.8)      (0.9)
   Interest expense                                        (2.0)      (1.3)
   Other income, net                                        0.0        0.1
                                                           -------    -------
       Income before provision for income taxes             3.5        2.9
Provision for income taxes                                  1.5        1.2
                                                           -------    -------
       NET INCOME                                           2.0%       1.7%

For the quarter, total Company sales were $526.4 million, a 44% increase over $365.2 million in the prior year. Sales for the quarter included $166.4 million of sales from the newly acquired Parisian Division. On a comparable stores basis (excluding Parisian), total Company sales increased 3% for the quarter. Total and comparable store sales by division were as follows:

                                   Quarter                Quarter   Total     Comparable
                                    ended                  ended   increase   increase
                                  5/3/97                  5/4/96  (decrease) (decrease)
                                  --------               --------  --------   --------

Proffitt's                          $  53.9               $  60.5     (11%)       7%
McRae's                               110.9                 109.5       1%        1%
Younkers                              128.7                 126.6       2%        7%
Herberger's                            66.5                  68.6     ( 3%)     ( 1%)
                                    -------                -------
Divisions in comp base               $360.0                $365.2     ( 1%)       3%
Parisian                              166.4                   -         -       ( 2%)
                                    -------                -------
Total Company                        $526.4                $365.2      44%        -


The total store sales performance for the periods indicated reflects the sale of two Younkers stores in March 1996, the closing of one Younkers store in August 1996, the sale of the inventory of seven Proffitt's Division stores in December 1996 in connection with the later sale of those stores, and the closing of one Herberger's store in January 1997. Total store sales performance also reflects the opening of one McRae's store in March 1996, one new Proffitt's Division store in October 1996, and new Parisian stores in February 1997 and April 1997 (one each).

For the quarter, gross margin percentages increased over the prior year. This improvement resulted from improved inventory management, reduced markdowns, and the effects of inventory repositioning at both the Parisian and Herberger's businesses, which was initiated in late 1996.

Selling, general, and administrative expenses declined as a percentage of net sales for the quarter. This expense leverage primarily resulted from the early stages of targeted cost reductions related to each of the Company's recent business combinations.

Other operating expenses, which consist of rents, depreciation and amortization, and taxes other than income taxes, declined as a percentage of net sales for the quarter. This reduction was primarily due to the effect of closed underperforming stores.

Total financing costs, which include interest expense and finance charge income allocated to the third party purchasers of accounts receivable, increased as a percentage of net sales for the quarter due to additional borrowings related to the October 1996 purchase of Parisian.

Prior to the non-recurring items and ESOP charges outlined below, net income totaled $11.9 million, or $.41 per share, a 77% increase over $6.7 million, or $.26 per share last year.

In conjunction with the Company's mergers with Younkers (completed February 3, 1996), Parisian, and Herberger's, the Company incurred certain non-recurring integration charges in the first quarter of each year presented. For the quarter ended May 3, 1997, these charges totaled $1.5 million before tax, or 0.3% of net sales ($.9 million
after tax, or $.03    per share).  For the quarter ended May 4, 1996,
these charges totaled $2.8 million before tax, or 0.8% of net sales ($1.7 million after tax, or $.07 per share).

For the quarter ended May 4, 1996, the Company realized pre-tax gains of $2.3 million ($1.4 million after tax, or $.06 per share) related to the Company's March 1996 sale of two Younkers stores to Carson
Pirie Scott & Co.

For the quarters ended May 3, 1997 and May 4, 1996, the Company incurred pre-tax expenses of $0.7 million, or 0.1% of net sales, and $0.2 million, or 0.1% of net sales, respectively, related to the Company's Employee Stock Ownership Plan (ESOP) maintained at the newly acquired Herberger's Division. On an after-tax basis, these charges totaled $.5 million, or $.01 per share, and $.1 million, or less than $.01 per share, for the quarters ended May 3, 1997 and May 4, 1996, respectively.

After these non-recurring items and ESOP charges, net income for the quarter ended May 3, 1997 totaled $10.5 million, or $.37 per share, compared to $6.3 million, or $.25 per share, for the quarter ended May 4, 1996. The increase in earnings over the prior year primarily was due to solid gross margin performance and leverage on operating expenses netted against increased financing costs.


                           PROFFITT'S, INC.

                      PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits.
          10.1 Form of Second Amended and Restated Employment
               Agreement by and between Proffitt's, Inc. and David Baker dated April 1, 1997

          10.2 Form of Employment Agreement by and between Proffitt's, Inc. and R. Thomas Coan dated April 28, 1997

          10.3 Form of Employment Agreement by and between Proffitt's, Inc. and John Parros dated April 28, 1997

          10.4 Form of Third Amended and Restated Employment Agreement by and between Proffitt's, Inc. and R. Brad Martin dated May 9, 1997

          10.5 Form of Employment Agreement by and between Proffitt's, Inc. and Dawn H. Robertson dated May 19, 1997

          10.6 Form of Employment Agreement by and between Proffitt's, Inc. and Mark Shulman dated June 16, 1997

          10.7 Form of Employment Agreement by and between Proffitt's, Inc. and Toni E. Browning dated June 16, 1997

          10.8 Form of Employment Agreement by and between Proffitt's, Inc. and Mark Goldstein dated June 16, 1997

          11.1 Statement re: Computation of Earnings per Common Share

          27.1 Financial Data Schedule


     (b)  Form 8-K Reports.
          A report on Form 8-K was filed with the Commission on May 2, 1997 regarding a proposed senior note offering.

          A report on Form 8-K was filed with the Commission on May 21, 1997 regarding the completion of the senior note offering.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROFFITT'S, INC.
                                     --------------------
                                          Registrant

                                            6/12/97
                                     --------------------
                                            Date

                                    /s/ Douglas E. Coltharp
                                    -----------------------
                                      Douglas E. Coltharp
                                   Executive Vice President
                                  and Chief Financial Officer