Form 10-Q
period 1997-08-02
PROFFITTS INC
filed 1997-09-16
CIK 812900

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended August 2, 1997

                               OR

(   ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _____________ to ________________

                For Quarter Ended:  August 2, 1997
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

Common Stock, $.10 Par Value -- 28,581,465 shares as of August 2,
1997


                         PROFFITT'S, INC.

                              Index

PART I.  FINANCIAL INFORMATION                           Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
     -- August 2, 1997, February 1, 1997, and
     August 3, 1996                                             3

     Condensed Consolidated Statements of Income
      --  Three and Six Months Ended August 2, 1997
     and August 3, 1996                                         4

     Condensed Consolidated Statements of Cash Flows
      -- Six Months Ended August 2, 1997 and August
     3, 1996                                                    6

     Notes to Condensed Consolidated Financial Statements       7

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                      11

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security
     Holders16

   Item 6.  Exhibits and Reports on Form 8-K16

SIGNATURES                                                     17


                                      Commission File No. 0-15907


                PROFFITT'S, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS(UNAUDITED)
                          (in thousands)

                                            8/2/97      2/1/97     8/3/96
                                           --------    --------   --------
ASSETS
Current assets
   Cash and cash equivalents                $15,813      $3,382     $5,119
   Residual interest in trade
     accounts receivable                     79,978      85,400     25,817
   Merchandise inventories                  528,323     447,164    363,931
   Deferred income taxes                     15,709      11,700     27,313
   Other current assets                      43,942      48,317      9,996
                                            -------     -------    -------
     Total current assets                   683,765     595,963    432,176
Property and equipment, net                 526,227     510,502    414,029
Goodwill and tradenames, net                273,844     277,472     52,063
Other assets                                 28,978      19,859     23,932
                                            -------     -------    -------
                                         $1,512,814  $1,403,796   $922,200
                                          =========   =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable                  $179,866    $116,434   $100,391
   Accrued expenses and other
     current liabilities                    100,395     122,604     74,773
   Current portion of long-
     term debt                                7,356      12,515     30,532
                                            -------     -------    -------
     Total current liabilities              287,617     251,553    205,696

Senior debt                                 338,548     276,810    153,555
Deferred income taxes                        66,666      62,000     54,473
Other long-term liabilities                  50,281      47,768     14,751
Subordinated debt                           197,511     225,767    100,633
Redeemable common stock held
  in ESOP                                                           59,456
Shareholders' equity                        572,191     539,898    333,636
                                            -------     -------    -------
                                         $1,512,814  $1,403,796   $922,200
                                          =========   =========  =========

See notes to condensed consolidated financial statements.


                                               Commission File No. 0-15907

                             PROFFITT'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         (in thousands, except per share amounts)

                                                       Three Months Ended        Six Months Ended
                                                       -------------------       -----------------
                                                       8/2/97      8/3/96      8/2/97       8/3/96
                                                      --------   --------     --------     --------
Net sales                                               $492,287   $343,359  $1,018,657   $708,538
Costs and expenses:
   Cost of sales                                         312,873    221,039     648,755    458,240
   Selling, general and administrative expenses          123,796     87,248     250,875    175,733
   Other operating expenses                               40,994     29,936      83,562     60,655
   Store pre-opening costs                                   556                  1,380        279
   Merger, restructuring and integration costs             1,634      1,507       3,102      4,270
   Loss (gain) on sale of assets                               3                     30     (2,260)
   ESOP expenses                                             806        228       1,532        416
                                                          -------    -------    --------    -------
      Operating income                                    11,625      3,401      29,421     11,205
Other income (expense):
   Finance charge income                                  15,093     11,123      30,330     21,757
   Finance charge income allocated to
     purchaser of accounts receivable                     (4,324)    (3,404)     (8,683)    (6,878)
   Interest expense                                      (10,999)    (5,205)    (21,691)    (9,911)
   Other income (expense), net                               253        215         389        713
                                                          -------    -------    --------    -------
Income before provision for income taxes                  11,648      6,130      29,766     16,886
   Provision for income taxes                              5,270      2,597      12,844      7,045
                                                          -------    -------    --------    -------
Net income before extraordinary loss                       6,378      3,533      16,922      9,841
Extraordinary loss on early extinguishment
   of debt, net of tax                                     1,120                  1,120
                                                          -------    -------    --------    -------
NET INCOME                                                $5,258     $3,533     $15,802     $9,841
Preferred stock dividends                                               308                    796
Payment for early conversion of Preferred Stock                       3,032                  3,032

       Net income available to common
       shareholders                                       $5,258       $193     $15,802     $6,013
                                                          =======   ========    ========   ========

Primary earnings per share:
   Net income before extraordinary loss                    $0.22      $0.01       $0.59      $0.25
   Extraordinary loss                                       0.04                   0.04
                                                          -------    -------     -------    -------
   Net income                                              $0.18      $0.01       $0.55      $0.25
                                                          =======    =======    ========   ========
Fully diluted earnings per share:
   Net income before extraordinary loss                    $0.22      $0.14       $0.58      $0.39
   Extraordinary loss                                       0.04                   0.03

   Net income                                              $0.18      $0.14       $0.55      $0.39
                                                          =======    =======    ========   ========
Weighted average common shares:
   Primary                                                28,923     24,273      28,687     23,870
  Fully diluted                                           29,151     25,117      28,990     25,097

Pro forma for 2-for-1 stock split
   (effective 10/15/97):

Primary earnings per share:
   Net income before extraordinary loss                    $0.11      $0.00       $0.30      $0.13
   Extraordinary loss                                       0.02                   0.02
                                                          -------    -------     -------    -------
   Net income                                              $0.09      $0.00       $0.28      $0.13
                                                          =======    =======     =======    =======
Fully diluted earnings per share:
   Net income before extraordinary loss                    $0.11      $0.07       $0.29      $0.20
   Extraordinary loss                                       0.02                   0.02

                                                          -------    -------     -------    -------
   Net income                                              $0.09      $0.07       $0.27      $0.20
                                                          =======    =======     =======    =======
Weighted average common shares:
  Primary                                                 57,846     48,546      57,374     47,740
  Fully diluted                                           58,302     50,234      57,980     50,194


Notes:

1. On June 28, 1996, the Company converted 600 shares of Series A Preferred Stock ("Preferred Stock") into 1,422 shares of Proffitt's, Inc. Common Stock. In order to complete this early conversion of the Preferred Stock, the Company paid $3,032 to the holder of the Preferred Stock.

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

2. On August 20, 1997, the Company's Board of Directors approved a 2-for-1 stock split of the outstanding shares of the Company's Common Stock. The split will be effected in the form of a stock dividend and entitles each shareholder to receive one additional share for each outstanding share of Common Stock held of record as of the close of business on October 15, 1997.

3.   See notes to condensed consolidated financial statements.



                                      Commission File No. 0-15907

                PROFFITT'S, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands)

                                                    Six Months Ended
                                                -----------------------
                                                  8/2/97         8/3/96
                                                ---------      ---------
OPERATING ACTIVITIES
  Net income                                       $15,802        $9,841
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                   21,820        20,206
    Deferred income taxes                              657        (3,733)
    Losses (gains) from long-lived assets               30        (2,260)
    Amortization of deferred compensation              694           575
    Other non-cash charges                           1,045            66
    Changes in operating assets and
      liabilities, net                             (23,316)      (18,168)
                                                  ---------     ---------
      Net cash provided by (used in)
       operating activities                         16,732         6,527

INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                                 (53,896)      (24,952)
  Proceeds from sale of assets                      21,347         5,000
  Other, net                                        (1,542)         (130)
                                                  ---------     ---------
      Net cash used in investing
       activities                                  (34,091)      (20,082)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings               129,160        10,700
  Payments on long-term debt                      (109,086)      (15,669)
  Proceeds from issuance of stock                   10,840         2,303
  Purchase of treasury stock                             0        (2,051)
  Payments to common and preferred
    shareholders                                    (1,124)       (5,787)
                                                  ---------     ---------
      Net cash provided by (used in)
       financing activities                         29,790       (10,504)

      Increase (decrease) in cash and
       cash equivalents                             12,431       (24,059)
      Cash and cash equivalents at
       beginning of period                           3,382        29,178
                                                  ---------     ---------
      Cash and cash equivalents at
       end of period                               $15,813        $5,119
                                                  =========     =========

Cash paid during the six months ended August 2, 1997 for interest and income taxes totaled $20,377 and $14,768, respectively.

Cash paid during the six months ended August 3, 1996 for interest and income taxes totaled $10,020 and $13,163, respectively.

See notes to condensed consolidated financial statements.



             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 2, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. The financial statements include the accounts of Proffitt's, Inc. and its subsidiaries, including its special purpose receivables financing subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

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

                                     Three Months Ended   Six Months Ended
                                       August 3, 1996      August 3, 1996
                                      ---------------     ----------------
                                            (in thousands, except
                                               per share amounts)
Pro forma:
Net sales                                $ 485,226           $ 1,016,492
Net (loss) income                        $  (1,609)          $     7,638
(Loss) earnings per common share:
     Primary                             $    (.18)          $       .13
     Fully diluted                       $    (.06)          $       .26

Effective February 1, 1997, immediately before the Company's prior fiscal year end, Proffitt's combined its business with G.R. Herberger's, Inc. ("Herberger's"), a retail department store chain currently operating 37 stores in the midwest. The merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated for the prior year to include the results of operations and financial position of Herberger's.

For the second quarter and six month periods ended August 2, 1997 and August 3, 1996, the Company incurred certain integration costs related to its business combinations with Younkers (completed February 3, 1996), Parisian, and Herberger's. These pre-tax charges totaled $1.6 million and $1.5 million, respectively, for the quarters ended August 2, 1997 and August 3, 1996, respectively, and $3.1 million and $4.3 million, respectively, for the six month periods ended August 2, 1997 and August 3, 1996.

A reconciliation of the aforementioned charges to the amounts of merger, restructuring, and integration costs remaining unpaid at August 2, 1997 was as follows (in thousands):

     Amounts unpaid at February 1, 1997                     $   9,391
     Adjustments to amounts unpaid at
       February 1, 1997                                             0
     Amounts related to continuing integration
       efforts for the six months ended August
       2, 1997                                                  3,102
     Amounts paid during the six months ended
     August 2, 1997                                         (   7,175)
                                                           -----------
     Amounts unpaid at August 2, 1997                       $   5,318


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

NOTE D --  RECENT FINANCINGS

In May 1997, the Company completed the sale of $125 million of Series A 8.125% Senior Unsecured Notes, due 2004 (the "Series A Senior Notes"). The Series A Senior Notes were offered in a private placement to qualified institutional buyers, which represented a 144A transaction. Proceeds from the Series A Senior Notes were used to repay approximately $64 million of real estate and mortgage notes and $3.8 million of unsecured notes payable, with the balance used to reduce amounts outstanding under the Company's revolving credit facility. In August 1997, the Company completed its offer to exchange its registered Series B 8.125% Senior Notes due 2004 ("Series B Senior Notes") for all outstanding unregistered Series A Senior Notes. The Series B Senior Notes are unconditionally guaranteed on a joint and several basis by all of the Company's wholly-owned direct and indirect subsidiaries, other than Proffitt's Credit Corporation ("PCC") and Younkers Credit Corporation ("YCC"). PCC and YCC are special purpose entities that serve as the conduit through which the Company sells its proprietary credit card receivables under its receivables financing facilities.

In May and June 1997, the Company purchased approximately $28.4 million of the existing 9-7/8% Parisian Senior Subordinated Notes which resulted in an extraordinary loss from the early extinguishment of debt of approximately $1.1 million after tax.

In June 1997, the Company amended and increased its unsecured revolving credit facility, raising the facility limit to $400 million from $275 million, extending the maturity from 3 years to 5, and obtaining more favorable pricing.

In August 1997, the Company completed the issuance of $200 million of 5-year term asset-backed securities against the Company's proprietary credit card receivables, which replaced existing commercial paper based financings. Concurrently, the Company restructured its asset-backed commercial paper conduit financing program, resizing this portion to $125 million with more favorable terms.

NOTE E -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following table presents condensed consolidating financial information for: (1) Proffitt's, Inc.; (2) on a combined basis, the guarantors of Proffitt's, Inc.'s Senior Notes which are all of the wholly-owned subsidiaries of Proffitt's, Inc., except for PCC and YCC; and (3) on a combined basis, PCC and YCC, the only non-guarantor subsidiaries of the Senior Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries and separate financial statements and other disclosures regarding the subsidiary guarantors are not material to invstors.

Proffitt's, Inc. is comprised of substantially all of the Proffitt's and Younkers store operating divisions and certain corporate management and financing functions. Borrowings and the related interest expense under the Proffitt's, Inc. revolving credit facility are allocated among Proffitt's, Inc. and the Guaranty Subsidiaries. There are also management and royalty fee arrangements among Proffitt's, Inc. and the subsidiaries.


                    CONDENSED CONSOLIDATING  BALANCE SHEETS (UNAUDITED)
                                      (in thousands)
                                     at August 2, 1997

                                     Proffitt's,  Guarantor   Non-Guarantor    Elimin-    Consoli-
                                       Inc.      Subsidiaries  Subsidiaries      ations    dated
                                     --------      --------      --------     ---------    --------
ASSETS
Current assets
  Cash and cash equivalents            $ 18,284    $ (6,503)    $ 4,032       $           $15,813
  Residual interest in trade
   accounts receivable                       29         387      79,562                    79,978
  Merchandise inventories               179,901     348,422                               528,323
  Deferred income taxes                   7,691       7,810         208                    15,709
  Notes receivable from sale
   of trade receivables                  10,712      23,282                   (33,994)
  Other current assets                   31,100      15,585                    (2,743)     43,942
                                       --------    ---------   ---------     ---------   ---------
  Total current assets                  247,717     388,983      83,802       (36,737)    683,765
Property and equipment, net             183,193     343,034                               526,227
Goodwill and tradenames, net              8,600     265,244                               273,844
Other assets                              2,497      26,428          53                    28,978
Investment in, and advances
   to, subsidiaries                     614,933      14,116                  (629,049)
                                       --------    ---------   ---------     ---------   ---------
                                     $1,056,940  $1,037,805    $  83,855    $(665,786) $1,512,814
                                     ==========  ===========   =========    ========== ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Trade accounts payable             $   48,046  $  131,820     $           $            $179,866
  Accrued expenses and
   other current liabil-
   ities                                 24,663      68,722       9,753        (2,743)    100,395
  Notes payable from pur-
   chase of trade receivables                                    33,994       (33,994)
  Current portion of long-
   term debt                                468       6,888                                 7,356
                                       --------    ---------   ---------     ---------   ---------
Total current liabilities                73,177     207,430      43,747       (36,737)    287,617

Senior debt                             293,407      45,141                               338,548
Deferred income taxes                     8,300      58,366                                66,666
Other long-term liabilities               8,951      41,330                                50,281
Subordinated debt                       100,914      96,597                               197,511
Investment by, and advances
   from, parent                                     588,941      40,108      (629,049)
Shareholders' equity                    572,191                                           572,191
                                       --------    ---------   ---------     ---------  ----------
                                     $1,056,940  $1,037,805   $  83,855     $(665,786)  $1,512,814
                                     ==========  ===========  ==========    ==========  ==========

               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
                          for the six months ended August 2,1997
                                     Proffitt's,  Guarantor   Non-Guarantor    Elimin-    Consoli-
                                       Inc.      Subsidiaries  Subsidiaries      ations    dated
                                     --------      --------      --------     ---------    --------
OPERATING ACTIVITIES
  Net income                          $ 16,414     $  7,540   $  12,350      $(20,502)   $ 15,802
  Adjustments to reconcile
   net income to net cash
   provided by (used in)
   operating activities:

  Equity in earnings of
    subsidiaries                       (15,449)      (4,318)                   19,767
  Depreciation and amort-
    ization                              6,762       15,058                                21,820
  Deferred income taxes                    857         (400)        200                       657
  Losses (gains) from long-
    lived assets                            (5)          35                                    30
  Amortization of deferred
    compensation                                        694                                   694
  Other non-cash charges                   500          545                                 1,045
  Changes in operating assets
    and liabilities, net                (6,750)     (19,231)      1,930           735     (23,316)
                                       --------     --------   ---------     ---------   ---------
Net cash provided by
   (used in) operating
    activities                           2,329          (77)     14,480                    16,732


INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                      (5,424)     (48,472)                              (53,896)
  Proceeds from sale of
    assets                              21,347                                             21,347
  Other, net                                         (1,542)                               (1,542)
                                       --------    ---------  ----------    ----------  ----------
Net cash provided by(used in)
   investing activities                 15,923      (50,014)                              (34,091)


FINANCING ACTIVITIES
  Inter-company borrowings            (120,326)     135,068     (14,742)
  Proceeds from long-term
    borrowings                         129,160                                            129,160
  Payments on  long-term
    debt                               (31,520)     (77,566)                             (109,086)
  Proceeds from issuance
    of stock                            10,840                                             10,840
  Dividends paid to share-
    holders                                          (1,124)                               (1,124)
                                      ---------    ---------  ----------    ----------  ----------
Net cash provided by (used in)
   financing activities                (11,846)      56,378     (14,742)                   29,790

Increase (decrease) in cash
   and cash equivalents                  6,406        6,287        (262)                   12,431

Cash and cash  equivalents
   at beginning of period               11,878      (12,790)      4,294                     3,382
                                      ---------    ---------  ----------    ----------   ---------
Cash and cash equivalents
   at end of period                   $ 18,284     $ (6,503)  $   4,032     $       -   $  15,813
                                      =========    =========  ==========    ==========  ==========

                  CONDENSED CONSOLIDATING STATMENTS OF INCOME (UNAUDITED)
                          for the six months ended August 2, 1997
                                     Proffitt's,  Guarantor   Non-Guarantor    Elimin-    Consoli-
                                       Inc.      Subsidiaries  Subsidiaries      ations    dated
                                     --------      --------      --------     ---------    --------
Net sales                             $309,957     $708,700     $              $       $1,018,657
Costs and expenses:
  Cost of sales                        200,863      447,892                               648,755
  Selling, general and
    administrative expenses             76,890      170,216       3,769                   250,875
  Other operating expenses              24,640       58,921           1                    83,562
  Store pre-opening costs                   57        1,323                                 1,380
  Merger, restructuring and
    integration costs                       98        3,004                                 3,102
  Loss (gain) on sale of
    assets                                  (5)          35                                    30
  ESOP expenses                                       1,532                                 1,532
                                      ---------    ---------   ---------    ----------  ----------
Operating income (loss)                  7,414       25,777      (3,770)                   29,421

Other income (expense):
  Finance charge income                                          30,330                    30,330
  Finance charge income all-
    ocated to purchaser of
    accounts receivable                                          (8,683)                   (8,683)
  Gain (loss) on sale of
    receivables                           (981)      (5,690)      7,857        (1,186)
  Servicer fees                                       2,867      (2,867)
  Equity in  earnings of
    subsidiaries                        15,449        4,318                   (19,767)
  Interest expense, net                 (6,099)     (14,253)     (1,339)                  (21,691)
  Other income (expense), net             (136)         402         123                       389
                                      ---------    ---------   ---------    ----------   ---------
Income before provision
    for income taxes                    15,647       13,421      21,651       (20,953)     29,766
  Provision for income taxes              (767)       4,761       9,301          (451)     12,844
                                      ---------    ---------   ---------    ----------   ---------
Net income before extra-
    ordinary loss                       16,414        8,660      12,350       (20,502)     16,922
Extraordinary loss on early
    extinguishment of debt,
    net of tax                                        1,120                                 1,120
                                      ---------    ---------   ---------     ---------   ---------
NET INCOME                             $16,414       $7,540     $12,350      $(20,502)    $15,802
                                      =========    =========   =========     =========  ==========

                  CONDENSED CONSOLIDATING STATMENTS OF INCOME (UNAUDITED)
                         for the three months ended August 2, 1997
                                     Proffitt's,  Guarantor   Non-Guarantor    Elimin-    Consoli-
                                       Inc.      Subsidiaries  Subsidiaries      ations    dated
                                     --------      --------      --------     ---------    --------
Net sales                             $154,553     $337,734    $              $          $492,287
Costs and expenses:
  Cost of sales                         99,691      213,182                               312,873
  Selling, general and admin-
    istrative expenses                  38,067       84,026       1,703                   123,796
  Other operating expenses              12,206       28,787           1                    40,994
  Store pre-opening costs                   57          499                                   556
  Merger, restructuring and
    integration costs                                 1,634                                 1,634
  Loss (gain) on sale of
    assets                                  (3)           6                                     3
  ESOP expenses                                         806                                   806
                                      ---------    ---------   ---------    ----------  ----------
Operating income (loss)                  4,535        8,794      (1,704)                   11,625

Other income (expense):
  Finance charge income                                           15,093                   15,093
  Finance charge income
    allocated to purchaser
    of accounts receivable                                       (4,324)                   (4,324)
  Gain (loss) on sale of
    receivables                           (481)      (2,757)      3,804          (566)
  Servicer fees                                       1,434      (1,434)
  Equity in earnings of
    subsidiaries                         4,019        1,740                    (5,759)
  Interest expense, net                 (3,302)      (7,048)       (649)                  (10,999)
  Other income (expense), net              (95)         225         123                       253
                                       --------    ---------   ---------     ---------   ---------
Income before provision
    for income taxes                     4,676        2,388      10,909        (6,325)     11,648
Provision for income taxes                (810)         898       5,398          (216)      5,270
                                       --------    ---------   ---------     ---------   ---------
Net income before extra-
    ordinary loss                        5,486        1,490       5,511        (6,109)      6,378
Extraordinary loss on early
    extinguishment of debt,
    net of tax                                       (1,120)                                1,120
                                       --------    ---------   ---------     ---------   ---------
NET INCOME                              $5,486         $370      $5,511       $(6,109)     $5,258
                                       ========    =========   =========     =========   =========


NOTE F -- STOCK SPLIT

On August 20, 1997, the Company's Board of Directors approved a 2-for-1 stock split of the outstanding shares of the Company's Common Stock. The split will be effected in the form of a stock dividend and entitles each shareholder to receive one additional share for each outstanding share of Common Stock held of record as of the close of business on October 15, 1997.

NOTE G -- ESOP TERMINATION

In August 1997, the Company announced the planned December 1997 termination of Herberger's Employee Stock Ownership Plan ("ESOP"). The termination will result in a one-time third quarter 1997 charge (primarily non-cash) of between $6.5 million and $9.5 million. Certain unallocated common shares of the Company held by the ESOP, with a value between $6.5 million and $9.5 million, will be allocated to the ESOP participants, resulting in the charge. However, upon termination of the ESOP, the Company will receive approximately $10 million in cash representing payment of a note receivable from the ESOP. Subsequent to this one-time charge, the Company will incur no future ESOP related charges.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Accounts receivable, inventory, accounts payable, and senior debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

The increase in the August 2, 1997 and February 1, 1997 asset, liability, and shareholders' equity classifications over the August 3, 1996 balances presented was largely attributable to the acquisition and financing of the Parisian transaction completed on October 11, 1996. See Note B on page 7 attached. For example, August 2, 1997 trade receivables, merchandise inventories, property and equipment, and accounts payable balances increased over August 3, 1996 balances primarily due to the value of the applicable acquired and assumed Parisian assets and liabilities.

August 2, 1997 goodwill and tradenames increased over the balance at August 3, 1996 due to goodwill of approximately $225 million recorded in conjunction with the October 1996 Parisian acquisition.

In May 1997, the Company completed the sale of $125 million of 8.125% Senior Unsecured Notes, due 2004 (the "Senior Notes"). Proceeds from the Senior Notes were used to repay approximately $64 million of real estate and mortgage notes and $3.8 million of unsecured notes payable, with the balance used to reduce amounts outstanding under the Company's revolving credit facility. The increase in the August 2, 1997 senior debt balance over the February 1, 1997 balance primarily was due to the addition of the Senior Notes netted against debt repayments.

August 2, 1997 subordinated debt increased over the balance at August 3, 1996 due to the addition of approximately $96 million of 9-7/8 % Parisian Senior Subordinated Notes due 2003. The original assumed balance of $125 million was reduced by the Company's purchase of $28.4 million in principal face amount of notes; see Note D on page 8.


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

                             Three Months Ended      Six Months Ended
                             ------------------     ------------------
                                8/2/97     8/3/96     8/2/97   8/3/96
                                -------   -------   -------   -------
Net sales                        100.0%    100.0%    100.0%    100.0%
Costs and expenses:
 Costs of sales                   63.6      64.4      63.7      64.7
 Selling, general & admin-
  istrative expenses              25.1      25.4      24.6      24.8
 Other operating expenses          8.3       8.7       8.2       8.5
 Store pre-opening costs           0.1       0.0       0.1       0.0
 Merger, restructuring and
  integration costs                0.3       0.4       0.3       0.6
 Loss (gain) from long-
  lived assets                     0.0       0.0       0.0      (0.3)
 ESOP expenses                     0.2       0.1       0.2       0.1
                                 ------     ------   ------     ------
   Operating income                2.4       1.0       2.9       1.6

Other income (expense):
 Finance charge income             3.1       3.2       3.0       3.1
 Finance charge income
  allocated to purchasers
  of accounts receivable          (0.9)     (1.0)     (0.9)     (1.0)
 Interest expense                 (2.2)     (1.5)     (2.1)     (1.4)
 Other income, net                 1.0       0.1       0.0       0.1
                                 ------     ------   ------     ------
Income before provision
  for income taxes                 2.4       1.8       2.9       2.4
 Provision for income taxes        1.1       0.8       1.2       1.0
                                 ------     ------   ------     ------
Net income before extra-
  ordinary loss                    1.3       1.0       1.7       1.4
 Extraordinary loss,
  net of tax                       0.2       0.0       0.1       0.0
                                 ------     ------   ------     ------
NET INCOME                         1.1%      1.0%      1.6%      1.4%
                                 ======     ======   ======     ======

For the second quarter ended August 2, 1997, total Company sales were $492.3 million, a 43% increase over $343.4 million in the prior year. Sales for the quarter included $141.2 million of sales from the Parisian Division. On a comparable stores basis (excluding Parisian), total Company sales increased 6% for the quarter. Total and comparable store sales by division were as follows:

                             Quarter   Quarter     Total    Comparable
                              ended    ended     increase     increase
                             8/2/97     8/3/96  (decrease)  (decrease)
                            --------  --------   ---------  ----------
Proffitt's                  $  49.6    $  55.1     (10%)        (8%)
McRae's                        97.0       92.8       5%          5%
Younkers                      132.9      124.0       7%          7%
Herberger's                    71.5       71.5       0%          4%
Divisions in comp base       $351.0     $343.4       2%          6%
Parisian                      141.3        --        --         (4%)
                              -----      -----      ----        ----
Total Company                $492.3      343.4      43%          --


On a year-to-date basis, total Company sales were $1,018.7 million, a 44% increase over $708.5 million in the prior year. Sales for the six months included $307.7 million of sales from the Parisian Division. On a comparable stores basis (excluding Parisian), total Company sales increased 5% for the six months. Total and comparable store sales by division were as follows:

                             6 mos.     6 mos.     Total    Comparable
                              ended    ended     increase     increase
                             8/2/97     8/3/96  (decrease)  (decrease)
                            --------  --------   ---------  ----------

Proffitt's                 $  103.5    $  115.6     (10%)        7%
McRae's                       207.9       202.1       3%         3%
Younkers                      261.5       250.5       4%         7%
Herberger's                   138.0       140.3      (2%)        1%
                              -----       -----
Divisions in comp base     $  710.9    $  708.9       0%         5%
Parisian                      307.8         --        --        (3%)
                              -----       -----      ----       ----
Total Company              $1,018.7     $ 708.5      44%         --


The total store sales performance for the periods indicated reflects the sale of two Younkers stores in March 1996, the closing of one Younkers store in August 1996, the sale of the inventory of seven Proffitt's Division stores in December 1996 in connection with the March 1997 sale of those stores, and the closing of one Herberger's store in January 1997. Total store sales performance also reflects the opening of one McRae's store in March 1996, one new Proffitt's Division store in October 1996, and new Parisian stores in February 1997 and April 1997 (one each).

For the second quarter and six months, gross margin percentages increased 80 and 100 basis points, respectively, over the prior year. This improvement resulted from proper inventory control, the initial realization of benefits related to increased purchasing scale, shifts in the merchandise mix of select stores, and the effects of inventory repositioning at both the Parisian and Herberger's businesses, which was initiated in late 1996.

Selling, general, and administrative expenses declined as a percentage of net sales for the second quarter and six months by 30 and 20 basis points, respectively. This expense leverage primarily resulted from the early stages of targeted cost reductions related to each of the Company's recent business combinations.

Other operating expenses, which consist of rents, depreciation and amortization, and taxes other than income taxes, declined as a percentage of net sales for the second quarter and six months by 40 and 30 basis points, respectively. This reduction was primarily due to the effect of closed underperforming stores.

Total financing costs, which include interest expense and finance charge income allocated to the third party purchasers of accounts receivable, increased as a percentage of net sales for the second quarter and six months by 60 basis points each primarily due to additional borrowings related to the October 1996 purchase of Parisian.

Prior to the non-recurring items outlined below, second quarter net income totaled $8.0 million, or $.28 per share, a 74% increase over $4.6 million, or $.18 per share last year. Prior to non-recurring items, net income for the six months totaled $20.0 million, or $.68 per share, compared to $11.3 million, or $.45 per share, for the same period last year, a 77% increase.

In conjunction with the Company's business combinations with Younkers (completed February 3, 1996), Parisian, and Herberger's, the Company incurred certain non-recurring integration charges in each period presented. For the quarter ended August 2, 1997, these charges totaled $1.6 million before tax, or 0.3% of net sales ($1.0 million after tax, or $.04 per share). For the quarter ended August 3, 1996, these charges totaled $1.5 million before tax, or 0.4% of net sales ($.9 million after tax, or $.04 per share). For the six months ended August 2, 1997, these charges totaled $3.1 million before tax, or 0.3% of net sales
($1.9     million after tax, or $.06 per share).  For the six
months ended August 3, 1996, these charges totaled $4.3 million before tax, or 0.6% of net sales ($2.6 million after tax, or $.10 per share).

For the six months ended August 3, 1996, the Company realized pre-tax gains of $2.3 million ($1.4 million after tax, or $.05 per share) related to the Company's March 1996 sale of two
Younkers stores to Carson Pirie Scott & Co.

For the quarters ended August 2, 1997 and August 3, 1996, the Company incurred pre-tax expenses of $.8 million, or 0.2% of net sales, and $.2 million, or 0.1% of net sales, respectively, related to the Company's Employee Stock Ownership Plan (ESOP) maintained at the Herberger's Division. On an after-tax basis,
these charges totaled $.7   million, or $.02 per share, and $.1
million, or less than $.01 per share, respectively. For the six months ended August 2, 1997 and August 3, 1996, the Company incurred pre-tax ESOP expenses of $1.5 million, or 0.2% of net sales, and $.4 million, or 0.1% of net sales, respectively. On an after-tax basis, these charges totaled $1.1 million, or $.03 per share, and $.3 million, or $.01 per share, respectively.

For the quarter and six months ended August 2, 1997, the Company incurred an extraordinary loss on the early retirement of a portion of the Parisian Senior Subordinated Notes totaling $1.8 million on a pre-tax basis ($1.1 million after tax, or $.04 per share).

After these non-recurring items, net income for the quarter ended August 2, 1997 totaled $5.3 million, or $.18 per share, compared to $3.5 million, or $.14 per share, for the quarter ended August 3, 1996. On the same basis, for the six months ended August 2, 1997, net income totaled $15.8 million, or $.55 per share, compared to $9.8 million, or $.39 per share, last year. The increase in earnings over the prior year primarily was due to improved gross margin performance and leverage on operating expenses netted against increased financing costs related to the Parisian acquisition.


                         PROFFITT'S, INC.

                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on June 19, 1997. 26,300,192 shares of the 28,128,846 shares of
Common Stock entitled to vote, or 93.5% were represented at the meeting in person or by proxy. The matters submitted to a vote of the shareholders and the vote on those matters were as follows:

     1. The vote for the Amendment to the Company's Charter to divide the Board of Directors into three classes was as follows: FOR 15,431,859; AGAINST 8,684,223; and
          ABSTAIN  40,713.

     2. All nominees for Directors listed in the proxy statement were elected to hold office until the next Annual Meeting of the Shareholders. Shareholders holding at least 25,922,819 shares voted FOR, shareholders holding no more than 31,014 shares voted AGAINST, and shareholders holding no more than 346,200 shares ABSTAINED from the vote.
     3. The vote for the Ratification of Appointment of Independent Accountants (Coopers & Lybrand L.L.P.) for the fiscal year ending January 31, 1998 was as follows: FOR 26,273,744; AGAINST 19,963; and ABSTAIN 6,485.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.
       3.1  Charter Amendments
       11.1 Statement re: Computation of Earnings per Common
            Share
       27.1 Financial Data Schedule

  (b) Form 8-K Reports.

       A report on Form 8-K was filed with the Commission on May 21, 1997 regarding the completion of the senior note offering.

       A report on Form 8-K was filed with the Commission on July 3, 1997, regarding the amendment and restatement of the Company's revolving credit agreement.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PROFFITT'S, INC.
                                _________________________
                                Registrant


                                9-12-97
                                __________________________
                                Date


                                /s/ Douglas E. Coltharp
                                __________________________
                                Douglas E. Coltharp
                                Executive Vice President and
                                Chief Financial Officer