Form 10-Q
period 1997-11-01
PROFFITTS INC
filed 1997-12-16
CIK 812900

Commission File No. 1-13113

                            FORM 10Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of
       1934
For the quarterly period ended November 1, 1997
                               OR
(   ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of
       1934
For the transition period from _______________ to ________________

              For Quarter Ended:  November 1, 1997
                Commission File Number:  0-15907

     Exact name of registrant as specified in its charter:

                        PROFFITT'S, INC.

               State of Incorporation:  Tennessee
       I.R.S. Employer Identification Number:  62-0331040

  Address of Principal Executive Offices (including zip code):

       750 Lakeshore Parkway, Birmingham, Alabama  35211

      Registrant's telephone number, including area code:

                         (205) 940-4000

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

Common Stock, $.10 Par Value -- 61,404,708 shares as of November
1, 1997

                        PROFFITT'S, INC.

                             Index

PART I.  FINANCIAL INFORMATION                           Page No.
                                                        ---------

   Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets --
          November 1, 1997, February 1, 1997, and
          November 2, 1996                                      3

          Condensed Consolidated Statements of Income --
          Three and Nine Months Ended November 1,
          1997 and November 2, 1996                             4

          Condensed Consolidated Statements of Cash
          Flows -- Nine Months Ended November 1, 1997
          and November 2, 1996                                  6

          Notes to Condensed Consolidated Financial
          Statements                                            7

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                      14

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K 19

SIGNATURES                                                     20



                PROFFITT'S, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (in thousands)

                                           11/1/97     2/1/97    11/2/96
                                          ---------  ---------  ---------
ASSETS
Current assets
  Cash and cash equivalents                 $8,617     $3,382     $7,773
   Residual interest in trade
     accounts receivable                    58,441     85,400     62,645
   Merchandise inventories                 679,521    447,164    606,774
   Other current assets                     25,631     11,700     33,258
   Deferred income taxes                    14,799     48,317     34,128
                                          --------   --------   --------
      Total current assets                 787,009    595,963    744,578
Property and equipment, net                544,143    510,502    504,253
Goodwill and tradenames, net               272,414    277,472    290,075
Other assets                                28,287     19,859     23,393
                                          --------   --------   --------
                                        $1,631,853 $1,403,796 $1,562,299
                                         =========  =========  =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable                 $260,967   $116,434   $225,895
   Accrued expenses and other
     current liabilities                   117,609    122,604    134,369
   Current portion of long-term
     debt                                    7,336     12,515     42,258
                                          --------   --------   --------
      Total current liabilities            385,912    251,553    402,522

Senior debt                                326,960    276,810    307,204
Deferred income taxes                       66,394     62,000     60,478
Other long-term liabilities                 51,745     47,768     50,543
Subordinated debt                          111,334    225,767    225,633
Redeemable common stock held
     in ESOP                                                      59,744
Shareholders' equity                       689,508    539,898    456,175
                                          --------   --------   --------
                                        $1,631,853 $1,403,796 $1,562,299
                                         =========  =========  =========


See notes to condensed consolidated financial statements.

                                 PROFFITT'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              (in thousands, except per share amounts)
                                                      Three Months Ended         Nine Months Ended
                                                    ----------------------    ----------------------
                                                     11/1/97     11/2/96         11/1/97     11/2/96
                                                    --------    ---------      ---------    --------
Net sales                                            $592,234      $453,256     $1,610,891   $1,161,794
Costs and expenses:
   Cost of sales                                      373,986       290,467      1,022,741      748,707
   Selling, general and administrative expenses       138,052       106,506        388,927      282,239
   Other operating expenses                            46,192        34,404        129,754       95,059
   Store pre-opening costs                              1,983           357          3,363          636
   Merger, restructuring and integration costs          1,170           670          4,272        4,940
   Loss (gain) on sale of assets                          161         (337)            191      (2,597)
   ESOP expenses                                        7,938         1,308          9,470        1,724
                                                    ---------      --------      ---------    ---------
      Operating income                                 22,752        19,881         52,173       31,086
Other income (expense):
   Finance charge income                               14,818        11,512         45,148       33,269
   Finance charge income allocated to
      purchaser of accounts receivable                (3,864)       (3,663)       (12,547)     (10,541)
   Interest expense                                  (10,793)       (6,737)       (32,484)     (16,648)
   Other income (expense), net                            293         (197)            682          516
                                                    ---------      --------      ---------    ---------

Income before provision for income taxes               23,206        20,796         52,972       37,682
   Provision for income taxes                          12,974         8,655         25,818       15,700
                                                    ---------      --------      ---------    ---------
Net income before extraordinary loss                   10,232        12,141         27,154       21,982
Extraordinary loss on early extinguishment
   of debt, net of tax                                    363                        1,483
                                                    ---------      --------      ---------    ---------
NET INCOME                                              9,869        12,141         25,671       21,982
Preferred stock dividends                                                                           796
Payment for early conversion of Preferred Stock                                                   3,032
                                                    ---------      --------      ---------    ---------
      Net income available to common shareholders      $9,869       $12,141        $25,671      $18,154
                                                    =========    =========       =========    =========

Primary earnings per share:
   Net income before extraordinary loss                 $0.17         $0.23          $0.47        $0.37
   Extraordinary loss                                    0.01                         0.03
                                                    ---------      --------      ---------    ---------
   Net income                                           $0.16         $0.23          $0.44        $0.37
                                                    =========    =========       =========    =========

Fully diluted earnings per share:
   Net income before extraordinary loss                 $0.17         $0.23          $0.47        $0.43
   Extraordinary loss                                    0.01                         0.03
                                                    ---------      --------      ---------    ---------
   Net income                                           $0.16         $0.23          $0.44        $0.43
                                                   ==========    =========       =========   ==========

Weighted average common shares:
   Primary                                             60,332        52,128         58,360       49,202
   Fully diluted                                       62,779        56,222         62,067       50,856


                     PROFFITT'S, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)(continued)
                 (in thousands, except per share amounts)

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

2. On August 20, 1997, the Company's Board of Directors approved a 2-for-1 stock split of the outstanding shares of the Company's Common Stock.
     The split was effected in the form of a stock dividend and entitled each shareholder to receive one additional share for each outstanding share of Common Stock held of record as of the close of business on October 15, 1997.

3.   See notes to condensed consolidated financial statements.



                     PROFFITT'S, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (in thousands)

                                                      Nine Months Ended
                                                ----------------------------
                                                 November 1,      November 2,
                                                   1997              1996
                                                ------------      -----------
OPERATING ACTIVITIES
Net income                                           $25,671           $21,982
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                      32,899            30,107
   Deferred income taxes                               1,295           (3,068)
   Losses (gains) from long-lived assets                 191           (2,597)
   Other non-cash charges                                220               210
   ESOP expenses                                       8,786               863
   Changes in operating assets and
      liabilities, net                              (36,961)          (35,578)
                                                  ----------        ----------
      Net cash provided by (used in)
        operating activities                          32,101            11,919

INVESTING ACTIVITIES
   Purchases of property and equipment, net         (82,434)          (43,138)
   Proceeds from sale of assets                       21,347             5,337
   Acquisition of Parisian                                           (119,070)
   Increase in restricted cash and
      short-term investments                                           (2,090)
   Other, net                                                              331
                                                  ----------        ----------
   Net cash used in investing activities            (61,087)         (158,630)

FINANCING ACTIVITIES
   Net borrowings under short-term
      line of credit                                                    21,325
   Proceeds from long-term borrowings, net           122,446           116,600
   Payments on long-term debt                      (110,895)          (13,088)
   Proceeds from issuance of stock                    14,016             6,223
   ESOP loan repayment                                 9,778
   Purchase of treasury stock                                          (2,057)
   Payments to common and preferred
      shareholders                                   (1,124)           (5,787)
                                                  ----------        ----------
      Net cash provided by (used in)
        financing activities                          34,221           123,216

      Increase (decrease) in cash and
        cash equivalents                               5,235          (23,495)
      Cash and cash equivalents at
        beginning of period                            3,382            29,178
                                                  ----------        ----------
                                                      $8,617            $5,683
                                                  ==========        ==========
See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. The financial statements include the accounts of Proffitt's, Inc. and its subsidiaries, including its special purpose receivables financing subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

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

                                Three Months Ended   Nine Months Ended
                                 November 2, 1996     November 2, 1996
                               (in thousands, except per share amounts)
Pro forma:
Net sales                                 $  576,478       $ 1,592,970
Net income                                $    6,983       $    14,351
Earnings per common share:
     Primary                              $      .13       $       .19
     Fully diluted                        $      .13       $       .25

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

For the third quarter and nine month periods ended November 1, 1997 and November 2, 1996, the Company incurred certain integration costs related to its business combinations with Younkers (completed February 3, 1996), Parisian, and Herberger's. These pre-tax charges totaled $1.2 million and $.7 million, respectively, for the quarters ended November 1, 1997 and November 2, 1996, respectively, and $4.3 million and $4.9 million, respectively, for the nine month periods ended November 1, 1997 and November 2, 1996.

A reconciliation of the aforementioned charges to the amounts of merger, restructuring, and integration costs remaining unpaid at November 1, 1997 was as follows (in thousands):

     Amounts unpaid at February 1, 1997                         $ 9,391
     Adjustments to amounts unpaid at February 1, 1997                0
     Amounts related to continuing integration efforts
       for the nine months ended November 1, 1997                 4,272
     Amounts paid during the nine months ended
       November 1, 1997                                          (8,435)
                                                               ---------
     Amounts unpaid at November 1, 1997                         $ 5,228

NOTE C -- INCOME TAXES

The difference between the actual income tax expense and the amount expected by applying the statutory federal income tax rate is due to the inclusion of state income taxes, the amortization of goodwill and tradenames, and certain ESOP charges (see Note F) which are not deductible for income tax purposes.

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

NOTE D --  DEBT CONVERSION

In October 1997, the Company completed the call of $86.25 million in principal amount of its 4-3/4% Convertible Subordinated Debentures ("Debentures"). $86.225 in principal amount of the Debentures were converted into an aggregate of 2,019,387 shares of Proffitt's, Inc. Common Stock. Holders of $25,000 in principal amount of the Debentures received a cash redemption.

NOTE E -- STOCK SPLIT

In August 1997, the Company's Board of Directors approved a 2-for-1 stock split of the outstanding shares of the Company's Common Stock. The split was effected in the form of a stock dividend; each shareholder received one additional share for each outstanding share of Common Stock held of record as of the close of business on October 15, 1997.

NOTE F -- ESOP TERMINATION

In August 1997, the Company announced the planned December 1997 termination of Herberger's Employee Stock Ownership Plan ("ESOP"). The planned termination resulted in a third quarter 1997 charge (primarily non-cash) of approximately $7.9 million. As a result, the Company received approximately $10 million in cash representing payment of notes receivable from the ESOP. Certain unallocated common shares of the Company held by the ESOP, with a value of approximately $7.1 million, will be allocated to the ESOP participants, resulting in the charge. Subsequent to this one-time charge, the Company will incur no future ESOP related charges.

NOTE G -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (i) Proffitt's, Inc.; (ii) on a combined basis, the guarantors of Proffitt's, Inc.'s Senior Notes (which are all of the wholly-owned subsidiaries of Proffitt's, Inc., except for Proffitt's Credit Corporation ("PCC") and Younkers Credit Corporation ("YCC")); and (iii) on a combined basis, PCC and YCC, the only non-guarantor subsidiaries of the Senior Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries.

Proffitt's, Inc. is comprised of substantially all of the Proffitt's and Younkers store operating divisions and certain corporate management and financing functions. Borrowings and the related interest expense under Proffitt's, Inc. revolving credit facility are allocated to Proffitt's, Inc. and the guaranty subsidiaries under an informal lending arrangement. There are also management and royalty fee arrangements among Proffitt's, Inc. and the subsidiaries.

PROFFITT'S, INC.
Condensed Consolidating Balance Sheets (Unaudited) at November 1, 1997
(In Thousands)

                                                                       Non-
                                                      Guarantor        Garan-
                                           Proffitt's,  Subsid-       tor Sub-  Elimina-   Consol-
                                             Inc.        iaries     sidiaries    tions     idated
                                           ---------- ---------     ----------  -------  --------
Current Assets
   Cash and cash equivalents                 $11,896    ($14,294)                $11,015    $8,617
   Residual interest in trade
      receivables                                 33          73        58,335                 58,441
   Merchandise inventories                   231,262      448,259                             679,521
   Deferred income taxes                       5,018       9,471           310                 14,799
   Notes receivable from sale of
      receivables                                         18,871                 ($18,871)
   Other current assets                        6,087      19,544                               25,631
                                            ---------   ---------     ---------  ---------  ----------
           Total current assets              254,296     481,924        69,660    (18,871)    787,009

Property and equipment, net                  182,134     362,009                              544,143
Goodwill and tradenames, net                   7,825     264,589                              272,414
Other assets                                   2,332      21,256         4,699                 28,287
Investment in and advances to
   subsidiaries                              664,477      16,221                 (680,698)
                                            ---------   ---------     ---------  ---------  ----------
            Total Assets                  $1,111,064  $1,145,999       $74,359  ($699,569) $1,631,853


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Trade accounts payable                    $83,088    $177,879                             $260,967
   Accrued expenses and other
     current liabilities                      22,317      84,098       $11,194                117,609
   Notes payable from purchase of
     receivables                                                        18,871   ($18,871)
   Current portion of long-term debt             452       6,884                                7,336
                                            ---------   ---------     ---------  ---------  ----------
            Total current liabilities        105,857     268,861        30,065    (18,871)    385,912

Senior debt                                  283,494      43,466                              326,960
Deferred income taxes                          8,329      58,065                               66,394
Other long-term liabilities                    9,139      42,606                               51,745
Subordinated debt                             14,737      96,597                              111,334
Investment by, and advances from parent                  636,404        44,294   (680,698)
Shareholders' equity                         689,508                                          689,508
                                            ---------   ---------     ---------  ---------  ----------
         Total liabilities and
           shareholders equity            $1,111,064  $1,145,999       $74,359  ($699,569) $1,631,853

PROFFITT'S, INC.
Condensed Consolidating Statements of Income (Unaudited)
For the Three Months Ended November 1, 1997
(In Thousands)
                                                                       Non-
                                                      Guarantor        Garan-
                                           Proffitt's,  Subsid-       tor Sub-  Elimina-   Consol-
                                             Inc.        iaries     sidiaries    tions     idated
                                           ---------- ---------      --------  ---------  --------
Net Sales                                   $186,710    $405,524                             $592,234
Costs and Expenses
   Cost of sales                             117,839     256,147                              373,986
   Selling, general and administrative        35,668      94,340        $8,044                138,052
   Other operating expenses                   14,749      31,444            (1)                46,192
   Store pre-opening costs                         0       1,983                                1,983
   Merger, restructuring and
      integration costs                            0       1,170                                1,170
   Loss (gain) on sale of assets                  (3)        164                                  161
   ESOP expenses                                   0       7,938                                7,938
                                            ---------   ---------     ---------  ---------  ----------
            Operating income (loss)           18,457      12,338        (8,043)                22,752

Other income (expense)
   Finance charge income                                                14,818                 14,818
   Finance charge income allocated                                      (3,864)                (3,864)
   Gain (Loss) on sale of receivables         (2,281)     (4,177)        5,272      1,186
   Servicer fees                                           2,924        (2,924)
   Equity in earnings of subsidiaries          2,324       2,106                   (4,430)
   Interest expense, net                      (2,983)    ($7,186)         (624)               (10,793)
   Other income (expense), net                  (135)        429            (1)                   293
                                            ---------   ---------     ---------  ---------  ----------

Income before provision for income taxes      15,382       6,434         4,634     (3,244)     23,206
Provision for income taxes                     6,124       5,950           449        451      12,974
                                            ---------   ---------     ---------  ---------  ----------

Net income before extraordinary loss           9,258         484         4,185     (3,695)     10,232
Extraordinary loss on early
   extinguishment of debt, net of tax                        363                                  363
                                            ---------   ---------     ---------  ---------  ----------
NET INCOME                                     $9,258        $121        $4,185   ($3,695)      $9,869
                                             ========    ========      ========   ========    ========

PROFFITT'S, INC.
Condensed Consolidating Statements of Income (Unaudited)
For the Nine Months Ended November 1, 1997
(In Thousands)

                                                                       Non-
                                                      Guarantor        Garan-
                                           Proffitt's,  Subsid-       tor Sub-  Elimina-   Consol-
                                             Inc.        iaries     sidiaries    tions     idated
                                           ---------- ---------      ---------  --------  --------
Net Sales                                   $496,667  $1,114,224                           $1,610,891
Costs and Expenses
   Cost of sales                             318,702     704,039                            1,022,741
   Selling, general and administrative       112,558     264,556       $11,813                388,927
   Other operating expenses                   39,389      90,365                              129,754
   Store pre-opening costs                        57       3,306                                3,363
   Merger, restructuring and integration
     costs                                        98       4,174                                4,272
   Loss (gain) on sale of assets                  (8)        199                                  191
   ESOP expenses                                           9,470                                9,470
                                            ---------   ---------     ---------  ---------  ----------
            Operating income (loss)           25,871      38,115      (11,813)                 52,173

Other income (expense)
   Finance charge income                                                45,148                 45,148
   Finance charge income allocated                                     (12,547)               (12,547)
   Gain (Loss) on sale of receivables         (3,262)     (9,867)       13,129
   Servicer fees                                           5,791        (5,791)
   Equity in earings of subsidiaries          17,773       6,424                  (24,197)
   Interest expense, net                      (9,082)    (21,439)       (1,963)               (32,484)
   Other income (expesne), net                  (271)        831           122                    682
                                            ---------   ---------     ---------  ---------  ----------

Income before provision for income taxes      31,029       19,855       26,285   (24,197)      52,972
Provision for income taxes                     5,357       10,711        9,750                 25,818
                                            ---------   ---------     ---------  ---------  ----------

Net income before extraordinary loss          25,672       9,144        16,535    (24,197)     27,154
Extraordinary loss on early extinguishment
   of debt, net of tax                                     1,483                                1,483
                                            ---------   ---------     ---------  ---------  ----------
NET INCOME                                   $25,672      $7,661       $16,535   ($24,197)    $25,671
                                             ========    ========      ========   ========    ========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED NOVEMBER 1, 1997


                                                                       Non-
                                                      Guarantor        Garan-
                                           Proffitt's,  Subsid-       tor Sub-  Elimina-   Consol-
                                             Inc.        iaries     sidiaries    tions     idated
                                           ---------- ---------      --------   ---------  --------
OPERATING ACTIVITIES
Net income                                    $25,672      $7,661       $16,535  ($24,197)     $25,671
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Equity in earnings of subsidiaries        (17,773)     (6,424)                   24,197
   Depreciation and amortization                9,786      23,113                               32,899
   Deferred income taxes                        3,559     (2,362)            98                  1,295
   Losses (Gains) from long lived assets          (8)         199                                  191
   ESOP expense                                             8,786                                8,786
   Other non-cash charges                         220                                              220
   Changes in operating assets and
     liabilities, net                          18,400    (75,313)        19,952               (36,961)
                                            ---------   ---------     ---------  ---------  ----------
            Net cash provided by
              (used in) operating
              activities                       39,856    (44,340)        36,585                 32,101

INVESTING ACTIVITIES
   Purchase of property and
     equipment, net                           (6,614)    (75,820)                             (82,434)
   Proceeds from sale of assets                21,347                                           21,347
                                            ---------   ---------     ---------  ---------  ----------
            Net cash provided by
              (used in) investing
              activities                       14,733    (75,820)                             (61,087)

FINANCING ACTIVITIES
   Inter-company borrowings                 (160,324)     190,188      (29,864)
   Proceeds from long term borrowings         122,446                                          122,446
   Payments on long term debt                (30,709)    (80,186)                            (110,895)
   Proceeds from issuance of stock             14,016                                           14,016
   ESOP loan repayment                                      9,778                                9,778
   Dividends paid to shareholders                         (1,124)                              (1,124)
                                            ---------   ---------     ---------  ---------  ----------
            Net cash provided by
               (used in)financing
               activities                    (54,571)     118,656      (29,864)                 34,221
            Increase (decrease) in
               cash and cash equivalents           18     (1,504)         6,721                  5,235
            Cash and cash equivalents at
                beginning of period            11,878    (12,790)       (4,294)                  3,382
                                            ---------   ---------     ---------  ---------  ----------
            Cash and cash equivalents at
                end of period                 $11,896   ($14,294)       $11,015        $                       $8,617
                                             ========    ========      ========   ========     =======


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Accounts receivable, inventory, accounts payable, and senior debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

November 1, 1997 merchandise inventory, property and equipment, and accounts payable balances increased over November 2, 1996 balances primarily due to four new store locations opened (net of closings) during 1997.

November 1, 1997 subordinated debt decreased from the balances at February 1, 1997 and November 2, 1996 primarily due to the conversion of $86.225 million of subordinated debentures into Common Stock; see Note D on page 8.

November 1, 1997 equity increased over the balances at February 1, 1997 and November 2, 1996 primarily due to net earnings and the previously mentioned conversion of subordinated debentures into Common Stock.

During the third quarter of 1997, the Company concluded its assessment of the effect of the year 2000 on its information systems. The cost of the assessment and the resulting systems modifications will result in non-recurring charges of approximately $1 million in 1997 and approximately $2 million in 1998.
Management expects to be year 2000 compliant upon the completion of these modifications in the third quarter of 1998.


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

                           Three Months Ended      Nine Months Ended
                           ------------------       ----------------
                            11/1/97   11/2/96      11/1/97   11/2/96
                           --------    --------    -------   -------

Net sales                  100.0%      100.0%       100.0%    100.0%
Costs and expenses:
   Cost of sales            63.1        64.1         63.5      64.4
   Selling, general &
     administrative
     expenses               23.3        23.5          24.1     24.3
   Other operating
     expenses                7.9         7.6           8.1      8.2
   Store pre-opening
     costs                   0.3         0.1           0.2      0.1
   Merger, restructuring
     and integration
     costs                   0.2         0.1           0.3      0.4
   Loss (gain) from long-
     lived assets            0.0        (0.1)          0.0     (0.2)
   ESOP expenses             1.3         0.3           0.6      0.1

                           --------    --------    -------   -------
   Operating income          3.9         4.4           3.2      2.7
Other income (expense):
   Finance charge income     2.5         2.5           2.8      2.8
   Finance charge income
      allocated to purch-
      asers of accounts
      receivable            (0.7)       (0.8)         (0.7)    (0.9)
   Interest expense         (1.8)       (1.5)         (2.0)    (1.4)
   Other income, net         0.0         0.0           0.0      0.0
                           --------    --------    -------   -------
Income before provision
   for income taxes          3.9         4.6           3.3      3.2
   Provision for income
     taxes                   2.2         1.9           1.6      1.3
                           --------    --------    -------   -------
Net income before extra-
   ordinary loss             1.7         2.7           1.7      1.9
   Extraordinary loss,
     net of tax              0.1         0.0           0.1      0.0
                           --------    --------    -------   -------
NET INCOME                   1.6%        2.7%          1.6%     1.9%

For the third quarter ended November 1, 1997, total Company sales were $592.2 million, a 31% increase over $453.3 million in the prior year. The third quarter sales increase was primarily attributable to the inclusion of Parisian sales for the entire period this year ($171.9 million) compared to the inclusion of Parisian sales beginning on October 11 last year ($39.5 million) as well as comparable store sales growth of 5%. Total and comparable store sales by division were as follows:

                            Quarter   Quarter     Total     Comparable
                             ended      ended     increase  increase
                            11/1/97   11/2/96    (decrease)           (decrease)
                           --------    --------  -------     -------

Proffitt's                 $  59.6    $  66.9      (10%)       9%
McRae's                      118.9      111.0        8%        2%
Younkers                     158.7      150.9        6%        5%
Herberger's                   83.1       85.0      ( 2%)       6%
                            -------   -------    -------     -------
Divisions in comp base      $420.3     $413.8        2%        5%
Parisian                     171.9       39.5        --        4%
                            -------   -------    -------     -------
Total Company               $592.2     $453.3        31%        --

On a year-to-date basis, total Company sales were $1,610.9 million, a 39% increase over $1,161.8 million in the prior year. The year-to-date sales increase was primarily attributable to the inclusion of Parisian sales for the entire period this year ($479.6 million) compared to the inclusion of Parisian sales beginning on October 11 last year ($39.5 million) as well as comparable store sales growth of 5%. Total and comparable store sales by division were as follows:

                            9 mos.     9 mos.     Total     Comparable
                             ended      ended     increase  increase
                            11/1/97   11/2/96    (decrease) (decrease)
                           --------    --------  -------     -------

Proffitt's                  $163.1     $182.5     (10%)       8%
McRae's                      326.8      313.3       4%        3%
Younkers                     420.3      401.3       5%        6%
Herberger's                  221.1      225.2     ( 2%)       3%
                            -------   -------    -------     -------
Divisions in comp base    $1,131.3   $1,122.3       1%        5%
Parisian                     479.6       39.5       --       (1%)
                            -------   -------    -------     -------
Total Company             $1,610.9   $1,161.8      39%        --

The total store sales performance for the periods indicated reflects the sale of two Younkers stores in March 1996, the closing of one Younkers store in August 1996, the sale of the inventory of seven Proffitt's Division stores in December 1996 in connection with the March 1997 sale of those stores, the closing of one Herberger's store in January 1997, the closing of a McRae's store and a Parisian store in October 1997. Total store sales performance also reflects the opening of the following new units:
McRae's stores in March 1996 (one), August 1997 (one), and October 1997 (two); a Proffitt's Division store in October 1996; and new Parisian stores in February 1997, April 1997, and October 1997 (one each).

For the third quarter and nine months, gross margin percentages increased 100 and 90 basis points, respectively, over the prior year. This improvement was achieved through solid sales growth, effective inventory control, the initial realization of benefits related to increased purchasing scale, shifts in the merchandise mix of select stores, and the effects of inventory repositioning at both the Parisian and Herberger's businesses, which was initiated in late 1996.

Selling, general, and administrative expenses declined as a percentage of net sales for the third quarter and nine months by 20 basis points in each period. This expense leverage primarily resulted from the early stages of targeted cost reductions related to each of the Company's completed business combinations and was achieved in spite of the inclusion this year of Parisian, which has historically been a higher expense structure business.

Other operating expenses, which consist of rents, depreciation and amortization, and taxes other than income taxes, increased as a percentage of net sales for the third quarter by 30 basis points and declined by 10 basis points on a year-to-date basis. The increase in the third quarter was primarily due to the timing of certain rental expenses. The year-to-date decrease was primarily due to the effect of closed underperforming stores.

Store pre-opening costs increased by 20 and 10 basis points for the third quarter and nine months, respectively, due to the increased number of new stores opened in 1997 compared to 1996.

Total financing costs, which include interest expense and finance charge income allocated to the third party purchasers of accounts receivable, increased as a percentage of net sales for the third quarter and nine months by 20 and 40 basis points, respectively, primarily due to additional borrowings related to the October 1996 purchase of Parisian.

Prior to the non-recurring items outlined below, third quarter net income totaled $19.4 million, or $.32 per share, a 48% increase over $13.2 million, or $.25 per share last year. Prior to non-recurring items, net income for the nine months totaled $39.4 million, or $.66 per share, compared to $24.5 million, or $.48 per share, for the same period last year, a 61% increase.

In conjunction with the Company's business combinations with Younkers (completed February 3, 1996), Parisian, and Herberger's, the Company incurred certain non-recurring integration charges in each period presented. For the quarter ended November 1, 1997, these charges totaled $1.2 million before tax, or 0.2% of net sales ($.7 million after tax, or $.01 per share). For the quarter ended November 2, 1996, these charges totaled $.7 million before tax, or 0.1% of net sales ($.4 million after tax, or $.01 per share). For the nine months ended November 1, 1997, these charges totaled $4.3 million before tax, or 0.3% of net sales ($2.6 million after tax, or $.04 per share). For the nine months ended November 2, 1996, these charges totaled $4.9 million before tax, or 0.4% of net sales ($2.9 million after tax, or $.06 per share).

For the nine months ended November 2, 1996, the Company realized pre-tax gains of $2.6 million on the sale of assets ($1.6 million after tax, or $.03 per share) primarily related to the Company's March 1996 sale of two Younkers stores to Carson Pirie Scott & Co.

For the quarters ended November 1, 1997 and November 2, 1996, the Company incurred expenses of $7.9 million, or 1.3% of net sales, and $1.3 million, or 0.3% of net sales, respectively, related to the Company's Employee Stock Ownership Plan (ESOP) maintained at the Herberger's Division. On an after-tax basis, these charges totaled $8.3 million, or $.14 per share, and $.8 million, or $.01 per share, respectively. For the nine months ended November 1, 1997 and November 2, 1996, the Company incurred ESOP expenses of $9.5 million, or 0.6% of net sales, and $1.7 million, or 0.1% of net sales, respectively. On an after-tax basis, these charges totaled $9.5 million, or $.16 per share, and $1.1 million, or $.02 per share, respectively. The majority of the current year ESOP charges ($7.9 million) related to the previously announced planned December 31, 1997 termination of the ESOP and are not tax deductible.

For the quarter and nine months ended November 1, 1997, the Company incurred extraordinary losses on the early retirement of certain indebtedness of $.4 million after tax, or $.01 per share, and $1.5 million after tax, or $.03 per share, respectively.

After these non-recurring items, net income for the quarter ended November 1, 1997 totaled $9.9 million, or $.16 per share, compared to $12.1 million, or $.23 per share, for the quarter ended November 2, 1996. On the same basis, for the nine months ended November 1, 1997, net income totaled $25.7 million, or $.44 per share, compared to $22.0 million, or $.43 per share, last year. The increase in earnings over the prior year primarily was due to improved gross margin performance and leverage on operating expenses netted against increased financing costs related to the Parisian acquisition.



                        PROFFITT'S, INC.

                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibits.
          3.1 Amended and Restated Charter of the Company, incorporated by reference from the Form S-4
               Registration Statement No. 333-41653 dated December
               5, 1997
          3.2 Amended and Restated Bylaws of the Company, incorporated by reference from the Form S-4
               Registration Statement No. 333-41563 dated December
               5, 1997
          11.1 Statement re: Computation of Earnings per Common
               Share
          27.1 Financial Data Schedule

     (b) Form 8-K Reports.

                  A report on Form 8-K was filed with the
Commission on October 17, 1997
                    regarding the Company's accounts receivable master trust.

             A report on Form 8-K was filed with the Commission on
October 30, 1997,                regarding the Company's proposed
merger with Carson Pirie Scott & Co.


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


                                        PROFFITT'S, INC.
                                   ______________________________
                                             Registrant

                                             12/15/97
                                   ______________________________
                                             Date



                                   /s/     Douglas E. Coltharp
                                   _______________________________
                                        Douglas E. Coltharp
                                         Executive Vice President
                                        and Chief Financial Officer