Form 10-K405
period 1998-01-31
PROFFITTS INC
filed 1998-05-01
CIK 812900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K
(Mark One)
(X)  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
          For Fiscal Year Ended:  January 31, 1998 or
( )  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
    For the transition period from _____________________ to
                     ______________________

                Commission File Number:  1-13113
     Exact name of registrant as specified in its charter:
                        PROFFITT'S, INC.
               State of Incorporation:  Tennessee
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1998 was approximately $3,204,000,000.

As of March 16, 1998, the number of shares of the Registrant's Common Stock outstanding was 89,484,567.
              DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Proffitt's, Inc. Annual Report to Shareholders for the Fiscal Year Ended January 31, 1998 are incorporated by reference into Part II.
(2) Portions of the Proffitt's, Inc. Proxy Statement dated April 30, 1998 for the Annual Shareholders' Meeting to be held on June 10, 1998 are incorporated by reference into Part III.

The Exhibit Index is on page _______ of this document.

                      TABLE OF CONTENTS

             Item                                               Page

Part I         1   Business.                                          3

               2   Properties.                                        9

               3   Legal Proceedings.                                10

               4   Submission of Matters to a Vote of
                      Security Holders.                              11

                   Executive Officers of the Registrant.             11

Part II        5   Market for Registrant's Common Equity
                      and Related Stockholder Matters.               13

               6   Selected Financial Data.                          13

               7   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations.                                    13

              7A   Quantitative and Qualitative Disclosures
                      About Market Risk.                             13

               8   Financial Statements and Supplementary Data.      13

               9   Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.        13

Part III      10   Directors and Executive Officers of the
                      Registrant.                                    14

              11   Executive Compensation.                           14

              12   Security Ownership of Certain Beneficial
                      Owners and Management.                         14

              13   Certain Relationships and Related
                      Transactions.                                  14

Part IV       14   Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K.                           15

Signatures                                                           17

                              PART I

Item 1.  Business

General

Founded in 1919, Proffitt's, Inc. ("Proffitt's" or the "Company") is a leading regional department store company primarily offering moderate to better brand name fashion apparel, shoes, accessories, cosmetics, decorative home furnishings, and furniture in selected locations. The Company's stores are principally anchor stores in leading regional or community malls. Proffitt's also operates four free-standing furniture stores.
The Company currently operates a total of 237 stores (including the four furniture stores) under the following nameplates:
Proffitt's (24 stores), McRae's (31 stores), Younkers (50 stores), Parisian (40 stores), Herberger's (37 stores), Carson Pirie Scott (30 stores), Boston Store (12 stores), and Bergner's (13 stores).

All of the Company's department stores, excluding the Parisian stores, are considered traditional department stores, emphasizing moderate to better prices. The Parisian stores are specialty department stores and carry a more upscale and unique assortment of merchandise than the traditional department stores, with higher price points. Parisian stores do not carry home furnishings.

Proffitt's has experienced significant growth since 1994, primarily through a series of acquisitions. The Company's major acquisitions are outlined below:

                                            Current
                                           Number of                      Date          Accounting
 Name                 Headquarters          Stores    Locations        Acquired        Treatment
 ----------           --------------      ----------  ----------      ---------       ----------
 McRae's              Jackson, MS            31        Southeast    March 31, 1994        Purchase
 Younkers             Des Moines, IA         50        Midwest      February 3, 1996      Pooling
 Parisian             Birmingham, AL         40        Southeast/   October 11, 1996      Purchase
                                                       Midwest
 Herberger's          St. Cloud, MN          37        Midwest      February 1, 1997      Pooling
 Carson Pirie Scott,  Milwaukee, WI          55        Midwest      January 31, 1998      Pooling
 Boston Store, and
 Bergner's


In addition to acquisitions, the Company historically has grown through opening new stores. During 1997, the Company opened three new McRae's units (Biloxi, Mississippi; Baton Rouge, Louisiana; and Meridian, Mississippi) and four new Parisian units (Macon, Georgia; Tupelo, Mississippi; metropolitan Atlanta, Georgia; and Birmingham, Alabama). The Company opened one Proffitt's store in March 1998 (Parkersburg, West Virginia) and has plans to open one Younkers store in July 1998 (Coralville, Iowa). Proffitt's also routinely expands and renovates stores.

In March 1998, the Company acquired Brody Brothers Dry Goods Company, Inc. a department store chain with six units in North Carolina. The Company will convert four of these stores to the Proffitt's nameplate and close two of the smaller units in May 1998.

The Company also may close stores in the normal course of business. In 1998, Proffitt's closed its Parisian clearance center in Birmingham, Alabama. The Company also closed another Parisian store in Birmingham and one McRae's store in Meridian, Mississippi, both of which where replaced by new units previously discussed.

The Company has announced its planned July 1998 closing of one
Parisian store in Cincinnati, Ohio and the scheduled October 1998 conversion of two McRae's stores located in Florence, Alabama and Montgomery, Alabama into Parisian stores.

Merchandising, sales promotion, and certain store operating support functions are conducted in multiple locations. The Proffitt's Merchandising Group, headquartered in Birmingham, was formed in 1996 to coordinate merchandise planning and execution for the Company. Certain back office administrative support functions for the Company, such as accounting, credit card administration, store planning, and management information systems, are centralized.

Merchandising

Proffitt's merchandising strategy is to provide middle to upper income customers a wide assortment of quality fashion apparel, shoes, accessories, cosmetics, and decorative home furnishings at competitive prices. Proffitt's commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes it a preferred distribution channel for premier brand-name merchandise. Key brands featured in the Company's stores include Liz Claiborne, Jones New York, Calvin Klein, Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Estee Lauder, Clinique, Lancome, Nine West, Enzo, and Waterford. Additional specialty brands carried at Parisian stores include: Sigrid Olson, Robert Talbott, Barry Bricken, Ike Behar, MAC, Bobbi Brown, Trish McEvoy, BCBG, Birkenstock, and Brighton.

Proffitt's supplements its branded assortments with high-quality private-label merchandise in selected areas. The Company has traditionally utilized outside buying services, primarily Frederick Atkins and Associated Merchandising Corporation, to develop and source private label merchandise. The Company is developing a private brand program in house, which will reduce Proffitt's reliance on outside sources to develop these products. Products are being developed in five key areas: women's better career apparel, women's casual apparel, men's casual apparel, children's apparel, and home. The new private brand program will be introduced into the Company's stores beginning in the second half of 1998. Management's goal is to increase private brand sales from its current 7% of total sales to 12% over a two year period. Management expects this program will enhance merchandise margins and create differentiation from competitors through unique, high quality product offerings at attractive prices.

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

In 1996, the Company formed the Proffitt's Merchandising Group (the "PMG") headquartered in Birmingham, Alabama. The PMG ensures coordination of merchandising planning and execution, as well as visual, marketing, and advertising activities for the Company, while supporting the Company's strategy of merchandising with regional assortments.

Certain departments in Proffitt's stores are leased to independent companies in order to provide high quality service and merchandise where specialization and expertise are critical and economics do not justify Proffitt's direct participation in the business. The leased departments vary by store to complement Proffitt's own merchandising departments. The principal leased department is fine jewelry. The Carson's, Bergner's, and Boston Store stores also have a leased shoe business. The terms of the lease agreements typically are between one and four years and require the lessee to pay for fixtures and provide its own employees. Leased department sales are included in Proffitt's total sales. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

The shoe business was a leased operation at the Younkers stores until August 1996, when it was converted to an owned operation. This conversion enhanced sales and gross margins for the Company. The Company intends to convert the Carson's, Bergner's, and Boston Store leased shoe operations to owned at the end of 1998. Management expects that sales and margins will be improved as a result of this conversion. The shoe departments at all of the Company's other stores are owned.

For the year ended January 31, 1998, Proffitt's percentages of net sales by major merchandise category were as follows:

               Women's                          31.3%
               Men's                            16.8
               Home                             12.8
               Cosmetics                        11.0
               Children's                        7.5
               Accessories                       6.5
               Shoes                             5.6
               Lingerie                          3.8
                                                -----
               Owned                            95.3
               Leased                            4.7
                                                -----
               Total                           100.0%

Pricing

Proffitt's primary merchandise focus is on moderate to better-priced nationally branded merchandise. Management believes that many customers respond to promotional events more favorably than they do to "everyday low pricing." Accordingly, although the Company continues to maintain a pricing structure that provides value to its customers, Proffitt's runs various promotional events throughout the year.

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

The Company has seven distribution facilities serving its stores.
Refer to "Item 2. Properties" for a listing of these facilities.

The Company's distribution facilities are linked electronically to the Company's merchandising staffs through a computerized purchase order management system, facilitating rapid re-order and replenishment of merchandise. Proffitt's utilizes UPC barcode technology which is designed to move merchandise onto the selling floor more quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities.
For example, high speed automated conveyor systems are capable of scanning bar coded labels and diverting cartons to the proper merchandise processing areas. Some types of merchandise are being processed in the receiving area and immediately "cross docked" to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor's bar code and transmit the necessary information to a computer to check-in merchandise. This technology, when fully utilized, will create a nearly paperless environment for the distribution function.

Management Information Systems

Proffitt's believes that technological investments are necessary to support its business strategy, and, as a result, the Company has continually upgraded its information systems to improve operations and support future growth.

Proffitt's information systems provide information necessary for management operating decisions, cost reduction programs, and customer service enhancements. Individual data processing systems include point-of-sale and sales reporting, purchase order management, receiving, merchandise planning and control, payroll, human resources, general ledger, credit card administration, and accounts payable systems. Bar code ticketing is used, and scanning is utilized at all point-of-sale terminals. Information is made available on-line to merchandising staff and store management on a timely basis, thereby reducing the need for paper reports.

Proffitt's uses electronic data interchange technology ("EDI") with many of its top vendors. EDI allows the Company to speed the flow of information and merchandise in order to capitalize on emerging sales trends, maximize inventory turnover, and minimize out-of-stock conditions. The Company's use of EDI technology includes an advance shipping notice system ("ASN"). The ASN system identifies discrepancies between merchandise that is ready to be shipped from a vendor's warehouse and that which was ordered from the vendor. This early identification provides the Company with a window of time to resolve any discrepancies in order to speed merchandise through the distribution facilities and into its stores.

Proffitt's completed its assessment of the year 2000 effect on the Company's systems and began the necessary systems modifications during 1997. The Company expects to be year 2000 compliant by December 31, 1998.

Marketing

Proffitt's advertising and promotions are coordinated to reinforce its market position as a fashion department store selling quality merchandise at competitive prices. Advertising is balanced among fashion advertising, price promotions, and special events.

Proffitt's uses a multi-media approach, including newspaper, television, radio, and direct mail. The Company's advertising and special events are produced by regional in-house sales promotion staffs in conjunction with outside advertising agencies. Proffitt's utilizes data captured through the use of proprietary credit cards to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments, and store locations. To promote its image as the fashion leader in its markets, Proffitt's also sponsors fashion shows and in-store special events highlighting the Company's key brands.

Proprietary Credit Cards

The Company issues proprietary credit cards for each of its store nameplates. Frequent use of the Company's proprietary credit cards by customers is an important element in the Company's marketing and growth strategies. The Company believes that proprietary credit card holders shop more frequently with the Company, purchase more merchandise, and are generally more loyal to the Company than are customers who pay with cash or third-party credit cards. As previously mentioned, the Company also makes frequent use of the names and addresses of its proprietary credit card holders in direct marketing efforts.

The Company seeks to expand the number and use of its proprietary credit cards by, among other things, providing incentives to sales associates to open "instant credit" accounts, which can generally be opened within approximately three minutes. Also, customers who open accounts are entitled to certain discounts on initial and subsequent purchases. The Company has created various loyalty programs that reward customers for frequency and volume of proprietary charge card usage. The Company's credit card customers are offered private shopping nights, direct mail catalogs, and advance notice of sale events.

A proprietary credit card was introduced at the Company's
Herberger's stores in May 1997.   Prior to that time, Herberger's
customers were not offered a Herberger's proprietary card.

The Company has approximately 2.9 million credit accounts which have been active within the prior six months. Approximately 45% of the Company's 1997 sales were transacted on the Company's proprietary credit cards (approximately 48% excluding the newly issued Herberger's card).

All of the Company's proprietary credit cards are now issued through the National Bank of the Great Lakes ("NBGL"), the credit card bank acquired in conjunction with the acquisition of Carson's. NBGL's credit card program is subject to government regulations, including consumer protection laws, that impose restrictions on the making and collection of consumer loans and on other aspects of credit card operations. There can be no assurance that the existing laws and regulations will not be amended or that new laws or regulations will not be adopted, in a manner that could adversely affect NBGL's credit card operations.

Trademarks

The Company owns several federally registered trademarks, including, but not limited to, its various store names and its private brands. Management believes its trademarks and trade names are important; however, management believes that the loss of any of its trademarks or trade names, other than the store nameplates, would not have a material adverse effect on the Company.

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


Associates

As of March 31, 1998, the Company employed approximately 38,000 associates, of which approximately 17,000 were employed on a part-time basis. Proffitt's hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Approximately 50 of the Company's associates are covered by a collective bargaining agreement. Proffitt's considers its relations with its employees to be good.

Item 2.  Properties.

The Company owns and operates seven distribution facilities as follows:

    Stores Served       Location of Facility         Square Feet
    -------------       -------------------          ------------
    Proffitt's          Maryville, Tennessee            85,000
    McRae's             Jackson, Mississippi           164,000
    Younkers            Green Bay, Wisconsin           182,000
    Younkers            Ankeny, Iowa                   102,000
    Parisian            Birmingham, Alabama            125,000
    Herberger's         St. Cloud, Minnesota            98,000
    Carson Pirie Scott, Rockford, Illinois             585,000
      Bergner's, and
      Boston Store


The Company's principal administrative offices are as follows:

                                                     Location of               Square     Owned/
                Office                                Facility                  Feet       Leased
          ------------------                     -----------------             -------    -------
Proffitt's stores support offices/certain         Alcoa, Tennessee              44,000    Leased
     corporate administrative offices
McRae's stores support offices/certain            Jackson, Mississippi         272,000    Owned
     corporate administrative offices
Younkers stores support offices/certain           Des Moines, Iowa             127,000    Leased
     corporate administrative offices
Parisian stores support offices/certain           Birmingham, Alabama          125,000    Owned
     corporate administrative offices
Herberger's stores support offices                St. Cloud, Minnesota          58,000    Owned
Carson Pirie Scott, Bergner's, and                Milwaukee, Wisconsin         156,000    Owned
     Boston Store stores support offices/
     certain corporate administrative offices
Carson Pirie Scott, Bergner's, and                Elm Hurst, Illinois           41,500    Leased
     Boston Store credit center


The following table sets forth certain information about the Company's stores as of March 31, 1998. The majority of the Company's stores are leased. Store leases generally require Proffitt's to pay the greater of a fixed minimum rent or an amount based on a percentage of sales. Generally, Proffitt's is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, Proffitt's contributes to common mall promotion, maintenance, property tax, and insurance expenses at its owned locations. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 15 years.

                               Gross                     Gross                 Gross
                              Square                    Square                Square
                  Number      Feet          Number      Feet      Number      Feet        States of
Store Name       of Units   (in mil.)       of Units   (in mil.) of Units   (in mil.)    Operation
------------      -------     --------     --------   ---------   --------   --------- ---------------

Proffitt's           6             .7         18          1.5       24          2.2     GA, KY, NC, VA,
                                                                                         TN, WV
McRae's             14            1.8         17          1.5       31          3.3     AL, FL, LA, MS
Younkers             -            -           50          4.9       50          4.9     IL, IA, MI, MN,
                                                                                        NE, SD, WI
Parisian             7             .6         33          3.8       40          4.4     AL, FL, GA, IN,
                                                                                        MI, MS, OH, SC, TN
Herberger's          1             .1         36          2.2       37          2.3     CO, IL, IA, MN,
                                                                                        MT, NE, ND, SD,
                                                                                        WI, WY
Carson Pirie         6             .8         24          3.9       30          4.7     IL, IN, MN
   Scott
Boston Store         8            1.7          4         .4         12          2.1     WI
Bergner's            1             .1         12        1.3         13          1.4     IL

Totals              43            5.8        194       19.5        237         25.3

Item 3.  Legal Proceedings.

The Company is involved in several legal proceedings arising from its normal business activities, and reserves have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

In 1992, Carson Pirie Scott ("Carson's", which is now a part of the Company) commenced an adversary proceeding in the Bankruptcy Court against Bank One, Milwaukee, N.A. ("Bank One"). In the adversary proceeding, the Company alleges, among other things, that Bank One made an illegal setoff of $31.2 million from the Company's Predecessor's account at Bank One in order to reimburse itself for a $31.2 payment Bank One made to AMC under a letter of credit Bank One issued to AMC. In July 1995, the Bankruptcy Court granted Carson's motion for summary judgment in the amount of $37.6 million, plus costs, against Bank One. The Bankruptcy Count's ruling was appealed by Bank One, and the Company appealed the Bankruptcy Court's denial of prejudgment interest. On April 9, 1998, the Court of Appeals affirmed the judgment except that it remanded the case for the award of prejudgment interest in favor of the Company. Bank One has asserted that the Company's recovery is subject to a 33% reduction in accordance with the distribution Bank One would receive as an unsecured creditor under the Plan of Reorganization. While the Company believes strongly in its causes of action, the ultimate outcome of this proceeding still cannot be determined with certainly. In accordance with generally accepted accounting principles, no gain has been recognized in the Company's consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of the shareholders of Proffitt's, Inc. was held on January 30, 1998. 49,831,929 shares, or 81.12%, of the 61,433,314 shares of Common Stock entitled to vote, were represented in person or by proxy at the meeting. The matters submitted to a vote of the shareholders and the vote on these matters were as follows:

1. Approval of the Agreement and Plan of Merger ("Merger Agreement"), dated as of October 29, 1997, among Proffitt's, Inc.; LaSalle Merger Corporation, a wholly-owned subsidiary of Proffitt's, Inc.; and Carson Pirie Scott & Co., pursuant to which LaSalle Merger Corporation will merge with and into Carson's, which will result in Carson's becoming a wholly-owned subsidiary of Proffitt's, Inc.

      For: 49,800,887   Against:  11,804      Abstain:  19,238

2. Approval of the issuance of shares of the Company's Common Stock in connection with the Merger Agreement, including the issuance of shares of Company Common Stock in the Merger and upon the exercise of stock options of Carson's which pursuant to the terms of the Merger Agreement, following the Merger will constitute options to purchase shares of Proffitt's Common Stock.

      For:  49,222,523  Against:  577,597     Abstain:  31,809

3. Approval and adoption of an Amendment to the Company's Amended and Restated Charter to increase the number of shares of Company Common Stock authorized for issuance thereunder by 200 million shares from 100 million shares to 300 million shares.

      For: 48,468,880   Against:  1,408,234   Abstain:  67,569

Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name                     Age       Position
--------------          ------     -------------------------

R. Brad Martin           46        Chairman of the Board of
                                   Directors and
                                   Chief Executive Officer

James A. Coggin          55        President and Chief
                                   Operating Officer

Robert M. Mosco          48        President and Chief
                                   Executive Officer of
                                   Proffitt's Merchandising Group


Douglas E. Coltharp      36        Executive Vice President
                                   and Chief Financial Officer

Brian J. Martin          41        Executive Vice President
                                   of Law and General Counsel

Donald E. Wright         40        Senior Vice President of
                                   Finance and Acounting

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

Robert M. Mosco was promoted to President and Chief Executive Officer of Proffitt's Merchandising Group in October 1996. Between February 1996 and October 1996, Mr. Mosco served as President and Chief Executive Officer of Younkers. Mr. Mosco served as President and Chief Operating Officer of Younkers, Inc. between 1992 and January 1996. From 1989 to 1992, he held the position of Executive Vice President of Merchandising and Marketing for Younkers, Inc. Mr. Mosco joined Younkers, Inc. in 1987. Mr. Mosco began his retail career with Gimbel's and later worked for Rich's.

Douglas E. Coltharp joined Proffitt's in November 1996 as Executive Vice President and Chief Financial Officer. Mr. Coltharp was with NationsBank from 1987 to November 1996, where he held a variety of senior positions including the post of Senior Vice President of Corporate Finance.

Brian J. Martin was promoted to Executive Vice President of Law and General Counsel in May 1997. He served as Senior Vice President of Human Resources and Law and General Counsel from August 1995 to May 1997 and served as Senior Vice President and General Counsel of Proffitt's from March 1995 to August 1995. He joined Proffitt's in 1994 as Vice President and General Counsel. From June 1990 to May 1994, Mr. Martin was affiliated with the Indianapolis, Indiana law firm of Barnes and Thornburg. Mr. Martin served as Assistant Solicitor General of the United States between January 1988 and June 1990.

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


                            PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

The information set forth under the caption "Market Information," appearing on page 52 of the Proffitt's, Inc. Annual Report to Shareholders for the Fiscal Year Ended January 31, 1998 (the
"Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information set forth under the caption "Five-Year Financial
Summary" appearing on page 13
of the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The information set forth under the caption "Management's
Discussion and Analysis" appearing on pages 14 through 22 of the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

None.

Item 8.  Financial Statements and Supplementary Data.

The consolidated Financial Statements and the Report of Independent Accountants appearing on pages 23 through 51 of the Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

                            PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption "Election of Directors" contained on pages 5 through 7 of the Proffitt's, Inc.
Proxy Statement dated April 30, 1998 (the "Proxy Statement"), with respect to Directors of the Company, is incorporated herein by reference.

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from
Part I of this report under "Executive Officers of the Registrant."

The information set forth under the caption "Section 16(a) of the Securities Exchange Act of 1934" contained on pages 16 and 17 of the Proxy Statement, with respect to Director and Executive Officer compliance with Section 16(a), is incorporated herein by reference.

Item 11.  Executive Compensation.

The information set forth under the captions "Directors' Fees" and "Executive Compensation" contained on pages 7 and 8 through 10, respectively, of the Proxy Statement with respect to executive compensation is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

The information set forth under the caption "Outstanding Voting
Securities" contained on pages 4  through 5 of the Proxy
Statement with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the captions "Further Information
Concerning Directors"  contained on pages 7 and 8 of the Proxy
Statement with respect to certain relationships and related transactions is incorporated herein by reference.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)  (1) and (2)   The response to this portion of Item 14 is
     submitted as a separate section of this report.
     (3) The response to this portion of Item 14 is submitted as a separate section of this report.

(b)   Reports on Form 8-K filed during the fourth quarter.

          A report on Form 8-K was filed with the Commission on November 5, 1997 regarding the disclosure information related to the merger with Carson Pirie Scott & Co.

     Reports on Form 8-K were filed with the Commission on November 17, 1997, December 16, 1997, and January 15, 1998 regarding the Company's accounts receivable master trust.

(c)  Exhibits   The response to this portion of Item 14 is
     submitted as a separate section of this report.

(d)  Financial statement schedules   The response to this portion
     of Item 14 is submitted as a separate section of this report.


                 ITEM 14(a)(1) AND (2) AND (d)
 LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Consolidated Financial Statements
     The following consolidated financial statements and Report of Independent Accountants of Proffitt's, Inc. and subsidiaries, included on pages 23 through 51 of the Proffitt's, Inc. Annual Report to Shareholders for the Fiscal Year Ended January 31, 1998, are incorporated by reference in Item 8:
*    Consolidated Balance Sheets as of January 31, 1998 and
     February 1, 1997
* Consolidated Statements of Income for Fiscal Years Ended January 31, 1998, February 1, 1997, and February 3, 1996
* Consolidated Statements of Shareholders' Equity for Fiscal Years Ended January 31, 1998, February 1, 1997, and February 3, 1996
* Consolidated Statements of Cash Flows for Fiscal Years Ended January 31 1998, February 1, 1997, and February 3, 1996
*    Notes to Consolidated Financial Statements
*    Report of Independent Accountants

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

                                                       Proffitt's, Inc.

Date:   April 28, 1998
                                               /s/  Douglas E. Coltharp
                                            ---------------------------
                                                    Douglas E. Coltharp
                                           Executive Vice President and
                                                Chief Financial Officer
                                      Pincipal Accounting Officer

                                                   /s/ Donald E. Wright
                                             --------------------------
                                                       Donald E. Wright
                                               Senior Vice President of
                                               Financial and Accounting
                                           Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                                                     /s/ R. Brad Martin
                                              -------------------------
                                                         R. Brad Martin
                                              Chairman of the Board and
                                                Chief Executive Officer
                                            Principal Executive Officer

                                                     /s/ Ronald de Waal
                                             --------------------------
                                                         Ronald de Waal
                                             Vice Chairman of the Board

                                                    /s/ James A. Coggin
                                              -------------------------
                                                        James A. Coggin
                                  President and Chief Operating Officer

                                               /s/ Bernard E. Bernstein
                                              -------------------------
                                                   Bernard E. Bernstein
                                                               Director

                                               /s/ Stanton J. Bluestone
                                              -------------------------
                                                   Stanton J. Bluestone
                                                               Director

                                                /s/ John W. Burden, III
                                               ------------------------
                                                    John W. Burden, III
                                                               Director

                                                   /s/ Edmond D. Cicala
                                              -------------------------
                                                       Edmond D. Cicala
                                                               Director

                                                 /s/ Gerard K. Donnelly
                                              -------------------------
                                                     Gerard K. Donnelly
                                                               Director

                                                     /s/ Donald F. Dunn
                                              -------------------------
                                                         Donald F. Dunn
                                                               Director

                                                   /s/ Julius W. Erving
                                             --------------------------
                                                       Julius W. Erving
                                                               Director

                                                   /s/ Michael S. Gross
                                              -------------------------
                                                       Michael S. Gross
                                                               Director

                                                     /s/ Donald E. Hess
                                              -------------------------
                                                         Donald E. Hess
                                                               Director

                                                      /s/ G. David Hurd
                                              -------------------------
                                                          G. David Hurd
                                                               Director

                                                     /s/ C. Warren Neel
                                               ------------------------
                                                         C. Warren Neel
                                                               Director

                                               /s/ Marguerite W. Sallee
                                              -------------------------
                                                   Marguerite W. Sallee
                                                               Director


                                                   /s/ Gerald Tsai, Jr.
                                              -------------------------
                                                       Gerald Tsai, Jr.
                                                               Director

                                                   /s/ Julia A. Bentley
                                              -------------------------
                                                       Julia A. Bentley
                                                  Senior Vice President
                                                          and Secretary



Report of Independent Accountants

Board of Directors and Shareholders
Proffitt's, Inc.

We have audited the accompanying consolidated balance sheets of Proffitt's, Inc. and Subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proffitt's, Inc. and Subsidiaries as of January 31, 1998 and February 1, 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                   /s/  Coopers & Lybrand L.L.P.
                                   COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
March 19, 1998, except for Note 12
as to which the date is March 26, 1998



Report of Independent Accountants

To the Directors and Stockholders
Proffitt's, Inc.
Birmingham, Alabama

Our report on the consolidated financial statements of Proffitt's, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 51 of the 1997 Annual Report to Stockholders of Proffitt's, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement listed in the index on page 20 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                   /s/  Coopers & Lybrand L.L.P.
                                   COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
March 19, 1998


PROFFITT'S, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

                               Balance    Charged to   Charged to                  Balance at
                              beginning    cost and     other                        end of
         Description           of period   expenses    accounts    Deductions(a)     period
   -----------------------    ----------   ---------  ---------   --------------   -----------
Year ended 1/31/98
  Allowance for doubtful
   accounts                    19,512       29,190        0            (29,689)       19,013

Year ended 2/1/97
  Allowance for doubtful
   accounts                    16,083       24,222    4,058 (b)         (24,851)       19,512

Year ended 2/3/86
  Allowance for doubtful
   accounts                    13,509       23,005        0            (20,431)       16,083

(a)  Uncollectible accounts written off, net of recoveries.
(b)  Balance in account of company (Parisian, Inc.) acquired at October 11, 1996.


               FORM 10-K -- ITEM 14(a)(3) AND 14(c)
                PROFFITT'S, INC. AND SUBSIDIARIES
                             EXHIBITS

        Exhibit
          No.                          Description
        -------                        -----------

         2.1 Agreement and Plan of Merger, dated as of July 8, 1996, among Proffitt's, Inc., Casablanca Merger Corp., and Parisian, Inc. (incorporated by reference from the Exhibits of the Form 8-K of Proffitt's, Inc. dated
                 July 18, 1996)

         2.2 Agreement and Plan of Merger, dated November 8, 1996, among Proffitt's, Inc., Prairie Merger Corporation and G.R. Herberger's, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated November 22, 1996)

         2.3 Agreement and Plan of Merger, dated October 29, 1997, among Proffitt's, Inc., LaSalle Merger Corporation and Carson Pirie Scott & Co. (incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. of Proffitt's, Inc. dated November 22, 1996)

         3.1 Charter of the Company, as amended (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated February 11, 1998

         3.2     Amended and Restated Bylaws of the Company
                 (incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-41563 of
                 Proffitt's, Inc. dated December 5, 1997)

         4.1 Form of Supplemental Indenture to the Indenture dated July 15, 1993 between Parisian, Inc. and AmSouth Bank of Alabama, as Trustee (incorporated by reference from the Exhibits to the Form S-3 Registration Statement No. 333-09941 of Proffitt's, Inc. dated August 9, 1996)

         4.2 Indenture, dated as of May 21, 1997, between Proffitt's, Inc., the Subsidiary Guarantors named therein and The First National Bank of Chicago (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 333-29919 of Proffitt's, Inc. dated July 8, 1997)

        10.1 Registration Rights Agreement between Proffitt's, Inc. and Parisian, Inc. dated July 8, 1996 (incorporated by reference from the Exhibits to the Form S-4
                 Registration Statement No. 333-09043 of Proffitt's, Inc. dated August 16, 1996)

        10.2 Credit Agreement dated February 2, 1998, by and among Proffitt's, Inc., as Borrower, the Lenders from time to time party thereto and NationsBank, N.A., as Agent, and Deutsche Bank AG, New York Branch and/or Cayman Islands Branch, Morgan Guaranty Trust Company of New York and Bank of America National Trust & Savings Association as Co-Agents (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated February 17,
                 1998)

        10.3 LC Account Agreement dated February 2, 1998, by and between Proffitt's, Inc. and NationsBank, N.A., as Agent (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated February 17,
                 1998)

        10.4 Form of Rights Certificate and Rights Agreement between Proffitt's, Inc. and Union Planters National Bank, as rights agent, dated March 28, 1995 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated April 3, 1995)

        10.5 Amended Rights Agreement between Proffitt's, Inc. and Union Planters Bank, N.A., dated March 25, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated March 25, 1998)

        10.6 Pooling and Servicing Agreement among Younkers Credit Corporation, Younkers, Inc., and Union Planters National Bank, as rights agent, dated March 28, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

        10.7 Series 1995-1 Supplement to Pooling and Servicing Agreement among Younkers Credit Corporation, Younkers, Inc., and Chemical Bank, as Trustee, dated June 13, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

        10.8 Amendment No. 2 to Pooling and Servicing Agreement among Younkers Credit Corporation, Proffitt's, Inc. (successor-by-merger to Younkers, Inc.), and The Chase Manhattan Bank (formerly known as Chase Bank), as Trustee, dated February 1, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

        10.9 Receivables Purchase Agreement between Younkers Credit Corporation and Younkers, Inc. dated June 13, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

        10.10 *First Amendment to the Receivables Purchase Agreement between Younkers Credit Corporation and Proffitt's, Inc. (as successor-by-merger to Younkers, Inc.) dated February 2, 1998

        10.11 Series 1995-2 Supplement to Pooling and Servicing Agreement dated as of June 13, 1995 among Younkers Credit Corporation, Younkers, Inc., and Chemical Bank, as Trustee, dated July 18, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

        10.12 ISDA Master Agreement and Schedule thereto, each dated as of July 19, 1995, between Younkers, Inc. and NationsBank of Texas, N.A., with Confirmation of Interest Rate Cap Transaction dated July 19, 1995, and Assignment Agreement dated as of July 19, 1995 between Younkers Credit Corporation, Younkers, Inc. and Chemical Bank, as Trustee (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

        10.13    Master Pooling and Servicing Agreement dated as of
                 August 21, 1997, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as
                 Servicer, and Norwest Bank Minnesota, National
                 Association, as Trustee, as amended by Amendment No. 1 to the Master Pooling and Servicing Agreement dated as of February 2, 1998, by and among Proffitt's Credit Corporation, as transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National
                 Association, as Trustee (incorporated by reference from the Exhibits to the Form 8-K/A filed by the Proffitt's Credit Card Master Trust and Proffitt's Credit
                 Corporation on September 23, 1997 and to the Form 8-K filed by the Proffitt's Credit Card Master Trust on February 18, 1998)

        10.14 Receivables Purchase Agreement by and among National Bank of the Great Lakes, as Seller, Proffitt's Credit Corporation, as Purchaser, and Proffitt's, Inc., as Servicer (incorporated by reference from the Exhibits to the Form S-3 Registration Statement Nos. 333-48739 and 333-48739-01 filed by the Proffitt's Credit Card Master Trust and Proffitt's Credit Corporation on March 26, 1998)

        10.15    *Certificate Purchase Agreement dated as of August
                 21, 1997 by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, Enterprise Funding Corporation, Receivables Funding Corporation, NationsBank, N.A., as Agent, as a Senior Class Agent and as a Bank Investor, and Bank of America National Trust and Savings Association, as a Senior Class Agent and as a Bank Investor

        10.16 * First Amendment to Certificate Purchase Agreement dated as of November 26, 1997 by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, Enterprise Funding Corporation, Receivables Funding Corporation, NationsBank, N.A., as Agent, as a Senior Class Agent and as a Bank Investor, and Bank of America National Trust and Savings Association, as a Senior Class Agent and as a Bank Investor

        10.17 *Second Amendment to Certificate Purchase Agreement dated as of February 2, 1998 by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, Enterprise Funding Corporation, Receivables Funding Corporation, NationsBank, N.A., as Agent, as a Senior Class Agent and as a Bank Investor, and Bank of America National Trust and Savings Association, as a Senior Class Agent and as a Bank Investor


MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.

        10.18 Proffitt's, Inc. 1987 Stock Option Plan, as amended (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-46306 of
                 Proffitt's, Inc. dated March 10, 1992)

        10.19    Proffitt's, Inc. Employee Stock Purchase Plan
                 (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-88390 of Proffitt's, Inc. dated January 11, 1995)

        10.20    Proffitt's, Inc. 1994 Long-Term Incentive Plan
                 (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-80602 of
                 Proffitt's, Inc. dated June 23, 1994)

        10.21    Proffitt's, Inc. 1997 Stock-Based Incentive Plan
                 (incorporated by reference from the Exhibits to the Form S-3 Registration Statement No. 333-32257
                 of Proffitt's, Inc. dated July 28, 1997)

        10.22 Proffitt's, Inc. 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form S-8
                 Registration Statement No. 333-25213 of Proffitt's, Inc. dated April 15, 1997)

        10.23    * Proffitt's, Inc. Supplemental Savings Plan

        10.24    * First Amendment to Proffitt's, Inc. Supplemental
                 Savings Plan

        10.25    * Second Amendment to Proffitt's, Inc. Supplemental
                 Savings Plan

        10.26 G.R. Herberger's, Inc. 401(k) Employee Stock Purchase Plan and Employee Stock Ownership Plan (incorporated by reference from the Exhibits to the Form S-8
                 Registration Statement No. 333-27813 of Proffitt's, Inc. dated May 27, 1997)

        10.27 Third Amendment and Restatement of The Parisian, Inc. Stock Option Plan for Officers (incorporated by reference from the Exhibits to the Form 10-K of
                 Proffitt's, Inc. for the fiscal year ended February 1,
                 1997)

        10.28 First Amendment and Restatement of The Parisian, Inc. Management Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

        10.29 Younkers, Inc. Stock and Incentive Plan (incorporated by reference from the Exhibits to the Form S-1
                 Registration Statement No. 33-45771 of Younkers, Inc.)

        10.30    Younkers, Inc. Management Stock Option Plan
                 (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

        10.31    Younkers, Inc. 1993 Long-Term Incentive Plan
                 (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-59224 of Younkers, Inc.)

        10.32 Form of Younkers, Inc. Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended May 1, 1993)

        10.33    Carson Pirie Scott & Co. Supplemental Executive
                 Retirement Plan (incorporated by reference to Carson Pirie Scott & Co. Common Shares Registration Statement No. 33-67514)

        10.34 Carson Pirie Scott & Co. Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended January 28, 1995)

        10.35 Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

        10.36 Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

        10.37 Carson Pirie Scott & Co. Savings Plan (incorporated by reference from the Exhibits to the Form S-8 Carson Pirie Scott & Co. Registration Statement No. 33-93012)

        10.38 $500,000 Loan Agreement between Proffitt's, Inc. and R. Brad Martin dated February 1, 1989 (incorporated by reference from the Exhibits to the Form 10-K of
                 Proffitt's, Inc. for the fiscal year ended January 28,
                 1989)

        10.39    Form of Deferred Compensation Agreement between
                 Younkers, Inc. and Robert M. Mosco, as amended
                 (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

        10.40    *Form of Fourth Amended and Restated Employment
                 Agreement by and between Proffitt's, Inc. and R. Brad Martin dated February 2, 1998

        10.41 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to R. Brad Martin dated October 11, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2,
                 1997)

        10.42 * Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to R. Brad Martin dated January 31, 1998

        10.43    *Form of Employment Agreement by and between
                 Proffitt's, Inc. and Robert M. Mosco dated February 2,
                 1998

        10.44 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Robert M. Mosco dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2,
                 1997)

        10.45 * Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Robert M. Mosco dated January 31, 1998

        10.46    *Form of Employment Agreement by and between
                 Proffitt's, Inc. and James A. Coggin dated February 2,
                 1998

        10.47 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to James A. Coggin dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2,
                 1997)

        10.48 * Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to James A. Coggin dated January 31, 1998

        10.49 *Form of Employment Agreement by and between Proffitt's, Inc. and Douglas E. Coltharp dated February 2, 1998

        10.50 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Douglas E. Coltharp dated November 25, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

        10.51 * Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Douglas E. Coltharp dated January 31, 1998

        10.52    *Form of Employment Agreement by and between
                 Proffitt's, Inc. and Brian J. Martin dated February 2,
                 1998

        10.53 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Brian J. Martin dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2,
                 1997)

        10.54 * Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Brian J. Martin dated January 31, 1998

        10.55    *Form of Employment Agreement by and between
                 Proffitt's, Inc. and Donald E. Wright dated February 2,
                 1998

        10.56 * Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Donald E. Wright dated January 31, 1998

        10.57    * Form of Employment Agreement by and between
                 Proffitt's, Inc. and Stanton J. Bluestone dated October
                 29, 1997

         11.1    * Statement re: computation of earnings per share

         13.1 * Annual Report to Shareholders for the fiscal year ended January 31, 1998 (not to be deemed filed except for those portions thereof which are incorporated herein by reference in this filing)

         21.1    * Subsidiaries of the registrant

         23.1    * Consents of Independent Accountants

         27.1    * Financial Data Schedule