Form 10-Q
period 1998-05-02
PROFFITTS INC
filed 1998-06-08
CIK 812900

Commission File No. 1-13113

                             FORM 10Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the quarterly period ended May 2, 1998
                                OR
( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from                               to

                 For Quarter Ended:  May 2, 1998
                 Commission File Number:  1-13113

      Exact name of registrant as specified in its charter:

                         PROFFITT'S, INC.
                        -----------------

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

Common Stock, $.10 Par Value -- 89,734,571 shares as of May 2, 1998

                         PROFFITT'S, INC.

                              Index

PART I.  FINANCIAL INFORMATION                               Page No.
                                                             --------
  Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -- May 2,
     1998, January 31, 1998, and May 3, 1997                    3

     Condensed Consolidated Statements of Income --
     Three Months Ended May 2, 1998 and May 3, 1997             4

     Condensed Consolidated Statements of Cash Flows
     -- Three Months Ended May 2, 1998 and May 3, 1997          5
     Notes to Condensed Consolidated Financial
     Statements                                                 6

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       12

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                   15

SIGNATURES                                                     16


                             PROFFITT'S, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                      (in thousands)


                                                       May 2,       January 31,      May 3,
                                                        1998          1998           1997
                                                     ----------      ----------     ----------
ASSETS
Current assets
  Cash and cash equivalents                               $27,808        $39,396         $38,081
  Trade accounts receivable                               111,206        342,513         332,539
  Merchandise inventories                                 803,927        715,147         709,867
  Other current assets                                     30,911         30,835          55,102
  Deferred income taxes                                    23,970         23,970          23,313
                                                         --------      ---------       ---------
    Total current assets                                  997,822      1,151,861       1,158,902

Property and equipment, net                               792,924        765,881         686,301
Goodwill and tradenames, net                              281,832        273,857         275,658
Other assets                                               39,155         33,280          31,592
                                                         --------      ---------       ---------
TOTAL ASSETS                                           $2,111,733     $2,224,879      $2,152,453
                                                       ==========     ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                                 $215,120       $150,154        $209,537
  Accrued expenses and other current liabilities          290,037        295,216         235,899
  Current portion of long-term debt                         8,750          8,600          14,737
                                                         --------       --------       ---------
    Total current liabilities                             513,907        453,970         460,173

Senior debt                                               342,915        541,661         432,531
Deferred income taxes                                      18,016         18,002          23,625
Other long-term liabilities                               105,245        105,717          98,086
Subordinated debt                                          10,964         10,964         225,840
Shareholders' equity                                    1,120,686      1,094,565         912,198
                                                        ---------      ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $2,111,733     $2,224,879      $2,152,453
                                                        =========      =========       =========

See notes to condensed consolidated financial statements.

                             PROFFITT'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         (in thousands, except per share amounts)

                                                                      Three Months Ended
                                                                    -------------------------
                                                                   May 2, 1998     May 3, 1997
                                                                   -----------     -----------
Net sales                                                            $833,149        $784,504
Costs and expenses:
  Cost of sales                                                       537,439         509,426
  Selling, general and administrative expenses                        206,111         195,574
  Other operating expenses                                             65,443          62,196
  Store pre-opening costs                                                 587             824
  Merger, restructuring and integration costs                           1,956           1,468
  (Gains) losses from long-lived assets                                   (3)              27
  Year 2000 expense                                                     1,525             617
  ESOP expenses                                                                           726
                                                                    ---------       ---------
    Operating income                                                   20,091          13,646
Other income (expense):
  Finance charge income                                                32,176          28,070
  Finance charge income allocated to purchaser of
    accounts receivable                                                (9,446)         (4,359)
  Interest expense                                                     (7,942)        (14,955)
  Other income, net                                                           128             136
                                                                    ---------       ---------
    Income before provision for income taxes                           35,007          22,538

Provision for income taxes                                             14,144           9,325
                                                                    ---------       ---------
NET INCOME                                                            $20,863         $13,213
                                                                    =========       =========
Earnings per share:
  Basic                                                                 $0.23           $0.16
                                                                    =========       =========
Diluted                                                                 $0.22           $0.15
                                                                    =========       =========
Weighted average common shares:
  Basic                                                                89,506          83,310
                                                                    =========       =========
  Diluted                                                              93,411          85,793
                                                                    =========       =========

See notes to condensed consolidated financial statements.

                             PROFFITT'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (in thousands)

                                                                          Three Months Ended
                                                                        -------------------------
                                                                       May 2, 1998     May 3, 1997
                                                                       -----------     -----------
OPERATING ACTIVITIES
  Net income                                                              $20,863          $13,213
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          18,016           16,402
    Deferred income taxes                                                      14          (4,319)
    (Gains) losses from long-lived assets                                     (3)               27
    ESOP expenses                                                                              316
    Changes in operating assets and liabilities, net                      200,373           11,147
                                                                        ---------        ---------
        Net cash provided by operating activities                         239,263           36,786

INVESTING ACTIVITIES
  Purchases of property and equipment, net                               (37,561)         (38,375)
  Proceeds from sale of assets                                                              21,347
  Acquisition of other assets                                            (17,042)
  Other, net                                                                                 (776)
                                                                        ---------        ---------
        Net cash used in investing activities                            (54,603)         (17,804)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                                         8,663
  Payments on long-term debt and capital lease obligations               (76,426)          (7,574)
  Net repayments under receivables facility                             (125,000)          (4,742)
  Proceeds from issuance of stock                                           5,178            4,392
  Purchase of treasury stock                                                               (4,516)
  Payments to preferred and common shareholders                                            (1,124)
                                                                        ---------        ---------
        Net cash used in financing activities                           (196,248)          (4,901)

        (Decrease) increase in cash and cash equivalents                 (11,588)           14,081
        Cash and cash equivalents at beginning of period                   39,396           24,000
                                                                        ---------        ---------
        Cash and cash equivalents at end of period                        $27,808          $38,081
                                                                        =========        =========

See notes to condensed consolidated financial statements.



       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. The financial statements include the accounts of Proffitt's, Inc. and its subsidiaries, including its special purpose receivables financing subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

The accompanying balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

NOTE B -- BUSINESS COMBINATIONS

Effective January 31, 1998, immediately before the Company's prior fiscal year end, Proffitt's combined its business with Carson Pirie Scott & Co. ("Carson's"), a retail department store chain currently operating 55 stores in the midwest. The merger has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements have been restated for the prior year to include the results of operations, financial position, and cash flows of Carson's. Prior to the merger with Proffitt's, Carson's financed its trade accounts receivables with a $200 million receivables facility. In connection with the merger, the Carson's receivables facility was terminated and the $125 million outstanding balance was repaid in February 1998 with the proceeds from the sale of Carson's receivables under the Company's existing receivables securitization agreements.

On March 6, 1998, the Company acquired Brody Brothers Dry Goods Company, Inc. ("Brody's"), which operated six department stores in North Carolina. Consideration was paid in cash and was immaterial to Proffitt's, Inc. Four of the Brody's locations were converted into Proffitt's stores, and two stores were permanently closed.

For the quarters ended May 2, 1998 and May 3, 1997, the Company incurred certain integration costs related to its business combinations with Younkers (completed February 3, 1996), Parisian (completed October 11, 1996), Herberger's (completed February 1,
1997), Carson's, and Brody's. These charges totaled $2.0 million and $1.5 million, respectively, for the quarters ended May 2, 1998 and May 3, 1997, respectively.
A reconciliation of the aforementioned charges to the amounts of merger, restructuring, and integration costs remaining unpaid at May 2, 1998 is as follows (in thousands):

          Amounts unpaid at January 31, 1998                  $  25,094
          Adjustments to amounts unpaid at
            January 31, 1998                                          0
          Amounts related to continuing integration
            efforts for the three months ended
            May 2, 1998                                           1,956
          Amounts paid during the three months ended
            May 2, 1998                                         (12,339)
                                                               ---------
          Amounts unpaid at May 2, 1998                       $  14,711

NOTE C -- INCOME TAXES

The difference between the actual income tax expense and the amount expected by applying the statutory federal income tax rate is due to the inclusion of state income taxes, as well as certain items that are not deductible for income tax purposes, such as the amortization of goodwill and tradenames, and certain ESOP charges.

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

NOTE D -- EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the quarters ended May 2, 1998 and May 3, 1997 are as follows (net income and shares in thousands):

                               For the Quarter Ended              For the Quarter Ended
                                    May 2, 1998                       May 3, 1997
                             ----------------------             -----------------------
                                     Weighted                           Weighted
                            Net     Average   Per Share      Net        Average  Per Share
                          Income     Shares      Amount      Income      Shares     Amount
                          -------    --------   --------   --------   ---------    --------
Basic EPS                 $20,863    89,506       $0.23      $13,213   83,310      $0.16

Effect of dilutive
stock options (based
on the treasury
stock method using
the average price)                    3,905                              2,483
                          -------   --------    --------     --------  --------  --------

Diluted EPS               $20,863    93,411       $0.22      $13,213    85,793     $0.15

Note E -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for (i) Proffitt's, Inc.; (ii) on a combined basis, the guarantors of Proffitt's, Inc.'s Senior Notes (which are all of the wholly-owned subsidiaries of Proffitt's, Inc., except for Proffitt's Credit Corporation ("PCC"), Younkers Credit Corporation ("YCC"), and the National Bank of the Great Lakes ("NBGL")); and (iii) on a combined basis, PCC YCC, and NBGL, the only non-guarantor subsidiaries of the Senior Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionaly liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries. Proffitt's, Inc. is comprised of substantially all of the Proffitt's and Younkers store operating divisions and certain corporate management financial functions. Borrowings and the related interest expense under Proffitt's, Inc. revolving credit facility are allocated to Proffitt's, Inc. and the guaranty subsidiaries under an informal lending arrangement. There are also management and royalty fee arrangements among Proffitt's, Inc. and the subsidiaries.

                                     PROFFITT'S, INC.
                       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                          FOR THE THREE MONTHS ENDED MAY 2, 1998
                                      (In Thousands)

                                                               Non-
                                                Guarantor   Guarantor
                                    Proffitt's,  Subsidi-   Subsidi-     Elimin-    Consoli-
                                      Inc.        aries       aries        ations      dated
                                    ---------  -----------  ----------  ----------   ----------
Net Sales                           $174,308    $658,841                               $833,149
Costs and Expenses
  Cost of sales                      114,806     422,633                                537,439
  Selling, general and admin-
    istrative expenses                36,354     160,511       $9,246                   206,111
  Other operating expenses            13,838      51,605                                 65,443
  Store pre-opening costs                462         125                                    587
  Merger, restructuring and
    integration costs                  1,419         537                                  1,956
  (Gains) losses from long-
    lived assets                          (3)                                                (3)
  Year 2000 expenses                     331       1,194                                  1,525
                                     --------    --------    ---------    ---------   ----------
      Operating income (loss)          7,101      22,236       (9,246)                   20,091

Other Income (Expense)
  Finance charge income, net                                   22,730                    22,730
  Gain (loss) on sale of
    receivables                       (1,534)     (6,990)       8,524
  Servicer fees                                    6,239       (6,239)
  Equity in earnings of
    subsidiaries                      17,908       3,854                  ($21,762)
  Interest expense, net               (1,223)     (4,888)      (1,831)                   (7,942)
  Other income (expense), net            106          22                                    128
                                     --------    --------    ---------    ---------   ----------
Income before provision for
  income taxes                        22,358      20,473       13,938      (21,762)      35,007

Provision for income taxes             1,495       7,602        5,047                    14,144
                                     --------    --------    ---------    ---------   ----------
Net income                           $20,863     $12,871       $8,891     ($21,762)     $20,863
                                    =========   =========     ========    =========    =========


                                     PROFFITT'S, INC.
                   CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 2, 1998
                                      (In Thousands)

                                                                   Non-
                                                    Guarantor   Guarantor
                                        Proffitt's,  Subsidi-   Subsidi-     Elimin-    Consoli-
                                          Inc.        aries       aries        ations      dated
                                        ---------  -----------  ----------  ----------   ----------
ASSETS
Current Assets
  Cash and cash equivalents               $5,077     ($7,171)     $29,902                   $27,808
  Trade accounts receivable                2,352         288      108,566                   111,206
  Merchandise inventories                200,273     603,654                                803,927
  Deferred income taxes                    6,797      12,871        4,302                    23,970
  Notes receivable from sale
    of receivables and inter-
    company borrowings                    72,132                              ($72,132)
  Other current assets                    14,410      15,661          840                    30,911
                                         --------    --------    ---------    ---------   ----------
Total Current Assets                     301,041     625,303      143,610      (72,132)     997,822

Property and Equipment, net              192,857     600,067                                792,924
Goodwill and Tradenames, net              18,926     262,906                                281,832
Other Assets                               3,450      29,060        6,645                    39,155
Investment in and Advances
  to Subsidiaries                        990,292      24,783                (1,015,075)
                                         --------    --------    ---------    ---------   ----------
      Total Assets                    $1,506,566  $1,542,119     $150,255  ($1,087,207)  $2,111,733
                                      ===========  ==========   ==========  ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                 $61,850    $153,270                                $215,120
  Accrued expenses and other
    current liabilities                   38,218     237,494      $14,325                   290,037
  Notes payable from purchase
    of receivables                                                 72,132     ($72,132)
  Current portion of long-term
    debt                                     452       8,298                                  8,750
                                         --------    --------    ---------    ---------   ----------
Total Current Liabilities                100,520     399,062       86,457      (72,132)     513,907

Senior Debt                              265,298      77,617                                342,915
Deferred Income Taxes                      8,683       9,333                                 18,016
Other Long-Term Liabilities               11,379      93,866                                105,245
Subordinated Debt                                     10,964                                 10,964
Investment by and Advances
  from Parent                                        951,277       63,798   (1,015,075)
Shareholders' Equity                   1,120,686                                          1,120,686
                                         --------    --------    ---------    ---------   ----------
Total Liabilities and Share-
  holders' Equity                     $1,506,566  $1,542,119     $150,255  ($1,087,207)  $2,111,733
                                       ========== ===========    =========  ===========  ===========


                                     PROFFITT'S, INC.
                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MAY 2, 1998
                                      (In Thousands)

                                                                   Non-
                                                    Guarantor   Guarantor
                                        Proffitt's,  Subsidi-   Subsidi-     Elimin-     Consoli-
                                          Inc.        aries       aries        ations      dated
                                        ---------  -----------  ----------  ----------   ----------
OPERATING ACTIVITIES
Net income                               $20,863     $12,871       $8,891     ($21,762)     $20,863
Adjustments to reconcile
  net income to net cash
  provided by
  (used) in operating activ-
  ities:
    Equity in earnings of
      subsidiaries                       (17,908)     (3,854)                   21,762
    Depreciation and
      amortization                         3,814      14,202                                 18,016
    Deferred income taxes                                 14                                     14
    (Gains) losses from long
      lived assets                            (3)                                                (3)
    Changes in operating assets
      and liabilities, net               (20,196)    (11,420)     231,989                   200,373
                                         --------    --------    ---------    ---------   ----------
      Net cash provided by
       (used in) operating
       activities                        (13,430)     11,813      240,880                   239,263

INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                        (6,587)    (30,974)                               (37,561)
  Acquisition of other assets            (17,042)                                           (17,042)
                                         --------    --------    ---------    ---------   ----------
      Net cash used in invest-
        ing activities                   (23,629)    (30,974)                               (54,603)

FINANCING ACTIVITIES
  Inter-company borrowings                96,294      19,930     (116,224)
  Payments on long-term debt             (74,741)     (1,685)                               (76,426)
  Repayments under rec-
    eivables facility                                            (125,000)                 (125,000)
  Proceeds from issuance of
    stock                                  5,178                                              5,178
                                         --------    --------    ---------    ---------   ----------
      Net cash provided by
       (used in) financing
       activities                         26,731      18,245     (241,224)                 (196,248)

Increase (decrease) in cash
  and cash equivalents                   (10,328)       (916)        (344)                  (11,588)

Cash and cash equivalents at
  beginning of period                     15,405      (6,255)      30,246                    39,396
                                         --------    --------    ---------    ---------   ----------
Cash and cash equivalents at
  end of period                           $5,077     ($7,171)     $29,902                   $27,808
                                         ========    ========    =========    =========    =========

                                     PROFFITT'S, INC.
                       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                          FOR THE THREE MONTHS ENDED MAY 3, 1997
                                      (In Thousands)

                                                               Non-
                                                Guarantor   Guarantor
                                    Proffitt's,  Subsidi-   Subsidi-     Elimin-     Consoli-
                                      Inc.        aries       aries        ations      dated
                                    ---------  -----------  ----------  ----------   ----------
Net Sales                               $155,404    $629,100                               $784,504
Costs and Expenses
  Cost of sales                          101,172     408,254                                509,426
  Selling, general and admin-
    istrative expenses                    38,823     151,923       $4,828                   195,574
  Other operating expenses                12,434      49,762                                 62,196
  Store pre-opening costs                                824                                    824
  Merger, restructuring and
    integration costs                         98       1,370                                  1,468
  (Gains) losses from long-
    lived assets                              (2)         29                                     27
  Year 2000 expenses                                     617                                    617
  ESOP expenses                                          726                                    726
                                         --------    --------    ---------    ---------   ----------
      Operating income (loss)              2,879      15,595       (4,828)                   13,646

Other Income (Expense)
  Finance charge income, net                                       23,711                    23,711
  Gain (loss) on sale of
    receivables                             (885)     (2,933)       4,053         (235)
  Servicer fees                                        2,750       (2,750)
  Equity in earnings of
    subsidiaries                          14,100       6,047                  ($20,147)
  Interest expense, net                   (2,797)     (8,458)      (3,700)                  (14,955)
  Other income (expense), net                (41)        177                                    136
                                         --------    --------    ---------    ---------   ----------
Income before provision
  for income taxes                        13,256      13,178       16,486      (20,382)      22,538

Provision for income taxes                    43       3,339        6,178         (235)       9,325
                                         --------    --------    ---------    ---------   ----------
Net income                               $13,213      $9,839      $10,308     ($20,147)     $13,213
                                         ========    ========    =========    =========    =========

                                     PROFFITT'S, INC.
                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MAY 3, 1997
                                       (In Thousands)

                                                                   Non-
                                                     Guarantor   Guarantor
                                         Proffitt's,  Subsidi-   Subsidi-     Elimin-     Consoli-
                                            Inc.        aries       aries        ations      dated
                                         ---------  -----------  ----------  ----------   ----------
OPERATING ACTIVITIES
Net income                               $13,213      $9,839      $10,308     ($20,147)     $13,213
Adjustments to reconcile net
  income to net cash provided by
  (used) in operating activities:
  Equity in earnings of
    subsidiaries                         (14,100)     (6,047)                   20,147
  Depreciation and amort-
    ization                                3,378      13,024                                 16,402
  Deferred income taxes                     (123)     (4,021)        (175)                   (4,319)
  (Gains) losses from long
    lived assets                                          27                                     27
  ESOP expense                                           316                                    316
  Changes in operating assets
    and liabilities, net                  (7,181)     (3,509)      21,837                    11,147
                                         --------    --------    ---------    ---------   ----------
      Net cash provided by
        operating activities              (4,813)      9,629       31,970                    36,786

INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                        (2,409)    (35,966)                               (38,375)
  Proceeds from sale of assets            21,347                                             21,347
  Other, net                                            (776)                                  (776)
                                         --------    --------    ---------    ---------   ----------
      Net cash provided by
       (used in) investing
       activities                         18,938     (36,742)           0            0      (17,804)

FINANCING ACTIVITIES
  Inter-company borrowings               (18,831)     54,364      (35,533)
  Proceeds from long-term
    borrowings                             8,663                                              8,663
  Payments on long-term debt              (1,987)     (5,587)                                (7,574)
  Net repayments under
    receivables facility                                           (4,742)                   (4,742)
  Proceeds from issuance
    of stock                               4,392                                              4,392
  Purchase of treasury stock              (4,516)                                            (4,516)
  Payments to preferred and
   common shareholders                                (1,124)                                (1,124)
                                         --------    --------    ---------    ---------   ----------
     Net cash provided by
      (used in) financing
      activities                         (12,279)     47,653      (40,275)                   (4,901)

Increase (decrease) in cash
  and cash equivalents                     1,846      20,540       (8,305)                   14,081

Cash and cash equivalents at
  beginning of period                     11,878      (1,725)      13,847                    24,000
                                         --------    --------    ---------    ---------   ----------
Cash and cash equivalents at
  end of period                          $13,724     $18,815       $5,542                   $38,081
                                         ========   =========     ========     ========    =========

                                     PROFFITT'S, INC.
                CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 31, 1998
                                      (In Thousands)

                                                                   Non-
                                                    Guarantor   Guarantor
                                        Proffitt's,  Subsidi-   Subsidi-     Elimin-      Consoli-
                                          Inc.        aries       aries        ations      dated
                                        ---------  -----------  ----------  ----------   ----------
ASSETS
Current Assets
  Cash and cash equivalents              $15,405     ($6,255)     $30,246                   $39,396
  Trade accounts receivable                  113         273      342,127                   342,513
  Merchandise inventories                171,212     543,935                                715,147
  Deferred income taxes                    6,797      12,871        4,302                    23,970
  Notes receivable from
    sale of receivables and
    intercompany borrowings               30,715      90,293                 ($121,008)
  Other current assets                     6,777      24,051            7                    30,835
                                         --------    --------    ---------    ---------   ----------
Total Current Assets                     231,019     665,168      376,682     (121,008)   1,151,861

Property and Equipment, net              186,266     579,615                                765,881
Goodwill and Tradenames, net               7,340     266,517                                273,857
Other Assets                               2,297      24,312        6,671                    33,280
Investment in and Advances
  to Subsidiaries                      1,109,362      18,346                (1,127,708)
                                         --------    --------    ---------    ---------   ----------
     Total Assets                     $1,536,284  $1,553,958     $383,353  ($1,248,716)  $2,224,879
                                       ==========  ==========    =========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                 $39,713    $110,441                               $150,154
  Accrued expenses and other
    current liabilities                   45,563     234,582      $15,071                   295,216
  Notes payable from purchase
    of receivables                                                121,008     (121,008)
  Current portion of long-term
    debt                                     452       8,148                                  8,600
                                         --------    --------    ---------    ---------   ----------
Total Current Liabilities                 85,728     353,171      136,079     (121,008)     453,970

Senior Debt                              336,545      80,116      125,000                   541,661
Deferred Income Taxes                      8,683       9,319                                 18,002
Other Long-Term Liabilities               10,763      94,954                                105,717
Subordinated Debt                                     10,964                                 10,964
Investment by and Advances
  from Parent                                      1,005,434      122,274   (1,127,708)
Shareholders' Equity                   1,094,565                                          1,094,565
                                         --------    --------    ---------    ---------   ----------
Total Liabilities and
  Shareholders' Equity                $1,536,284  $1,553,958     $383,353  ($1,248,716)  $2,224,879
                                       ==========  ==========    =========   ==========   ==========


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Accounts receivable, inventory, accounts payable, and senior debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

The May 2, 1998 trade accounts receivable balance decreased from the January 31, 1998 and May 3, 1997 balances due to selling a higher percentage of the Company's receivables through its securitization programs (primarily related to Carson's receivables which were not previously securitized). The proceeds of these additional securitizations were used to reduce senior debt balances.

May 2, 1998 merchandise inventory and property and equipment balances increased over January 31, 1998 and May 3, 1997 balances primarily due to four new store locations opened (net of closings) during 1997, one new store opened in March 1998, the acquisition of the Brody's stores in March 1998, and the intensification of inventories at certain stores, particularly at certain Parisian and Herberger's stores.

May 2, 1998 subordinated debt decreased from the balance at May 3, 1997 due to the conversion of approximately $86 million of subordinated debentures into Common Stock and the retirement of approximately $128 million of additional debentures.

May 2, 1998 equity increased over the balances at January 31, 1998 and May 3, 1997 primarily due to net earnings and the previously mentioned conversion of subordinated debentures into common stock.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Prior year income statement information below has been restated to reflect the January 31, 1998 merger with Carson's, which was accounted for as a pooling of interests.

The following table shows for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales.

                                                  Three Months Ended
                                               ------------------------
                                                5/2/98          5/3/97
                                              ----------      ----------

Net sales                                        100.0%          100.0%
Costs and expenses:
  Cost of sales                                   64.5            64.9
  Selling, general & administrative
    expenses                                      24.7            24.9
  Other operating expenses                         7.9             7.9
  Store pre-opening costs                          0.1             0.1
  Merger, restructuring and integration
    costs                                          0.2             0.2
  Year 2000 expenses                               0.2             0.1
  ESOP expenses                                    0.0             0.1
    Operating income                               2.4             1.8
                                                ----------      ----------
Other income (expense):
  Finance charge income                            3.9             3.6
  Finance charge income allocated
    to purchasers of accounts
    receivable                                    (1.1)           (0.6)
  Interest expense                                (1.0)           (1.9)
                                                ----------      ----------
Income before provision for
  income taxes                                     4.2             2.9
Provision for income taxes                         1.7             1.2
                                                ----------      ----------
NET INCOME                                         2.5%            1.7%
                                                ==========      ==========


For the first quarter ended May 2, 1998, total Company sales were $833.1 million, a 6% increase over $784.5 million in the prior year. The sales increase was primarily attributable to comparable store sales growth of 5% and new store openings since last year.

For the first quarter, gross margin percentage increased 40 basis points over the prior year. This improvement was achieved through proper execution and the realization of benefits related to increased purchasing scale, and shifts in the merchandise mix of select stores.

Selling, general, and administrative expenses declined as a percentage of net sales for the quarter by 20 basis points. This expense leverage primarily resulted from targeted cost reductions related to each of the Company's completed business combinations and certain productivity efficiencies.

In conjunction with the Company's business combinations with Younkers, Parisian, Herberger's, Carson's, and Brody's, the Company incurred certain integration charges in each period presented. For the quarter ended May 2, 1998, these charges totaled $2.0 million, or 0.2% of net sales, and for the quarter ended May 3, 1997, these charges totaled $1.5 million, or 0.2% of net sales.

The Company has completed its assessment of the Year 2000 effect on the Company's systems. Necessary systems modifications are currently underway and are scheduled for completion by the end of 1998. For the quarters ended May 2, 1998 and May 3, 1997, Year 2000 expenses totaled $1.5 million, or 0.2% of net sales, and $.6 million, or 0.1% of net sales, respectively.

For the quarter ended May 3, 1997, the Company incurred expenses of $.7 million, or 0.1% of net sales, related to the Company's
Employee Stock Ownership Plan (ESOP) maintained at Herberger's.
The ESOP was terminated in December 1997.

For the quarter ended May 2, 1998, finance charge income, as a percent of net sales, increased 30 basis points over the prior year first quarter. This increase was primarily due to the successful introduction of a proprietary charge card program to the Company's Herberger's customers in May 1997 as well as certain proprietary charge card term changes for most of the Company's credit card programs effected in late 1997.

Total financing costs, which include interest expense and finance charge income allocated to the third party purchasers of accounts receivable, decreased as a percentage of net sales for the first quarter by 40 basis points due to lower average borrowings during the period as well as more favorable financing terms.

Net income for the quarter ended May 2, 1998 totaled $20.9 million, or $.22 per diluted share, compared to $13.2 million, or $.15 per diluted share, for the quarter ended May 3, 1997. The increase in earnings over the prior year primarily was due to improved gross margin performance, leverage on operating expenses, increased finance charge income, and lower financing costs.

                         PROFFITT'S, INC.

                   PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

               27.1  Financial Data Schedule

          (b) Form 8-K Reports.
               A report on Form 8-K was filed with the Commission on February 11, 1998 regarding financial information related to the Carson Pirie Scott & Co. merger.

               A report on Form 8-K was filed with the Commission on April 10, 1998, regarding February 1998 combined sales and earnings information for Proffitt's, Inc. and Carson Pirie Scott & Co.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PROFFITT'S, INC.
                                         ----------------------
                                               Registrant


                                                 5/29/98
                                           ---------------------
                                                  Date

                                          /s/ Douglas E. Coltharp
                                         ----------------------
                                            Douglas E. Coltharp
                                      Executive Vice President and
                                          Chief Financial Officer