Form 10-Q
period 1998-08-01
PROFFITTS INC
filed 1998-09-14
CIK 812900

Commission File No. 1-13113

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                             FORM 10Q


(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the quarterly period ended August 1, 1998
                                OR
( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from ____________ to ____________

                For Quarter Ended:  August 1, 1998
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

Common Stock, $.10 Par Value -- 90,780,270 shares as of August 1,
1998


                         PROFFITT'S, INC.

                              Index

PART I.  FINANCIAL INFORMATION                           Page No.
                                                        ---------

     Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets   August 1, 1998,
          January 31, 1998, and August 2, 1997                  3

          Condensed Consolidated Statements of Income -- Three and Six Months Ended August 1, 1998 and August 2, 19974

          Condensed Consolidated Statements of Cash Flows -- Six
          Months Ended August 1, 1998 and August 2, 1997        5

          Notes to Condensed Consolidated Financial Statements  6

     Item 2.  Management's Discussion and Analysis of Financial

          Condition and Results of Operations                  16

PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders20

     Item 6.  Exhibits and Reports on Form 8-K                 20

SIGNATURES                                                     21

                PROFFITT'S, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)


                                          8/1/98                   8/2/98
                                       (unaudited)   1/31/98    (unaudited)
                                       ----------- ----------   ----------
ASSETS
Current assets
  Cash and cash equivalents                $23,721    $39,396      $33,700
  Trade accounts receivable                 69,565    342,513      317,376
  Merchandise inventories                  784,310    715,147      732,325
  Other current assets                      25,050     30,835       44,104
  Deferred income taxes                     19,039     23,970       20,359
                                         ---------  ---------   ----------
    Total current assets                   921,685  1,151,861    1,147,864
  Property and equipment, net              812,897    765,881      713,947
  Goodwill and intangibles, net            280,424    273,857      273,844
  Other assets                              39,244     33,280       39,763
                                         ---------  ---------   ----------
TOTAL ASSETS                            $2,054,250 $2,224,879   $2,175,418
                                        ========== ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                  $192,653   $150,154     $223,893
  Accrued expenses and other
   current liabilities                     241,615    295,216      204,257
  Current portion of long-term
   debt                                      9,184      8,600       10,121
                                         ---------  ---------   ----------
   Total current liabilities               443,452    453,970      438,271

  Senior debt                              318,243    541,661      478,373
  Deferred income taxes                     35,021     18,002       29,501
  Other long-term liabilities              108,086    105,717      102,897
  Subordinated debt                                    10,964      197,511
  Shareholders' equity                   1,149,448  1,094,565      928,865
                                         ---------  ---------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $2,054,250 $2,224,879   $2,175,418
                                        ========== ==========   ==========

See notes to condensed consolidated financial statements.


                             PROFFITT'S, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS
                                   OF INCOME (UNAUDITED)
                         (in thousands, except per share amounts)

                                                   Three Months Ended         Six Months Ended
                                                  ---------------------     --------------------
                                                8/1/98        8/2/97        8/1/98        8/2/97
                                               ---------     ---------     --------     ---------
Net sales                                      $777,127       $736,052    $1,610,276    $1,520,556
Costs and expenses:
  Cost of sales                                 495,999        472,444     1,033,438       981,870
  Selling, general and administr-
    ative expenses                              197,254        191,003       403,365       386,577
  Other operating expenses                       66,243         59,902       131,686       122,098
  Store pre-opening costs                           626            556         1,213         1,380
  Merger, restructuring and
    integration costs                             3,995          1,634         5,951         3,102
  Loss on long-lived assets                         359              3           356            30
  Year 2000 expenses                              2,602          3,745         4,127         4,362
  ESOP expenses                                                    806                       1,532
                                              ----------     ----------   ----------     ----------
      Operating income                           10,049          5,959        30,140        19,605
Other income (expense):
  Finance charge income                          31,658         27,607        63,834        55,677
  Finance charge income allocated to
    purchaser of accounts receivable             (9,734)        (4,324)     (19,180)        (8,683)
  Interest expense                               (7,852)       (15,054)     (15,794)       (30,009)
  Other income, net                                 626            253           754           389
                                              ----------     ----------   ----------     ----------
Income before provision for
    income taxes                                 24,747         14,441        59,754        36,979
  Provision for income taxes                     10,375          6,376        24,519        15,701
                                              ----------     ----------   ----------     ----------
Net income before extraordinary loss             14,372          8,065        35,235        21,278
Extraordinary loss on early exting-
    uishment of debt, net of taxes                  334          1,120           334         1,120
                                              ----------     ----------   ----------     ----------
NET INCOME                                      $14,038         $6,945       $34,901       $20,158
                                              ==========     ==========   ==========     ==========

Basic earnings per share:
  Net income before extraordinary loss            $0.16          $0.10         $0.39         $0.25
  Extraordinary loss                               0.00           0.02          0.00          0.01
                                              ----------     ----------   ----------     ----------
  Net income                                      $0.16          $0.08         $0.39         $0.24
                                              ==========     ==========   ==========     ==========
Diluted earnings per share:
  Net income before extraordinary loss            $0.15          $0.09         $0.38         $0.25
  Extraordinary loss                               0.00           0.01          0.01          0.02
                                              ----------     ----------   ----------     ----------
   Net income                                     $0.15          $0.08         $0.37         $0.23
                                              ==========     ==========   ==========     ==========

Weighted average common shares:
  Basic                                          90,410         83,848        89,958        83,579
  Diluted                                        94,005         86,511        93,708        86,211

See notes to condensed consolidated financial statements.


                PROFFITT'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS
                    OF CASH FLOWS (UNAUDITED)
                          (in thousands)

                                                   Six Months Ended
                                                -------------------------
                                                 8/1/98          8/2/98
                                               ---------      ----------
OPERATING ACTIVITIES
  Net income                                    $34,901         $20,158
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization                36,117          31,870
    Deferred income taxes                        21,950           4,551
    Losses from long-lived assets                   356              30
    ESOP expenses                                                   694
    Other                                                         4,104
    Changes in operating assets and
      liabilities, net                          201,187           6,317
                                                --------        --------
       Net cash provided by operating
        activities                              294,511          67,724

INVESTING ACTIVITIES
  Purchases of property and equipment,
    net                                         (75,740)        (81,452)
  Proceeds from sale of assets                    2,500          21,347
  Acquisition of other assets                   (17,676)
  Other, net                                                     (1,442)
                                                --------        --------
        Net cash used in investing
         activities                             (90,916)        (61,547)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                            129,160
  Payments on long-term debt and
    capital lease obligations                  (111,628)       (110,575)
  Net repayments under receivables
    facility                                   (125,000)        (19,242)
  Proceeds from issuance of stock                17,358          12,749
  Purchase of treasury stock                                     (7,445)
  Payments to preferred and common
    shareholders                                                 (1,124)
                                                --------        --------
         Net cash (used in) provided
           by financing activities             (219,270)          3,523

        (Decrease) increase in cash
           and cash equivalents                 (15,675)          9,700
        Cash and cash equivalents
           at beginning of period                39,396          24,000
                                                --------        --------
        Cash and cash equivalents
           at end of period                     $23,721         $33,700
                                                ========        ========

See notes to condensed consolidated financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. The financial statements include the accounts of Proffitt's, Inc. and its subsidiaries, including its special purpose receivables financing subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

The accompanying balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

NOTE 2 -- BUSINESS COMBINATIONS

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

For the three and six months ended August 1, 1998 and August 2, 1997, the Company incurred certain integration costs related to its business combinations with Younkers (completed February 3, 1996), Parisian (completed October 11, 1996), Herberger's (completed February 1, 1997), Carson's, and Brody's. These pre-tax charges totaled $4.0 million and $1.6 million for the three months ended August 1, 1998 and August 2, 1997, respectively, and $6.0 million and $3.1 million for the six months ended August 1, 1998 and August 2, 1997, respectively.

A reconciliation of the aforementioned charges to the amounts of merger, restructuring, and integration costs remaining unpaid at August 1, 1998 is as follows (in thousands):

     Amounts unpaid at January 31, 1998                $  25,094
     Adjustments to amounts unpaid at January 31, 1998         0
     Amounts related to continuing integration
       efforts for the six months ended August 1, 1998     5,951
     Amounts paid during the six months ended
       August 1, 1998                                    (21,275)
                                                        ---------
     Amounts unpaid at August 1, 1998                  $   9,770

NOTE 3   PENDING TRANSACTIONS

In July 1998, the Boards of Directors of Proffitt's and Saks Holdings, Inc. ("Saks"), the holding company for Saks Fifth Avenue, unanimously approved the merger of the two companies. Under the terms of the transaction, shareholders of Saks will receive .82 of a share of Proffitt's, Inc. common stock for each share of Saks Holdings, Inc. common stock. Proffitt's will issue approximately
52.5 million shares of common stock in the transaction.   The
combination has been structured as a tax-free transaction and will be accounted for as a pooling-of-interests. The shareholders of both companies are scheduled to vote on the transaction on September 16, 1998, and the effective date of the merger is expected to be September 17. Upon completion of the merger, Saks Fifth Avenue will become a subsidiary of Proffitt's, Inc., and the corporate name of Proffitt's, Inc. will be changed to Saks Incorporated.

In August 1998, the Company announced it had entered into an agreement, subject to certain conditions, to acquire from Dillard's, Inc. the real and personal property of 15 store locations, along with certain inventory and accounts receivable. The transaction is expected to be valued at $450 million to $550 million and is scheduled to close by the end of the third fiscal quarter of 1998.

NOTE 4 - EARNINGS PER COMMON SHARE
Calculations of earnings per common share ("EPS") for the three and six months ended August 1, 1998 and August 2, 1997 are as follows:
(net income and shares in thousands)

                                           For the Quarter Ended        For the Quarter Ended
                                             August 1, 1998                August 2, 1997
                                        ------------------------       -----------------------
                                                Weighted   Per               Weighted     Per
                                       Income   Average   Share      Income  Average    Share
                                         (a)     Shares    Amount    (a)      Shares   Amount
                                      --------- -------- --------   -------  -------   -------
Basis EPS                               $14,372   90,410   $0.16     $8,065   83,848   $0.10
Effect of dilutive stock options
  (based on the treasury stock
  method using the average price)                  3,595                       2,663
                                        -------  -------  -------   -------  -------  -------
Diluted EPS                             $14,372   94,005   $0.15     $8,065   86,511   $0.09
                                        =======  =======  =======    ======   ======   ======

                                           For the Quarter Ended        For the Quarter Ended
                                             August 1, 1998                August 2, 1997
                                        ------------------------       -----------------------
                                                Weighted   Per             Weighted      Per
                                       Income   Average   Share      Income  Average    Share
                                         (a)     Shares    Amount    (a)      Shares   Amount
                                      --------- --------  --------   -------  -------  -------
Basis EPS                               $35,235  89,958     $0.39    $21,278   83,579    $0.25
Effect of dilutive stock options
 (based on the treasury stock
 method using the average price)                  3,750                2,632
                                       -------  -------     -------   -------   -------   -------
Diluted EPS                             $35,235   93,708     $0.38   $21,278   86,211     $0.25
                                       ========  =======    ======   ========  =======    ========

(a) Income before extraordinary items.


NOTE 5 -- CONTINGENCIES

The Company is involved in several legal proceedings arising from its normal course of business activities, and reserves have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company in the third fiscal quarter of 1999, and the Company is in the process of ascertaining the impact that this new standard will have on its financial statements.

NOTE 7 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Proffitt's, Inc.; 2) on a combined basis, the guarantors of Proffitt's, Inc.'s Senior Notes (which are all of the wholly-owned subsidiaries of Proffitt's, Inc., except for Proffitt's Credit Corporation ("PCC"), Younkers Credit Corporation ("YCC"), and the National Bank of the Great Lakes ("NBGL")); and 3) on a combined basis, PCC, YCC, and NBGL, the only non-guarantor subsidiaries of the Senior Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries. Proffitt's, Inc. is comprised of substantially all of the Proffitt's and Younkers store operating divisions and certain corporate management and financing functions. Borrowings and the related interest expense under Proffitt's, Inc. revolving credit facility are allocated to Proffitt's, Inc. and the guaranty subsidiaries under an informal lending arrangement. There are also management and royalty fee arrangements among Proffitt's, Inc. and the subsidiaries.

                                     PROFFITT'S, INC.
                          CONDENSED CONSOLIDATING BALANCE SHEETS
                                     AT AUGUST 1, 1998
                                      (In Thousands)
                                                                     Non-
                                                     Guarantor    Guarantor
                                        Proffitt's     Subsid-     Subsid-     Elimin-     Consol-
                                           Inc.         iaries     iaries       ations     idated
                                         --------      --------    --------    --------    --------
ASSETS
Current Assets
  Cash and cash equivalents               $14,318     ($17,641)    $27,044                 $23,721
  Trade accounts receivable                 1,588          252      67,725                  69,565
  Merchandise inventories                 202,944      581,366                             784,310
  Deferred income taxes                     6,901        8,727       3,411                  19,039
  Intercompany borrowings                  20,465                             ($20,465)
  Other current assets                     13,237       11,003         810                  25,050
                                         ---------    ---------   ---------   ---------    --------
Total Current Assets                      259,453      583,707      98,990     (20,465)    921,685

Property and Equipment, net               195,960      616,937                             812,897
Goodwill and Intangibles, net              19,389      261,035                             280,424
Other Assets                                4,127       28,941       6,176                  39,244
Investment in and Advances to
  Subsidiaries                          1,037,763       25,720              (1,063,483)
                                         ---------    ---------   ---------   ---------    --------
        Total Assets                   $1,516,692   $1,516,340    $105,166 ($1,083,948) $2,054,250
                                       ===========  ===========  ==========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                  $54,795     $137,858                            $192,653
  Accrued expenses and other
    current liabilities                    40,736      186,542     $14,337                 241,615
  Intercompany borrowings                                           20,465    ($20,465)
  Current portion of long-term
    debt                                      452        8,732                               9,184
                                         ---------    ---------   ---------   ---------    --------
Total Current Liabilities                  95,983      333,132      34,802     (20,465)    443,452
Senior Debt                               242,455       75,788                             318,243
Deferred Income Taxes                      16,291       18,730                              35,021
Other Long-Term Liabilities                12,515       95,571                             108,086
Investment by and Advances
  from Parent                                          993,119      70,364  (1,063,483)
Shareholders' Equity                    1,149,448                                        1,149,448
                                         ---------    ---------   ---------   ---------    --------
     Total Liabilities and
       Shareholders' Equity            $1,516,692   $1,516,340    $105,166 ($1,083,948) $2,054,250
                                       ===========  ===========  ==========  ==========  ==========

                                     PROFFITT'S, INC.
                       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED AUGUST 1, 1998


                                                                     Non-
                                                     Guarantor    Guarantor
                                        Proffitt's     Subsid-     Subsid-     Elimin-     Consol-
                                           Inc.         iaries     iaries       ations     idated
                                         --------      --------    --------    --------    --------
Net Sales                                $163,524     $613,603                            $777,127
Costs and Expenses
  Cost of sales                           104,023      391,976                             495,999
  Selling, general and admin-
     istrative expenses                    34,217      154,396      $8,641                 197,254
  Other operating expenses                 13,970       52,273                              66,243
  Store pre-opening costs                     162          464                                 626
Merger, restructuring and
  integration costs                         2,528        1,467                               3,995
  Losses from long-lived assets               359                                              359
  Year 2000 expenses                          553        2,049                               2,602
                                         ---------    ---------   ---------   ---------   --------
      Operating income (loss)               7,712       10,978      (8,641)                 10,049

Other Income (Expense)
  Finance charge income, net                                        21,924                  21,924
  Gain (loss) on sale of
    receivables                            (1,197)      (3,589)      4,786
  Servicer fees                                          6,701      (6,701)
  Equity in earnings of sub-
    sidiaries                              10,667        2,705                ($13,372)
  Interest expense, net                    (1,744)      (6,071)        (37)                 (7,852)
  Other income (expense), net                (102)         728                                 626
                                         ---------    ---------   ---------   ---------   --------
Income before provision for
  income taxes and extra-
  ordinary item                            15,336       11,452      11,331     (13,372)     24,747

Provision for income taxes                  1,298        4,892       4,185                  10,375
                                         ---------    ---------   ---------   ---------   --------
Income before extraordinary
  item                                     14,038        6,560       7,146     (13,372)     14,372

Extraordinary item, net of
  taxes                                                    334                                 334
                                        ---------    ---------   ---------    ---------   --------
Net income                                $14,038       $6,226      $7,146    ($13,372)    $14,038


                                     PROFFITT'S, INC.
                       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                          FOR THE SIX MONTHS ENDED AUGUST 1, 1998

                                                                     Non-
                                                     Guarantor    Guarantor
                                        Proffitt's     Subsid-     Subsid-     Elimin-     Consol-
                                           Inc.         iaries     iaries       ations     idated
                                         --------      --------    --------    --------    --------
Net Sales                                $337,832   $1,272,444                          $1,610,276
Costs and Expenses
  Cost of sales                           218,829      814,609                           1,033,438
  Selling, general and admin-
    istrative expenses                     70,571      314,907     $17,887                 403,365
  Other operating expenses                 27,808      103,878                             131,686
  Store pre-opening costs                     624          589                               1,213
  Merger, restructuring and
    integration costs                       3,947        2,004                               5,951
  Losses from long-lived assets               356                                              356
  Year 2000 expenses                          884        3,243                               4,127
                                         ---------    ---------   ---------   ---------   ---------
        Operating income (loss)            14,813       33,214     (17,887)                 30,140


Other Income (Expense)
  Finance charge income, net                                        44,654                  44,654
  Gain (loss) on sale of
    receivables                            (2,731)     (10,579)     13,310
  Servicer fees                                         12,940     (12,940)
  Equity in earnings of
    subsidiaries                           28,575        6,559                ($35,134)
  Interest expense, net                    (2,967)     (10,959)     (1,868)                (15,794)
  Other income (expense), net                   4          750                                 754
                                         ---------    ---------   ---------   ---------   ---------
Income before provision for
   income taxes and extra-
   ordinary item                           37,694       31,925      25,269     (35,134)     59,754

Provision for income taxes                  2,793       12,494       9,232                  24,519
                                         ---------    ---------   ---------   ---------   ---------
Income before extraordinary item           34,901       19,431      16,037     (35,134)     35,235
Extraordinary item, net of taxes                           334                                 334
                                         ---------    ---------   ---------   ---------   ---------
Net income                                $34,901      $19,097     $16,037    ($35,134)    $34,901
                                         =========    =========   =========   =========   =========

                                     PROFFITT'S, INC.
                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED AUGUST 1, 1998
                                      (In Thousands)
                                                                     Non-
                                                     Guarantor    Guarantor
                                        Proffitt's     Subsid-     Subsid-     Elimin-     Consol-
                                           Inc.         iaries     iaries       ations     idated
                                         --------      --------    --------    --------    --------
OPERATING ACTIVITIES
Net income                                $34,901      $19,097     $16,037    ($35,134)    $34,901
Adjustments to reconcile net
  income to net cash provided by
  (used) in operating activities:
  Equity in earnings of sub-
    sidiaries                             (28,575)      (6,559)                 35,134
  Depreciation and amortization             6,898       29,219                              36,117
  Deferred income taxes                     7,504       13,555         891                  21,950
  (Gains) losses from long lived
    assets                                    356                                              356
  Changes in operating assets
    and liabilities, net                  (22,190)     (49,983)    273,360                 201,187
                                          --------    ---------    --------    --------   ---------
      Net cash provided by (used
      in) operating activities             (1,106)       5,329     290,288                 294,511

INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                        (18,226)     (57,514)                            (75,740)
  Proceeds from sale of assets              2,500                                            2,500
  Acquisition of other assets             (17,676)                                         (17,676)
                                          --------    ---------    --------    --------   ---------
       Net cash used in invest-
       ing activities                     (33,402)     (57,514)                            (90,916)


FINANCING ACTIVITIES

  Inter-company borrowings,
    contributions and distri-
    butions                               114,090       54,400    (168,490)
  Payments on long-term debt              (98,027)     (13,601)                           (111,628)
  Repayments under receivables
    facility                                                      (125,000)               (125,000)
  Proceeds from issuance of
    stock                                  17,358                                           17,358
                                          --------    ---------    --------    --------   ---------
        Net cash provided by
        (used in) financing
        activities                         33,421       40,799    (293,490)               (219,270)

Decrease in cash and cash
  equivalents                              (1,087)     (11,386)     (3,202)                (15,675)

Cash and cash equivalents at
  beginning of period                      15,405       (6,255)     30,246                  39,396
                                          --------    ---------    --------    --------   ---------
Cash and cash equivalents at
  end of period                           $14,318     ($17,641)    $27,044                 $23,721
                                          ========    =========    ========    ========    ========

                                     PROFFITT'S, INC.
                       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED AUGUST 2, 1997
                                      (In Thousands)

                                                                     Non-
                                                     Guarantor    Guarantor
                                        Proffitt's     Subsid-     Subsid-     Elimin-     Consol-
                                           Inc.         iaries     iaries       ations     idated
                                         --------      --------    --------    --------    --------
Net Sales                                $154,553     $581,499                            $736,052
Costs and Expenses
  Cost of sales                            99,691      372,753                             472,444
  Selling, general and
    administrative expenses                38,067      147,009      $5,927                 191,003
  Other operating expenses                 12,206       47,695           1                  59,902
  Store pre-opening costs                      57          499                                 556
  Merger, restructuring and
    integration costs                                    1,634                               1,634
  (Gains) losses from long-
    lived assets                               (3)           6                                   3
  Year 2000 expenses                        3,745                                            3,745
  ESOP expenses                               806                                              806
                                          --------    ---------    --------    --------    --------
Operating income (loss)                     4,535        7,352      (5,928)                  5,959

Other Income (Expense)
  Finance charge income, net                                        23,283                  23,283
  Gain (loss) on sale of
    receivables                              (158)      (2,757)      3,804       ($889)
  Servicer fees                                          3,456      (3,456)
  Equity in earnings of
    subsidiaries                            5,155        3,890                  (9,045)
  Interest expense, net                    (3,302)      (8,392)     (3,360)                (15,054)
  Other income (expense), net                 (95)         225         123                     253
                                          --------    ---------    --------    --------    --------

Income before provision for
  income taxes and extra-
  ordinary item                             6,135        3,774      14,466      (9,934)     14,441

Provision for income taxes                   (810)         597       6,805        (216)      6,376
                                          --------    ---------    --------    --------    --------
Income before extraordinary item            6,945        3,177       7,661      (9,718)      8,065

Extraordinary item                                       1,120                               1,120
                                          --------    ---------    --------    --------    --------
Net income                                 $6,945       $2,057      $7,661     ($9,718)     $6,945
                                          ========    =========    ========    ========    ========

                                     PROFFITT'S, INC.
                       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                          FOR THE SIX MONTHS ENDED AUGUST 2, 1997
                                      (In Thousands)


                                                                     Non-
                                                     Guarantor    Guarantor
                                        Proffitt's     Subsid-     Subsid-     Elimin-     Consol-
                                           Inc.         iaries     iaries       ations     idated
                                         --------      --------    --------    --------    --------
Net Sales                                $309,957   $1,210,599                          $1,520,556
Costs and Expenses
  Cost of sales                           200,863      781,007                             981,870
  Selling, general and admini-
    strative expenses                      76,890      298,932     $10,755                 386,577
  Other operating expenses                 24,640       97,457           1                 122,098
  Store pre-opening costs                      57        1,323                               1,380
  Merger, restructuring and
    integration costs                          98        3,004                               3,102
  (Gains) losses from long-lived
    assets                                     (5)          35                                  30
  Year 2000 expenses                                     4,362                               4,362
  ESOP expenses                                          1,532                               1,532
                                          --------    ---------   ---------   ---------   ---------
        Operating income (loss)             7,414       22,947     (10,756)                 19,605

Other Income (Expense)
  Finance charge income, net                                        46,994                  46,994
  Gain (loss) on sale of
    receivables                            (1,043)      (5,690)      7,857     ($1,124)
  Servicer fees                                          6,206      (6,206)
  Equity in earnings of
    subsidiaries                           19,255        9,937                 (29,192)
  Interest expense, net                    (6,099)     (16,850)     (7,060)                (30,009)
  Other income (expense), net                (136)         402         123                     389
                                          --------    ---------   ---------   ---------   ---------
Income before provision for
  income taxes and extra-
  ordinary item                            19,391       16,952      30,952     (30,316)     36,979

Provision for income taxes                   (767)       3,936      12,983        (451)     15,701
                                          --------    ---------   ---------   ---------   ---------
Income before extraordinary item           20,158       13,016      17,969     (29,865)     21,278

Extraordinary item                                       1,120                               1,120
                                          --------    ---------   ---------   ---------   ---------
Net income                                $20,158      $11,896     $17,969    ($29,865)    $20,158
                                         =========    =========   =========   =========   =========

                                     PROFFITT'S, INC.
                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED AUGUST 2, 1997
                                      (In Thousands)

                                                                     Non-
                                                      Guarantor    Guarantor
                                         Proffitt's     Subsid-     Subsid-     Elimin-     Consol-
                                            Inc.         iaries     iaries       ations     idated
                                          --------      --------    --------    --------    --------
OPERATING ACTIVITIES
Net income                                $20,158      $11,896     $17,969    ($29,865)    $20,158
Adjustments to reconcile net
  income to net cash provided by
  (used) in operating activities:
  Equity in earnings of sub-
    sidiaries                             (19,255)      (9,937)                 29,192
  Depreciation and amortization             6,764       25,106                              31,870
  Deferred income taxes                       857        3,423         271                   4,551
  Amortization of deferred comp                            694                                 694
  (Gains) losses from long lived
    assets                                     (5)          35                                  30
  Other                                       500        3,604                               4,104
  Changes in operating assets and
    liabilities, net                      (14,396)     (15,403)     35,443         673       6,317
                                          --------     --------    --------   ---------   ---------
    Net cash provided by (used
    in) operating activities               (5,377)      19,418      53,683                  67,724

INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                         (5,390)     (76,062)                            (81,452)
  Proceeds from sale of assets             21,347                                           21,347
  Other, net                                            (1,442)                             (1,442)
                                          --------     --------    --------   ---------   ---------
  Net cash provided by (used in)
    investing activities                   15,957      (77,504)                            (61,547)

FINANCING ACTIVITIES
  Inter-company borrowings, contr-
    ibutions and distributions           (107,119)     151,375     (44,256)
  Proceeds from long-term
    borrowings                            129,160                                          129,160
  Payments on long-term debt              (31,520)     (79,055)                           (110,575)
  Net repayments under receiv-
    ables facility                                                 (19,242)                (19,242)
  Proceeds from issuance of
    stock                                  12,749                                           12,749
  Purchase of treasury stock               (7,445)                                          (7,445)
  Payments to preferred and
    common shareholders                                 (1,124)                             (1,124)
                                          --------     --------    --------   ---------   ---------
  Net cash provided by (used in)
    financing activities                   (4,175)      71,196     (63,498)                  3,523

Increase (decrease) in cash and
  cash equivalents                          6,405       13,110      (9,815)                  9,700

Cash and cash equivalents at
  beginning of period                      11,878       (1,725)     13,847                  24,000
                                          --------     --------    --------   ---------   ---------
Cash and cash equivalents at
  end of period                           $18,283      $11,385      $4,032                 $33,700
                                          ========     ========    ========    ========    ========

                                     PROFFITT'S, INC.
                CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 31, 1998
                                      (In Thousands)

                                                                     Non-
                                                     Guarantor    Guarantor
                                         Proffitt's     Subsid-     Subsid-     Elimin-     Consol-
                                            Inc.         iaries     iaries       ations     idated
ASSETS                                    --------      --------    --------    --------    --------
Current Assets
  Cash and cash equivalents               $15,405      ($6,255)    $30,246                 $39,396
  Trade accounts receivable                   113          273     342,127                 342,513
  Merchandise inventories                 171,212      543,935                             715,147
  Deferred income taxes                     6,797       12,871       4,302                  23,970
  Notes receivable from sale of
    receivables and intercompany
    borrowings                             30,715       90,293               ($121,008)
  Other current assets                      6,777       24,051           7                  30,835
                                          --------     --------   ---------   ---------   ---------
Total Current Assets                      231,019      665,168     376,682    (121,008)  1,151,861

Property and Equipment, net               186,266      579,615                             765,881
Goodwill and Intangibles, net               7,340      266,517                             273,857
Other Assets                                2,297       24,312       6,671                  33,280
Investment in and Advances to
  Subsidiaries                          1,109,362       18,346              (1,127,708)
                                          --------     --------   ---------   ---------   ---------
Total Assets                           $1,536,284   $1,553,958    $383,353 ($1,248,716) $2,224,879
                                        ==========   ==========   =========  ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                  $39,713     $110,441                            $150,154
  Accrued expenses and other
    current liabilities                    45,563      234,582     $15,071                 295,216
  Notes payable from purchase
    of receivables                                                 121,008   ($121,008)
  Current portion of long-term
    debt                                      452        8,148                               8,600
                                          --------     --------   ---------   ---------   ---------
Total Current Liabilities                  85,728      353,171     136,079    (121,008)    453,970

Senior Debt                               336,545       80,116     125,000                 541,661
Deferred Income Taxes                       8,683        9,319                              18,002
Other Long-Term Liabilities                10,763       94,954                             105,717
Subordinated Debt                                       10,964                              10,964
Investment by and Advances
  from Parent                                        1,005,434     122,274  (1,127,708)
Shareholders' Equity                    1,094,565                                        1,094,565
                                          --------     --------   ---------   ---------   ---------
Total Liabilities and
  Shareholders' Equity                 $1,536,284   $1,553,958    $383,353 ($1,248,716) $2,224,879
                                       ===========  ===========   ========= =========== ===========


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Accounts receivable, inventory, accounts payable, and senior debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

The August 1, 1998 trade accounts receivable balance decreased from the January 31, 1998 and August 2, 1997 balances due to selling a higher percentage of the Company's receivables through its securitization programs (primarily related to Carson's receivables which were not previously securitized). The proceeds of these additional sales of receivables were used to reduce senior debt balances.

August 1, 1998 merchandise inventory and property and equipment balances increased over January 31, 1998 and August 2, 1997 balances primarily due to four new store locations opened (net of closings) during 1997, the acquisition of the Brody's stores in March 1998, and the intensification of inventories at certain stores, particularly at certain Parisian and Herberger's stores.

August 1, 1998 subordinated debt decreased from the balance at August 2, 1997 due to the conversion of approximately $86 million of subordinated debentures into Common Stock and the retirement of approximately $128 million of additional debentures.

August 1, 1998 equity increased over the balances at January 31, 1998 and August 2, 1997 primarily due to net earnings and the previously mentioned conversion of subordinated debentures into common stock.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Prior year income statement information below has been restated to reflect the January 31, 1998 merger with Carson's, which was accounted for as a pooling of interests.

The following table shows for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not foot due to rounding).

                                                    Three Months Ended    Six Months Ended
                                                   --------------------   -----------------
                                                    8/1/98     8/2/97      8/1/98   8/2/97
                                                   ---------  ---------   --------  ------
Net sales                                           100.0%      100.0%     100.0%   100.0%
Costs and expenses:
  Cost of sales                                      63.8        64.2       64.2     64.6
  Selling, general & administrative expenses         25.4        25.9       25.0     25.4
  Other operating expenses                            8.6         8.1        8.1      8.0
  Store pre-opening costs                             0.1         0.1        0.1      0.1
  Merger, restructuring and integration cost          0.5         0.2        0.4      0.2
  Year 2000 expenses                                  0.3         0.5        0.3      0.3
  ESOP expenses                                       0.0         0.1        0.0      0.1
                                                     ------      ------    ------   ------
     Operating income                                 1.3         0.8        1.9      1.3
Other income (expense):
  Finance charge income                               4.1         3.8        4.0      3.7
  Finance charge income allocated to purchasers
    of accounts receivable                           (1.3)       (0.6)      (1.2)    (0.6)
  Interest expense                                   (1.0)       (2.0)      (1.0)    (2.0)
  Other income, net                                   0.1         0.0        0.0      0.0
Income before provision for income taxes              3.2         2.0        3.7      2.4
  Provision for income taxes                          1.3         0.9        1.5      1.0
Net income before extraordinary loss                  1.8         1.1        2.2      1.4
  Extraordinary loss, net of tax                      0.0         0.2        0.0      0.1
NET INCOME                                            1.8%        0.9%       2.2%     1.3%
                                                    ======       ======    ======    ======

For the second quarter ended August 1, 1998, total Company sales were $777.1 million, a 6% increase over $736.1 million in the prior year. For the six months ended August 1, 1998, total Company sales were $1.61 billion, a 6% increase over $1.52 billion in the prior year. The sales increases for the second quarter and six months were primarily attributable to a comparable store sales growth of 4% for both periods, additional sales from new stores opened, and sales from the Brody's stores acquired in March 1998.

For both the second quarter and the six months ended August 1, 1998, gross margin percentage increased 40 basis points over the prior year. This increase was achieved through improved execution of merchandising strategies, the realization of benefits related to increased purchasing scale, and shifts in the merchandise mix of select stores.

Selling, general, and administrative expenses declined as a percentage of net sales for the second quarter and the six months ended August 1, 1998 by 50 and 40 basis points, respectively. This expense leverage primarily resulted from targeted cost reductions related to each of the Company's completed business combinations and certain productivity efficiencies.

Other operating expenses, which consist of rents, depreciation, and taxes other than income taxes, increased by 50 and 10 basis points for the second quarter and six months ended August 1, 1998, respectively, over last year. These increases were largely attributable to the effect of new store openings and the capital expenditures related to store remodels and corporate infrastructure enhancements, which increased rent and depreciation.

In conjunction with the Company's business combinations with Younkers, Parisian, Herberger's, Carson's, and Brody's, the
Company incurred certain integration charges in each period presented. For the quarters ended August 1, 1998 and August 2,
1997, these charges totaled $4.0 million, or 0.5% of net sales, and $1.6 million, or 0.2% of net sales, respectively. For the six month periods ended August 1, 1998 and August 2, 1997, these charges totaled $6.0 million, or 0.4% of net sales, and $3.1 million, or $0.2% of net sales, respectively.

The Company has completed its assessment of the Year 2000 effect on the Company's systems. Necessary systems modifications are currently underway and are scheduled for completion by spring 1999. For the quarters ended August 1, 1998 and August 2, 1997, Year 2000 expenses totaled $2.6 million, or 0.3% of net sales, and $3.7 million, or 0.5% of net sales, respectively. For the six month periods ended August 1, 1998 and August 2, 1997, Year 2000 expenses totaled $4.1 million, or 0.3% of net sales, and $4.4 million, or 0.3% of net sales, respectively. Management anticipates that additional Year 2000 charges will total approximately $3.0 million for the last two quarters of 1998 and $1.0 million for 1999.

For the quarter and six months ended August 1, 1997, the Company incurred expenses of $.8 million, or 0.1% of net sales, and $1.5 million, or 0.1% of net sales, respectively, related to the Company's Employee Stock Ownership Plan (the "ESOP") maintained at Herberger's. The ESOP was terminated in December 1997.

For the both the quarter and six months ended August 1, 1998, finance charge income, as a percent of net sales, increased 30 basis points over the prior year. These increases were primarily due to the successful introduction of a proprietary charge card program to the Company's Herberger's customers in May 1997 as well as certain proprietary charge card term changes for most of the Company's credit card programs effected in late 1997 and early 1998.

Total financing costs, which include interest expense and finance charge income allocated to the third party purchasers of accounts receivable, decreased as a percentage of net sales for the second quarter and six months by 30 and 40 basis points, respectively, due to lower average borrowings during the periods as well as more favorable financing terms.

Net income for the quarter ended August 1, 1998 totaled $14.0 million, or $.15 per diluted share, compared to $6.9 million, or $.08 per diluted share, for the quarter ended August 2, 1997. Net income for the six months ended August 1, 1998 totaled $34.9 million, or $.37 per diluted share, compared to $20.2 million, or $.23 per diluted share, in the prior year. The increase in earnings over the prior year primarily was due to improved gross margin performance, leverage on operating expenses, increased finance charge income, and lower financing costs.

This Form 10-Q contains "forward-looking" statements within the meaning of the federal securities laws. Forward-looking information in this Form 10-Q is premised on many factors, some of which are outlined below. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management's assumptions.

The forward-looking information and statements are based on a series of projections and estimates and involve certain risks and uncertainties. Potential risks and uncertainties include such factors as the level of consumer spending for apparel and other merchandise carried by the Company; the competitive pricing environment within the department and specialty store industries; the effectiveness of planned advertising, marketing, and promotional campaigns; appropriate inventory management; realization of planned synergies; effective cost containment; and solution of Year 2000 systems issues by the Company and its suppliers. For additional information regarding these and other risk factors, please refer to the Company's public filings with the Securities and Exchange Commission, which may be accessed via EDGAR through the internet at www.sec.gov.


                         PROFFITT'S, INC.
                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on
June 10, 1998.   77,384,431 shares of the 89,637,101 shares of
Common Stock entitled to vote, or 86.3% were represented at the meeting in person or by proxy. The matters submitted to a vote of the shareholders and the vote on those matters were as follows:

1. All nominees for Directors listed in the proxy statement were elected to hold office until the next Annual Meeting of the
     Shareholders.  Shareholders holding at least  64,900,150
     shares voted FOR and shareholders holding no more than
     12,484,281          shares WITHHELD from voting.

2. The vote for the 1998 Senior Executive Bonus Plan was as follows: FOR: 76,540,079; AGAINST: 772,267; and ABSTAIN:
     72,084.

3.   The vote for the Ratification of Appointment of Independent
     Accountants (PricewaterhouseCoopers LLP) for the fiscal year ending January 30, 1999 was as follows: FOR: 77,340,250;
     AGAINST: 26,463; and ABSTAIN: 17,718.

Item 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       27.1  Financial Data Schedule

  (b)  Form 8-K Reports.

       Reports on Form 8-K were filed with the Commission on July 8, 1998 and July 13, 1998 regarding the Company's planned merger with Saks Holdings, Inc. A report on Form 8-K/A was filed with the Commission on July 14, 1998 to correct certain information in the July 13, 1998 filing.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PROFFITT'S, INC.
                                ____________________________________
                                Registrant



                                9/11/98
                                ____________________________________
                                Date

                                /s/  Douglas E. Coltharp
                                ____________________________________
                                Douglas E. Coltharp
                                Executive Vice President and
                                Chief Financial Officer