Form 10-Q
period 1998-10-31
SAKS INC
filed 1998-12-15
CIK 812900

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the quarterly period ended October 31, 1998
                                OR
( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from                    to

               For Quarter Ended:  October 31, 1998
                 Commission File Number:  1-13113

      Exact name of registrant as specified in its charter:

          SAKS INCORPORATED (formerly PROFFITT'S, INC.)

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

Common Stock, $.10 Par Value -- 143,327,976 shares as of October
31, 1998


                        SAKS INCORPORATED

Index

PART I.  FINANCIAL INFORMATION                               Page No.

  Item 1.  Financial Statements (Unaudited)
     Condensed Consolidated Balance Sheets   October
     31, 1998, January 31, 1998, and November 1, 1997. . . . . .3

     Condensed Consolidated Statements of Income --
     Three and Nine Months Ended October 31, 1998 and
     November 1, 1997. . . . . . . . . . . . . . . . . . . . . .4

     Condensed Consolidated Statements of Cash Flows
     -- Nine Months Ended October 31, 1998 and
     November 1, 1997. . . . . . . . . . . . . . . . . . . . . .5

     Notes to Condensed Consolidated Financial
     Statements. . . . . . . . . . . . . . . . . . . . . . . . .6

  Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations  . . . . . . . . . . . . 19

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . 27

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 28


                            SAKS INCORPORATED AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (in thousands)

                                                   October 31,                          November 1,
                                                     1998            January 31,          1997
                                                   (unaudited)          1998            (unaudited)
                                                   -----------       -----------       -------------
ASSETS
Current assets
  Cash and cash equivalents                            $3,937            $50,864          $37,651
  Trade accounts receivable                           182,898            412,209          380,324
  Merchandise inventories                           1,768,242          1,244,682        1,562,152
  Other current assets                                 77,301            111,621           89,503
  Deferred income taxes                                12,593             71,814           19,449
                                                    ---------          ---------        ---------
     Total current assets                           2,044,971          1,891,190        2,089,079
Property and equipment, net                         2,061,741          1,725,979        1,658,486
Goodwill and intangibles, net                         518,275            327,307          360,802
Deferred income taxes                                 345,055            257,848
Other assets                                           73,376             67,929           73,807
                                                    ---------          ---------        ---------
TOTAL ASSETS                                       $5,043,418         $4,270,253       $4,182,174
                                                    =========          =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                             $546,752           $333,794         $582,283
  Accrued expenses and other current
     liabilities                                      484,437            454,034          355,313
  Current portion of long-term debt                    12,632             13,058           43,266
                                                    ---------          ---------        ---------
      Total current liabilities                     1,043,821            800,886          980,862

Senior debt                                         1,692,538          1,093,806        1,069,797
Deferred income taxes                                                                      31,123
Other long-term liabilities                           148,421            144,068          140,879
Subordinated debt                                     276,000            286,964          387,334
Shareholders' equity                                1,882,638          1,944,529        1,572,179
                                                    ---------          ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                           $5,043,418         $4,270,253       $4,182,174
                                                    =========          =========        =========

See notes to condensed consolidated financial statements.

                            SAKS INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         (in thousands, except per share amounts)

                                             Three Months Ended             Nine Months Ended
                                          ---------------------------  ---------------------------
                                          10/31/98         11/1/97       10/31/98        11/1/97
                                         -----------    -----------     -----------     -----------
Net sales                                 $1,472,817     $1,417,041     $4,169,163       $3,907,510
Costs and expenses:
  Cost of sales                              988,769        903,197      2,750,189        2,540,006
  Selling, general and admin-
    istrative expenses                       345,947        304,471        934,192          846,942
  Other operating expenses                   124,134        108,049        353,090          311,900
  Store pre-opening costs                      3,130          7,569          6,128           12,804
  Merger, restructuring and
    integration costs                         92,777         (1,830)        98,728            1,272
  Loss on long-lived assets                   17,096            161         18,951              191
  Year 2000 expenses                             951            343          5,078            4,705
  ESOP expenses                                               7,938                           9,470
                                            ---------      ---------      ---------        ---------
     Operating income (loss)                 (99,987)        87,143          2,807          180,220
Other income (expense):
  Interest expense                           (27,133)       (29,379)       (76,425)         (86,876)
  Other income (expense), net                (18,407)          (707)       (17,653)            (318)
                                            ---------      ---------      ---------        ---------
Income (loss) before provision
  for income taxes                          (145,527)        57,057        (91,271)          93,026
Provision (benefit) for income
  taxes                                      (39,373)        17,451        (16,223)          32,956
                                            ---------      ---------      ---------        ---------
Income (loss) before extra-
  ordinary loss                             (106,154)        39,606        (75,048)          60,070
Extraordinary loss on early
  extinguishment of debt, net
  of taxes                                    21,556            612         21,890            5,084
                                            ---------      ---------      ---------        ---------
NET INCOME (LOSS)                          ($127,710)       $38,994       ($96,938)         $54,986
                                            =========      =========      =========        =========
Basic earnings (loss) per share:
  Income (loss) before extra-
    ordinary loss                             ($0.74)         $0.29         ($0.53)           $0.44
  Extraordinary loss                           (0.15)         (0.01)         (0.15)           (0.04)
                                            ---------      ---------      ---------        ---------
 Income (loss)                                ($0.89)         $0.28         ($0.68)           $0.40
                                            =========      =========      =========        =========
 Diluted earnings (loss) per share:
  Income (loss) before extra-
    ordinary loss                             ($0.74)         $0.28         ($0.53)           $0.43
  Extraordinary loss                           (0.15)         (0.01)         (0.15)           (0.03)
                                            ---------      ---------      ---------        ---------
 Net income (loss)                            ($0.89)         $0.27         ($0.68)           $0.39
                                            =========      =========      =========        =========
Weighted average common shares:
  Basic                                      143,289        138,009        142,631          136,369
  Diluted                                    143,289        143,983        142,631          139,727


See notes to condensed consolidated financial statements.

                            SAKS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (in thousands)

                                                                              Nine Months Ended
                                                                         ---------------------------
                                                                        October 31,       November 1,
                                                                          1998               1997
                                                                       ----------        ----------
OPERATING ACTIVITIES
  Net income (loss)                                                     ($96,938)           $54,986
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                        111,434             99,695
    Asset write-offs                                                      43,951                191
    Extraordinary loss on extinguishment of debt                           8,781              3,352
    ESOP expenses                                                                             8,786
    Deferred income taxes                                                (27,986)             7,123
    Other                                                                                     3,379
    Changes in operating assets and liabilities, net                      88,256           (186,494)
                                                                      -----------        -----------
      Net cash provided by (used in) operating activities                127,498             (8,982)

INVESTING ACTIVITIES
  Purchases of property and equipment, net                              (300,488)          (249,707)
  Proceeds from sale of assets                                             2,500             26,077
  Acquisition of Dillard's stores, Brody's, and Bullock &
    Jones                                                               (484,076)
                                                                      -----------        -----------
      Net cash used in investing activities                             (782,064)          (223,630)

FINANCING ACTIVITIES
  Proceeds from long-term borrowings                                   1,081,800            122,446
  Payments on long-term debt and capital lease obligations              (235,538)          (150,675)
  Net borrowings (repayments) under credit and receivables
    facilities                                                          (261,750)           203,689
  Purchase and retirement of common shares                                  (474)           (13,095)
  Proceeds from issuance of common shares                                 23,601             22,289
  ESOP loan repayment                                                                         9,778
  Payments to preferred and common shareholders                                              (1,124)
                                                                      -----------        -----------
      Net cash provided by financing activities                          607,639            193,308

      Decrease in cash and cash equivalents                              (46,927)           (39,304)
      Cash and cash equivalents at beginning of period                    50,864             76,955
                                                                      -----------        -----------
      Cash and cash equivalents at end of period                          $3,937            $37,651
                                                                      ===========        ===========
See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999. The financial statements include the accounts of Saks Incorporated (the "Company;" formerly Proffitt's, Inc.) and its subsidiaries, including its special purpose receivables financing subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended January 31, 1998 as restated and filed on Form 8-K on November 30, 1998.

The accompanying balance sheet at January 31, 1998 has been derived from the audited financial statements at that date.

NOTE 2 -- BUSINESS COMBINATIONS

Effective September 17, 1998, Proffitt's, Inc. combined its business with Saks Holdings, Inc. ("SHI"), the holding company of Saks & Company which did business as Saks Fifth Avenue, Off 5th, Folio, and Bullock & Jones. The merger has been accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements have been restated for the prior periods to include the results of operations, financial position, and cash flows of SHI. In conjunction with the merger, Proffitt's, Inc. changed its corporate name to Saks Incorporated.

Separate results of the combined entities were as follows:

                                Three Months Ended           Nine Months Ended
                              ----------------------       ---------------------
                            October 31,    November 1,   October 31,   November 1,
                               1998          1997          1998          1997
                             --------      --------      --------      --------
Revenue
  Proffitt's                  $896,166      $873,974    $2,506,442   $2,394,530
  SHI                          576,651       543,067     1,662,721    1,512,980
                            -----------   -----------   -----------  -----------
  Total                     $1,472,817    $1,417,041    $4,169,163   $3,907,510
                            ===========   ===========   ===========  ===========

Extraordinary Item
  Proffitt's                   $11,984          $612       $12,318       $1,732
  SHI                            9,572                       9,572        3,352
                            -----------   -----------   -----------  -----------
  Total                        $21,556          $612       $21,890       $5,084
                            ===========   ===========   ============ ===========

Net Income (Loss)
  Proffitt's                  $(16,654)      $15,356       $18,247      $35,514
  SHI                         (111,056)       23,638      (115,185)      19,472
                            -----------   -----------   ------------  ----------
  Total                      $(127,710)      $38,994      $(96,938)     $54,986
                            ===========   ===========   ============= ==========

The net losses for the three and nine month periods ended October 31, 1998 include merger, restructuring and integration costs related to the SHI merger of approximately $86.5 million of which approximately $28.6 million and $57.9 million were direct expenses of Proffitt's and SHI, respectively.

Effective January 31, 1998, immediately before the Company's prior fiscal year end, the Company combined its business with Carson Pirie Scott & Co. ("Carson's"), a retail department store chain currently operating 51 department and 4 free-standing furniture stores in the Midwest. The merger has been accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements have been restated for the prior year to include the results of operations, financial position, and cash flows of Carson's. Prior to the merger with the Company, Carson's financed its trade accounts receivables with a $200 million receivables facility. In connection with the merger, the Carson's receivables facility was terminated and the $125 million outstanding balance was repaid in February 1998 with the proceeds from the sale of Carson's receivables under the Company's existing receivables securitization agreements.

On March 6, 1998, the Company acquired Brody Brothers Dry Goods Company, Inc. ("Brody's"), which operated six department stores in North Carolina. Consideration was paid in cash and was immaterial to the Company. Four of the Brody's locations were converted into Proffitt's stores, and two stores were permanently closed. The operations of these stores are reflected in the financial statements subsequent to the date of the acquisition.

On August 2, 1998, SHI purchased the assets of Bullock & Jones, which operates a catalog operation and one store in San Francisco. Consideration was paid in cash and was immaterial to the Company. The operations of Bullock & Jones are reflected in the financial statements subsequent to the date of the acquisition.

On October 2, 1998, the Company acquired from Dillard's, Inc. the real and personal property of 14 store locations, along with certain inventory and accounts receivable. Consideration was paid in cash and totaled approximately $440 million. The acquired stores were converted into the Company's stores as follows:
Proffitt's (6), Parisian (5), McRae's (1), Younkers (1), and Herberger's (1). The operations of these stores are reflected in the financial statements subsequent to the date of the acquisition. An additional store location was purchased from Dillard's in December 1998.

The respective purchase price for each of the Brody's, Bullock & Jones, and Dillard's stores acquisition has been allocated first to identifiable tangible assets and liabilities based on preliminary estimates of their fair values, with the remainder allocated to goodwill and other intangible assets to be identified. The excess of the cost of acquiring these businesses over the fair value of the acquired tangible assets of approximately $200 million is included in "goodwill and intangibles" on the balance sheet. Amortization of goodwill and intangibles is provided on a straight-line basis over the respective lives of the various intangible assets ranging from 10 to 40 years.

For the three and nine months ended October 31, 1998 and November 1, 1997, the Company incurred certain integration costs related to its business combinations with Younkers (completed February 3, 1996), Parisian (completed October 11, 1996), and Herberger's (completed February 1, 1997). The Company also incurred merger, restructuring and integration costs resulting from its business combinations with Carson's, Brody's, Bullock & Jones, and SHI. Merger, restructuring, and integration costs incurred in the three and nine month periods ended October 31, 1998 and November 1, 1997 (before income taxes) were as follows (in millions):


                                           Three Months             Nine  Months
                                               Ended                    Ended
                                       --------------------    -------------------
                                      10/31/98     11/1/97     10/31/98    11/1/97
                                      --------     --------    --------    -------
Related to SHI merger:
   Merger transaction costs,
      principally investment banking,
      legal, and other direct merger
      costs                             $45.0                    $45.0
   Severance and related costs            9.2                      9.2
   Conversion and consolidation of
      systems and administrative
      operations                          7.3                      7.3
   Abandonment of duplicate assets       25.0                     25.0
Related to integration of previously
  acquired businesses                     6.3       ($1.8)        12.2       $1.3
                                       --------    -------       ------     ------
Total                                   $92.8       ($1.8)       $98.7       $1.3
                                       =======      ======       =====       =====


A reconciliation of the aforementioned charges to the amounts of merger, restructuring, and integration (MRI) costs remaining unpaid at October 31, 1998 is as follows (in thousands):

     Amounts unpaid at January 31, 1998 related to prior
       MRI events                                             $ 25,094
     Adjustments to amounts unpaid at January 31, 1998               0
     Amounts related to continuing integration efforts
       of prior mergers for the nine months ended October
       31, 1998                                                 12,290
     Amounts related to SHI merger                              86,438
     Amounts paid or assets written off during
       the nine months ended October 31, 1998                  (66,699)
                                                              --------
     Amounts unpaid at October 31, 1998                       $ 57,123
                                                              ========

The Compoents of the aforementioned unpaid amounts are as follows (in thousands):

                                            January 31,          October 31,
                                               1998                 1998
                                            -----------          -----------
Direct Merer Costs:
  Carson's                                  $  5,750               $   650
  SFA                                            --                 31,200

Severance paid on last day worked:
  Carson's                                     5,800                 2,000
  SFA                                            --                  6,000
  Continuing integration efforts                 595                   --

Severance paid over contractual periods:
  Carson's                                     4,000                 4,000
  Continuing integration efforts               2,400                 1,995

Contractual obligations to be paid within
  1 year of merger                               --                  5,000

Contractual obligations with extended payment
  terms (i.e. rents on abandoned leases,
  payments on abandoned contracts)             4,500                 4,500

Other (includes all merger and integration
  efforts)                                     2,049                 1,778
                                              -------               -------
                                             $25,094               $57,123

"Asset write-offs" of $44 million in the October 31, 1998 Statement of Cash Flows is comprised principally of the non cash charge associated with losses from long lived assets of $17.1 million and the $25 million write-off of duplicate information technology assets reflected in merger, restructuring and integration costs.


NOTE 3 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three and nine months ended October 31, 1998 and November
1, 1997 are as follows:  (net income and shares in thousands)

                                  For the Quarter Ended             For the Quarter Ended
                                   October 31, 1998                    November 1, 1997
                             -------------------------------   ------------------------------
                                          Weighted                          Weighted
                              Average    Per Share              Average    Per Share
                            Income (a)    Shares    Amount     Income (a)    Shares     Amount
                             ---------   --------- ---------   - ---------  ---------  --------
Basis EPS                   $(106,154)    143,289   $ (0.74)    $ 39,606     138,009   $ 0.29

Effect of dilutive stock
options (based on the
treasury stock method
using the average price)                       --                    458       5,974
                            ----------   ---------  ---------   ---------    --------  -------
Diluted EPS                 $(106,154)    143,289   $ (0.74)    $ 40,064     143,983   $ 0.28
                            ==========    ========  =========   =========    ======== ========


                                For the Nine Months Ended         For the Nine Months Ended
                                   October 31, 1998                    November 1, 1997
                             -------------------------------   ------------------------------
                                          Weighted                            Weighted
                              Average    Per Share              Average      Per Share
                            Income (a)    Shares    Amount     Income (a)     Shares    Amount
                             ---------   --------- ---------   ---------     --------- -------
Basic EPS                   $ (75,048)    142,631   $ (0.53)    $ 60,070     136,369   $ 0.44

Effect of dilutive stock
options (based on the
treasury stock method
using the average price)                      --                               3,358
                            ----------   --------  ---------   ---------    --------  --------
Diluted EPS                $ (75,048)     142,631   $ (0.53)    $ 60,070     139,727   $ 0.43
                            ==========   ========  =========   =========    ========  ========

(a) Income (loss) before extraordinary items.


NOTE 4 -- CONTINGENCIES AND SUBSEQUENT EVENT

The Company is involved in several legal proceedings arising from its normal course of business activities, and accruals for losses have been established where appropriate. Management believes that none of these legal proceedings will have an on-going material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

On December 9, 1998, the United States Bankruptcy Court for the Eastern District of Wisconsin approved a settlement agreement resolving the Chapter 11 bankruptcy litigation between Carson's and Bank One, Wisconsin. Bank One agreed to pay Carson's $42.5 million to resolve all claims of Carson's. The Bank One payment is net of any Bank One claim under the plan of reorganization. Pursuant to Carson's 1993 plan of reorganization, the settlement payment is not distributable to Carson's Chapter 11 creditors.

NOTE 5 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that all derivative financial instruments be recorded on the financial statements. SFAS No. 133 is effective for the Company in the first fiscal quarter of 2000, and the Company is in the process of ascertaining the impact that this new standard will have on its financial statements.

NOTE 6 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's Senior Notes (which are all of the wholly-owned subsidiaries of Saks Incorporated, except for Proffitt's Credit Corporation ("PCC"), Younkers Credit Corporation ("YCC"), the National Bank of the Great Lakes ("NBGL"), SHI real estate financing subsidiary trusts ("REMIC trusts"), and Saks Finance Company ("SFC")); and 3) on a combined basis, PCC, YCC, NBGL, REMIC Trusts, and SFC, the only non-guarantor subsidiaries of the Senior Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries. Saks Incorporated is comprised of substantially all of Proffitt's and Younkers' store operations and certain corporate management and financing functions. Borrowings and the related interest expense under Saks Incorporated's revolving credit facility are allocated to Saks Incorporated and the guaranty subsidiaries under arrangements among Saks Incorporated and the subsidiaries.


SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 31, 1998
(Dollars In Thousands)

                                                                  Non-
                                        Saks       Guarantor   Guarantor
                                       Incorp-      Subsid-    Subsid-       Elimin-      Consoli-
                                       orated        iaries      iaries       ations        dated
                                      --------     --------     --------    --------      --------
ASSETS
Current Assets
  Cash and cash equivalents             $10,022     ($49,792)    $43,707                     $3,937
  Trade accounts receivable                  53          227     182,618                    182,898
  Merchandise inventories               308,183    1,460,059                              1,768,242
  Deferred income taxes                   6,901        2,281       3,411                     12,593
  Intercompany borrowings                25,188                              ($25,188)
  Other current assets                   16,091       57,762       3,448                     77,301
                                      ----------   ----------   ---------    ---------    ----------
Total Current Assets                    366,438    1,470,537     233,184      (25,188)    2,044,971

Property and Equipment, net             283,902    1,192,435     585,404                  2,061,741
Goodwill and Intangibles, net            98,386      419,889                                518,275
Other Assets                              4,421       45,344      23,611                     73,376
Deferred Income Taxes                   (16,291)     361,346                                345,055
Investment in and Advances
   to Subsidiaries                    2,593,867    1,433,860               (4,027,727)
                                      ----------   ----------   ---------   ----------    ----------
Total Assets                         $3,330,723   $4,923,411    $842,199  ($4,052,915)   $5,043,418
                                     ===========  ===========   ========= ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                $85,226     $461,526                               $546,752
  Accrued expenses and other
    current liabilities                  41,773      413,904     $28,760                    484,437
  Intercompany borrowings                                         25,188     ($25,188)
  Current portion of long-
    term debt                               452       12,180                                 12,632
                                      ----------   ----------   ---------    ---------    ----------
Total Current Liabilities               127,451      887,610      53,948      (25,188)    1,043,821

Senior Debt                           1,293,006      163,691     235,841                  1,692,538
Other Long-Term Liabilities              27,628      119,018       1,775                    148,421
Subordinated Debt                                    276,000                                276,000
Investment by and Advances
   from Parent                                     3,477,092     550,635   (4,027,727)
Shareholders' Equity                  1,882,638                                           1,882,638
                                      ----------   ----------   ---------    ---------    ----------
     Total Liabilities and
     Shareholders' Equity            $3,330,723   $4,923,411    $842,199  ($4,052,915)   $5,043,418
                                      ==========   ==========  ==========  ===========    ==========



SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 31, 1998
(Dollars In Thousands)

                                                                  Non-
                                        Saks       Guarantor   Guarantor
                                       Incorp-      Subsid-    Subsid-       Elimin-      Consoli-
                                       orated        iaries      iaries       ations        dated
                                      --------     --------     --------    --------      --------
ASSETS
Current Assets
  Cash and cash equivalents             $15,405      ($4,594)    $40,053                    $50,864
  Trade accounts receivable                 113          273     411,823                    412,209
  Merchandise inventories               171,212    1,073,470                              1,244,682
  Deferred income taxes                   6,797       58,570       6,447                     71,814
  Intercompany borrowings                30,715       90,293                ($121,008)
  Other current assets                    6,777       98,292       6,552                    111,621
                                      ----------   ----------   ---------    ---------    ----------
Total Current Assets                    231,019    1,316,304     464,875     (121,008)    1,891,190

Property and Equipment, net             186,266      953,642     586,071                  1,725,979
Goodwill and Intangibles, net             7,340      319,967                                327,307
Other Assets                              2,297       39,731      25,901                     67,929
Deferred Income Taxes                    (8,683)     266,531                                257,848
Investment in and Advances
   to Subsidiaries                    1,959,326    1,352,541               (3,311,867)
                                      ----------   ----------   ---------    ---------    ----------
          Total Assets               $2,377,565   $4,248,716  $1,076,847  ($3,432,875)   $4,270,253


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                $39,713     $294,081                               $333,794
  Accrued expenses and other
    current liabilities                  45,563      380,800     $27,671                    454,034
  Intercompany borrowings                                        121,008    ($121,008)
  Current portion of long-
    term debt                               452       12,606                                 13,058
                                      ----------   ----------   ---------    ---------    ----------
Total Current Liabilities                85,728      687,487     148,679     (121,008)      800,886

Senior Debt                             336,545      331,420     425,841                  1,093,806
Other Long-Term Liabilities              10,763      131,476       1,829                    144,068
Subordinated Debt                                    286,964                                286,964
Investment by and Advances
   from Parent                                     2,811,369     500,498   (3,311,867)
Shareholders' Equity                  1,944,529                                           1,944,529
                                      ----------   ----------   ---------    ---------    ----------
  Total Liabilities and
    Shareholders' Equity             $2,377,565   $4,248,716  $1,076,847  ($3,432,875)   $4,270,253
                                     ===========  =========== ===========  ===========   ===========


SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER  31, 1998
(Dollars In Thousands)


                                                                  Non-
                                        Saks       Guarantor   Guarantor
                                       Incorp-      Subsid-    Subsid-       Elimin-      Consoli-
                                       orated        iaries      iaries       ations        dated
                                      --------     --------     --------    --------      --------
Net sales                              $194,349   $1,278,468                             $1,472,817
Costs and expenses
  Cost of sales                         120,116      868,653                                988,769
  Selling, general and
    administrative expenses              36,802      337,387     $21,390     ($49,632)      345,947
  Other operating expenses               16,661      115,759      (8,286)                   124,134
  Store pre-opening costs                   618        2,512                                  3,130
  Merger, restructuring and
    integration costs                    31,427       61,350                                 92,777
  Losses from long-lived
    assets                                    1       17,095                                 17,096
  Year 2000 expenses                                     951                                    951
                                      ----------   ----------   ---------    ---------    ----------
     Operating income (loss)            (11,276)    (125,239)    (13,104)      49,632       (99,987)

Other income (expense)
  Finance charge income, net                                      49,632      (49,632)
  Intercompany gain (loss) on
    sale of receivables                  (1,654)      (2,485)      4,139
  Intercompany servicer fees                           7,879      (7,879)
  Equity in earnings (losses)
    of subsidiaries                     (89,566)        (551)                  90,117
  Interest expense, net                  (3,400)     (18,041)     (5,692)                   (27,133)
  Other income (expense), net            (9,742)      (8,665)                               (18,407)
                                      ----------   ----------   ---------    ---------    ----------
Income (loss) before provision
   for income taxes and extra-
   ordinary item                       (115,638)    (147,102)     27,096       90,117      (145,527)

Provision (benefit) for
   income taxes                              88      (48,771)      9,310                    (39,373)
                                      ----------   ----------   ---------    ---------    ----------
Income (loss) before extra-
   ordinary item                       (115,726)     (98,331)     17,786       90,117      (106,154)

Extraordinary item, net
   of taxes                              11,984        2,670       6,902                     21,556
                                      ----------   ----------   ---------    ---------    ----------
Net income (loss)                     ($127,710)   ($101,001)    $10,884      $90,117     ($127,710)
                                       =========    =========   =========    =========     =========


SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED OCTOBER 31, 1998
(Dollars In Thousands)

                                                                  Non-
                                        Saks       Guarantor   Guarantor
                                       Incorp-      Subsid-    Subsid-       Elimin-      Consoli-
                                       orated        iaries      iaries       ations        dated
                                      --------     --------     --------    --------      --------
Net sales                              $532,181   $3,636,982                             $4,169,163
Costs and expenses
  Costs and expenses                    338,945    2,411,244                              2,750,189
  Selling, general and
    administrative expenses             107,373      886,489     $65,439    ($125,109)      934,192
  Other operating expenses               44,469      334,922     (26,301)                   353,090
  Store pre-opening costs                 1,242        4,886                                  6,128
  Merger, restructuring and
    integration costs                    35,374       63,354                                 98,728
  Losses from long-lived
    assets                                  357       18,594                                 18,951
  Year 2000 expenses                        884        4,194                                  5,078
                                      ----------   ----------   ---------    ---------    ----------
      Operating income (loss)             3,537      (86,701)    (39,138)     125,109         2,807

Other income (expense)
  Finance charge income, net                                     125,109     (125,109)
  Intercompany gain (loss)
    on sale of receivables               (4,385)     (15,064)     19,449
  Intercompany servicer fees                          20,819     (20,819)
  Equity in earnings (losses)
    of subsidiaries                     (65,120)      12,562                   52,558
  Interest expense, net                  (6,367)     (47,943)    (22,115)                   (76,425)
  Other income (expense),
    net                                  (9,738)      (7,915)                               (17,653)
                                      ----------   ----------   ---------    ---------    ----------
  Income (loss) before pro-
    vision for income taxes
    and extraordinary item              (82,073)    (124,242)     62,486       52,558       (91,271)

Provision (benefit) for
  income taxes                            2,881      (41,213)     22,109                    (16,223)
                                      ----------   ----------   ---------    ---------    ----------
Income (loss) before extra-
  ordinary item                         (84,954)     (83,029)     40,377       52,558       (75,048)

Extraordinary item, net of
  taxes                                  11,984        3,004       6,902                     21,890
                                      ----------   ----------   ---------    ---------    ----------
Net income (loss)                      ($96,938)    ($86,033)    $33,475      $52,558      ($96,938)
                                      ==========   ==========   =========    =========     =========


SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED NOVEMBER  1, 1997
(Dollars In Thousands)


                                                                  Non-
                                        Saks       Guarantor   Guarantor
                                       Incorp-      Subsid-    Subsid-       Elimin-      Consoli-
                                       orated        iaries      iaries       ations        dated
                                      --------     --------     --------    --------      --------
Net sales                              $186,710   $1,230,331                             $1,417,041
Costs and expenses
  Cost of sales                         117,839      785,358                                903,197
  Selling, general and
    administrative expenses              35,668      286,042     $19,171     ($36,410)      304,471
  Other operating expenses               14,749      101,749      (8,449)                   108,049
  Store pre-opening costs                              7,569                                  7,569
  Merger, restructuring and
    integration costs                                 (1,830)                                (1,830)
  Losses from long-lived
    assets                                   (3)         164                                    161
  Year 2000 expenses                                     343                                    343
  ESOP expenses                                        7,938                                  7,938
                                      ----------   ----------   ---------    ---------    ----------
      Operating income (loss)            18,457       42,998     (10,722)      36,410        87,143

Other income (expense)
  Finance charge income, net                                      36,410      (36,410)
  Intercompany gain (loss) on
    sale of receivables                  (2,219)      (6,136)      7,231        1,124
  Intercompany servicer fees                           3,495      (3,495)
  Equity in earnings of
    subsidiaries                         31,998       14,480                  (46,478)
  Interest expense, net                  (2,983)     (16,252)    (10,144)                   (29,379)
  Other income (expense), net              (135)        (571)         (1)                      (707)
                                      ----------   ----------   ---------    ---------    ----------
Income before provision for
   income taxes and extra-
   ordinary item                         45,118       38,014      19,279      (45,354)       57,057

Provision for income taxes                6,124        8,156       2,720          451        17,451
                                      ----------   ----------   ---------    ---------    ----------
Income before extraordinary
   item                                  38,994       29,858      16,559      (45,805)       39,606

Extraordinary item, net of
   taxes                                                 612                                    612
                                      ----------   ----------   ---------    ---------    ----------
Net income                              $38,994      $29,246     $16,559     ($45,805)      $38,994
                                        ========     ========    ========     ========      ========


SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED NOVEMBER 1, 1997
(Dollars In Thousands)

                                                                 Non-
                                        Saks       Guarantor   Guarantor
                                       Incorp-      Subsid-    Subsid-       Elimin-      Consoli-
                                       orated        iaries      iaries       ations        dated
                                      --------     --------     --------    --------      --------
Net sales                              $496,667   $3,410,843                             $3,907,510
Costs and expenses
  Cost of sales                         318,702    2,221,304                              2,540,006
  Selling, general and admin-
    istrative expenses                  112,558      796,779     $50,762    ($113,157)      846,942
  Other operating expenses               39,389      298,492     (25,981)                   311,900
  Store pre-opening costs                    57       12,747                                 12,804
  Merger, restructuring and
    integration costs                        98        1,174                                  1,272
  Losses from long-lived
    assets                                   (8)         199                                    191
  Year 2000 expenses                                   4,705                                  4,705
  ESOP expenses                                        9,470                                  9,470
                                      ----------   ----------   ---------    ---------    ----------
Operating income (loss)                  25,871       65,973     (24,781)     113,157       180,220

Other income (expense)
  Finance charge income, net                                     113,157     (113,157)
  Intercompany gain (loss) on
    sale of receivables                  (3,262)     (15,137)     18,399
  Intercompany servicer fees                           9,701      (9,701)
  Equity in earnings of sub-
    sidiaries                            47,087       31,905                  (78,992)
  Interest expense, net                  (9,082)     (46,404)    (31,390)                   (86,876)
  Other income (expense), net              (271)        (169)        122                       (318)
                                      ----------   ----------   ---------    ---------    ----------

Income before provision for
  income taxes and extra-
  ordinary item                          60,343       45,869      65,806      (78,992)       93,026

Provision for income taxes                5,357        6,445      21,154                     32,956
                                      ----------   ----------   ---------    ---------    ----------
Income before extraordinary
  item                                   54,986       39,424      44,652      (78,992)       60,070

Extraordinary item, net of
  taxes                                                2,448       2,636                      5,084
                                      ----------   ----------   ---------    ---------    ----------
Net income                              $54,986      $36,976     $42,016     ($78,992)      $54,986
                                        ========     ========    ========     ========      ========


SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 1998
(Dollars In Thousands)


                                                                  Non-
                                        Saks       Guarantor   Guarantor
                                       Incorp-      Subsid-    Subsid-       Elimin-      Consoli-
                                       orated        iaries      iaries       ations        dated
                                      --------     --------     --------    --------      --------
OPERATING ACTIVITIES
Net income (loss)                      ($96,938)    ($86,033)    $33,475      $52,558      ($96,938)
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
  Equity in earnings (losses)
    of subsidiaries                      65,120      (12,562)                 (52,558)
  Depreciation and amort-
    ization                              11,018       85,416      15,000                    111,434
  Deferred income taxes                   7,504      (36,381)        891                    (27,986)
  Extraordinary loss on
    extinguishment of debt                             8,781                                  8,781
  Asset write-offs                          355       43,596                                 43,951
  Changes in operating assets
    and liabilities, net                (30,696)    (116,687)    235,639                     88,256
                                      ----------   ----------   ---------    ---------    ----------
    Net cash provided by (used
    in) operating activities            (43,637)    (113,870)    285,005                    127,498


INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                      (32,643)    (247,507)    (20,338)                  (300,488)
  Proceeds from sale of assets            2,500                                               2,500
  Acquisition of Dillard
    stores, Brody's and
    Bullock & Jones                    (230,221)    (253,855)                              (484,076)
                                      ----------   ----------   ---------    ---------    ----------
    Net cash used in invest-
    ing activities                     (260,364)    (501,362)    (20,338)                  (782,064)

FINANCING ACTIVITIES
  Inter-company borrowings,
    contributions and dis-
    tributions                         (796,993)     911,906    (114,913)
  Proceeds from long-term
    borrowings                        1,081,800                                           1,081,800
  Payments on long-term
    debt                                 (7,535)    (206,903)    (21,100)                  (235,538)
  Net repayments under
    credit and receivables
    facilities                                      (136,750)   (125,000)                  (261,750)
  Proceeds from issuance
    of common shares                     21,820        1,781                                 23,601
  Purchase and retirement
    of common shares                       (474)                                               (474)
                                      ----------   ----------   ---------    ---------    ----------
    Net cash provided by (used
    in) financing activities            298,618      570,034    (261,013)                   607,639

Increase (decrease) in cash
  and cash equivalents                   (5,383)     (45,198)      3,654                    (46,927)

Cash and cash equivalents
  at beginning of period                 15,405       (4,594)     40,053                     50,864
                                      ----------   ----------   ---------    ---------    ----------
Cash and cash equivalents
  at end of period                      $10,022     ($49,792)    $43,707                     $3,937
                                        ========     ========    ========     ========      ========


SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 1, 1997
(Dollars In Thousands)


                                                                  Non-
                                        Saks       Guarantor   Guarantor
                                       Incorp-      Subsid-    Subsid-       Elimin-      Consoli-
                                       orated        iaries      iaries       ations        dated
                                      --------     --------     --------    --------      --------
OPERATING ACTIVITIES
Net income                              $54,986      $36,976     $42,016     ($78,992)      $54,986
Adjustments to reconcile
  net income to net cash
  provided by (used in)
  operating activities:
  Equity in earnings of
    subsidiaries                        (47,087)     (31,905)                  78,992
  Depreciation and amort-
    ization                              10,199       76,649      12,847                     99,695
  Deferred income taxes                   1,689        4,970         464                      7,123
  Extraordinary loss on
    extinguishment of debt                                         3,352                      3,352
  Asset write-offs                           (8)         199                                    191
  ESOP expenses                                        8,786                                  8,786
  Other                                     220        3,159                                  3,379
  Changes in operating assets
    and liabilities, net                (39,995)    (165,325)     18,826                   (186,494)
                                      ----------   ----------   ---------    ---------    ----------
Net cash provided by (used in)
  operating activities                  (19,996)     (66,491)     77,505                     (8,982)


INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                       (9,642)    (190,014)    (50,051)                  (249,707)
  Proceeds from sale of
    assets                               21,347        4,730                                 26,077
                                      ----------   ----------   ---------    ---------    ----------
  Net cash provided by (used
    in) investing activities             11,705     (185,284)    (50,051)                  (223,630)


FINANCING ACTIVITIES
  Inter-company borrowings,
    contributions and distrib-
    utions                              (83,751)     106,303     (22,552)
  Proceeds from long-term
    borrowings                          122,446                                             122,446
  Payments on long-term debt            (32,720)     (87,955)    (30,000)                  (150,675)
  Net borrowings (payments)
    under receivables facility                        165,500     38,189                    203,689
  Proceeds from issuance of
    common shares                        16,407        5,882                                 22,289
  Purchase and retirement of
    common shares                       (13,095)                                            (13,095)
  ESOP loan repayment                                  9,778                                  9,778
  Payments to preferred and
    common shareholders                               (1,124)                                (1,124)
                                      ----------   ----------   ---------    ---------    ----------
    Net cash provided by (used
    in) financing activities              9,287      198,384     (14,363)                   193,308

Increase (decrease) in cash
  and cash equivalents                      996      (53,391)     13,091                    (39,304)

Cash and cash equivalents at
  beginning of period                    11,489       45,728      19,738                     76,955
                                      ----------   ----------   ---------    ---------    ----------
Cash and cash equivalents at
  end of period                         $12,485      ($7,663)    $32,829                    $37,651
                                        ========     ========    ========     ========      ========


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Prior year balance sheet information below has been restated to reflect the January 31, 1998 and September 17, 1998 mergers with
Carson's and SHI, respectively, which were accounted for as poolings-of-interests.

Accounts receivable, inventory, accounts payable, and senior debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

The October 31, 1998 trade accounts receivable balance decreased from the January 31, 1998 and November 1, 1997 balances due to selling a higher percentage of the Company's receivables through its securitization programs (primarily related to Carson's receivables which were not previously securitized). The proceeds of these additional sales of receivables were used to reduce senior debt balances.

October 31, 1998 merchandise inventory and property and equipment balances increased over January 31, 1998 and November 1, 1997 balances primarily due to new store locations opened during 1997 and 1998, as well as the acquisitions of the Brody's stores in March 1998, Bullock & Jones in August 1998, and the 14 Dillard's stores in October 1998.

October 31, 1998 goodwill and intangibles increased over January
31, 1998 and November 1, 1997 balances primarily due to the goodwill and intangibles associated with the acquisition of the 14 Dillard's locations.

The October 31, 1998 deferred income tax asset balance increased over the November 1, 1997 balance primarily due to a decrease in the valuation allowance offsetting the carrying amount of net operating loss carryforwards related to SHI.

In conjunction with the SHI merger, the Company initiated a series of refinancing activities designed to reduce the weighted average cost of capital, provide appropriate debt maturities, and increase overall liquidity. The refinancing activities included: (1) on September 9, 1998, the Company completed a tender offer for its $125 million 8.125% senior unsecured notes utilizing proceeds from the revolving credit agreements; (2) during September 1998, SHI repurchased $65 million of outstanding REMIC mortgage certificate using proceeds from the SHI revolving credit agreement; and (3) on September 17, 1998, the Company replaced the existing revolving credit agreements with $1.5 billion in new revolving credit facilities (the "New Facilities") which are unsecured, are scheduled to expire in September 2003, and bear interest at LIBOR based variable rates. Also on September 17, 1998, the Company terminated an operating lease arrangement which resulted in the purchase of properties valued at approximately $30 million. The Company utilized proceeds from its New Facilities to fund the termination.

The October 31, 1998 senior debt balance increased over prior periods primarily due to borrowings related to the acquisition of the Dillard's stores and related working capital for these stores.

October 31, 1998 subordinated debt decreased from the balance at November 1, 1997 due to the retirement of approximately $128 million of debentures.

Subsequent to October 31, 1998, the Company continued its refinancing activities. In November 1998, the Company repurchased $267.7 million of SHI's 5-1/2% Convertible Subordinated Notes due September 2006. The Company's merger with SHI triggered the change in control provision contained in the debenture, and as a result, the Company made an offer to repurchase the notes in cash at par plus accrued interest. In November and December, the Company issued $1.1 billion in senior unsecured notes, with maturities ranging from 2004 to 2010 and interest rates between 7-1/4% and 8-1/4%. The proceeds of these notes were used to replenish liquidity under the New Facilities and to redeem the 5-1/2% Convertible Subordinated Notes.

At October 31, 1998, the Company had total debt outstanding of $1.98 billion. The company had an additional $196.9 million available to borrow under its existing credit facilities which do not expire until September 2003.

October 31, 1998 equity increased over the balance at November 1, 1997 primarily due to net earnings for the twelve months. October 31, 1998 equity declined over the balance at January 31, 1998 primarily due to the net loss for the nine-month period.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Prior year income statement information below has been restated to reflect the January 31, 1998 merger with Carson's and the September 17, 1998 merger with SHI, both of which were accounted for as poolings-of-interests.

The following table shows for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income
expressed as percentages of net sales (numbers may not foot due to rounding).
                                         Three Months Ended  Nine Months Ended
                                         ------------------  ------------------
                                         10/31/98   11/1/97  10/31/98  11/1/97
                                          -------   -------   -------   -------
Net sales                                  100.0%    100.0%    100.0%   100.0%
Costs and expenses:
   Cost of sales                            67.1      63.7      66.0     65.0
   Selling, general & administrative
     expenses                               23.5      21.5      22.4     21.7
   Other operating expenses                  8.4       7.6       8.5      8.0
   Store pre-opening costs                   0.2       0.5       0.1      0.3
   Merger, restructuring and integration
     costs                                   6.3      (0.1)      2.4      0.0
   Losses from long-lived assets             1.2       0.0       0.5      0.0
   Year 2000 expenses                        0.1       0.0       0.1      0.1
   ESOP expenses                             0.0       0.6       0.0      0.2
                                            ------    -----     -----    -----
      Operating (loss) income               (6.8)      6.1       0.1      4.6
Other income (expense):
   Interest expense                         (1.8)     (2.1)     (1.8)    (2.2)
   Other income (expense), net              (1.2)      0.0      (0.4)     0.0
                                            ------    -----     -----    -----
Income (loss) before provision for
   income taxes                             (9.9)      4.0      (2.2)     2.4
   Provision (benefit) for income taxes     (2.7)      1.2      (0.4)     0.8
                                            ------    -----     -----    -----
Income (loss) before extraordinary loss     (7.2)      2.8      (1.8)     1.5
   Extraordinary loss, net of tax           (1.5)      0.0      (0.5)    (0.1)
                                            ------    -----     -----    -----
NET INCOME (LOSS)                           (8.7)%     2.8%     (2.3)%    1.4%
                                            ======    =====     =====    =====

Sales

For the third quarter ended October 31, 1998, total Company sales were $1.47 billion, a 4% increase over $1.42 billion in the prior year. For the nine months ended October 31, 1998, total Company sales were $4.17 billion, a 7% increase over $3.91 billion in the prior year. The sales increase for the third quarter was primarily attributable to additional sales from new stores opened, the Brody's stores acquired in March 1998, and the Dillard's stores acquired in October 1998, offset by flat comparable store sales for the quarter. The sales increase for the nine months was primarily due to a comparable store sales gain of 3% combined with sales from new stores opened, the Brody's stores acquired in March 1998, and the Dillard's stores acquired in October 1998.

Gross margin

For the third quarter and the nine months ended October 31, 1998, the Company's gross margin percentage decreased 340 and 100 basis points, respectively, over the prior year. This decline was principally attributable to additional merchandise markdowns taken this year over last year, primarily at the Saks Fifth Avenue stores. These additional markdowns were offset by margin improvement which the Company believes resulted from the Company's improved execution of merchandising strategies, the realization of benefits related to increased purchasing scale, and shifts in the merchandise mix of select stores.

Selling, general, and administrative expenses

Selling, general, and administrative expenses ("SGA") increased as a percentage of net sales for the third quarter and the nine months ended October 31, 1998 by 200 and 70 basis points, respectively.
In the third quarter of 1998, primarily in conjunction with the Company's merger with SHI, the Company revised certain estimates and recorded other charges to SGA totaling $37.2 million, or 2.5% of sales. These charges included, among other things, amounts to increase accruals for self-insurance liabilities, legal claims, and accounts receivable charge-offs. Excluding these charges, SGA for the quarter and nine months ended October 31, 1998 would have declined 50 and 20 basis points, respectively, over the prior year. This expense leverage primarily resulted from targeted cost reductions related to each of the Company's completed business combinations, certain productivity efficiencies, and improved contribution from the Company's proprietary credit card operations.

Other operating expenses

Other operating expenses, which consist of rents, depreciation, and taxes other than income taxes, increased by 80 and 50 basis points for the third quarter and nine months ended October 31, 1998, respectively, over last year. These increases were largely attributable to the effect of new store openings and the capital expenditures related to store remodels and corporate infrastructure enhancements, which increased rent and depreciation.

Merger, restructuring, and integration charges

The Company incurred certain merger, restructuring, and integration charges ("MRI") in the third quarter of 1998 primarily related to the Company's merger with SHI. For the third quarter ended October 31, 1998, MRI totaled $92.8 million, or 6.3% of net sales, $86.5 million of which related to the merger with SHI, with the balance pertaining to the continued integration of prior mergers. Of the $86.5 million of SHI MRI charges, approximately $45.0 million related to merger transaction costs such as investment banking, legal, and other direct merger costs and transfer taxes; $9.2 million related to severance and related costs; $7.3 million related to a contract termination and costs incurred in the conversion and consolidation of systems and administrative operations; and $25.0 million related to the abandonment of duplicate information technology assets.

Loss on long-lived assets

The Company recorded losses on long-lived assets for the three and nine month periods ended October 31, 1998 of $17.1 million, or 1.2% of sales, and $19.0 million, or 0.5% of sales, respectively. These losses primarily related to the write-off of leasehold improvements associated with the relocation of a Saks Fifth Avenue store and costs associated with terminating plans for certain SHI new store projects that did not meet the Company's investment return criteria.

Year 2000

The Year 2000 ("Y2K") issue relates to the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. Many computer systems and software products may not be able to interpret dates after December 31, 1999 because such systems and products allow only two digits to indicate the year in a date. As a result, these systems and products are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of an entity and the integrity of information processing.

The Company's management has recognized the need to address the Year 2000 issue within its internal operational systems as well as with suppliers and other third parties. As with many other companies, a significant number of the Company's information systems have required and will require modification over the next year in order to render these systems Y2K compliant. The Company recognizes that failure by the Company to timely resolve internal Y2K issues could result in an inability of the Company to order merchandise, to receive and distribute merchandise to its stores, to pay for merchandise received (which could delay delivery of undelivered merchandise), to process credit card purchases made with, and payments made with respect to, the Company's proprietary credit cards issued by the Company's credit card bank, and, in the worst case, the Company's total inability to sell merchandise and to otherwise process its daily business for an indeterminate period of time (which could result in default or other events permitting the Company's lenders to terminate and accelerate the Company's credit and accounts receivable facilities), each of which could materially and adversely affect the Company's financial condition and results of operations. However, Company management presently believes these scenarios are unlikely based on the progress the Company has made in its Y2K compliance process.

While the Company believes it has made substantial progress in solving significant Y2K issues, the Company currently estimates that it will not complete all remediation action until spring 1999. The Company has not completed the testing of all remediation action it has taken. The Company expects to complete testing of its remediation actions by September 1999.

The Company has also commenced a program to identify the Y2K compliance efforts of its material merchandise suppliers, service suppliers, store landlords, and shopping mall owners. This program to identify third party Y2K compliance efforts is ongoing. The Company believes that its program to identify supplier and third party compliance efforts will minimize the Company's Y2K exposure. However, the Company cannot control the conduct of its suppliers and third parties, and it is possible the Company will experience significant Y2K problems that are caused by a supplier or third party.

The Company is also addressing the Y2K issue with its non-information technology systems ("Non-IT"). Non-IT systems include among other things, security, fire prevention, and climate control. The review of Non-IT systems is ongoing, and a plan is in place for resolving Non-IT Y2K issues by mid-1999.

Based on the Company's Y2K compliance efforts and project status to date, the Company does not expect to need a significant contingency plan, and none has been developed. However, the Company will continue to evaluate the need for contingency plans as the Y2K project continues and will develop and implement appropriate plans if such need is identified.

Both internal and external resources are being used to reprogram or replace non-compliant technologies and to appropriately test Y2K modifications. The company is funding these modifications and tests with operating cash flows and established credit arrangements. The Company's Y2K project began in February 1997. For the quarters ended October 31, 1998 and November 1, 1997, Y2K expenses totaled $1.0 million, or 0.1% of sales and $0.3 million, or 0.0% of sales, respectively. For the nine-month periods ended October 31, 1998 and November 1, 1997, Y2K expenses totaled $5.1 million, or 0.1% or sales, and $4.7 million, or 0.1% of sales, respectively. From commencement of the Y2K project through October 31, 1998, the Company's Y2K expenses have totaled $11.7 million. The Company's management anticipates that additional Y2K expenses will total approximately $2.5 million for the fourth quarter of 1998 and $5.0 million for 1999.

The Company's cost of the Y2K project, and the dates on which the Company believes it will substantially complete Y2K modifications, are based on management's best estimates. There is no certainty or guarantee that these estimates will be achieved, and actual costs could be materially greater than anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in the Y2K area, the ability to locate and correct all relevant computer programs, non-compliance by merchandise and other suppliers and other third parties, and similar uncertainties.

ESOP expenses

For the quarter and nine months ended November 1, 1997, the Company incurred expenses of $7.9 million, or 0.6% of net sales, and $9.5 million, or 0.2% of net sales, respectively, related to the Company's Employee Stock Ownership Plan (the "ESOP") maintained at Herberger's. The ESOP was terminated in December 1997.

Interest expense

Interest expense decreased as a percentage of net sales for the third quarter and nine months by 30 and 40 basis points, respectively, due to lower average borrowings during the periods as well as more favorable financing terms.

Other income (expense) net

The increase in other expense, net for the third quarter and nine months ended October 31, 1998 over last year's respective periods is attributable to two interest rate agreements. SHI had entered into an interest rate hedging agreement which included an option feature related to the continuation of SHI's receivables securitization arrangement. Contemporaneous with the mergers and the Company's plans for combining the SHI and Saks Incorporated receivables securitization arrangements, the hedging agreement and option feature were terminated. Saks Incorporated had entered into a second interest rate hedging agreement earlier in 1998 related to a planned long-term debt offering. As a result of the SHI merger and external changes in the public debt markets, the Company canceled plans for this debt offering and terminated the hedging agreement.

Income (loss) before extraordinary loss

The loss before extraordinary loss for the quarter ended October 31, 1998 totaled $106.2 million, or $.74 per diluted share, compared to income before extraordinary loss of $39.6 million, or $.28 per diluted share, for the quarter ended November 1, 1997. Loss before extraordinary loss for the nine months ended October 31, 1998 totaled $75.0 million, or $.53 per diluted share, compared to income before extraordinary loss of $60.1 million, or $.43 per diluted share, in the prior year. The decline in earnings over the prior year primarily was due to lower gross margin performance, increased operating expenses, and merger, restructuring, and integration costs.

Extraordinary loss

The extraordinary loss for the quarter and nine months ended October 31, 1998 related to debt extinguishment resulting from various balance sheet restructuring transactions principally in conjunction with the SHI merger. This restructuring included the establishment of a new $1.5 billion revolving credit facility and the termination of the previous Proffitt's and SHI bank facilities, the tender of the Company's 8-1/8% Senior Notes, and the repurchase of certain real estate secured notes.

Forward-looking information

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


                        SAKS INCORPORATED

                   PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          27.1  Financial Data Schedule

     (b) Form 8-K Reports.

          The following Form 8-Ks were filed during the quarter
          ended October 31,   1998:

                 Date Filed               Subject

            August 4, 1998 The Company's agreement to acquire 15
                           store locations from Dillard's, Inc.

            August 20, 1998     The Company's operating results for
                                the quarter ended August 1, 1998

            August 31, 1998     The Company's cash tender offer of  8-1/8%
                                Senior Notes due 2004

            September 10, 1998  The Company's cash tender offer of
                                8-1/8% Senior Notes due 2004

            September 23, 1998  The Company's merger with Saks Holdings, Inc.

            September 23, 1998  The Company's refinancing activities,
                                including a new revolving credit facility and amendment to the Company's 5-1/2% Notes



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SAKS INCORPORATED
                                   ______________________________
                                             Registrant

                                             12/15/98
                                   ______________________________
                                             Date

                                        /s/ Douglas E. Coltharp
                                   ______________________________
                                        Douglas E. Coltharp
                                        Executive Vice President
                                        and Chief Financial Officer