Form 10-K405
period 1999-01-30
SAKS INC
filed 1999-04-30
CIK 812900

                                                 Commission File Number: 1-13113

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Fiscal Year Ended: January 30, 1999 or

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1999 was approximately $4,210,000,000.

As of March 15, 1999, the number of shares of the Registrant's Common Stock outstanding was 144,431,755.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended January 30, 1999 are incorporated by reference into
         Part II.

(2) Portions of the Saks Incorporated Proxy Statement dated April 28, 1999 for the Annual Shareholders' Meeting to be held on June 16, 1999 are incorporated by reference into Part III.

The Exhibit Index is on page         of this document.

                                TABLE OF CONTENTS

                Item                                                        Page

Part I          1     Business.                                                3

                2     Properties.                                             10

                3     Legal Proceedings.                                      11

                4     Submission of Matters to a Vote of Security Holders.    11

                      Executive Officers of the Registrant.                   11

Part II         5     Market for Registrant's Common Equity and Related
                      Stockholder Matters.                                    14

                6     Selected Financial Data.                                14

                7     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                    14

                7A    Quantitative and Qualitative Disclosures About
                      Market Risk.                                            14

                8     Financial Statements and Supplementary Data.            14

                9     Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.                    14

Part III        10    Directors and Executive Officers of the Registrant.     15

                11    Executive Compensation.                                 15

                12    Security Ownership of Certain Beneficial Owners
                      and Management.                                         15

                13    Certain Relationships and Related Transactions.         15

Part IV         14    Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K.                                            16

Signatures                                                                    18

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Founded in 1919, Saks Incorporated (formerly Proffitt's, Inc.; the "Company") is a national retailer currently operating 352 stores throughout 38 states under the following names: Saks Fifth Avenue (59 stores), Parisian (44 stores), Proffitt's (31 stores), McRae's (29 stores), Younkers (52 stores), Herberger's (38 stores), Carson Pirie Scott (30 stores), Bergner's (14 stores), Boston Store (12 stores), Off 5th (42 stores), and Bullock & Jones (1 store). The Company's stores are principally anchor department stores in leading regional or community malls, and the stores typically offer a broad selection of fashion apparel, shoes, accessories, jewelry, cosmetics, decorative home furnishings, and furniture in selected locations. In addition, the Company operates a catalog business under the Folio and Bullock & Jones names.

The Company has experienced significant growth since 1994, primarily through a series of acquisitions. The Company's major acquisitions are outlined below:

                                                NUMBER OF
                                                 STORES                                         ACCOUNTING
  NAME                          HEADQUARTERS    ACQUIRED     LOCATIONS    DATE ACQUIRED         TREATMENT
  ----                          ------------    --------     ---------    -------------         ---------
MCRAE'S                        Jackson, MS         31        Southeast    March 31, 1994        Purchase
YOUNKERS                       Des Moines, IA      50        Midwest      February 3, 1996      Pooling
PARISIAN                       Birmingham, AL      40        Southeast/   October 11, 1996      Purchase
                                                             Midwest
HERBERGER'S                    St. Cloud, MN       37        Midwest      February 1, 1997      Pooling
CARSON PIRIE SCOTT,            Milwaukee, WI       55        Midwest      January 31, 1998      Pooling
   BOSTON STORE, AND
   BERGNER'S
SAKS HOLDINGS                  New York, NY        95        National     September 17, 1998    Pooling
   (SAKS FIFTH AVENUE,
   OFF  5TH, FOLIO, AND
   BULLOCK & JONES)

In March 1998, the Company acquired Brody Brothers Dry Goods Company, Inc., a department store chain with six units in North Carolina. The Company converted four of these stores to the Proffitt's nameplate and closed two of the smaller units in May 1998.

In October and December 1998, the Company acquired 15 store locations, including inventory and accounts receivable, from Dillard's, Inc. Immediately upon acquiring the stores, they were converted into the Company's stores as follows:
Proffitt's (6 stores), Parisian (6 stores), McRae's (1 store), Younkers (1 store), and Herberger's (1 store).

In addition to acquisitions, the Company historically has grown through opening new stores and by expanding and renovating selected stores. In addition to the acquisition of the Brody's and Dillard's stores during 1998, the Company opened 11 new stores during the year. The Company has announced plans to open 13 new stores in 1999.

The Company also closes stores in the normal course of business. During 1998, the Company closed 10 unproductive units. The Company has announced plans to close three additional stores during 1999. On occasion, the Company may convert certain stores under one nameplate into another nameplate to enhance distribution and advertising economies. The Company converted two McRae's stores into Parisian stores and one Herberger's store into a Bergner's store during 1998, converted one Parisian store into a Proffitt's store in early 1999, and has plans to convert another McRae's store into a Parisian store in August 1999.

Merchandising, sales promotion, and certain store operating support functions are conducted in multiple locations. Certain back office administrative support functions for the Company, such as accounting, credit card administration, store planning, and management information systems, are centralized or are in the process of being centralized.

MERCHANDISING

The Company's merchandising strategy is to provide its customers a wide assortment of quality fashion apparel, shoes, accessories, cosmetics, and decorative home furnishings at appropriate prices. The Company's commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes it a preferred distribution channel for premier brand-name merchandise. Key brands featured in the Company's more traditional department stores include Liz Claiborne, Jones New York, Calvin Klein, Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Estee Lauder, Clinique, Lancome, Nine West, Enzo, Waterford, and Bali. In addition to the above brands, Parisian stores carry certain brands typically carried only at specialty stores which include: Sigrid Olson, Robert Talbott, Ike Behar, MAC, Bobbi Brown, Trish McEvoy, BCBG, and Brighton. Saks Fifth Avenue has key relationships with the leading fashion houses, including Giorgio Armani, Bill Blass, Chanel, Dolce and Gabbana, Salvatore Ferragamo, Gucci, Donna Karan, Calvin Klein, Ralph Lauren, Judith Leiber, Prada, Oscar de la Renta, Jil Sander, St. John, Yves St. Laurent, J.P. Tod, Emanuel Ungaro, Ermenegildo Zegna, and Max Mara.

The Company supplements its branded assortments with high-quality private-label merchandise in selected areas. Management's goal is to increase private brand sales from approximately 8% of total sales in 1998 to approximately 10% of total sales in 1999 and to approximately 12% of total sales in 2000. Management expects the enhanced private brand program will improve merchandise margins and create differentiation from competitors through unique, high quality product offerings at attractive prices.

The Company has developed a knowledge of each of its markets and customer bases. This market knowledge is gained through the Company's regional merchandising structure in conjunction with store visits by senior management and merchandising personnel and use of on-line merchandise information. The Company strives to tailor each store's merchandise assortment to the unique characteristics of its market.

Certain departments in the Company's stores are leased to independent companies in order to provide high quality service and merchandise where specialization and expertise are critical and economics do not justify the Company's direct participation in the business. The leased departments vary by store to complement the Company's own merchandising departments. The principal leased department is fine jewelry, except at Saks Fifth Avenue where this is an owned business. The terms of the lease agreements typically are between one and four years and require the lessee to pay for fixtures and provide its own employees. Leased department sales are included in the Company's total sales. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

The shoe business was a leased operation at the Carson Pirie Scott, Bergner's, and Boston Store stores until February 1999, when it was converted into an owned operation. Management expects that sales and merchandise margins will be improved as a result of this conversion. The shoe departments at all of the Company's other stores are owned.

For the year ended January 30, 1999, the Company's percentages of net sales by major merchandise category were as follows (excludes sales generated from Off 5th stores and the Folio and Bullock & Jones catalogs):

                  Women's                             30.6%
                  Men's                               16.4
                  Cosmetics                           12.0
                  Women's Accessories                 10.7
                  Home                                 8.7
                  Children's                           7.8
                  Shoes                                5.8
                  Intimate Apparel                     3.4
                                                     -----
                       Total owned                    95.4
                  Leased                               4.6
                                                     -----
                    Total                            100.0%
                                                     =====

PRICING

The Company's primary merchandise focus is on upper-moderate to better-priced nationally branded merchandise in the more traditional department stores, a greater assortment of better-priced nationally branded merchandise in the Parisian stores, a greater assortment of luxury-priced and designer goods at Saks Fifth Avenue, and value-priced merchandise in the Off 5th stores. Management believes that many customers respond to promotional events more favorably than they do to "everyday low pricing." Accordingly, although the Company continues to maintain a pricing structure that provides value to its customers, the Company runs various promotional events in its department stores throughout the year.

Management recognizes that competitors in the traditional and specialty department store arena sometimes price merchandise below the Company's prices. In such situations, it is the Company's policy to match competitors' prices, if the lower price is brought to the attention of a sales associate. Accordingly, sales associates in these stores have the authority to reduce the price of any merchandise if the customer has seen the same item advertised or sold at a lower price in the same market.

PURCHASING AND DISTRIBUTION

The Company purchases merchandise from many vendors. Management monitors profitability and sales history with each supplier and believes it has alternative sources available for each category of merchandise it purchases. Management believes it has good relationships with its suppliers.

The Company has nine distribution facilities serving its stores. Refer to "Item
2. Properties" for a listing of these facilities.

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

MANAGEMENT INFORMATION SYSTEMS

Company management believes that technological investments are necessary to support its business strategy, and, as a result, the Company has continually upgraded its information systems to improve operations and support future growth.

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

The Company uses electronic data interchange technology ("EDI") with many of its top vendors. EDI allows the Company to speed the flow of information and merchandise in order to capitalize on emerging sales trends, maximize inventory turnover, and minimize out-of-stock conditions. The Company's use of EDI technology includes an advance shipping notice system ("ASN"). The ASN system identifies discrepancies between merchandise that is ready to be shipped from a vendor's warehouse and that which was ordered from the vendor. This early identification provides the Company with a window of time to resolve any discrepancies in order to speed merchandise through the distribution facilities and into its stores. The Company has completed its assessment of the Year 2000 effect on the Company's systems and began the necessary systems modifications during 1997. The Company expects to complete compliance and testing of Year 2000 modifications by September 1999. A complete discussion of the Company's Year 2000 compliance efforts is contained on pages through of the Company's Annual Report to Shareholders.

MARKETING

The Company's advertising and promotions are coordinated to reinforce its market image position as a fashion leader selling quality merchandise at appropriate prices. Advertising is balanced among fashion advertising, price promotions, and special events.

The Company uses a multi-media approach, including newspaper, television, radio, and direct mail. The Company's advertising and special events are produced by regional in-house sales promotion staffs in conjunction with outside advertising agencies. The Company utilizes data captured through the use of proprietary credit cards to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments, and store locations. To promote its image as the fashion leader in its markets, the Company also sponsors fashion shows and in-store special events highlighting the Company's key brands and key apparel designers.

PROPRIETARY CREDIT CARDS

The Company's credit card bank, National Bank of the Great Lakes (the "Bank"), issues proprietary credit cards for each of the Company's department store nameplates. Frequent use of these proprietary credit cards by customers is an important element in the Company's marketing and growth strategies. The Company believes that proprietary credit card holders shop more frequently with the Company, purchase more merchandise, and are generally more loyal to the Company than are customers who pay with cash or third-party credit cards. As previously mentioned, the Company also makes frequent use of the names and addresses of its proprietary credit card holders in direct marketing efforts.

The Company seeks to expand the number and use of its proprietary credit cards by, among other things, providing incentives to sales associates to open "instant credit" accounts, which can generally be opened within approximately three minutes. Also, customers who open accounts are entitled to certain discounts on initial and subsequent purchases. The Company has created various loyalty programs that reward customers for frequency and volume of proprietary charge card usage. The Company's proprietary credit card customers are offered private shopping nights, direct mail catalogs, and advance notice of sale events.

A proprietary credit card was introduced at the Company's Herberger's stores in May 1997. Prior to that time, Herberger's customers were not offered a Herberger's proprietary card.

The Bank has approximately 3.9 million credit accounts which have been active within the prior six months. Approximately 42% of the Company's 1998 sales were transacted on these proprietary credit cards.

All of the Company's proprietary credit cards are issued through the Bank. The Bank's credit card program is subject to government regulations, including consumer protection laws, that impose restrictions on the making and collection of consumer loans and on other aspects of credit card operations. There can be no assurance that the existing laws and regulations will not be amended or that new laws or regulations will not be adopted, in a manner that could adversely affect the Bank's credit card operations.

TRADEMARKS AND SERVICE MARKS

The Company owns many federally registered trademarks and service marks, including, but not limited to, "Saks Fifth Avenue," "SFA," "S5A," "The Fifth Avenue Club," and "Off 5th," along with its various other store names and its private brands. The Company has filed a federal trademark registration for the name "Saks." Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company's trademarks and service marks are registered in the United States Patent and Trademark Office. The term of these registrations is generally ten years, and they are renewable for additional ten-year periods indefinitely, so long as the marks are still in use at the time of renewal. Saks Incorporated is not aware of any claims of infringement or other challenges to its right to register or use its marks in the United States.

RELIANCE ON FIFTH AVENUE STORE

The Company's flagship Saks Fifth Avenue store on Fifth Avenue in New York City accounted for approximately 7% of total Company net sales in 1998 and plays a significant role in marketing the Saks Fifth Avenue name.

CUSTOMER SERVICE

The Company believes that personal customer attention builds loyalty and that the Company's sales associates generally provide a level of customer service superior to its competitors. The Company's strategy is to staff each store with knowledgeable, friendly sales associates skilled in salesmanship and customer service. Sales associates maintain customer records, send personalized thank-you notes, and communicate personally with customers to advise them of new merchandise offerings and special promotions. Superior customer service is encouraged through the development and monitoring of sales/productivity goals and through specific award and recognition programs.

SEASONALITY

The Company's business, like that of most retailers, is subject to seasonal influences, with a significant portion of its net sales and net income realized during the fourth quarter of each year, which includes the Christmas selling season. Generally, more than 30% of the Company's sales and over 50% of its net income are generated during the fourth quarter.

COMPETITION

The retail department store business is highly competitive. The Company's stores compete with several national and regional department stores, specialty apparel stores, designer boutiques, outlet stores, catalogs, and electronic commerce retailers, some of which have greater financial and other resources than those of the Company. Management believes that its knowledge of its markets and customer base, combined with providing superior customer service and a broad selection of quality fashion merchandise at appropriate prices in prime store locations, provides a competitive advantage.

ASSOCIATES

As of March 15, 1999, the Company employed approximately 60,000 associates, of which approximately 24,000 were employed on a part-time basis. The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Approximately 200 of the Company's associates are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

The Company operates nine distribution facilities as follows:

         Stores Served                      Location of Facility                Square Feet               Owned/Leased
         -------------                      --------------------                -----------               ------------
         Proffitt's                         Maryville, Tennessee                   85,000                     Owned
         McRae's                            Jackson, Mississippi                  164,000                     Owned
         Younkers                           Green Bay, Wisconsin                  182,000                     Owned
         Younkers                           Ankeny, Iowa                          102,000                     Owned
         Parisian                           Birmingham, Alabama                   125,000                     Owned
         Herberger's                        St. Cloud, Minnesota                   98,000                     Owned
         Carson Pirie Scott, Bergner's,     Rockford, Illinois                    585,000                     Owned
             and Boston Store
         Saks Fifth Avenue and Off 5th      Hickory Ridge, Maryland               514,000                     Leased
         Saks Fifth Avenue and Off 5th      Ontario, California                   120,000                     Leased

The Company's principal administrative offices are as follows:

                 Office                              Location of Facility                 Square Feet               Owned/Leased
                 ------                              --------------------                 -----------               ------------
Proffitt's stores support offices/certain            Alcoa, Tennessee                       44,000                     Leased
     corporate administrative offices
McRae's  stores support offices/certain              Jackson, Mississippi                  272,000                      Owned
     corporate administrative offices
Younkers stores support offices/certain              Des Moines, Iowa                      127,000                     Leased
     corporate administrative offices
Parisian stores support offices/certain              Birmingham, Alabama                   125,000                      Owned
     corporate administrative offices
Herberger's stores support offices                   St. Cloud, Minnesota                   58,000                      Owned
Carson Pirie Scott, Bergner's, and                   Milwaukee, Wisconsin                  156,000                      Owned
     Boston Store stores support offices/
     certain corporate administrative offices
Carson Pirie Scott, Bergner's, and                   Elmhurst, Illinois                     41,500                     Leased
     Boston Store credit center
Saks Fifth Avenue support offices/certain
     corporate administrative offices                New York, New York                    298,000                     Leased
Saks Fifth Avenue support offices/certain
     corporate administrative offices                Hickory Ridge, Maryland                70,000                     Leased

The following table sets forth certain information about the Company's stores as of March 15, 1999. The majority of the Company's stores are leased. Store leases generally require the Company to pay the greater of a fixed minimum rent or an amount based on a percentage of sales. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, the Company contributes to common mall promotion, maintenance, property tax, and insurance expenses at its owned locations. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 15 years.

                      Owned Locations                  Leased Locations              Total
                      ---------------                  -----------------             -----
                 Number         Gross Square        Number     Gross Square    Number      Gross Square
Store  Name     of Units        Feet (in mil.)     of Units    Feet (in mil.)  of Units    Feet (in mil.)    States of Operation
-----------    ----------      ---------------     --------   ---------------  --------    ---------------   -------------------
Proffitt's         12               1.7               19            1.6           31             3.3         GA, KY, NC, SC,
                                                                                                             TN, VA, WV
McRae's            11               1.6               18            1.8           29             3.4         AL, FL, LA, MS
Younkers            2                .2               50            4.9           52             5.1         IL, IA, MI, MN,
                                                                                                             NE, SD, WI
Parisian           13               1.9               31            3.6           44             5.5         AL, FL, GA, IN,
                                                                                                             LA, MI, MS, OH,
                                                                                                             SC, TN
Herberger's         2                .3               36            2.2           38             2.5         CO, IA, MN, MT,
                                                                                                             NE, ND, SD, WI,
                                                                                                             WY
Carson Pirie        7               1.7               23            3.0           30             4.7         IL, IN, MN
   Scott
Boston Store        8               1.7                4             .4           12             2.1         WI
Bergner's           1                .1               13            1.4           14             1.5         IL
Saks Fifth         30               3.7               29            2.1           59             5.8         AR, CA, CO, CT,
   Avenue                                                                                                    FL, GA, IL, LA,
                                                                                                             MD, MA, MI, MN,
                                                                                                             MO, NE, NJ, NY,
                                                                                                             OH, OK, OR, PA,
                                                                                                             SC, TX, VA
Off 5th                                               42            1.1           42             1.1         AR, CA, CO, CT,
                                                                                                             FL, GA, HI, IL,
                                                                                                             MA, MI, MN, NE,
                                                                                                             NJ, NC, NY, OH,
                                                                                                             PA, SC, TN, TX,
                                                                                                             VA
Bullock &                                              1             .2            1              .2         CA
    Jones         ___               ___              ___            ___          ___             ___
Totals             86              12.9              266           22.3          352            35.2
                  ===              ====             ====           ====         ====            ====

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have an ongoing material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.



Name                               Age               Position
----                               ---               --------
R. Brad Martin                      47               Chairman of the Board of Directors and
                                                     Chief Executive Officer

James A. Coggin                     56               President and Chief Administrative Officer;
                                                     Director

Robert M. Mosco                     50               President of Merchandising and Chief
                                                     Operating Officer; Director

Douglas E. Coltharp                 37               Executive Vice President and Chief Financial
                                                     Officer

Brian J. Martin                     42               Executive Vice President of Law and
                                                     General Counsel

Julia A. Bentley                    40               Senior Vice President of Investor Relations
                                                     and Communications; Corporate
                                                     Secretary

Donald E. Wright                    41               Senior Vice President of Finance and Chief
                                                     Accounting Officer

R. Brad Martin has served as a Director since 1984 and became Chairman of the Board in February 1987 and Chief Executive Officer in July 1989. Mr. Martin previously served as President from July 1989 until March 1994 and from September 1994 to March 1995.

James A. Coggin was named President and Chief Administrative Officer of Saks Incorporated in November 1998. Mr. Coggin served as President and Chief Operating Officer of the Company from March 1995 to November 1998 and served as Executive Vice President and Chief Administrative Officer of the Company from March 1994 to March 1995. From June 1978 to March 1994, Mr. Coggin served as Executive Vice President and Chief Administrative Officer of McRae's, Inc. Mr. Coggin joined McRae's, Inc. in 1971.

Robert M. Mosco was named President of Merchandising and Chief Operating Officer of Saks Incorporated in November 1998. Mr. Mosco served as President and Chief Executive Officer of Proffitt's Merchandising Group from October 1996 until November 1998. Between February 1996 and October 1996, he served as President and Chief Executive Officer of Younkers. Mr. Mosco served as President and Chief Operating Officer of Younkers, Inc. between 1992 and

January 1996. From 1989 to 1992, he held the position of Executive Vice President of Merchandising and Marketing for Younkers, Inc. Mr. Mosco joined Younkers, Inc. in 1987. Mr. Mosco began his retail career with Gimbel's and later worked for Rich's.

Douglas E. Coltharp joined the Company in November 1996 as Executive Vice President and Chief Financial Officer. Mr. Coltharp was with NationsBank (now Bank of America) from 1987 to November 1996, where he held a variety of senior positions including the post of Senior Vice President of Corporate Finance.

Brian J. Martin was promoted to Executive Vice President of Law and General Counsel of the Company in May 1997. He served as Senior Vice President of Human Resources and Law and General Counsel from August 1995 to May 1997 and served as Senior Vice President and General Counsel of Proffitt's from March 1995 to August 1995. He joined the Company in 1994 as Vice President and General Counsel. From June 1990 to May 1994, Mr. Martin was affiliated with the Indianapolis, Indiana law firm of Barnes and Thornburg. Mr. Martin served as Assistant Solicitor General of the United States between January 1988 and June 1990.

Julia A. Bentley has served as Senior Vice President of Investor Relations and Communications and Secretary of the Company since September 1997. Between March 1994 and September 1997, she held the post of Senior Vice President of Investor Relations and Planning and Secretary. Ms. Bentley joined the Company in 1987 and has held various financial positions, including Chief Financial Officer.
Prior to joining the Company, she was an audit manager with an international accounting firm.

Donald E. Wright has served as Senior Vice President of Finance and Chief Accounting Officer for the Company since April 1997. Mr. Wright is a Certified Public Accountant and was a Partner with the international accounting firm of Coopers & Lybrand (now PricewaterhouseCoopers LLP). He joined Coopers & Lybrand in 1979.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption "Market Information," appearing on page 58 of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended January 30, 1999 (the "Annual Report"), is incorporated herein by reference.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's exposure to market risk primarily arises from changes in interest rates. Changes in interest rates may adversely affect the Company's financial position, results of operations, and cash flows. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. The Company does not enter into derivative financial instruments for trading purposes. The Company is exposed to interest rate risk primarily through its securitization, borrowing, and derivative financial instrument activities, which are described in Notes 5, 8, 9, and 16 to the Consolidated Financial Statements of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated Financial Statements and the Report of Independent Accountants appearing on pages 23 through 57 of the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.




                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption "Election of Directors" contained on pages 5 through 8 of the Saks Incorporated Proxy Statement dated April 28, 1999 (the "Proxy Statement"), with respect to Directors of the Company, is incorporated herein by reference.

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I of this report under "Executive Officers of the Registrant."

The information set forth under the caption "Section 16(a) of the Securities Exchange Act of 1934" contained on page 19 of the Proxy Statement, with respect to Director and Executive Officer compliance with Section 16(a), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information set forth under the captions "Directors' Fees" and "Executive Compensation" contained on pages 8 and 9 through 11, respectively, of the Proxy Statement with respect to executive compensation is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Outstanding Voting Securities" contained on pages 3 through 4 of the Proxy Statement with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the captions "Further Information Concerning Directors" contained on pages 8 and 9 of the Proxy Statement with respect to certain relationships and related transactions is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1), (2), and (3) - The responses to these portions of Item 14 are submitted as a separate section of this report.

(b)                  Reports on Form 8-K filed during the fourth quarter.

                     Reports on Form 8-K and Form 8-KA were filed with the Commission on November 18, 1998 and November 23, 1998, respectively, regarding the Company's operating results for the third quarter ended October 31, 1998.

                     A Report on Form 8-K was filed with the Commission on November 23, 1998 regarding the Company's pro forma financial information.

                     Reports on Form 8-K were filed with the Commission on November 16, 1998, December 15, 1998, and January 15, 1999 regarding the Company's accounts receivable master trust.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statement schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                          ITEM 14(a)(1) AND (2) AND (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as a part of this report:

(1)      Consolidated Financial Statements

         The following Consolidated Financial Statements and Report of Independent Accountants of Saks Incorporated and Subsidiaries, included on pages 23 through 57 of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended January 30, 1999, are incorporated by reference in Item 8:

-        Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998

- Consolidated Statements of Income for Fiscal Years Ended January 30, 1999, January 31, 1998, and February 1, 1997

- Consolidated Statements of Shareholders' Equity for Fiscal Years Ended January 30, 1999, January 31, 1998, and February 1, 1997

- Consolidated Statements of Cash Flows for Fiscal Years Ended January 30, 1999, January 31 1998, and February 1, 1997

-        Notes to Consolidated Financial Statements

(2)      Schedules to Financial Statements

         The following Consolidated Financial Statement Schedule of Saks Incorporated and Subsidiaries and the Related report of Independent Accountants are included in item 14(d):

         Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                SAKS INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS

The following schedule has been restated to reflect the Company's acquisition of Saks Holdings, Inc., which was accounted for as a pooling of interests.

                                             Balance at         Charged to       Charged to                           Balance at
                                            Beginning of        Costs and          Other                                End of
                                                Year             Expenses         Accounts           Deductions          Year
                                          -----------------    -------------    -------------      ---------------   --------------
Year Ended February 1, 1997
     Allowance for Doubtful Accounts          $ 27,243           45,183            4,058  (a)         (43,889)        $ 32,595

Year Ended January 31, 1998
     Allowance for Doubtful Accounts          $ 32,595           12,682          (22,624) (b)         (12,883)        $  9,770

Year Ended January 30, 1999
     Allowance for Doubtful Accounts          $  9,770                            (9,770) (c)                         $      -


(a) Balance in account of company (Parisian, Inc.) acquired on October 11, 1996.

(b) Adjustment arising from the adoption of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in fiscal 1997.

(c) Adjustment related to the Carson's accounts receivable that were subsequently sold into the Company's securitization program on February 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               Saks Incorporated

Date:   April 26, 1999
                                                         /s/ Douglas E. Coltharp
                                                     ---------------------------
                                                             Douglas E. Coltharp
                                                    Executive Vice President and
                                                         Chief Financial Officer
                                                    Principal Accounting Officer

                                                            /s/ Donald E. Wright
                                                      --------------------------
                                                                Donald E. Wright
                                                        Senior Vice President of
                                                          Finance and Accounting
                                                    Principal Accounting Officer

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

                                                              /s/ R. Brad Martin
                                                       -------------------------
                                                                  R. Brad Martin
                                                       Chairman of the Board and
                                                         Chief Executive Officer
                                                     Principal Executive Officer

                                                              /s/ Ronald de Waal
                                                      --------------------------
                                                                  Ronald de Waal
                                                      Vice Chairman of the Board

                                                             /s/ James A. Coggin
                                                       -------------------------
                                                                 James A. Coggin
                                      President and Chief Administrative Officer
                                                                        Director

                                                             /s/ Robert M. Mosco
                                                       -------------------------
                                                                 Robert M. Mosco
                          President of Merchandising and Chief Operating Officer
                                                                        Director


                                                        /s/ Bernard E. Bernstein
                                                       -------------------------
                                                            Bernard E. Bernstein

                                                                        Director

                                                        /s/ Stanton J. Bluestone
                                                       -------------------------
                                                            Stanton J. Bluestone
                                                                        Director

                                                         /s/ John W. Burden, III
                                                        ------------------------
                                                             John W. Burden, III
                                                                        Director


                                                       -------------------------
                                                                Edmond D. Cicala
                                                                        Director

                                                            /s/ Julius W. Erving
                                                      --------------------------
                                                                Julius W. Erving
                                                                        Director

                                                            /s/ Michael S. Gross
                                                       -------------------------
                                                                Michael S. Gross
                                                                        Director

                                                              /s/ Donald E. Hess
                                                       -------------------------
                                                                  Donald E. Hess
                                                                        Director

                                                               /s/ G. David Hurd
                                                       -------------------------
                                                                   G. David Hurd
                                                                        Director


                                                        ------------------------
                                                               Phillip B. Miller
                                                                        Director

                                                              /s/ C. Warren Neel
                                                        ------------------------
                                                                  C. Warren Neel
                                                                        Director

                                                        /s/ Charles J. Philippin
                                                        ------------------------
                                                            Charles J. Philippin
                                                                        Director


                                                        ------------------------
                                                               Stephen I. Sadove
                                                                        Director

                                                        /s/ Marguerite W. Sallee
                                                       -------------------------
                                                            Marguerite W. Sallee
                                                                        Director

                                                            /s/ Gerald Tsai, Jr.
                                                       -------------------------
                                                                Gerald Tsai, Jr.
                                                                        Director

                                                            /s/ Julia A. Bentley
                                                       -------------------------
                                                                Julia A. Bentley
                                                           Senior Vice President
                                                                   and Secretary

                      FORM 10-K -- ITEM 14(a)(3) AND 14(c)
         SAKS INCORPORATED AND SUBSIDIARIES (FORMERLY PROFFITT'S, INC.)
                                    EXHIBITS

Exhibit
   No.   Description

2.1 Agreement and Plan of Merger, dated as of July 8, 1996, among Proffitt's, Inc., Casablanca Merger Corp., and Parisian, Inc. (incorporated by reference from the Exhibits of the Form 8-K of Proffitt's, Inc. dated July 18, 1996)

2.2 Agreement and Plan of Merger, dated November 8, 1996, among Proffitt's, Inc., Prairie Merger Corporation and G.R. Herberger's, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated November 22, 1996)

2.3 Agreement and Plan of Merger, dated October 29, 1997, among Proffitt's, Inc., LaSalle Merger Corporation and Carson Pirie Scott & Co. (incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. of Proffitt's, Inc. dated November 22, 1996)

2.4 Agreement and Plan of Merger, dated as of July 4, 1998, among Proffitt's, Inc., Fifth Merger Corporation and Saks Holdings, Inc. (incorporated by reference from the Exhibits of the Form 8-K of Proffitt's, Inc. dated July 8, 1998)

3.1 Amended and Restated Charter of the Company, as amended (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated February 11, 1998)

3.2    * Amended and Restated Bylaws of the Company

4.1 Indenture, dated as of November 9, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($500 million of 8-1/4% Notes due 2008)(incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated November 9, 1998)

4.2 Indenture, dated as of November 25, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($350 million of 7-1/4% Notes due 2004) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated December 2, 1998)

4.3 Indenture, dated as of December 2, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($250 million of

         7-1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated December 2, 1998)

4.4 Indenture, dated as of February 17, 1999, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($200 million, 7-3/8% Notes, due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated February 18, 1999)

4.5 Supplemental Indenture dated as of September 17, 1998, between Saks Holdings, Inc. and Bankers Trust Company, as trustee (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated September 23, 1998)

4.6 Registration Rights Agreement between Proffitt's, Inc. and Parisian, Inc. dated July 8, 1996 (incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-09043 of Proffitt's, Inc. dated August 16, 1996)

4.7 Registration Rights Agreement between Proffitt's, Inc. and certain specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated July 8, 1998)

4.8 Stockholders' Agreement between Proffitt's, Inc. and certain specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated July 8, 1998)

4.9 Rights Agreement, dated as of March 28, 1995, by and between Proffitt's, Inc. and Union Planters National Bank, as Rights Agent (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated April 3, 1995)

4.10 Amendment No. 1, dated as of March 25, 1998, to the Rights Agreement, dated as of March 28, 1995, between the Registrant and Union Planters Bank, N.A., as Rights Agent (incorporated by reference to the Exhibits to the Form 8-K of Proffitt's, Inc. dated March 26, 1998).

10.1 Amended and Restated Credit Agreement (Five-Year Facility) dated as of September 17, 1998, by and among Saks Incorporated, NationsBank, N.A., as administrative agent, Nationsbanc Montgomery Securities LLC, as loan arranger, Morgan Guaranty Trust Company of New York and The Chase Manhattan Bank, as co-syndication agents, Citibank, N.A. as documentation agent, and certain lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated September 23, 1998)

10.2 Credit Agreement (364 Day Facility) dated as of September 17, 1998, by and among Saks Incorporated, NationsBank, N.A., as administrative agent, Nationsbanc Montgomery Securities LLC, as loan arranger, Morgan Guaranty

         Trust Company of New York and The Chase Manhattan Bank, as co-syndication agents, Citibank, N.A. as documentation agent, and certain lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated September 23, 1998)



10.3 LC Account Agreement dated February 2, 1998, by and between Proffitt's, Inc. and NationsBank, N.A., as Agent (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated February 17,
         1998)

10.4 Pooling and Servicing Agreement among Younkers Credit Corporation, Younkers, Inc., and Union Planters National Bank, as rights agent, dated March 28, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

10.5 Series 1995-1 Supplement to Pooling and Servicing Agreement among Younkers Credit Corporation, Younkers, Inc., and Chemical Bank, as Trustee, dated June 13, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

10.6 Amendment No. 2 to Pooling and Servicing Agreement among Younkers Credit Corporation, Proffitt's, Inc. (successor-by-merger to Younkers, Inc.), and The Chase Manhattan Bank (formerly known as Chase Bank), as Trustee, dated February 1, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

10.7 * Amendment No. 3 to Pooling and Servicing Agreement among Younkers Credit Corporation, Proffitt's, Inc. (successor-by-merger to Younkers, Inc.), and The Chase Manhattan Bank (formerly known as Chase Bank), as Trustee, dated May 6, 1998

10.8 Receivables Purchase Agreement between Younkers Credit Corporation and Younkers, Inc. dated June 13, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

10.9 First Amendment to the Receivables Purchase Agreement between Younkers Credit Corporation and Proffitt's, Inc. (as successor-by-merger to Younkers, Inc.) dated February 2, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.10 Series 1995-2 Supplement to Pooling and Servicing Agreement dated as of June 13, 1995 among Younkers Credit Corporation, Younkers, Inc., and Chemical Bank, as Trustee, dated July 18, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

10.11 ISDA Master Agreement and Schedule thereto, each dated as of July 19, 1995, between Younkers, Inc. and NationsBank of Texas, N.A., with Confirmation of Interest Rate Cap Transaction dated July 19, 1995, and Assignment Agreement dated as of July 19, 1995 between Younkers Credit Corporation, Younkers, Inc. and Chemical Bank, as Trustee (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

10.12 Master Pooling and Servicing Agreement dated as of August 21, 1997, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee, as amended by Amendment No. 1 to the Master Pooling and Servicing Agreement dated as of February 2, 1998, by and among Proffitt's Credit Corporation, as transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the Form 8-K/A filed by the Proffitt's Credit Card Master Trust and Proffitt's Credit Corporation on September 23, 1997 and to the Form 8-K filed by the Proffitt's Credit Card Master Trust on February 18, 1998)

10.13 Receivables Purchase Agreement by and among National Bank of the Great Lakes, as Seller, Proffitt's Credit Corporation, as Purchaser, and Proffitt's, Inc., as Servicer (incorporated by reference from the Exhibits to the Form S-3 Registration Statement Nos. 333-48739 and 333-48739-01 filed by the Proffitt's Credit Card Master Trust and Proffitt's Credit Corporation on March 26, 1998)

10.14 Certificate Purchase Agreement dated as of August 21, 1997 by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, Enterprise Funding Corporation, Receivables Funding Corporation, NationsBank, N.A., as Agent, as a Senior Class Agent and as a Bank Investor, and Bank of America National Trust and Savings Association, as a Senior Class Agent and as a Bank Investor (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.15 First Amendment to Certificate Purchase Agreement dated as of November 26, 1997 by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, Enterprise Funding Corporation, Receivables Funding Corporation, NationsBank, N.A., as Agent, as a Senior Class Agent and as a Bank Investor, and Bank of America National Trust and Savings Association, as a Senior Class Agent and as a Bank Investor (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.16 Second Amendment to Certificate Purchase Agreement dated as of February 2, 1998 by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, Enterprise Funding Corporation, Receivables Funding Corporation, NationsBank, N.A., as Agent, as a Senior Class Agent and as a Bank Investor, and Bank of America National Trust and Savings Association, as a Senior Class Agent and as a Bank Investor (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.17 Series 1997-2 Supplement dated as of August 21, 1997, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the form 8-K/A filed by the Proffitt's Credit Card Master Trust and Proffitt's Credit Corporation on September 23, 1997)

10.18 * Series 1998-1 Supplement dated as of May 6, 1998, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee

10.19 * Series 1998-2 Supplement dated as of May 21, 1998, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee

10.20 Amended and Restated Loan and Security Agreement dated as of May 12, 1998 between Fifth Avenue Capital Trust ("FACT") and certain direct and indirect wholly-owned subsidiaries (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.21 Trust and Servicing Agreement dated as of May 12, 1995 among FACT, Bankers Trust Company, as servicer, and Marine Midland Bank, as trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.22 Amended and Restated Trust Agreement, dated as of May 12, 1995, among Saks & Company, HNY, Inc., and Wilmington Trust Company, as owner trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.23 Amended and Restated Pooling & Servicing Agreement, dated as of December 16, 1991, among SFA Finance Company, Saks & Company, and Bankers Trust Company, as trustee (the "1991 P&S") (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.24 First Amendment to the 1991 P&S, dated as of November 5, 1992 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.25 Second Amendment to the 1991 P&S, dated as of October 26, 1993 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.26 Second Amended and Restated Receivables Purchase Agreement dated as of December 16, 1991, between Saks & Company and SFA Finance Company (the "Receivables Purchase Agreement) (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.27 First Amendment to the Receivables Purchase Agreement, dated as of November 5, 1992 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31,
         1998)

10.28 Second Amendment to the Receivables Purchase Agreement, dated as of October 26, 1993 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31,
         1998)

10.29 Series 1991-2 Supplement, dated as of December 16, 1991, among SFA Finance Company, Saks & Company, MHTC, as administrative agent, and Bankers Trust Company, as trustee (the "1991-2 Supplement") (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.30 First Amendment to the 1991-2 Supplement, dated as of July 22, 1992 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.31 Second Amendment to the 1991-2 Supplement, dated as of August 20, 1992 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.32 Third Amendment to the 1991-2 Supplement, dated as of November 5, 1992 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.33 Fourth Amendment to the 1991-2 Supplement, dated as of May 20, 1993 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.34 Fifth Amendment to the 1991-2 Supplement, dated as of October 28, 1993 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.35 Sixth Amendment to the 1991-2 Supplement, dated as of September 30, 1994 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.36 Class C Supplement to Series 1991-2 Supplement, dated as of November 5, 1992, among SFA Finance Company, Saks & Company, and Bankers Trust Company, as trustee (the "1991-2(C) Supplement") (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.37 First Amendment to the 1991-2(C) Supplement, dated as of September 30, 1994 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.38 Class B Supplement to Series 1991-2 Supplement, dated as of September 30, 1994, among SFA Finance Company, Saks & Company, and Bankers Trust Company, as trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31,
         1998)

10.39 Series 1995-1 Supplement, dated as of November 13, 1995, among SFA Finance Company, Saks & Company, Swiss Bank Corporation, New York Branch, as administrative agent, and Bankers Trust Company, as Trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.40 Transition Supplement to the 1991 P&S, dated as of April 25, 1996, among SFA Finance Company, Saks & Company, and Bankers Trust Company, as trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.41 Pooling and Servicing Agreement, dated as of April 25, 1996, among SFA Finance Company, Saks & Company, and Bankers Trust Company, as trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.42 Series 1996-1 Supplement to the 1996 P&S, dated as of April 25, 1996, among SFA Finance Company, Saks & Company, and Bankers Trust Company, as trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.43 Third Amended and Restated Receivables Purchase Agreement, dated as of April 25, 1996, between Saks & Company and SFA Finance Company (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.44 Series 1996-2 Supplement to the 1996 P&S, dated as of April 25, 1996, among SFA Finance Company, Saks & Company, and Bankers Trust Company, as trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.45 * Receivables Purchase Agreement, dated as of September 17, 1998, by and among National Bank of the Great Lakes, as Seller, SFA Finance Company, as Purchaser, and Saks & Company, as Servicer

10.46 * Amendment No. 1 dated as of September 17, 1998 to Pooling and Servicing Agreement dated as of April 25, 1996, by and among SFA Finance Company, as Transferor, Saks & Company, as Servicer, and Bankers Trust Company, as Trustee

10.47 * Amendment No. 2 dated as of December 17, 1998 to Pooling and Servicing Agreement dated as of April 25, 1996, by and among SFA Finance Company, as Transferor, Saks & Company, as Servicer, and Bankers Trust Company, as Trustee

10.48 * Amendment No. 1 dated as of December 17, 1998 to Series 1996-1 Supplement dated as of April 25, 1996, by and among SFA Finance Company, as Transferor, Saks & Company, as Servicers, and Bankers Trust Company, as Trustee

10.49 * Amendment No. 1 dated as of December 17, 1998 to Series 1996-2 Supplement dated as of April 25, 1996, by and among SFA Finance Company, as Transferor, Saks & Company, as Servicers, and Bankers Trust Company, as Trustee

10.50 * Amendment No. 1 dated as of December 17, 1998 to Series 1998-1 Supplement dated as of August 31, 1998, by and among SFA Finance Company, as Transferor, Saks & Company, as Servicers, and Bankers Trust Company, as Trustee

MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.

10.51 Proffitt's, Inc. 1987 Stock Option Plan, as amended (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-46306 of Proffitt's, Inc. dated March 10, 1992)

10.52  * Saks Incorporated Amended and Restated Employee Stock Purchase Plan

10.53  * Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan

10.54  * Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan

10.55  * Saks Incorporated 401(k) Retirement Plan

10.56  * Trust Agreement for the Saks Incorporated 401(k) Retirement Plan

10.57  * Saks Incorporated Supplemental Savings Plan

10.58  * Trust Agreement for the Saks Incorporated Supplemental Savings Plan

10.59 First Amendment to Proffitt's, Inc. Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.60 Second Amendment to Proffitt's, Inc. Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.61 G.R. Herberger's, Inc. 401(k) Employee Stock Purchase Plan and Employee Stock Ownership Plan (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 333-27813 of Proffitt's, Inc. dated May 27, 1997)

10.62 Third Amendment and Restatement of The Parisian, Inc. Stock Option Plan for Officers (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

10.63 First Amendment and Restatement of The Parisian, Inc. Management Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

10.64 Younkers, Inc. Stock and Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

10.65 Younkers, Inc. Management Stock Option Plan (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

10.66 Younkers, Inc. 1993 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-59224 of Younkers, Inc.)

10.67 Form of Younkers, Inc. Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended May 1, 1993)

10.68 Carson Pirie Scott & Co. Supplemental Executive Retirement Plan (incorporated by reference to Carson Pirie Scott & Co. Common Shares Registration Statement No. 33-67514)

10.69 Carson Pirie Scott & Co. Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended January 28, 1995)

10.70 Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.71 Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.72 Carson Pirie Scott & Co. Savings Plan (incorporated by reference from the Exhibits to the Form S-8 Carson Pirie Scott & Co. Registration Statement No. 33-93012)

10.73 Saks Fifth Avenue Retirement Savings Plan (incorporated by reference from the Exhibits to the Form S-8 Saks Incorporated Registration Statement No. 333-66759)

10.74 Saks Holdings, Inc. 1996 Management Stock Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. filed with the Commission on August 29, 1996)

10.75 Saks Fifth Avenue Supplemental Pension Plan, effective July 2, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.76 Saks Holdings, Inc. Senior Management Stock Incentive Plan, dated as of October 17, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31,
         1998)

10.77 Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31,
         1998)

10.78 Amendment to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.79 $500,000 Loan Agreement between Proffitt's, Inc. and R. Brad Martin dated February 1, 1989 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 28,
         1989)

10.80 Form of Deferred Compensation Agreement between Younkers, Inc. and Robert M. Mosco, as amended (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

10.81 Form of Fourth Amended and Restated Employment Agreement by and between Proffitt's, Inc. and R. Brad Martin dated February 2, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.82 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to R. Brad Martin dated October 11, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

10.83 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to R. Brad Martin dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.84    Form of Employment Agreement by and between Proffitt's, Inc. and Robert
         M. Mosco dated February 2, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.85 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Robert M. Mosco dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

10.86 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Robert M. Mosco dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31,
         1998)

10.87    Form of Employment Agreement by and between Proffitt's, Inc. and James
         A. Coggin dated February 2, 1998(incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.88 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to James A. Coggin dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

10.89 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to James A. Coggin dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31,
         1998)

10.90 Form of Employment Agreement by and between Proffitt's, Inc. and Douglas E. Coltharp dated February 2, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.91 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Douglas E. Coltharp dated November 25, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

10.92 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Douglas E. Coltharp dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31,
         1998)

10.93    Form of Employment Agreement by and between Proffitt's, Inc. and Brian
         J. Martin dated February 2, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.94 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Brian J. Martin dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

10.95 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Brian J. Martin dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31,
         1998)

10.96    Form of Employment Agreement by and between Proffitt's, Inc. and Donald
         E. Wright dated February 2, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.97 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Donald E. Wright dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31,
         1998)

10.98 Form of Employment Agreement by and between Proffitt's, Inc. and Stanton J. Bluestone dated October 29, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.99 Form of Employment Agreement by and between Saks Holdings, Inc., Proffitt's, Inc. and Philip B. Miller dated as of September 3, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated September 23, 1998)

13.1 * Annual Report to Shareholders for the fiscal year ended January 30, 1999 (not to be deemed filed except for those portions thereof which are incorporated herein by reference in this filing)

21.1   * Subsidiaries of the registrant

23.1   * Consents of Independent Accountants

27.1   * Financial Data Schedule


* Filed as a current year Exhibit.