Form 10-Q
period 1999-05-01
SAKS INC
filed 1999-06-15
CIK 812900

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of
       1934
For the quarterly period ended May 1, 1999
                               OR
(   ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of
       1934
For the transition period from          to

                For Quarter Ended:  May 1, 1999
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

Yes (X)     No (  )

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value   144,689,755   shares as of May 1,
1999
                       SAKS INCORPORATED

                             Index

PART I.  FINANCIAL INFORMATION                           Page No.

   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -- May 1, 1999,
     January 30, 1999, and May 2, 1998                          3

     Condensed Consolidated Statements of Income --  Three
     Months Ended May 1, 1999 and May 2, 1998                   4

     Condensed Consolidated Statements of Cash Flows --
     Three Months Ended May 1, 1999 and May 2, 1998             5

     Notes to Condensed Consolidated Financial Statements       6


     Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       16

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                 20

SIGNATURES                                                     21



                            SAKS INCORPORATED and SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars amounts in thousands)

                                                              May 1,                       May 2,
                                                               1999        January 30,      1998
                                                            (Unaudited)      1999       (Unaudited)
                                                            -----------   -----------   -----------
ASSETS
Current assets
  Cash and cash equivalents                                 $   43,926    $   32,752    $   42,484
  Retained interest in accounts receivable                     191,412       159,596       182,620
  Merchandise inventories                                    1,571,182     1,406,182     1,407,643
  Other current assets                                          85,803       110,426        86,039
  Deferred income taxes                                         79,463        83,958        77,869
                                                            ----------    ----------    ----------
    Total current assets                                     1,971,786     1,792,914     1,796,655

Property and Equipment, net                                  2,141,049     2,118,555     1,772,940
Goodwill and Intangibles, net                                  585,113       586,297       334,870
Cash Placed in Escrow for Debt Redemption                                    363,753
Deferred Income Taxes                                          255,976       249,816       246,648
Other Assets                                                    73,446        77,646        72,152
                                                            ----------    ----------    ----------
TOTAL ASSETS                                                $5,027,370    $5,188,981    $4,223,265
                                                            ==========    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Trade accounts payable                                    $  425,479    $  360,388    $  438,220
  Accrued expenses and other current liabilities               466,502       529,128       414,991
  Current portion of long-term debt                             12,167        15,523        13,208
                                                            ----------    ----------    ----------
    Total current liabilities                                  904,148       905,039       866,419

Senior Debt                                                  1,919,516     2,110,395       952,385
Other Long-Term Liabilities                                    161,778       165,972       138,703
Subordinated Debt                                                                          286,964
Shareholders' Equity                                         2,041,928     2,007,575     1,978,794
                                                            ----------    ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $5,027,370    $5,188,981    $4,223,265
                                                            ==========    ==========    ==========

See notes to condensed consolidated financial statements.


                            SAKS INCORPORATED and SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Dollar amounts in thousands, except per share amounts)

                                                                       Three Months Ended
                                                                ------------------------------
                                                                 May 1, 1999      May 2, 1998
                                                                 -----------      -----------
Net sales                                                        $1,544,521       $1,412,602
Cost of sales                                                       994,393          922,570
                                                                 -----------      -----------
  Gross margin                                                      550,128          490,032

Selling, general and administrative expenses                        320,423          296,609
Other operating expenses                                            126,126          115,184
Store pre-opening costs                                               2,192            2,372
Merger and integration costs                                          8,397            1,956
Gains from long-lived assets                                                              (3)
Year 2000 expenses                                                    1,507            1,525
                                                                 -----------      -----------
  Operating income                                                   91,483           72,389
Other income (expense):
  Interest expense                                                  (34,976)         (24,794)
  Other income (expense), net                                            (4)             128
                                                                 -----------      -----------
Income before provision for income taxes
  and extraordinary items                                            56,503           47,723
Provision for income taxes                                           22,768           19,599
                                                                 -----------      -----------
Income before extraordinary items                                    33,735           28,124
Extraordinary loss on extinguishment of debt, net of taxes           (9,261)
                                                                 -----------      -----------
Net income                                                       $   24,474       $   28,124
                                                                 ===========      ===========

Basic earnings per common share:
  Income before extraordinary items                              $     0.23       $     0.20
  Extraordinary items                                                 (0.06)
                                                                 -----------      -----------
  Net income                                                     $     0.17       $     0.20
                                                                 ===========      ===========
Diluted earnings per common share:
  Income before extraordinary items                              $     0.23       $     0.19
  Extraordinary items                                                 (0.06)
                                                                 -----------      -----------
  Net income                                                     $     0.17       $     0.19
                                                                 ===========      ===========

Weighted average common shares:
  Basic                                                             144,424          141,736
  Diluted                                                           147,663          145,958


See notes to condensed consolidated financial statements.



                            SAKS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (Dollar amounts in thousands)

                                                                       Three Months Ended
                                                                 ------------------------------
                                                                  May 1, 1999      May 2, 1998
                                                                  -----------      -----------
Operating Activities:
  Net income                                                     $   24,474       $   28,124
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                    41,528           35,749
    Gains from long-lived assets                                                          (3)
    Extraordinary loss on extinguishment of debt                      7,310
    Deferred income taxes                                            14,568            2,057
    Change in operating assets and liabilities, net                (180,163)         158,219
                                                                 -----------      -----------
  Net Cash (Used In) Provided By Operating Activities               (92,283)         224,146

Investing Activities:
  Purchases of property and equipment, net                          (67,872)         (77,443)
  Acquisition of Dillard's and Brody's stores                        (2,519)         (17,042)
                                                                 -----------      -----------
  Net Cash Used In Investing Activities                             (70,391)         (94,485)

Financing Activities:
  Proceeds from long-term borrowings                                200,000
  Payments on long-term debt and capital lease obligations           (8,394)         (76,426)
  Net repayments under credit and receivables facilities           (150,000)         (66,793)
  Proceeds from issuance of stock                                     4,330            5,178
  Release of cash held in escrow for debt redemption                363,753
  Payment of REMIC certificates                                    (235,841)
                                                                 -----------      -----------
  Net Cash Provided By (Used In) Financing Activities               173,848         (138,041)

  Increase (Decrease) In Cash and Cash Equivalents                   11,174           (8,380)

  Cash and cash equivalents at beginning of period                   32,752           50,864
                                                                 -----------      -----------
  Cash and cash equivalents at end of period                     $   43,926       $   42,484
                                                                 ===========      ===========

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 1, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. The financial statements include the accounts of Saks Incorporated (the "Company;" formerly Proffitt's, Inc.) and its subsidiaries, including its special purpose receivables financing subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

The accompanying balance sheet at January 30, 1999 has been derived from the audited financial statements at that date.

NOTE 2 -- BUSINESS COMBINATIONS

Effective September 17, 1998, Proffitt's, Inc. combined its business with Saks Holdings, Inc. ("SHI"), the holding company of Saks & Company which did business as Saks Fifth Avenue, Off 5th, Folio and Bullock & Jones. The merger has been accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements have been restated for the prior periods to include the results of operations, financial position and cash flows of SHI. In conjunction with the merger, Proffitt's, Inc. changed its corporate name to Saks Incorporated.

For the three months ended May 1, 1999 and May 2, 1998, the Company incurred certain merger and integration costs ("M&I") related to several business combinations, including SHI. These costs, primarily consisting of the consolidation and conversion of redundant systems and administrative operations, were (before income taxes) $8.4 million and $2.0 million, respectively, for the three months ended May 1, 1999 and May 2, 1998.

A reconciliation of the aforementioned costs to the amounts of merger and integration costs remaining unpaid at May 1, 1999 is as follows (in thousands):

Amounts unpaid at January 30, 1999
  related to prior M&I events                            $   31,951
M&I costs for the period                                      8,397
Amounts paid during the period                              (21,547)
Amounts representing non-cash changes                             -
                                                         -----------
Amounts unpaid at May 1, 1999                            $   18,801
                                                         ===========

The components of the aforementioned amounts unpaid are as follows (in thousands):

                                                   May 1,    January 30,
                                                    1999        1999
                                                 -----------  ----------
Direct merger costs                             $   6,068      $ 17,530
Severance                                           5,206         6,638
Contractual obligations to be paid within
  one year of merger                                5,900         5,900
Contractual obligations with extended
  payment terms (such as rents on
  abandoned leases and payments on
  abandoned contracts)                                323           348
Other (includes all merger and integration
  efforts)                                          1,304         1,535
                                                 ---------     ---------
Totals                                           $ 18,801      $ 31,951
                                                 =========     =========

NOTE 3 -- EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three months ended May 1, 1999 and May 2, 1998 are as follows:
(income and shares in thousands)

                                  For the Three Months Ended          For the Three Months Ended
                                          May 1, 1999                        May 2, 1998
                              ---------------------------------   -------------------------------
                                          Weighted                            Weighted
                                           Average  Per Share                  Average    Per Share
                               Income (a)   Shares    Amount     Income (a)     Shares      Amount
                               ---------  --------- ---------    ---------    ---------  ---------
Basic EPS                       $33,735    144,424    $0.23       $28,124     141,736       $0.20
Effect of dilutive
  stock options(based
  on the treasury stock
  method using the
  average price)                             3,239                              4,222
                                --------   --------  --------     --------    --------    --------
Diluted EPS                     $33,735    147,663    $0.23       $28,124     145,958       $0.19
                                ========   ========  ========     ========    ========    ========

(a) Income before extraordinary items.



NOTE 4 -- CONTINGENCIES AND SUBSEQUENT EVENT

The Company is involved in several legal proceedings arising in the normal course of business activities, and accruals for losses have been established where appropriate. Management believes that none of these legal proceedings will have an ongoing material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

On June 10, 1999, the Company announced plans to consolidate three distribution centers in 2001. In connection with this consolidation, the Company is evaluating alternatives for the distribution centers affected. Such alternatives include alternative uses or the sale of the properties.

NOTE 5 -- SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 provides companies the opportunities to aggregate two or more operating segments into a single operating segment if the segments have similar characteristics. In applying SFAS No. 131, the Company identified three reportable segments, which are as follows: department stores, catalog and furniture stores. The catalog and furniture stores segments represent less than three percent of the Company's total revenues, assets and operating profit.
Consistent with its practice in 1998, the three identified segments are combined within the Company's condensed consolidated financial statements.


NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

 In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative financial instruments be recorded on the financial statements. SFAS No. 133 is effective for the Company in the first quarter of 2000, and the Company is in the process of ascertaining the impact this new standard will have on its financial statements.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. Components of the Company's comprehensive income for the year ended January 30, 1999 included the net loss of $0.9 million and a minimum pension liability adjustment of $7.5 million, net of taxes. The Company had no components of comprehensive income for the three month periods ended May 1, 1999 and May 2, 1998.

NOTE 7 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's Senior Notes (which are the subsidiaries of Saks Incorporated with material assets, except for Proffitt's Credit Corporation ("PCC"), National Bank of the Great Lakes ("NBGL"), SHI real estate financing subsidiary trusts ("REMIC trusts"), and SFA Finance Corp.("SFC")); and 3) on a combined basis, PCC, NBGL, REMIC Trusts, and SFC, the only active non-guarantor subsidiaries of the Senior Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries.

On January 31, 1999, immediately following the Company's fiscal year end, the Company restructured its legal entity composition. This restructuring changed the composition of Saks Incorporated to include only the operations of a small group of corporate employees and the majority of the Company's long-term debt. The consolidating financial statements presented for the quarter ended May 1, 1999 reflect this new legal entity composition. The consolidating financial statements presented for the quarter ended May 2, 1998 reflect the legal entity composition in place at the time. Borrowings and the related interest expense under Saks Incorporated's revolving credit facility are allocated to Saks Incorporated and the guaranty subsidiaries under arrangements among Saks Incorporated and the subsidiaries.


                                     SAKS INCORPORATED
                       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                          FOR THE THREE MONTHS ENDED MAY 1, 1999
                               (Dollar Amounts In Thousands)

                                            Saks         Guarantor      Non-Guarantor
                                         Incorporated   Subsdiaries      Subsidiaries     Eliminations      Consolidated
                                           ----------    ----------     -------------    -------------     --------------
Net sales                                                $1,544,521                                        $1,544,521
Costs and expenses
  Cost of sales                                             994,393                                           994,393
  Selling, general and administrative
    expenses                                   $2,414       336,841          $25,527       ($44,359)          320,423
  Other operating expenses                        691       135,716          (10,281)                         126,126
  Store pre-opening costs                                     2,192                                             2,192
  Merger and integration costs                                8,397                                             8,397
  Year 2000 expenses                                          1,507                                             1,507
                                             ---------     ---------        ---------      ---------         ---------
      Operating income (loss)                  (3,105)       65,475          (15,246)        44,359            91,483


Other income (expense)
  Finance charge income, net                                                  44,359        (44,359)
  Intercompany exchange fees                                 (8,184)           8,184
  Intercompany servicer fees                                 10,810          (10,810)
  Equity in earnings of subsidiaries           46,320         4,091                         (50,411)
  Interest expense, net                       (30,945)       (3,293)            (738)                         (34,976)
  Other income (expense), net                                    (4)                                               (4)
                                             ---------     ---------        ---------      ---------         ---------
Income before provision for income taxes
  and extraordinary items                      12,270        68,895           25,749        (50,411)           56,503


Provision (benefit) for income taxes          (12,204)       25,487            9,485                           22,768
                                             ---------     ---------        ---------      ---------         ---------

Income before extraordinary items              24,474        43,408           16,264        (50,411)           33,735

Extraordinary items, net of taxes                                              9,261                            9,261
                                             ---------     ---------        ---------      ---------         ---------
Net income                                    $24,474       $43,408           $7,003       ($50,411)          $24,474
                                             =========     =========        =========      =========         =========



                                    SAKS INCORPORATED
                   CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 1, 1999
                               (Dollar Amounts In Thousands)

                                              Saks           Guarantor       Non-Guarantor
                                          Incorporated      Subsidiaries      Subsidiaries    Eliminations      Consolidated
ASSETS                                    ------------     ------------      -------------   -------------     --------------
Current Assets
  Cash and cash equivalents                                   ($27,468)         $71,394                            $43,926
  Retained interest in accounts receivable                                      191,412                            191,412
  Merchandise inventories                                    1,571,182                                           1,571,182
  Deferred income taxes                                         79,468               (5)                            79,463
  Intercompany borrowings                     $44,780                                         ($44,780)
  Other current assets                                          78,678            7,125                             85,803
                                            ----------       ----------       ----------     ----------          ----------
Total Current Assets                           44,780        1,701,860          269,926        (44,780)          1,971,786
Property and Equipment, net                                  1,629,101          511,948                          2,141,049
Goodwill and Intangibles, net                                  585,113                                             585,113
Other Assets                                                    68,110            5,336                             73,446
Deferred Income Taxes                                          255,976                                             255,976
Investment in and Advances to Subsidiaries  3,810,105        1,620,131                      (5,430,236)
                                            ----------       ----------       ----------     ----------          ----------
Total Assets                               $3,854,885       $5,860,291         $787,210    ($5,475,016)         $5,027,370
                                           ===========      ===========      ===========    ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                      $425,479                                            $425,479
  Accrued expenses and other current
    liabilities                             $  41,709          408,181          $16,612                            466,502
  Intercompany borrowings                                                        44,780       ($44,780)
  Current portion of long-term debt                             12,167                                              12,167
                                            ----------       ----------       ----------     ----------          ----------
Total Current Liabilities                      41,709          845,827           61,392        (44,780)            904,148

Senior Debt                                 1,758,000          161,516                                           1,919,516
Deferred Income Taxes                                           (8,237)           8,237
Other Long-Term Liabilities                    13,248          146,800            1,730                            161,778
Investment By and Advances From Parent                       4,714,385          715,851     (5,430,236)
Shareholders' Equity                        2,041,928                                                            2,041,928
                                            ----------       ----------       ----------     ----------          ----------
Total Liabilities and Shareholders' Equity $3,854,885       $5,860,291         $787,210    ($5,475,016)         $5,027,370
                                           ===========      ===========      ===========    ===========         ===========


                                     SAKS INCORPORATED
                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                              FOR THE YEAR ENDED MAY 1, 1999
                               (Dollar Amounts In Thousands)

                                              Saks         Guarantor          Non-Guarantor
                                          Incorporated    Subsidiaries        Subsidiaries         Eliminations        Consolidated
                                          ------------    ------------        ------------         ------------        ------------
OPERATING ACTIVITIES
Net income                                    $24,474          $43,408            $7,003            ($50,411)            $24,474
Adjustments to reconcile net income to
  net cash used in operating activities:
  Equity in earnings of subsidiaries          (46,320)          (4,091)                               50,411
  Depreciation and amortization                                 38,043             3,485                                  41,528
  Deferred income taxes                                         14,568                                                    14,568
  Extraordinary loss on extinguishment
    of debt                                                                        7,310                                   7,310
  Changes in operating assets and liabil-
    ities, net                                                (135,215)          (44,948)                               (180,163)
                                            ----------       ----------        ----------          ----------           ----------
    Net cash used in
      operating activities                    (21,846)         (43,287)          (27,150)                                (92,283)


INVESTING ACTIVITIES
  Purchases of property and equipment, net                     (57,872)          (10,000)                                (67,872)
  Acquisition of Dillard's and  Brody's stores                  (2,519)                                                   (2,519)
                                            ----------       ----------        ----------          ----------           ----------
    Net cash used in investing activities                      (60,391)         (10,000)                                 (70,391)

FINANCING ACTIVITIES
  Inter-company borrowings, contributions
    and distributions                         (52,850)        (252,398)         305,248
  Proceeds from long-term borrowings          200,000                                                                    200,000
  Payments on long-term debt and capital
    leases                                                      (8,394)                                                   (8,394)
  Net repayments under credit and receivables
    facilities                               (150,000)                                                                  (150,000)
  Payment of REMIC certificates                                                (235,841)                                (235,841)
  Release of cash held in escrow for debt
    redemption                                                 363,753                                                   363,753
  Proceeds from issuance of common shares       4,330                                                                      4,330
                                            ----------       ----------       ----------          ----------           ----------
      Net cash provided by financing activities 1,480          102,961           69,407                                  173,848

Increase (decrease) in cash and cash
  equivalents                                 (20,366)            (717)          32,257                                   11,174

Cash and cash equivalents at beginning
  of period                                    20,366          (26,751)          39,137                                   32,752
                                            ----------       ----------       ----------          ----------           ----------
Cash and cash equivalents at end of period                    ($27,468)         $71,394                                  $43,926
                                             =========        =========         =========           =========           =========

                                     SAKS INCORPORATED
                       CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                          FOR THE THREE MONTHS ENDED MAY 2, 1998
                               (Dollar Amounts In Thousands)

                                             Saks           Guarantor        Non-Guarantor
                                         Incorporated      Subsidiaries      Subsidiaries    Eliminations       Consolidated
                                         ------------      ------------      -------------   ------------       ------------
Net sales                                    $174,308       $1,238,294                                           1,412,602
Costs and expenses
  Cost of sales                               114,806          807,764                                             922,570
  Selling, general and administrative expenses 36,354          276,045          $23,313       ($39,103)            296,609
  Other operating expenses                     13,838          109,961           (8,615)                           115,184
  Store pre-opening costs                         462            1,910                                               2,372
  Merger and integration costs                  1,419              537                                               1,956
  Gains from long lived assets                     (3)                                                                  (3)
  Year 2000 expenses                              331            1,194                                               1,525
                                            ----------       ----------       ----------     ----------          ----------
      Operating income (loss)                   7,101           40,883          (14,698)        39,103              72,389

Other income (expense)
  Finance charge income, net                                                     39,103        (39,103)
  Intercompany exchange fees                   (1,534)          (7,990)           9,524
  Intercompany servicer fees                                     6,239           (6,239)
  Equity in earnings of subsidiaries           25,169            6,832                         (32,001)
  Interest expense, net                        (1,223)         (14,438)          (9,133)                           (24,794)
  Other income (expense), net                     106               22                                                 128
                                            ----------        ----------       ----------     ----------          ----------
Income before provision for income taxes       29,619           31,548           18,557        (32,001)             47,723

Provision for income taxes                      1,495           11,416            6,688                             19,599
                                            ----------       ----------       ----------     ----------          ----------
Net income                                    $28,124          $20,132          $11,869       ($32,001)            $28,124
                                             =========        =========        =========      =========           =========


                                     SAKS INCORPORATED
                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MAY 2, 1998
                               (Dollar Amounts In Thousands)

                                              Saks            Guarantor      Non-Guarantor
                                           Incorporated     Subsidiaries     Subsidiaries        Eliminations       Consolidated
                                           ------------     ------------     -------------       ------------       ------------
OPERATING ACTIVITIES
Net income                                    $28,124          $20,132          $11,869            ($32,001)            $28,124
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Equity in earnings of subsidiaries          (25,169)          (6,832)                              32,001
  Depreciation and amortization                 3,814           26,783            5,152                                  35,749
  Deferred income taxes                                          2,057                                                    2,057
  Gains from long-lived assets                     (3)                                                                       (3)
  Changes in operating assets and liabilities,
    net                                       (20,196)         (32,984)         211,399                                 158,219
                                            ----------       ----------       ----------          ----------          ----------
      Net cash provided by (used in)
        operating activities                  (13,430)           9,156          228,420                                 224,146

INVESTING ACTIVITIES
  Purchases of property and equipment, net     (6,587)         (67,639)          (3,217)                                (77,443)
  Acquisition of other assets                 (17,042)                                                                  (17,042)
                                            ----------       ----------       ----------          ----------          ----------
      Net cash used in investing activities   (23,629)         (67,639)          (3,217)                                (94,485)

FINANCING ACTIVITIES
  Inter-company borrowings, contributions
    and distributions                          96,294           13,934         (110,228)
  Payments on long-term debt                  (74,741)          (1,685)                                                 (76,426)
  Net repayments under credit and receivables
    facilities                                                  58,207         (125,000)                                (66,793)
  Proceeds from issuance of common shares       5,178                                                                     5,178
                                            ----------       ----------       ----------          ----------          ----------
      Net cash provided by (used in)
        financing activities                   26,731           70,456         (235,228)                               (138,041)

Increase (decrease) in cash and cash
  equivalents                                 (10,328)          11,973          (10,025)                                 (8,380)

Cash and cash equivalents at beginning of
  period                                       15,405           (4,594)          40,053                                  50,864
                                            ----------       ----------       ----------          ----------          ----------
Cash and cash equivalents at end of period     $5,077           $7,379          $30,028                                 $42,484
                                             =========        =========        =========           =========           =========

                                     SAKS INCORPORATED
                CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 30, 1999
                               (Dollar Amounts In Thousands)

                                               Saks          Guarantor      Non-Guarantor
                                           Incorporated    Subsidiaries     Subsidiaries     Eliminations       Consolidated
ASSETS                                     ------------    -------------    -------------    ------------       ------------
Current Assets
  Cash and cash equivalents                   $20,366         ($26,751)         $39,137                            $32,752
  Retained interest in accounts receivable         54              220          159,322                            159,596
  Merchandise inventories                     221,585        1,184,597                                           1,406,182
  Deferred income taxes                        (3,217)          87,175                                              83,958
  Intercompany borrowings                      11,070                                         ($11,070)
  Other current assets                         19,471           90,810              145                            110,426
                                            ----------       ----------       ----------     ----------          ----------
Total Current Assets                          269,329        1,336,051          198,604        (11,070)          1,792,914
Property and Equipment, net                   342,355        1,270,766          505,434                          2,118,555
Goodwill and Intangibles, net                 125,717          460,580                                             586,297
Other Assets                                    1,196           55,592           20,858                             77,646
Deferred Income Taxes                                          249,816                                             249,816
Cash Placed in Escrow for Debt Redemption                      363,753                                             363,753
Investment in and Advances to Subsidiaries  3,112,552        1,350,621                      (4,463,173)
                                            ----------       ----------       ----------     ----------          ----------
        Total Assets                       $3,851,149       $5,087,179         $724,896    ($4,474,243)         $5,188,981
                                           ===========      ===========      ===========    ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                      $48,768         $311,620                                            $360,388
  Accrued expenses and other current
    liabilities                                39,118          452,000          $38,010                            529,128
  Intercompany borrowings                                                        11,070       ($11,070)
  Current portion of long-term debt               452           15,071                                              15,523
                                            ----------       ----------       ----------     ----------          ----------
Total Current Liabilities                      88,338          778,691           49,080        (11,070)            905,039

Senior Debt                                 1,709,093          165,461          235,841                          2,110,395
Deferred Income Taxes                          18,893          (27,045)           8,152
Other Long-Term Liabilities                    27,250          136,992            1,730                            165,972
Investment by and Advances from Parent                       4,033,080          430,093     (4,463,173)
Shareholders' Equity                        2,007,575                                                            2,007,575
                                            ----------       ----------       ----------     ----------          ----------
         Total Liabilities and Shareholders'
            Equity                         $3,851,149       $5,087,179         $724,896    ($4,474,243)         $5,188,981
                                           ===========      ===========      ===========    ===========         ===========


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Prior year balance sheet information has been restated to reflect the September 17, 1998 merger with SHI, which was accounted for as a pooling-of-interests.

Accounts receivable, inventory, accounts payable, and senior debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

May 1, 1999 merchandise inventory and property and equipment balances increased over May 2, 1998 balances primarily due to new store locations opened during the last 12 months, as well as the acquisition of 15 stores from Dillard's in October and December 1998.

May 1, 1999 goodwill and intangibles increased over May 2, 1998 balances primarily due to the goodwill and intangibles associated with the acquisition of the 15 stores from Dillard's.

Senior debt at May 1, 1999 increased over senior debt at May 2, 1998 primarily due to borrowings related to the acquisition of the 15 stores from Dillard's and related working capital requirements for these stores.

In conjunction with the SHI merger and the acquisition of the Dillard's stores, the Company initiated a series of refinancing activities between September 1998 and February 1999 that were designed to reduce the weighted average cost of capital, provide appropriate debt maturities and increase overall liquidity.

Included within the Company's senior debt are real estate and mortgage notes. The May 1, 1999 real estate and mortgage notes balance declined from the May 2, 1998 balance by $323 million primarily due to the repurchase of $65 million and $236 million of outstanding
REMIC mortgage certificates in September 1998 and February 1999, respectively.

Also included within the Company's senior debt are senior notes payable. The May 1, 1999 notes payable balance increased by $1.3 billion from the May 2, 1998 balance due to the November and December 1998 issuance of $1.1 billion in senior notes, and the February 1999 issuance of $200 million in senior notes, with maturities ranging from 2004 to 2019 and interest rates between 7-1/4% and 8-1/4%, offset by the September 1998 tender of the Company's $125 million
8.125% senior notes.

At May 1, 1999, the Company had total debt outstanding of approximately $1.93 billion. At that time, the Company had an additional $781 million available to borrow under its existing credit facilities, which do not expire until 2003. The Company reduced its 364 day revolving credit facility in March 1999 from $750 million to $500 million.

May 1, 1999 subordinated debt decreased from the balance at May 2, 1998 primarily due to the November 1998 repurchase of $267.7 million of SHI's 5-1/2% Convertible Subordinated Notes due September 2006. The Company's merger with SHI triggered the change in control provision contained in the debenture, and as a result, the Company made an offer to repurchase the notes at par plus accrued interest.


Results of Operations

Prior year income statement information below has been restated to reflect the September 17, 1998 merger with SHI, which was accounted for as a pooling-of-interests.

The following table shows for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not foot due to rounding).

                                                 Three Months Ended
                                              -------------------------
                                               5/1/99           5/2/98
                                               ------           ------

Net sales                                      100.0%           100.0%
Costs and expenses:
  Cost of sales                                 64.4             65.3
  Selling, general & administrative
    expenses                                    20.7             21.0
  Other operating expenses                       8.2              8.1
  Store pre-opening costs                        0.1              0.2
  Merger and integration costs                   0.5              0.1
  Gains from long-lived assets                   0.0              0.0
  Year 2000 expenses                             0.1              0.1
                                               ------           ------
      Operating income                           5.9              5.1
Other income (expense):
  Interest expense                              (2.3)            (1.8)
  Other income (expense), net                   (0.0)             0.0
                                               ------           ------
Income before provision for income
  taxes and extraordinary items                  3.7              3.4
  Provision for income taxes                     1.5              1.4
                                               ------           ------
Income before extraordinary items                2.2              2.0
Extraordinary loss, net of taxes                (0.6)             0.0
                                               ------           ------
NET INCOME                                       1.6%             2.0%
                                               ======           =======

Net Sales

For the first quarter ended May 1, 1999, total Company sales were $1.54 billion, a 9% increase over $1.41 billion in the prior year. The sales increase for the quarter was primarily attributable to additional sales from new stores opened, the Brody's stores acquired in March 1998, the Dillard's stores acquired in October and December 1998, and a comparable store sales increase of 3%.

Gross margin

For the quarter ended May 1, 1999, the Company's gross margin percentage increased 90 basis points over the prior year. This improvement reflected the Company's improved execution of its merchandising strategies, reduced levels of clearance merchandise, continued efficiencies in distribution and logistics, increased penetration of higher margin proprietary brand merchandise, the conversion of the shoe departments at the Carson Pirie Scott stores from leased to owned and shifts in the merchandise mix of certain stores.

Selling, general and administrative expenses ("SGA")

SGA decreased as a percentage of net sales for the quarter ended
May 1, 1999 by 30 basis points. This expense leverage primarily resulted from targeted cost reductions related to each of the Company's completed business combinations and certain productivity efficiencies.

Merger and integration costs ("M&I")

The Company incurred certain M&I costs totaling $8.4 million, or 0.5% of net sales, in the first quarter of 1999 primarily related to the Company's merger with SHI. These charges were primarily related to costs incurred in the conversion and consolidation of systems and administrative operations.

Year 2000  expenses ("Y2K")

The Company's Y2K compliance project began in 1997. From commencement of the Y2K project through May 1, 1999, the Company's Y2K expenses have totaled
$18.5 million. Company management anticipates that additional Y2K expenses will total approximately $4.5 million for the balance of 1999. The Company expects its significant systems to be Y2K compliant by September 1999. The costs of the project and the date on which the Company plans to complete modifications are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and representations and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. For complete disclosure of the Company's Y2K issues, refer to "Management's Discussion and Analysis" contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended January 30, 1999.

Interest expense

For the first quarter of 1999, interest expense increased in dollars and as a percentage of net sales by $10.2 million and 50 basis points, respectively, primarily due to additional indebtedness related to the fall 1998 cash purchase of 15 stores and related inventory and accounts receivable from Dillard's.

Income before extraordinary items

Income before extraordinary items for the quarter ended May 1, 1999 totaled $33.7 million, or $.23 per diluted share, compared to income before extraordinary items of $28.1 million, or $.19 per diluted share, for the quarter ended May 2, 1998. The improvement in income over the prior year primarily was due to higher gross margin performance and leverage on SGA.

Extraordinary items

The extraordinary loss for the quarter ended May 1, 1999 related to the February 1999 repurchase of $236 million of outstanding REMIC mortgage certificates. In conjunction with this debt restructuring, the Company incurred charges related to the early extinguishment of debt totaling $9.3 million after tax.

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

When used throughout this Form 10-Q, words such as "believes," "estimates," "plans," "expects," "should," "may," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. Management undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures management makes on related subjects in its reports with the Securities and Exchange Commission.


                        SAKS INCORPORATED

                   PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          27.1  Financial Data Schedule

     (b) Form 8-K Reports.
          The following Form 8-Ks were filed during the quarter ended May 1, 1999:

             Date Filed                Subject
        February 9, 1999   Sales for the month, quarter and year
                           ended January 30, 1999

        February 12, 1999  The Company's issuance and sale of
                           $200 million of 7-3/8% Notes due 2019

        February 18, 1999  The Company's issuance and sale of
                           $200 million of 7-3/8% Notes due 2019

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SAKS INCORPORATED
                                   ______________________________
                                   Registrant


                                   6/14/99
                                   ______________________________
                                   Date

                                   /s/ Douglas E. Coltharp
                                   ______________________________
                                   Douglas E. Coltharp
                                   Executive Vice President and
                                   Chief Financial Officer