Form 10-Q
period 1999-07-31
SAKS INC
filed 1999-09-10
CIK 812900

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                             FORM 10Q

     (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended July 31, 1999
                                OR
     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from ______________ to _______________

                For Quarter Ended:  July 31, 1999
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

Common Stock, $.10 Par Value   144,811,130 shares as of July 31,
1999

                        SAKS INCORPORATED

                              Index

PART I.  FINANCIAL INFORMATION                           Page No.

   Item 1.     Financial Statements (Unaudited)

               Condensed Consolidated Balance
               Sheets -  July 31, 1999, January 30,
               1999, and August 1, 1998 . . . . . . . . . . . . . . .3

               Condensed Consolidated Statements of Income
               - Three Months and Six Months Ended July 31,
               1999 and August 1, 1998. . . . . . . . . . . . . . . .4

               Condensed Consolidated Statements of Cash
               Flows -  Six Months Ended July 31, 1999 and
               August 1, 1998 . . . . . . . . . . . . . . . . . . . .5

               Notes to Condensed Consolidated Financial
               Statements . . . . . . . . . . . . . . . . . . . . . .6

    Item 2.    Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations. . . . . . . . . . . . . . . . 20

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . 25

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26


                             SAKS INCORPORATED and SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollar amounts in thousands)

                                                            July 31,                     August 1,
                                                              1999         January 30,      1998
                                                           (Unaudited)       1999       (Unaudited)
                                                           -----------    ----------    ----------
ASSETS
Current Assets
  Cash and cash equivalents                                    $22,683       $32,752      $31,411
  Retained interest in accounts receivable                     160,816       159,596      137,418
  Merchandise inventories                                    1,516,710     1,406,182    1,369,498
  Other current assets                                          87,373       110,426       82,627
  Deferred income taxes                                         74,094        83,958       72,938
                                                            -----------   -----------  -----------
     Total current assets                                    1,861,676     1,792,914    1,693,892

Property and Equipment, net                                  2,224,033     2,118,555    1,822,735
Goodwill and Intangibles, net                                  582,571       586,297      333,462
Cash Placed in Escrow for Debt Redemption                                    363,753
Deferred Income Taxes                                          236,750       249,816      236,875
Other Assets                                                    67,720        77,646       70,175
                                                            -----------   -----------  -----------
TOTAL ASSETS                                                $4,972,750    $5,188,981   $4,157,139
                                                            ===========   ===========  ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                      $354,175      $360,388     $376,671
  Accrued expenses and other current liabilities               439,011       529,128      367,982
  Current portion of long-term debt                             10,633        15,523       13,642
                                                            -----------   -----------  -----------
      Total current liabilities                                803,819       905,039      758,295



Senior Debt                                                  1,946,928     2,110,395      980,840
Other Long-Term Liabilities                                    160,219       165,972      142,165
Subordinated Debt                                                                         276,000
Shareholders' Equity                                         2,061,784     2,007,575    1,999,839
                                                            -----------   -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $4,972,750    $5,188,981   $4,157,139
                                                            ===========   ===========  ===========

See notes to condensed consolidated financial statements.

                                 SAKS INCORPORATED and SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Dollar amounts in thousands, except per share amounts)

                                                          Three Months Ended          Six Months Ended
                                                      -------------------------  ------------------------
                                                       July 31,     August 1,      July 31,    August 1,
                                                         1999         1998         1999          1998
                                                       ---------    ---------    ---------     ---------
Net sales                                             $1,426,535   $1,283,744   $2,971,056    $2,696,346
Cost of sales                                            912,609      829,140    1,907,002     1,742,154
                                                      -----------  -----------  -----------   -----------
   Gross margin                                          513,926      454,604    1,064,054       954,192

Selling, general and administrative expenses             315,263      301,346      635,686       607,511
Other operating expenses                                 122,137      113,772      248,263       228,956
Store pre-opening costs                                    1,245          626        3,437         2,998
Merger and integration costs                              10,052        3,995       18,449         5,951
Losses from long-lived assets                                           1,858                      1,855
Year 2000 expenses                                         2,485        2,602        3,992         4,127
                                                      -----------  -----------  -----------   -----------
  Operating income                                        62,744       30,405      154,227       102,794
Other income (expense):
  Interest expense                                       (34,312)     (24,498)     (69,288)      (49,292)
  Other income (expense), net                              2,824          626        2,820           754
                                                      -----------  -----------  -----------   -----------
Income before provision for income taxes
    and extraordinary items                               31,256        6,533       87,759        54,256
Provision for income taxes                                12,437        3,551       35,205        23,150
                                                      -----------  -----------  -----------   -----------
Income before extraordinary items                         18,819        2,982       52,554        31,106
Extraordinary loss on extinguishment of
  debt, net of taxes                                        -            (334)      (9,261)         (334)
                                                      -----------  -----------  -----------   -----------
Net income                                               $18,819       $2,648      $43,293       $30,772
                                                      ===========  ===========  ===========   ===========
Basic earnings per common share:
  Income before extraordinary items                        $0.13        $0.02        $0.36         $0.22
  Extraordinary items                                       -             -          (0.06)          -
                                                      -----------  -----------  -----------   -----------
  Net income                                               $0.13        $0.02        $0.30         $0.22
                                                      ===========  ===========  ===========   ===========
Diluted earnings per common share:
  Income before extraordinary items                        $0.13        $0.02        $0.36         $0.21
  Extraordinary items                                       -            -           (0.06)         -
                                                      -----------  -----------  -----------   -----------
  Net income                                               $0.13        $0.02        $0.29         $0.21
                                                      ===========  ===========  ===========   ===========
Weighted average common shares:
  Basic                                                  144,774      142,869      144,600       142,302
  Diluted                                                147,242      146,969      147,453       146,463


See notes to condensed consolidated financial statements.

                SAKS INCORPORATED AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  (Dollar amounts in thousands)

                                                      Six Months Ended
                                                    ---------------------
                                                    July 31,     August 1,
                                                      1999         1998
                                                   ----------    ----------
Operating Activities:
  Net income                                          $43,293      $30,772
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
    Depreciation and amortization                      82,614       71,570
    Losses from long-lived assets                                    1,855
    Extraordinary loss on extinguish-
      ment of debt                                      7,310
    Deferred income taxes                              22,930       16,694
    Change in operating assets and
      liabilities, net                               (184,296)     138,824
                                                     ---------    ---------
  Net Cash (Used In) Provided By
     Operating Activities                             (28,149)     259,715

Investing Activities:
  Purchases of property and equipment,
    net                                              (178,499)    (159,731)
  Proceeds from the sale of assets                                   2,500
  Acquisition of Dillard's and Brody's
    stores                                             (4,053)     (17,676)
                                                     ---------    ---------
  Net Cash Used In Investing Activities              (182,552)    (174,907)

Financing Activities:
  Proceeds from long-term borrowings                  550,000
  Payments on long-term debt and
    capital lease obligations                         (10,416)    (112,932)
  Net repayments under credit and
    receivables facilities                           (472,100)      (9,550)
  Proceeds from issuance of stock                       5,236       18,221
  Release of cash held in escrow for
    debt redemption                                   363,753
  Payment of REMIC certificates                      (235,841)
                                                     ---------    ---------
  Net Cash Provided By (Used In)
    Financing Activities                              200,632     (104,261)

  Decrease In Cash and Cash Equivalents               (10,069)     (19,453)

  Cash and cash equivalents at beginning
    of period                                          32,752       50,864
                                                     ---------    ---------
  Cash and cash equivalents at end of
     period                                           $22,683      $31,411
                                                     =========    =========

See notes to condensed consolidated financial statements.


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. The financial statements include the accounts of Saks Incorporated (the "Company;" formerly Proffitt's, Inc.) and its subsidiaries, including its special purpose receivables financing subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

The accompanying balance sheet at January 30, 1999 has been derived from the audited financial statements at that date.

In conjunction with the Company's acquisition of Saks Holdings, Inc.("SHI"), management restated the Company's financial statements in 1998, as required by pooling of interest accounting, to include the historical results of SHI. In preparing those financial statements in 1998, management changed SHI's classification of several items to conform to the Company's classifications. During this process, management inadvertently classified employee compensation and similar expenses related to store management and store merchandise stock employees as Cost of Sales. These costs should have been classified as Selling, General and Administrative ("SGA") costs. Accordingly, the accompanying results of operations have been restated to reflect the reclassification of $9,710 and $19,266 from Cost of Sales to SGA for the three month and six month periods ended August 1, 1998, respectively. These reclassifications have no effect on previously reported net income and shareholders' equity.


NOTE 2 -- BUSINESS COMBINATIONS

Effective September 17, 1998, Proffitt's, Inc. combined its business with SHI, the holding company of Saks & Company which did business as Saks Fifth Avenue, Off 5th, Folio and Bullock & Jones. The merger has been accounted for as a pooling-of-interests. In conjunction with the merger, Proffitt's, Inc. changed its corporate name to Saks Incorporated.

For the three month and six month periods ended July 31, 1999 and August 1, 1998, the Company incurred certain merger and integration costs ("M&I") related to several prior business combinations, including SHI. These costs, primarily consisting of the consolidation and conversion of redundant systems and administrative operations, were (before income taxes) $10.1 million and $4.0 million, respectively, for the three months ended July 31, 1999 and August 1, 1998 and $18.4 million and $6.0 million, respectively, for the six months ended July 31, 1999 and August 1, 1998.

A reconciliation of the aforementioned costs to the amounts of merger and integration costs remaining unpaid at July 31, 1999 is as follows (in thousands):

Amounts unpaid at January 30, 1999
  related to prior M&I events                         $31,951
M&I costs for the period                               18,449
Amounts paid during the period                        (37,836)
Amounts representing non-cash changes                     -
                                                    ----------
Amounts unpaid at July 31, 1999                       $12,564
                                                    ==========

The components of the aforementioned amounts unpaid are as follows (in thousands):

                                                 July 31,    January 30,
                                                   1999           1999
                                                -----------   -----------
Direct merger costs                                $6,058       $17,530
Severance                                           4,994         6,638
Contractual obligations to be paid within
  one year of merger                                              5,900
Contractual obligations with extended payment
  terms (such as rents on abandoned leases
  and payments on abandoned contracts)                298           348
Other (includes all merger and integration
  efforts)                                          1,214         1,535
                                                 ---------     ---------
Totals                                            $12,564       $31,951
                                                 =========     =========

NOTE 3 -- EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three and six months ended July 31, 1999 and August 1, 1998 are as follows (income and shares in thousands):

                                               For the Three Months Ended    For the Three Months Ended
                                                      July 31, 1999                 August 1, 1998
                                               -------------------------      -------------------------
                                                        Weighted   Per                 Weighted   Per
                                                         Average   Share                Average   Share
                                             Income (a)   Shares   Amount   Income(a)    Shares   Amount
                                              --------  --------  --------   --------  --------  -------
Basic EPS                                      $18,819   144,774   $0.13      $2,982   142,869   $0.02

Effect of dilutive stock options
(based on the treasury stock
method using the average price)                            2,468                         4,100
                                               --------  -------- -------    --------  -------- -------
Diluted EPS                                    $18,819   147,242   $0.13      $2,982   146,969   $0.02
                                               ========  ======== =======    ========  ======== =======

                                              For the Six Months Ended      For the Six Months Ended
                                                    July 31, 1999                 August 1, 1998
                                              -------------------------    -------------------------
                                                         Weighted   Per                Weighted   Per
                                                         Average    Share              Average   Share
                                             Income (a)   Shares   Amount   Income(a)  Shares    Amount
                                              --------  --------  --------   -------- ---------- ------
Basic EPS                                      $52,554   144,600   $0.36     $31,106   142,302   $0.22
Effect of dilutive stock options
(based on the treasury stock
method using the average price)                            2,853                         4,161
                                               --------  -------- -------    --------  -------- -------
Diluted EPS                                    $52,554   147,453   $0.36     $31,106   146,463   $0.21
                                               ========  ======== =======    ========  ======== =======

(a) Income before extraordinary items.

NOTE 4 -- CONTINGENCIES

The Company is involved in several legal proceedings arising in the normal course of business activities, and accruals for losses have been established where appropriate. Management believes that none of these legal proceedings will have an ongoing material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 5 -- SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 provides companies the opportunity to aggregate two or more operating segments into a single operating segment if the segments have similar characteristics. In applying SFAS No. 131, the Company identified three reportable segments, which are as follows: department stores, catalog and furniture stores. The catalog and furniture stores segments represent less than three percent of the Company's total revenues, assets and operating profit. Consistent with its practice in 1998, the three identified segments are combined within the Company's condensed consolidated financial statements.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

 In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended the effective date provisions of SFAS No. 133. The new statement defers application to all fiscal quarters of all fiscal years beginning after June 15, 2000. Thus, SFAS No. 133 will be effective for the Company in the first quarter of 2001, and the Company is in the process of ascertaining the impact this new standard will have on its financial statements.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. Components of the Company's comprehensive income for the year ended January 30, 1999 included the net loss of $0.9 million and a minimum pension liability adjustment of $7.5 million, net of taxes. The Company had no components of comprehensive income for the three month or six month periods ended July 31, 1999 and August 1, 1998 other than net income.

NOTE 7 -- SUBSEQUENT EVENT

In July of 1999, the Board of Directors of the Company authorized a share repurchase of up to five million shares, or approximately
3.5% of the outstanding common stock. As of September 9, 1999, 900,000 shares have been repurchased under the plan.

NOTE 8 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's Senior Notes (which are the subsidiaries of Saks Incorporated with material assets, except for Saks Credit Corporation ("SCC"), Saks Transitional Credit Corporation ("STCC"), National Bank of the Great Lakes ("NBGL"), and SHI real estate financing subsidiaries and related trusts ("REMICs"); and 3) on a combined basis, SCC, STCC, NBGL, and REMICs, the only active non-guarantor subsidiaries of the Senior Notes.

On June 30, 1999, in connection with the Company's restructured accounts receivable securitization program (see Management's Discussion and Analysis, "Liquidity and Capital Resources"), the Company formed SCC and STCC as special purpose entities. These entities replaced Proffitt's Credit Corporation and SFA Finance Company as the Company's special purpose entities.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries.

On January 31, 1999, immediately following the Company's fiscal year end, the Company restructured its legal entity composition. This restructuring changed the composition of Saks Incorporated to include only the operations of a small group of corporate employees and the majority of the Company's long-term debt. The consolidating financial statements presented for the three and six months ended July 31, 1999 reflect this new legal entity composition. The consolidating financial statements presented for the three and six months ended August 1, 1998 reflect the legal entity composition in place at the time. Certain prior year reclassifications to the condensed consolidating financial statements have been made to conform to current year presentation. Borrowings and the related interest expense under Saks Incorporated's revolving credit facility are allocated to Saks Incorporated and the guaranty subsidiaries under arrangements among Saks Incorporated and the subsidiaries.


                                SAKS INCORPORATED
      CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 31, 1999 (Unaudited)
                         (Dollar Amounts In Thousands)

                                                                       Non-
                                                       Guarantor     Guarantor
                                            Saks         Sub-          Sub-                     Consol-
                                         Incorporated  sidiaries     sidiaries  Eliminations    idated
                                          ----------   ----------   ----------   ----------    ----------
ASSETS
Current Assets
  Cash and cash equivalents                             ($15,380)     $38,063                    $22,683
  Retained interest in accounts
    receivable                                                        160,816                    160,816
  Merchandise inventories                              1,516,710                               1,516,710
  Deferred income taxes                                   74,099           (5)                    74,094
  Intercompany borrowings                    $46,033                              ($46,033)
  Other current assets                                    82,336        5,037                     87,373
                                            ---------   ---------    ---------    ---------     ---------
Total Current Assets                          46,033   1,657,765      203,911      (46,033)    1,861,676

Property and Equipment, net                            1,698,803      525,230                  2,224,033
Goodwill and Intangibles, net                            582,571                                 582,571
Other Assets                                              61,462        6,258                     67,720
Deferred Income Taxes                                    236,750                                 236,750
Investment in and Advances to
  Subsidiaries                             3,838,987   1,625,155                (5,464,142)
                                            ---------   ---------    ---------    ---------     ---------
        Total Assets                      $3,885,020  $5,862,506     $735,399  ($5,510,175)   $4,972,750
                                           ==========  ==========   ==========   ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                                $354,175                                $354,175
  Accrued expenses and other current
    liabilities                              $22,618     391,578      $24,815                    439,011
  Intercompany borrowings                                              46,033     ($46,033)
  Current portion of long-term debt                       10,633                                  10,633
                                            ---------   ---------    ---------    ---------     ---------
Total Current Liabilities                     22,618     756,386       70,848      (46,033)      803,819

Senior Debt                                1,785,900     161,028                               1,946,928
Deferred Income Taxes                                     (8,237)       8,237
Other Long-Term Liabilities                   14,718     143,771        1,730                    160,219
Investment By and Advances From Parent                 4,809,558      654,584   (5,464,142)
Shareholders' Equity                       2,061,784                                           2,061,784
                                            ---------   ---------    ---------    ---------     ---------
        Total Liabilities and
           Shareholders' Equity           $3,885,020  $5,862,506     $735,399  ($5,510,175)   $4,972,750
                                           ==========  ==========   ==========   ==========    ==========


                                         SAKS INCORPORATED
                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED JULY 31, 1999 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                       Non-
                                                       Guarantor     Guarantor
                                            Saks         Sub-          Sub-                      Consol-
                                         Incorporated  sidiaries     sidiaries  Eliminations     idated
                                          ----------  ----------    ----------   ----------    ----------
Net sales                                             $1,426,535                              $1,426,535
Costs and expenses
  Cost of sales                                          912,609                                 912,609
  Selling, general and administrative
    expenses                                  $2,481     333,420      $22,556     ($43,194)      315,263
  Other operating expenses                       176     132,244      (10,283)                   122,137
  Store pre-opening costs                                  1,245                                   1,245
  Merger and integration costs                            10,052                                  10,052
  Year 2000 expenses                                       2,485                                   2,485
                                            ---------   ---------    ---------    ---------     ---------
        Operating income (loss)               (2,657)     34,480      (12,273)      43,194        62,744

Other income (expense)
  Finance charge income, net                                           43,194      (43,194)
  Intercompany exchange fees                              (7,612)       7,612
  Intercompany servicer fees                               7,820       (7,820)
  Equity in earnings of subsidiaries          38,535       4,319                   (42,854)
  Interest expense, net                      (31,752)     (2,560)                                (34,312)
  Other income (expense), net                              2,824                                   2,824
                                            ---------   ---------    ---------    ---------     ---------
Income before provision (benefit)
  for income taxes                             4,126      39,271       30,713      (42,854)       31,256
Provision (benefit) for income taxes         (14,693)     15,616       11,514                     12,437
                                            ---------   ---------    ---------    ---------     ---------
Net income                                   $18,819     $23,655      $19,199     ($42,854)      $18,819
                                            =========   =========    =========    =========     =========

                                         SAKS INCORPORATED
                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                         FOR THE SIX MONTHS ENDED JULY 31, 1999 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                       Non-
                                                       Guarantor     Guarantor
                                            Saks         Sub-          Sub-                    Consol-
                                         Incorporated  sidiaries     sidiaries  Eliminations   idated
                                          ----------  ----------    ----------   ----------   ----------
Net sales                                             $2,971,056                              $2,971,056
Costs and expenses
  Cost of sales                                        1,907,002                               1,907,002
  Selling, general and administrative
    expenses                                  $4,895     670,261      $48,083     ($87,553)      635,686
  Other operating expenses                       867     267,960      (20,564)                   248,263
  Store pre-opening costs                                  3,437                                   3,437
  Merger and integration costs                            18,449                                  18,449
  Year 2000 expenses                                       3,992                                   3,992
                                            ---------   ---------    ---------    ---------     ---------
        Operating income (loss)               (5,762)     99,955      (27,519)      87,553       154,227

Other income (expense)
  Finance charge income, net                                           87,553      (87,553)
  Intercompany exchange fees                             (15,796)      15,796
  Intercompany servicer fees                              18,630      (18,630)
  Equity in earnings of subsidiaries          84,855       8,410                   (93,265)
  Interest expense, net                      (62,697)     (5,853)        (738)                   (69,288)
  Other income (expense), net                              2,820                                   2,820
                                            ---------   ---------    ---------    ---------     ---------
Income before provision (benefit) for
  income taxes and extraordinary items        16,396     108,166       56,462      (93,265)       87,759

Provision (benefit) for income taxes         (26,897)     41,103       20,999                     35,205
                                            ---------   ---------    ---------    ---------     ---------
Income before extraordinary items             43,293      67,063       35,463      (93,265)       52,554

Extraordinary items, net of taxes                                      (9,261)                    (9,261)
                                            ---------   ---------    ---------    ---------     ---------
Net income                                   $43,293     $67,063      $26,202     ($93,265)      $43,293
                                            =========   =========    =========    =========     =========

                                         SAKS INCORPORATED
                          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JULY 31, 1999 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                        Non-
                                                        Guarantor     Guarantor
                                            Saks          Sub-          Sub-                    Consol-
                                         Incorporated   sidiaries     sidiaries  Eliminations   idated
                                          ----------   ----------    ----------   ----------   ----------
OPERATING ACTIVITIES
Net income                                   $43,293     $67,063      $26,202     ($93,265)      $43,293
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Equity in earnings of subsidiaries       (84,855)     (8,410)                   93,265
    Depreciation and amortization                         75,644        6,970                     82,614
    Deferred income taxes                                 22,930                                  22,930
    Extraordinary loss on extinguishment
      of debt                                                           7,310                      7,310
    Changes in operating assets and
      liabilities, net                                  (179,315)      (4,981)                  (184,296)
                                             --------    --------     --------     --------      --------
        Net Cash Provided By (Used In)
          Operating Activities               (41,562)    (22,088)      35,501                    (28,149)

INVESTING ACTIVITIES
  Purchases of property and equipment,
    net                                                 (151,733)     (26,766)                  (178,499)
  Acquisition of Dillard's and  Brody's
    stores                                                (4,053)                                 (4,053)
                                             --------    --------     --------     --------      --------
        Net Cash Used In Investing
          Activities                                    (155,786)     (26,766)                  (182,552)

FINANCING ACTIVITIES
  Inter-company borrowings, contributions
    and distributions                        (61,940)   (164,092)      226,032
  Proceeds from long-term borrowings         550,000                                             550,000
  Payments on long-term debt and capital
    lease obligations                                    (10,416)                                (10,416)
  Net repayments under credit
    facilities                              (472,100)                                           (472,100)
  Payment of REMIC certificates                                      (235,841)                  (235,841)
  Release of cash held in escrow for
    debt redemption                                      363,753                                 363,753
  Proceeds from issuance of stock              5,236                                               5,236
                                             --------    --------     --------     --------      --------
        Net Cash Provided By (Used In)
          Financing Activities                21,196     189,245       (9,809)                   200,632

Increase (Decrease) In Cash and Cash
  Equivalents                                (20,366)     11,371       (1,074)                   (10,069)

Cash and cash equivalents at beginning
  of period                                   20,366     (26,751)      39,137                     32,752
                                             --------    --------     --------     --------      --------
Cash and cash equivalents at end
  of period                                             ($15,380)     $38,063                    $22,683
                                            =========   =========    =========    =========     =========

                                  SAKS INCORPORATED
         CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 1, 1998 (Unaudited)
                            (Dollar Amounts In Thousands)

                                                                        Non-
                                                        Guarantor     Guarantor
                                            Saks          Sub-          Sub-                     Consol-
                                         Incorporated   sidiaries     sidiaries  Eliminations    idated
                                          ----------   ----------    ----------   ----------    ----------
ASSETS
Current Assets
  Cash and cash equivalents                  $14,318    ($30,757)     $47,850                    $31,411
  Retained interest in accounts
    receivable                                 1,588         252      135,578                    137,418
  Merchandise inventories                    202,944   1,166,554                               1,369,498
  Deferred income taxes                        6,901      62,626        3,411                     72,938
  Intercompany borrowings                     20,465                              ($20,465)
  Other current assets                        13,237      61,991        7,399                     82,627
                                            ---------   ---------    ---------    ---------     ---------
Total Current Assets                         259,453   1,260,666      194,238      (20,465)    1,693,892

Property and Equipment, net                  195,960   1,049,673      577,102                  1,822,735
Goodwill and Intangibles, net                 19,389     314,073                                 333,462
Other Assets                                   4,127      41,552       24,496                     70,175
Deferred Income Taxes                        (16,291)    253,166                                 236,875
Investment in and Advances to
  Subsidiaries                             1,888,154   1,344,924                (3,233,078)
                                            ---------   ---------    ---------    ---------     ---------
        Total Assets                      $2,350,792  $4,264,054     $795,836  ($3,253,543)   $4,157,139
                                           ==========  ==========   ==========   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                     $54,795    $321,876                                $376,671
  Accrued expenses and other current
    liabilities                               40,736     300,161      $27,085                    367,982
  Intercompany borrowings                                              20,465     ($20,465)
  Current portion of long-term debt              452      13,190                                  13,642
                                            ---------   ---------    ---------    ---------     ---------
Total Current Liabilities                     95,983     635,227       47,550      (20,465)      758,295

Senior Debt                                  242,455     437,544      300,841                    980,840
Other Long-Term Liabilities                   12,515     127,871        1,779                    142,165
Subordinated Debt                                        276,000                                 276,000
Investment by and Advances from Parent                 2,787,412      445,666   (3,233,078)
Shareholders' Equity                       1,999,839                                           1,999,839
                                            ---------   ---------    ---------    ---------     ---------
Total Liabilities and Shareholders'
  Equity                                  $2,350,792  $4,264,054     $795,836  ($3,253,543)   $4,157,139
                                          =========== ===========  ===========  ===========   ===========

                                         SAKS INCORPORATED
                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED AUGUST 1, 1998 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                      Non-
                                                       Guarantor    Guarantor
                                            Saks        Sub-          Sub-                     Consol-
                                         Incorporated sidiaries     sidiaries  Eliminations    idated
                                          ----------  ----------   ----------   ----------    ----------
Net sales                                   $163,524  $1,120,220                              $1,283,744
Costs and expenses
  Cost of sales                              104,023     725,117                                 829,140
  Selling, general and administra-
    tive expenses                             34,217     282,767      $20,736     ($36,374)      301,346
  Other operating expenses                    13,970     109,202       (9,400)                   113,772
  Store pre-opening costs                        162         464                                     626
  Merger and integration costs                 2,528       1,467                                   3,995
  Losses from long-lived assets                  359       1,499                                   1,858
  Year 2000 expenses                             553       2,049                                   2,602
                                             --------    --------     --------     --------      --------
        Operating income (loss)                7,712      (2,345)     (11,336)      36,374        30,405

Other income (expense)
  Finance charge income, net                                           36,374      (36,374)
  Intercompany exchange fees                  (1,197)     (4,589)       5,786
  Intercompany servicer fees                               6,701       (6,701)
  Equity in earnings of subsidiaries            (723)      6,281                    (5,558)
  Interest expense, net                       (1,744)    (15,464)      (7,290)                   (24,498)
  Other income (expense), net                   (102)        728                                     626
                                             --------    --------     --------     --------      --------
Income  (loss) before provision
  (benefit) for income taxes and
   extraordinary items                         3,946      (8,688)      16,833       (5,558)        6,533

Provision (benefit) for income taxes           1,298      (3,858)       6,111                      3,551
                                             --------    --------     --------     --------      --------
Income (loss) before extraordinary
  items                                        2,648      (4,830)      10,722       (5,558)        2,982

Extraordinary items, net of taxes                           (334)                                   (334)
                                             --------    --------     --------     --------      --------
Net income (loss)                             $2,648     ($5,164)     $10,722      ($5,558)       $2,648
                                            =========   =========    =========    =========     =========

                                         SAKS INCORPORATED
                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                         FOR THE SIX MONTHS ENDED AUGUST 1, 1998 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                    Non-
                                                       Guarantor   Guarantor
                                            Saks        Sub-        Sub-                     Consol-
                                         Incorporated sidiaries   sidiaries   Eliminations    idated
                                          ----------  ----------  ----------   ----------    ----------
Net sales                                   $337,832  $2,358,514                              $2,696,346
Costs and expenses
  Cost of sales                              218,829   1,523,325                               1,742,154
  Selling, general and administrative
    expenses                                  70,571     568,368      $44,049     ($75,477)      607,511
  Other operating expenses                    27,808     219,163      (18,015)                   228,956
  Store pre-opening costs                        624       2,374                                   2,998
  Merger and integration costs                 3,947       2,004                                   5,951
  Losses from long-lived assets                  356       1,499                                   1,855
  Year 2000 expenses                             884       3,243                                   4,127
                                            ---------   ---------    ---------    ---------     ---------
        Operating income (loss)               14,813      38,538      (26,034)      75,477       102,794

Other income (expense)
  Finance charge income, net                                           75,477      (75,477)
  Intercompany exchange fees                  (2,731)    (12,579)      15,310
  Intercompany servicer fees                              12,940      (12,940)
  Equity in earnings of subsidiaries          24,446      13,113                   (37,559)
  Interest expense, net                       (2,967)    (29,902)     (16,423)                   (49,292)
  Other income (expense), net                      4         750                                     754
                                            ---------   ---------    ---------    ---------     ---------
Income before provision for income
   taxes and extraordinary items              33,565      22,860       35,390      (37,559)       54,256

Provision for income taxes                     2,793       7,558       12,799                     23,150
                                            ---------   ---------    ---------    ---------     ---------
Income before extraordinary items             30,772      15,302       21,591      (37,559)       31,106
Extraordinary items, net of taxes                           (334)                                   (334)
                                            ---------   ---------    ---------    ---------     ---------
Net income                                   $30,772     $14,968      $22,591     ($37,559)      $30,772
                                            =========   =========    =========    =========     =========

                                         SAKS INCORPORATED
                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED AUGUST 1, 1998 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                        Non-
                                                       Guarantor     Guarantor
                                            Saks          Sub-          Sub-                     Consol-
                                         Incorporated  sidiaries     sidiaries  Eliminations     idated
                                          ----------   ----------   ----------   ----------    ----------
OPERATING ACTIVITIES
Net income                                   $30,772     $14,968      $22,591     ($37,559)      $30,772
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Equity in earnings of subsidiaries         (24,446)    (13,113)                   37,559
  Depreciation and amortization                6,898      55,153        9,519                     71,570
  Deferred income taxes                        7,504       8,299          891                     16,694
  Losses from long-lived assets                  356       1,499                                   1,855
  Changes in operating assets and
    liabilities, net                         (22,190)   (115,153)     276,167                    138,824
                                            ---------   ---------    ---------    ---------     ---------
        Net Cash Provided By (Used In)
          Operating Activities                (1,106)    (48,347)     309,168                    259,715

INVESTING ACTIVITIES
  Purchases of property and equipment,
    net                                      (18,226)   (134,949)      (6,556)                  (159,731)
  Proceeds from sale of assets                 2,500                                               2,500
  Acquisition of Brody's stores              (17,676)                                            (17,676)
                                            ---------   ---------    ---------    ---------     ---------
        Net Cash Used In Investing
          Activities                         (33,402)   (134,949)      (6,556)                  (174,907)

FINANCING ACTIVITIES
  Inter-company borrowings, contri-
    butions and distributions                114,090      55,725     (169,815)
  Payments on long-term debt and
    capital lease obligations                (98,027)    (14,905)                               (112,932)
  Net repayments under credit and
    receivables facilities                               115,450     (125,000)                    (9,550)

  Proceeds from issuance of stock             17,358         863                                  18,221
                                            ---------   ---------    ---------    ---------     ---------
        Net Cash Provided By (Used In)
          Financing Activities                33,421     157,133     (294,815)                  (104,261)

Increase (Decrease) In Cash and
  Cash Equivalents                            (1,087)    (26,163)       7,797                    (19,453)

Cash and cash equivalents at beginning
  of period                                   15,405      (4,594)      40,053                     50,864
                                            ---------   ---------    ---------    ---------     ---------
Cash and cash equivalents at end
  of period                                  $14,318    ($30,757)     $47,850                    $31,411
                                            =========   =========    =========    =========     =========

                                         SAKS INCORPORATED
                     CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 30, 1999
                                   (Dollar Amounts In Thousands)

                                                                       Non-
                                                       Guarantor     Guarantor
                                            Saks         Sub-          Sub-                      Consol-
                                         Incorporated  sidiaries     sidiaries  Eliminations      idated
                                          ----------   ----------   ----------   ----------     ----------
ASSETS
Current Assets
  Cash and cash equivalents                  $20,366    ($26,751)     $39,137                    $32,752
  Retained interest in accounts
    receivable                                    54         220      159,322                    159,596
  Merchandise inventories                    221,585   1,184,597                               1,406,182
  Deferred income taxes                       (3,217)     87,175                                  83,958
  Intercompany borrowings                     11,070                              ($11,070)
  Other current assets                        19,471      90,810          145                    110,426
                                            ---------   ---------    ---------    ---------     ---------
Total Current Assets                         269,329   1,336,051      198,604      (11,070)    1,792,914

Property and Equipment, net                  342,355   1,270,766      505,434                  2,118,555
Goodwill and Intangibles, net                125,717     460,580                                 586,297
Other Assets                                   1,196      55,592       20,858                     77,646
Deferred Income Taxes                                    249,816                                 249,816
Cash Placed in Escrow for Debt
  Redemption                                             363,753                                 363,753
Investment in and Advances to
  Subsidiaries                             3,112,552   1,350,621                (4,463,173)
                                            ---------   ---------    ---------    ---------     ---------
        Total Assets                      $3,851,149  $5,087,179     $724,896  ($4,474,243)   $5,188,981
                                           ==========  ==========   ==========   ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                     $48,768    $311,620                                $360,388
  Accrued expenses and other
    current liabilities                       39,118     452,000      $38,010                    529,128
  Intercompany borrowings                                              11,070     ($11,070)
  Current portion of long-term debt              452      15,071                                  15,523
                                            ---------   ---------    ---------    ---------     ---------
Total Current Liabilities                     88,338     778,691       49,080      (11,070)      905,039

Senior Debt                                1,709,093     165,461      235,841                  2,110,395
Deferred Income Taxes                         18,893     (27,045)       8,152
Other Long-Term Liabilities                   27,250     136,992        1,730                    165,972
Investment by and Advances from Parent                 4,033,080      430,093   (4,463,173)
Shareholders' Equity                       2,007,575                                           2,007,575
                                            ---------   ---------    ---------    ---------     ---------
        Total Liabilities and
          Shareholders' Equity            $3,851,149  $5,087,179     $724,896  ($4,474,243)   $5,188,981
                                           ==========  ==========   ==========   ==========    ==========


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable, inventory, accounts payable and debt balances fluctuated throughout the year due to the seasonal nature of the retail industry.

Merchandise inventory and property and equipment balances at July
31, 1999 increased over August 1, 1998 balances primarily due to new store locations opened during the last 12 months, as well as the acquisition of 15 stores from Dillard's in October and December 1998.

Goodwill and intangibles at July 31, 1999 increased over August
1, 1998 balances primarily due to the goodwill and intangibles associated with the acquisition of the 15 stores from Dillard's.

Senior debt at July 31, 1999 increased over senior debt at August
1, 1998 primarily due to borrowings related to the acquisition of the 15 stores from Dillard's and related working capital requirements for these stores.

In conjunction with the SHI merger and the acquisition of the Dillard's stores, the Company initiated a series of refinancing activities between September 1998 and July 1999 that were designed to provide appropriate debt maturities and increase overall liquidity.

Included within the Company's senior debt are real estate and mortgage notes. The July 31, 1999 real estate and mortgage notes balance declined from the August 1, 1998 balance by $320 million primarily due to the repurchase of $65 million and $236 million of outstanding REMIC mortgage certificates in September 1998 and February 1999, respectively.

Also included within the Company's senior debt are senior notes payable. The July 31, 1999 notes payable balance increased by $1.5 billion from the August 1, 1998 balance due to the November and December 1998 issuance of $1.1 billion in senior notes and the February and July 1999 issuances of $200 million and $350 million in senior notes, respectively, all with maturities ranging from 2004 to 2019 and interest rates between 7% and 8-1/4%, offset by the September 1998 tender of the Company's $125 million 8.125% senior notes. The Company entered into an interest rate swap in connection with the July 1999 $350 million senior note issuance, which swaps a fixed rate with a variable interest rate.

At July 31, 1999, the Company had total debt outstanding of approximately $1.96 billion. At that time, the Company had an additional $1.1 billion available to borrow under its existing credit facilities of which $600 million expired in 2003 and $500 million expired September 1999. The Company reduced its 364 day revolving credit facility in March 1999 from $750 million to $500 million. On August 26, 1999, subsequent to the end of the fiscal quarter, the Company replaced its existing $500 million 364 day revolving credit facility with a new $250 million 364 day facility maturing August 2000.

At July 31, 1999, subordinated debt decreased from the balance at August 1, 1998 due to the fourth quarter 1998 repurchase of $274 million of SHI's 5-1/2% Convertible Subordinated Notes due September 2006. The Company's acquisition of SHI triggered a change in control provision in the notes that required the Company to repurchase at par plus accrued interest any notes tendered to it.

On June 30, 1999, as a result of the acquisition of SHI, the Company terminated SHI's accounts receivable securitization facility and sold the SHI receivables through the Company's accounts receivable securitization facilities. The Company's credit card bank, National Bank of the Great Lakes, sells an undivided interest in its accounts receivable to SCC which sells the receivables to Saks Credit Card Master Trust ("SCCMT"). At July 31, 1999, the Company had $497 million in fixed rate term certificates outstanding, $401 million in floating rate term certificates outstanding and $111 million outstanding under its variable funding certificates.

RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
ENDED JULY 31, 1999

The following table shows for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not foot due to rounding).

                                      Three Months Ended     Six Months Ended
                                      ------------------   --------------------
                                      7/31/99    8/1/98     7/31/99     8/1/98
                                      -------    -------    -------    --------
Net sales                              100.0%    100.0%      100.0%     100.0%
Costs and expenses:
  Cost of sales                         64.0      64.6        64.2       64.6
  Selling, general & admin-
    istrative expenses                  22.1      23.5        21.4       22.5
  Other operating expenses               8.6       8.9         8.3        8.5
  Store pre-opening costs                0.1       0.0         0.1        0.1
  Merger and integration costs           0.7       0.3         0.6        0.2
  Losses from long-lived assets          0.0       0.1         0.0        0.1
  Year 2000 expenses                     0.2       0.2         0.1        0.2
                                        -----     -----       -----      -----
    Operating income                     4.4       2.4         5.2        3.8
Other income (expense):
  Interest expense                      (2.4)     (1.9)       (2.3)      (1.8)
  Other income (expense), net            0.2       0.0         0.1        0.0
                                        -----     -----       -----      -----
Income before provision for income
  taxes and extraordinary items          2.2       0.5         3.0        2.0
  Provision for income taxes             0.9       0.3         1.2        0.9
                                        -----     -----       -----      -----
Income before extraordinary items        1.3       0.2         1.8        1.1
Extraordinary loss, net of taxes        (0.0)     (0.0)       (0.3)      (0.0)
                                        -----     -----       -----      -----
NET INCOME                               1.3%      0.2%        1.5%       1.1%
                                        =====     =====       =====      =====


Net sales

For the three months ended July 31, 1999, total Company sales were $1.43 billion, an 11% increase over $1.28 billion in the prior year. For the six months ended July 31, 1999, total Company sales were $2.97 billion, a 10% increase over $2.70 billion in the prior year. The sales increase for the quarter and six months was primarily attributable to additional sales from new stores opened, the Dillard's stores acquired in October and December 1998, and a comparable store sales increase of 4% for the quarter and 3% on a year to date basis.

Gross margin

For the three months and six months ended July 31, 1999, the Company's gross margin percentage increased 60 and 40 basis points, respectively, over the prior year. This improvement reflected reduced levels of clearance merchandise, continued efficiencies in distribution and logistics, increased penetration of higher margin proprietary brand merchandise and the conversion of the shoe departments at the Carson Pirie Scott stores from leased to owned.

Selling, general and administrative expenses ("SGA")

SGA decreased as a percentage of net sales for the three months and six months ended July 31, 1999 by 140 and 110 basis points, respectively. This expense leverage primarily resulted from targeted cost reductions related to each of the Company's completed business combinations and certain productivity efficiencies.

Merger and integration costs ("M&I")

The Company incurred certain M&I costs totaling $10.1 million, or 0.7% of net sales, for the three months ended July 31, 1999 and $18.4 million, or 0.6% of net sales, for the six months ended July 31, 1999 primarily related to the Company's integration of SHI. These charges were primarily related to costs incurred in the conversion and consolidation of systems and administrative operations.

Year 2000  expenses ("Y2K")

The Company's Y2K compliance project began in 1997. From commencement of the Y2K project through July 31, 1999, the Company's Y2K expenses have totaled $21.0 million. Company management anticipates that additional Y2K expenses will total approximately $2.5 million for the balance of 1999. The Company's significant systems became Y2K compliant in September 1999. Testing for a majority of the Company's systems has been completed; however, the Company plans to continue its system testing into the fourth quarter of 1999. The costs of the project and the date on which the Company plans to complete modifications are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and representations and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. For complete disclosure of the Company's Y2K issues, refer to "Management's Discussion and Analysis" contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended January 30, 1999.

Interest expense

For the three months ended July 31, 1999, interest expense increased in dollars and as a percentage of net sales by $9.8 million and 50 basis points, respectively. For the six months ended July 31, 1999, interest expense increased in dollars and as a percentage of net sales by $20.0 million and 50 basis points, respectively. The increase was primarily due to additional indebtedness related to the fall 1998 cash purchase of 15 stores and related inventory and accounts receivable from Dillard's.

Income before extraordinary items

Income before extraordinary items for the three months ended July 31, 1999 totaled $18.8 million, or $.13 per diluted share, compared to income before extraordinary items of $3.0 million, or $.02 per diluted share, for the three months ended August 1, 1998. Income before extraordinary items for the six months ended July 31, 1999 totaled $52.6 million, or $.36 per diluted share, compared to income before extraordinary items of $31.1 million, or $.21 per diluted share, for the six months ended August 1, 1998. The improvement in income over the prior year primarily was due to higher gross margin performance and leverage on SGA.

Extraordinary item

The extraordinary loss for the six months ended July 31, 1999 related to the February 1999 repurchase of $236 million of outstanding REMIC mortgage certificates. In conjunction with this debt restructuring, the Company incurred charges related to the early extinguishment of debt totaling $9.3 million after taxes.

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

The forward-looking information and statements are based on a series of projections and estimates and involve certain risks and uncertainties. Potential risks and uncertainties include such factors as the level of consumer spending for apparel and other merchandise carried by the Company; the competitive pricing environment within the department and specialty store industries; the effectiveness of planned advertising, marketing and promotional campaigns; appropriate inventory management; realization of planned synergies; effective cost containment; and solution of Year 2000 systems issues by the Company and its suppliers. For additional information regarding these and other risk factors, please refer to the Company's public filings with the Securities and Exchange Commission, which may be accessed via EDGAR through the Internet at www.sec.gov.

Management undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures management makes on related subjects in its reports with the Securities and Exchange Commission and in its press releases.


                        SAKS INCORPORATED

                   PART II.  OTHER INFORMATION

Item 6. Exhibits.

     (a)  Exhibits.

          10.1 Fifth Amended and Restated Employment Agreement between R. Brad Martin, Chairman and Chief
                 Executive Officer, and Saks Incorporated

          10.2 Credit Agreement among Saks Incorporated, Bank of America, N.A. as Agent, several Banks as Agents, and several Banks as Lenders, dated as of August 26, 1999

          10.3 Second Amended and Restated Credit Agreement among Saks Incorporated, Bank of America, N.A. as Agent, several other Banks as Agents, and several Banks as Lenders, dated as of August 26, 1999

          27.1   Financial Data Schedule

     (b)  Form 8-K Reports.

          Date Filed          Subject
          ----------          -------
          July 23, 1999       The Company's issuance an sale of
                              $350 million of 7% Notes due 2004


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   SAKS INCORPORATED
                              ______________________________
                                        Registrant


                                   September 10, 1999
                              ______________________________
                                          Date

                                   /s/ Douglas E. Coltharp
                              ______________________________
                                    Douglas E. Coltharp
                              Executive Vice President and
                                 Chief Financial Officer


                           EXHIBIT LIST
Exhibit
No.       Document                                           Page
-------   -----------                                        ----

10.1 Fifth Amended and Restated Employment Agreement between R. Brad Martin, Chairman and Chief
          Executive Officer, and Saks Incorporated

10.2      Credit Agreement among Saks Incorporated, Bank of
          America, N.A. as Agent, several Banks as Agents, and several Banks as Lenders, dated as of August
          26, 1999

10.3      Second Amended and Restated Credit Agreement among
          Saks Incorporated, Bank of America, N.A. as Agent, several other Banks as Agents, and several Banks as Lenders, dated as of August 26, 1999

27.1      Financial Data Schedule