Form 10-Q
period 1999-10-30
SAKS INC
filed 1999-12-14
CIK 812900

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 1999
                                    OR
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from        to

                    For Quarter Ended: October 30, 1999
                     Commission File Number:  1-13113

           Exact name of registrant as specified in its charter:

               SAKS INCORPORATED (formerly PROFFITT'S, INC.)

                    State of Incorporation:  Tennessee
             I.R.S.Employer Identification Number: 62-0331040

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

Common Stock, $.10 Par Value - 143,816,034 shares as of October 30, 1999

                             SAKS INCORPORATED

                                   Index

PART I.  FINANCIAL INFORMATION                                     Page No.
                                                                  ---------
  Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets - October 30, 1999, January
     30, 1999, and October 31, 1998                                       3

     Condensed Consolidated Statements of Income - Three Months and Nine
     Months Ended October 30, 1999 and October 31, 1998                   4

     Condensed Consolidated Statements of Cash Flows - Nine Months Ended
     October 30, 1999 and October 31, 1998                                5

     Notes to Condensed Consolidated Financial Statements                 6

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 20

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                              27

SIGNATURES                                                               28

                    SAKS INCORPORATED and SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollar amounts in thousands)

                                      October 30,                  October 31,
                                        1999         January 30,      1998
                                      (Unaudited)       1999      (Unaudited)
                                      ----------     ----------    ----------
ASSETS
Current Assets
  Cash and cash equivalents             $20,949        $32,752       $3,937
  Retained interest in accounts
    receivable                          172,334        159,596      182,898
  Merchandise inventories             1,872,257      1,406,182    1,768,242
  Other current assets                   87,358        110,426       77,301
  Deferred income taxes                  65,807         83,958       18,648
                                      ----------     ----------   ----------
    Total current assets              2,218,705      1,792,914    2,051,026

Property and Equipment, net           2,300,596      2,118,555    2,061,741
Goodwill and Intangibles, net           577,420        586,297      518,275
Cash Placed in Escrow for Debt
  Redemption                               -           363,753         -
Deferred Income Taxes                   259,498        249,816      339,000
Other Assets                             64,251         77,646       73,376
                                      ----------     ----------   ----------
TOTAL ASSETS                         $5,420,470     $5,188,981   $5,043,418

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable               $596,674       $360,388     $546,752
  Accrued expenses and other
    current liabilities                 495,620        529,128      484,437
  Current portion of long-term debt       8,663         15,523       12,632
                                      ----------     ----------   ----------
    Total current liabilities         1,100,957        905,039    1,043,821

Senior Debt                           2,090,011      2,110,395    1,692,538
Other Long-Term Liabilities             157,744        165,972      148,421
Subordinated Debt                          -              -         276,000
                                      ----------     ----------   ----------
    Total liabilities                 3,348,712      3,181,406    3,160,780

Common Equity Put Options                 8,875           -            -

Shareholders' Equity                  2,062,883      2,007,575    1,882,638
                                      ----------     ----------   ----------
TOTAL LIABILITIES AND SHARE-
  HOLDERS' EQUITY                    $5,420,470     $5,188,981   $5,043,418
                                     ===========    ===========  ===========

         See notes to condensed consolidated financial statements.

                    SAKS INCORPORATED and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Dollar amounts in thousands, except per share amounts)

                                Three Months Ended        Nine Months Ended
                                -------------------      -------------------
                              October 30,  October 31, October 30,   October 31,
                                 1999        1998        1999           1998
                                ------      ------      ------         ------
Net sales                     $1,599,171  $1,472,817  $4,570,227    $4,169,163
Cost of sales                  1,012,361     978,613   2,919,363     2,720,767
                               ----------  ----------  ----------    ----------
  Gross margin                   586,810     494,204   1,650,864     1,448,396

Selling, general and
  administrative expenses        354,584     356,103     990,270       963,614
Other operating expenses         138,972     124,134     387,235       353,090
Store pre-opening costs            7,268       3,130      10,705         6,128
Merger and integration costs       8,305      92,778      26,754        98,729
Year 2000 expenses                   531         951       4,523         5,078
Losses from long-lived
  assets and closures              1,903      17,096       1,903        18,950
                               ----------  ----------  ----------    ----------
  Operating income (loss)         75,247     (99,988)    229,474         2,807
Other income (expense):
  Interest expense               (33,847)    (27,133)   (103,135)      (76,425)
  Other income (expense),
    net                               78     (18,407)      2,898       (17,653)
                               ----------  ----------  ----------    ----------
Income (loss) before pro-
  vision (benefit) for
  income taxes and extra-
  ordinary items                  41,478    (145,528)    129,237       (91,271)
Provision (benefit) for
  income taxes                    15,578     (39,374)     50,783       (16,223)
                               ----------  ----------  ----------    ----------
Income (loss) before extra-
  ordinary items                  25,900    (106,154)     78,454       (75,048)
Extraordinary loss on
  extinguishment of debt,
  net of taxes                       -       (21,556)     (9,261)      (21,890)
                               ----------  ----------  ----------    ----------
Net income (loss)                $25,900   $(127,710)    $69,193      $(96,938)
                               ==========  ==========  ==========    ==========

Basic earnings per common share:
  Income (loss) before
    extraordinary items             $0.18     $(0.74)      $0.54        $(0.53)
  Extraordinary items                -         (0.15)      (0.06)        (0.15)
                               ----------  ----------  ----------    ----------
  Net income (loss)                $0.18      $(0.89)      $0.48        $(0.68)
                               ==========  ==========  ==========    ==========
Diluted earnings per common share:
  Income (loss) before
    extraordinary items            $0.18      $(0.74)      $0.53        $(0.53)
  Extraordinary items                -         (0.15)      (0.06)        (0.15)
                               ----------  ----------  ----------    ----------
  Net income (loss)                $0.18      $(0.89)      $0.47        $(0.68)
                               ==========  ==========  ==========    ==========
Weighted average common shares:
  Basic                          144,139     143,289     144,446       142,631
  Diluted                        145,154     143,289     146,686       142,631

             See notes to condensed consolidated financial statements.

                    SAKS INCORPORATED AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       (Dollar amounts in thousands)

                                                       Nine Months Ended
                                                   ---------------------------
                                                     October 30,  October 31,
                                                       1999          1998
                                                    ----------    ----------
Operating Activities:
  Net income (loss)                                   $69,193      $(96,938)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                     132,932       111,434
    Losses from long-lived assets and closures          1,903        43,951
    Extraordinary loss on extinguishment of debt        7,310         8,781
    Deferred income taxes                               8,469       (27,986)
    Change in operating assets and liabilities,
      net                                            (253,051)       88,256
                                                     ---------     ---------
  Net Cash Provided By (Used In) Operating
    Activities                                        (33,244)      127,498

Investing Activities:
  Purchases of property and equipment, net           (320,427)     (300,488)
  Proceeds from the sale of assets                     22,514         2,500
  Acquisition of Dillard's and Brody's stores          (4,500)     (484,076)
                                                     ---------     ---------
  Net Cash Used In Investing Activities              (302,413)     (782,064)

Financing Activities:
  Proceeds from long-term borrowings                  550,000     1,081,800
  Payments on long-term debt and capital lease
    obligations                                       (14,701)     (235,538)
  Net repayments under credit and receivables
    facilities                                       (326,700)     (261,750)
  Repurchase and retirement of common stock           (18,745)         (474)
  Proceeds from issuance of common stock and
    put options                                         6,088        23,601
  Release of cash held in escrow for debt
    redemption                                        363,753          -
  Payment of REMIC certificates                      (235,841)         -
                                                     ---------     ---------
  Net Cash Provided By Financing Activities           323,854       607,639

  Decrease In Cash and Cash Equivalents               (11,803)      (46,927)

  Cash and cash equivalents at beginning of
    period                                             32,752        50,864
                                                     ---------     ---------
  Cash and cash equivalents at end of period          $20,949        $3,937
                                                     =========     =========

         See notes to condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000. The financial statements include the accounts of Saks Incorporated (the "Company;" formerly Proffitt's, Inc.) and its subsidiaries. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

The accompanying balance sheet at January 30, 1999 has been derived from the audited financial statements at that date.

In conjunction with the Company's acquisition of Saks Holdings, Inc. ("SHI"), management adjusted the Company's financial statements in 1998, as required by pooling of interest accounting, to include the historical results of SHI. In preparing those financial statements in 1998, management changed SHI's classification of several items to conform to the Company's classifications. During this process, management inadvertently classified employee compensation and similar expenses related to store management and store merchandise stock employees as Cost of Sales. These costs should have been classified as Selling, General and Administrative ("SGA") costs.
Accordingly, the accompanying condensed consolidated statements of income have been revised to reflect the reclassification of $10,156 and $29,422 from Cost of Sales to SGA for the three month and nine month periods ended October 31, 1998, respectively. These reclassifications have no effect on previously reported net income and shareholders' equity.

NOTE 2 -- BUSINESS COMBINATIONS

Effective September 17, 1998, Proffitt's, Inc. combined its business with SHI, the holding company of Saks & Company which did business as Saks Fifth Avenue, Off 5th, Folio and Bullock & Jones. The merger has been accounted for as a pooling-of-interests. In conjunction with the merger, Proffitt's, Inc. changed its corporate name to Saks Incorporated.

For the three month and nine month periods ended October 30, 1999 and October 31, 1998, the Company incurred certain merger and integration costs ("M&I") related to several prior business combinations, including SHI. The costs were (before income taxes) $8.3 million and $92.8 million, respectively, for the three months ended October 30, 1999 and October 31, 1998 and $26.8 million and $98.7 million, respectively, for the nine months ended October 30, 1999 and October 31, 1998. The costs for 1999 primarily consisted of the consolidation and conversion of redundant systems and administrative operations. The costs for 1998 were primarily comprised of the initial abandonment of assets and professional fees associated with the SHI acquisition.

A reconciliation of the aforementioned costs to the amounts of merger and integration costs remaining unpaid at October 30, 1999 is as follows (in thousands):

Amounts unpaid at January 30, 1999
  related to prior M&I events                             $  31,951
M&I costs for the period                                     26,754
Amounts paid during the period                              (48,553)
Amounts representing non-cash changes                           -
                                                          ----------
Amounts unpaid at October 30, 1999                        $  10,152
                                                          ==========

The components of the aforementioned amounts unpaid are as follows (in thousands):

                                                       October 30,  January 30,
                                                          1999          1999
                                                        --------     --------


Direct merger costs                                     $ 6,058       $17,530
Severance                                                 2,577         6,638
Contractual obligations to be paid within one
  year of merger                                             -          5,900
Contractual obligations with extended
  payment terms (such as rents on abandoned
  leases and payments on abandoned contracts)               273           348
Other (includes all merger and integration efforts)       1,244         1,535
                                                         -------       -------
Total                                                   $10,152       $31,951
                                                        ========      ========

NOTE 3 -- EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three and nine months ended October 30, 1999 and October 31, 1998 are as follows (income and shares in thousands):


                                       For the Three Months Ended       For the Three Months Ended
                                            October 30, 1999                October 31, 1998
                                        ------------------------        ------------------------
                                                Weighted      Per                 Weighted         Per
                                                 Average     Share      Income    Average         Share
                                     Income(a)   Shares      Amount   (loss)(a)    Shares        Amount
                                      -------   -------    -------      -------   -------        -------
Basic EPS                             $25,900   144,139      $0.18   $(106,154)   143,289        $(0.74)
Effect of dilutive stock options
  (based on the treasury stock
  method using the average price)                 1,015                               -
                                       -------   -------   -------       -------   -------       -------
Diluted EPS                           $25,900   145,154      $0.18    $(106,154)  143,289        $(0.74)
                                      ========  ========   =======     =========  ========      ========

                                        For the Nine Months Ended      For the Nine Months Ended
                                            October 30, 1999                October 31, 1998
                                        ------------------------        ------------------------
                                                Weighted      Per                 Weighted        Per
                                                 Average     Share      Income    Average        Share
                                     Income(a)   Shares      Amount   (loss)(a)    Shares        Amount
                                      -------   -------    -------      -------  -------         -------
Basic EPS                             $78,454   144,446      $0.54    $(75,048)   142,631        $(0.53)
Effect of dilutive stock options
  (based on the treasury stock
  method using the average price)                 2,240                               -
                                       -------   -------   -------       -------   -------       -------
Diluted EPS                           $78,454    146,686     $0.53     $(75,048)   142,631       $(0.53)
                                      ========  ========   =======     =========  ========      ========

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

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended the effective date provisions of SFAS No.
133. The new statement defers application to all fiscal quarters of all fiscal years beginning after June 15, 2000. Thus, SFAS No. 133 will be effective for the Company in the first quarter of fiscal year 2001, and the Company is in the process of ascertaining the impact this new standard will have on its financial statements.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. Components of the Company's comprehensive income for the year ended January 30, 1999 included the net loss of $0.9 million and a minimum pension liability adjustment of $7.5 million, net of taxes. The Company had no changes to the components of comprehensive income for the three month or nine month periods ended October 30, 1999 and October 31, 1998 other than net income.

NOTE 7 - SHARE REPURCHASES

In July 1999, the Board of Directors of the Company authorized a share repurchase program for up to five million shares, or approximately 3.5% of the outstanding common stock. As of October 30, 1999, 1,100,000 shares had been repurchased under the program for an aggregate amount of $18.7 million. Also outstanding at the end of the third quarter were common equity put options written by the Company on 500,000 shares at an exercise price of $17.75 per share that were exercised in late November and early December of 1999.

NOTE 8 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's Senior Notes (which are the subsidiaries of Saks Incorporated with material assets, except for Saks Credit Corporation ("SCC"), Saks Transitional Credit Corporation ("STCC"), National Bank of the Great Lakes ("NBGL"), and SHI real estate financing subsidiaries and related trusts ("REMICs"); and 3) on a combined basis, SCC, STCC, NBGL, and REMICs, the only active subsidiaries that do not guarantee the Senior Notes.

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

On January 31, 1999, immediately following the Company's fiscal year end, the Company restructured its legal entity composition. This restructuring changed the composition of Saks Incorporated to include only the operations of a small group of corporate employees and the majority of the Company's long-term debt. The consolidating financial statements presented for the three and nine months ended October 30, 1999 reflect this new legal entity composition. The consolidating financial statements presented for the three and nine months ended October 31, 1998 reflect the legal entity composition in place at the time. Certain prior year reclassifications to the condensed consolidating financial statements have been made to conform to current year presentation. Borrowings and the related interest expense under Saks Incorporated's revolving credit facility are allocated to Saks Incorporated and the guarantor subsidiaries under arrangements among Saks Incorporated and the subsidiaries.

                                         SAKS INCORPORATED
               CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 30, 1999 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                    Non-
                                           Saks      Guarantor    Guarantor
                                          Incorp-     Subsid-      Subsid-     Elimin-     Consol-
                                          orated      iaries       iaries       ations     idated
                                         ---------   ---------    ---------    ---------  ---------
Current Assets
  Cash and cash equivalents                          ($6,518)       27,467                  $20,949
  Retained interest in accounts
    receivable                                                     172,334                  172,334
  Merchandise inventories                           1,872,257                             1,872,257
  Deferred income taxes                                65,812           (5)                  65,807
  Intercompany borrowings                  $4,786                               ($4,786)
  Other current assets                                 84,298        3,060                   87,358
                                          --------    --------     --------     --------    --------
Total Current Assets                        4,786   2,015,849      202,856       (4,786)  2,218,705

Property and Equipment, net                         1,759,978      540,618                2,300,596
Goodwill and Intangibles, net                         577,420                               577,420
Other Assets                                           58,369        5,882                   64,251
Deferred Income Taxes                                 259,498                               259,498
Investment in and Advances to
   Subsidiaries                         4,057,895   1,625,928                (5,683,823)
                                          --------    --------     --------     --------    --------
 Total Assets                          $4,062,681  $6,297,042     $749,356  ($5,688,609) $5,420,470
                                        ==========  ==========   ==========   ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                             $596,674                              $596,674
  Accrued expenses and other
    current liabilities                   $44,009     447,393       $4,218                  495,620
  Intercompany borrowings                                            4,786      ($4,786)
  Current portion of long-
    term debt                                           8,663                                 8,663
                                          --------    --------     --------     --------    --------
Total Current Liabilities                  44,009   1,052,730        9,004       (4,786)  1,100,957

Senior Debt                             1,931,300     158,711                             2,090,011
Deferred Income Taxes                                  (8,237)       8,237
Other Long-Term Liabilities                15,614     142,130                               157,744
Investment By and Advances
  From Parent                                       4,951,708      732,115   (5,683,823)
Common Equity Put Options                   8,875                                             8,875
Shareholders' Equity                    2,062,883                                         2,062,883
                                          --------    --------     --------     --------    --------
Total Liabilities and
  Shareholders' Equity                 $4,062,681  $6,297,042     $749,356  ($5,688,609) $5,420,470
                                        ==========  ==========   ==========   ==========  ==========

                                         SAKS INCORPORATED
                            CONDENSED CONSOLIDATED STATEMENTS FOR INCOME
                      FOR THE THREE MONTHS ENDED OCTOBER 30, 1999 (Unaudited)
                                   (Dollar Amounts In Thousands)


                                                                   Non-
                                         Saks       Guarantor     Guarantor
                                         Incorp-    Subsid-        Subsid-    Elimin-      Consol-
                                         orated      iaries        iaries      ations      idated
                                        ---------   ---------     ---------   ---------   ---------
Net sales                                          $1,599,171                            $1,599,171
Costs and expenses
  Cost of sales                                     1,012,361                             1,012,361
  Selling, general and admin-
    istrative expenses                     $2,696     371,305      $25,529     ($44,946)    354,584
  Other operating expenses                    313     148,941      (10,282)                 138,972
  Store pre-opening costs                               7,268                                 7,268
  Merger and integration costs                          8,305                                 8,305
  Year 2000 expenses                                      531                                   531
  Losses from long-lived assets
    and closures                                        1,903                                 1,903
                                          --------    --------     --------     --------    --------
      Operating income (loss)              (3,009)     48,557      (15,247)      44,946      75,247

Other income (expense)
  Finance charge income, net                                        44,946      (44,946)
  Intercompany exchange fees                           (9,356)       9,356
  Intercompany servicer fees                           11,701      (11,701)
  Equity in earnings of sub-
    sidiaries                              51,685       3,372                   (55,057)
  Interest expense, net                   (33,366)     (1,219)         738                  (33,847)
  Other income (expense), net                              78                                    78
                                          --------    --------     --------     --------    --------
Income before provision (benefit)
  for income taxes                         15,310      53,133       28,092      (55,057)     41,478

Provision (benefit) for income
  taxes                                   (10,590)     15,993       10,175                   15,578
                                          --------    --------     --------     --------    --------
Net income                                $25,900     $37,140      $17,917     ($55,057)    $25,900
                                          ========    ========     ========     ========    ========

                                         SAKS INCORPORATED
                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                       FOR THE NINE MONTHS ENDED OCTOBER 30, 1999 (Unaudited)
                                   (Dollars Amounts In Thousands)

                                                                   Non-
                                         Saks       Guarantor     Guarantor
                                         Incorp-    Subsid-        Subsid-    Elimin-      Consol-
                                         orated      iaries        iaries      ations      idated
                                        ---------   ---------     ---------   ---------   ---------
Net sales                                          $4,570,227                            $4,570,227
Costs and expenses
  Cost of sales                                     2,919,363                             2,919,363
  Selling, general and admin-
    istrative expenses                     $7,591   1,041,566     $73,612     ($132,499)    990,270
  Other operating expenses                  1,180     416,901     (30,846)                  387,235
  Store pre-opening costs                              10,705                                10,705
  Merger and integration costs                         26,754                                26,754
  Year 2000 expenses                                    4,523                                 4,523
  Losses from long-lived assets
    and closures                                        1,903                                 1,903
                                          --------    --------     --------     --------   --------
     Operating income (loss)               (8,771)    148,512      (42,766)     132,499     229,474

Other income (expense)
  Finance charge income, net                                       132,499     (132,499)
  Intercompany exchange fees                          (25,152)      25,152
  Intercompany servicer fees                           30,331      (30,331)
  Equity in earnings of sub-
    sidiaries                             136,540      11,783                  (148,323)
  Interest expense, net                   (96,063)     (7,072)                             (103,135)
  Other income (expense), net                           2,898                                 2,898
                                          --------    --------     --------     --------    --------
Income before provision (benefit)
  for income taxes and
  extraordinary items                      31,706     161,300       84,554     (148,323)    129,237

Provision (benefit) for income
  taxes                                   (37,487)     57,096       31,174                   50,783
                                          --------    --------     --------     --------    --------
Income before extraordinary
  items                                    69,193     104,204       53,380     (148,323)     78,454

Extraordinary items, net of
  taxes                                                             (9,261)                 (9,261)
                                          --------    --------     --------     --------    --------
Net income                                $69,193    $104,204      $44,119    ($148,323)    $69,193
                                          ========    ========     ========     ========    ========

                                         SAKS INCORPORATED
                          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED OCTOBER 30, 1999 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                    Non-
                                         Saks       Guarantor     Guarantor
                                         Incorp-    Subsid-        Subsid-    Elimin-      Consol-
                                         orated      iaries        iaries      ations      idated
                                        ---------   ---------     ---------   ---------   ---------
OPERATING ACTIVITIES
Net income                                $69,193    $104,204      $44,119    ($148,323)    $69,193
Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
  Equity in earnings (losses)
    of subsidiaries                      (136,540)    (11,783)                  148,323
  Extraordinary loss on
    extinguishment of debt                                           7,310                    7,310
  Depreciation and amortization                       122,477       10,455                  132,932
  Deferred income taxes                                 8,469                                 8,469
  Losses from long-lived assets
    and closures                                        1,903                                 1,903
  Changes in operating assets
    and liabilities, net                             (216,578)     (36,473)                (253,051)
                                          --------    --------     --------     --------    --------
    Net Cash Provided By (Used In)
     Operating Activities                 (67,347)      8,692       25,411                  (33,244)

INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                                   (274,788)     (45,639)                (320,427)
  Proceeds from the sale of
    assets                                             22,514                                22,514
  Acquisition of Dillard's
    stores                                             (4,500)                               (4,500)
                                          --------    --------     --------     --------    --------
    Net Cash Used In Investing
     Activities                                      (256,774)     (45,639)                (302,413)

FINANCING ACTIVITIES
  Inter-company borrowings,
    contributions and distr-
    ibutions                             (163,662)    (80,737)     244,399
  Proceeds from long-term
    borrowings                            550,000                                           550,000
  Payments on long-term debt
    and capital lease obli-
    gations                                           (14,701)                              (14,701)
  Net repayments under credit
    and receivables facilities           (326,700)                                         (326,700)
  Repurchase and retirement of
    common stock                          (18,745)                                          (18,745)
  Proceeds from issuance of
    stock and put options                   6,088                                             6,088
  Release of cash held in
    escrow for debt redemption                        363,753                               363,753
  Payment of REMIC certificates                                   (235,841)                (235,841)
                                          --------    --------     --------     --------    --------
    Net Cash Provided By
      Financing Activities                 46,981     268,315        8,558                  323,854

Increase (Decrease) In Cash
  and Cash Equivalents                    (20,366)     20,233      (11,670)                 (11,803)

Cash and cash equivalents
  at beginning of period                   20,366     (26,751)      39,137                   32,752
                                          --------    --------     --------     --------    --------
Cash and cash equivalents
  at end of period                             $0     ($6,518)     $27,467                  $20,949
                                          ========    ========     ========     ========    ========

                                         SAKS INCORPORATED
               CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 31, 1998 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                   Non-
                                         Saks       Guarantor     Guarantor
                                         Incorp-    Subsid-        Subsid-    Elimin-      Consol-
                                         orated      iaries        iaries      ations      idated
ASSETS                                  ---------   ---------     ---------   ---------   ---------
Current Assets
  Cash and cash equivalents               $10,022    ($49,792)     $43,707                   $3,937
  Retained interest in accounts
    receivable                                 53         227      182,618                  182,898
  Merchandise inventories                 308,183   1,460,059                             1,768,242
  Deferred income taxes                    12,956       2,281        3,411                   18,648
  Intercompany borrowings                  25,188                              ($25,188)
  Other current assets                     16,091      57,762        3,448                   77,301
                                          --------    --------     --------     --------    --------
Total Current Assets                      372,493   1,470,537      233,184      (25,188)  2,051,026

Property and Equipment, net               283,902   1,192,435      585,404                2,061,741
Goodwill and Intangibles, net              98,386     419,889                               518,275
Other Assets                                4,421      45,344       23,611                   73,376
Deferred Income Taxes                     (22,346)    361,346                               339,000
Investment in and Advances
  to Subsidiaries                       2,593,867   1,433,860                (4,027,727)
                                          --------    --------     --------     --------    --------
      Total Assets                     $3,330,723  $4,923,411     $842,199  ($4,052,915) $5,043,418
                                          ========    ========     ========     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                  $85,226    $461,526                              $546,752
  Accrued expenses and other
    current liabilities                    41,773     413,904      $28,760                  484,437
  Intercompany borrowings                                           25,188     ($25,188)
  Current portion of long-
    term debt                                 452      12,180                                12,632
                                          --------    --------     --------     --------    --------
Total Current Liabilities                 127,451     887,610       53,948      (25,188)  1,043,821

Senior Debt                             1,293,006     163,691      235,841                1,692,538
Other Long-Term Liabilities                27,628     119,018        1,775                  148,421
Subordinated Debt                                     276,000                               276,000
Investment by and Advances
    from Parent                                     3,477,092      550,635   (4,027,727)
Shareholders' Equity                    1,882,638                                         1,882,638
                                          --------    --------     --------     --------    --------
      Total Liabilities and
       Shareholders' Equity            $3,330,723  $4,923,411     $842,199  ($4,052,915) $5,043,418
                                          ========    ========     ========     ========    ========

                                         SAKS INCORPORATED
                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 (Unaudited)
                                       (Dollars Amounts In Thousands)

                                                                    Non-
                                         Saks       Guarantor     Guarantor
                                         Incorp-    Subsid-        Subsid-    Elimin-      Consol-
                                         orated      iaries        iaries      ations      idated
                                        ---------   ---------     ---------   ---------   ---------
Net sales                                $194,349  $1,278,468                            $1,472,817
Costs and expenses
  Cost of sales                           120,116     858,497                               978,613
  Selling, general and admin-
    istrative expenses                     36,802     347,543      $21,390     ($49,632)    356,103
  Other operating expenses                 16,661     115,759       (8,286)                 124,134
  Store pre-opening costs                     618       2,512                                 3,130
  Merger and integration costs             31,427      61,351                                92,778
  Losses from long-lived assets                 1      17,095                                17,096
  Year 2000 expenses                                      951                                   951
                                          --------    --------     --------     --------    --------
    Operating income (loss)               (11,276)   (125,240)     (13,104)      49,632     (99,988)

Other income (expense)
  Finance charge income, net                                        49,632      (49,632)
  Intercompany exchange fees               (1,654)     (2,485)       4,139
  Intercompany servicer fees                            7,879       (7,879)
  Equity in earnings (losses) of
    subsidiaries                          (89,566)       (551)                   90,117
  Interest expense, net                    (3,400)    (18,041)      (5,692)                 (27,133)
  Other income (expense), net              (9,742)     (8,665)                              (18,407)
                                          --------    --------     --------     --------    --------
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary items                    (115,638)   (147,103)      27,096       90,117    (145,528)

Provision (benefit) for income
  taxes                                        88     (48,772)       9,310                  (39,374)
                                          --------    --------     --------     --------    --------
Income (loss) before extra-
  ordinary items                         (115,726)    (98,331)      17,786       90,117    (106,154)

Extraordinary items, net
  of taxes                                (11,984)     (2,670)      (6,902)                 (21,556)
                                          --------    --------     --------     --------    --------
Net income (loss)                       ($127,710)  ($101,001)     $10,884      $90,117   ($127,710)
                                          ========    ========     ========     ========    ========

                                         SAKS INCORPORATED
                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                       FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                    Non-
                                         Saks       Guarantor     Guarantor
                                         Incorp-    Subsid-        Subsid-    Elimin-      Consol-
                                         orated      iaries        iaries      ations      idated
                                        ---------   ---------     ---------   ---------   ---------
Net sales                                $532,181  $3,636,982                            $4,169,163
Costs and expenses
  Cost of sales                           338,945   2,381,822                             2,720,767
  Selling, general and admin-
    istrative expenses                    107,373     915,911      $65,439    ($125,109)    963,614
  Other operating expenses                 44,469     334,922     (26,301)                  353,090
  Store pre-opening costs                   1,242       4,886                                 6,128
  Merger and integration costs             35,374      63,355                                98,729
  Losses from long-lived assets               357      18,593                                18,950
  Year 2000 expenses                          884       4,194                                 5,078
                                          --------    --------     --------     --------    --------
      Operating income (loss)               3,537     (86,701)     (39,138)     125,109       2,807

Other income (expense)
  Finance charge income, net                                       125,109     (125,109)
  Intercompany exchange fees               (4,385)    (15,064)      19,449
  Intercompany servicer fees                           20,819      (20,819)
  Equity in earnings (losses)
    of subsidiaries                       (65,120)     12,562                    52,558
  Interest expense, net                    (6,367)    (47,943)    (22,115)                  (76,425)
  Other income (expense), net              (9,738)    (7,915)                               (17,653)
                                          --------    --------     --------     --------    --------
Income (loss) before provision
  (benefit) for income taxes
  and extraordinary items                 (82,073)   (124,242)      62,486       52,558     (91,271)

Provision (benefit) for income
  taxes                                     2,881     (41,213)      22,109                  (16,223)
                                          --------    --------     --------     --------    --------
Income (loss) before extra-
  ordinary items                          (84,954)    (83,029)      40,377       52,558     (75,048)

Extraordinary items, net
  of taxes                                (11,984)     (3,004)      (6,902)                 (21,890)
                                          --------    --------     --------     --------    --------
Net income (loss)                        ($96,938)   ($86,033)     $33,475      $52,558    ($96,938)
                                          ========    ========     ========     ========    ========

                                         SAKS INCORPORATED
                          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 (Unaudited)
                                   (Dollar Amounts In Thousands)

                                                                   Non-
                                         Saks       Guarantor     Guarantor
                                         Incorp-    Subsid-        Subsid-    Elimin-      Consol-
                                         orated      iaries        iaries      ations      idated
OPERATING ACTIVITIES                    ---------   ---------     ---------   ---------   ---------
Net income  (loss)                       ($96,938)   ($86,033)     $33,475      $52,558    ($96,938)
Adjustments to reconcile net
  income (loss) to net cash provided
    by (used in) operating activities:
  Equity in earnings (losses) of
    subsidiaries                           65,120     (12,562)                  (52,558)
  Depreciation and amortization            11,018      85,416       15,000                  111,434
  Deferred income taxes                     7,504     (36,381)         891                  (27,986)
  Extraordinary loss on exting-
    uishment of debt                                    8,781                                 8,781
  Losses from long-lived assets               355      43,596                                43,951
  Changes in operating assets
    and liabilities, net                  (30,696)   (116,687)     235,639                   88,256
                                          --------    --------     --------     --------    --------
    Net Cash Provided By (Used
      In) Operating Activities            (43,637)   (113,870)     285,005                  127,498

INVESTING ACTIVITIES
  Purchases of property and
    equipment, net                        (32,643)   (247,507)     (20,338)                (300,488)
  Proceeds from sale of assets              2,500                                             2,500
  Acquisition of Dillard's
    and Brody's stores                   (230,221)   (253,855)                             (484,076)
                                          --------    --------     --------     --------    --------
    Net Cash Used In Investing
       Activities                        (260,364)   (501,362)    (20,338)                 (782,064)

FINANCING ACTIVITIES
  Inter-company borrowings,
    contributions and
    distributions                        (796,993)    911,906    (114,913)
  Proceeds from long-term
    borrowings                          1,081,800                                         1,081,800
  Payments on long-term debt
    and capital lease
    obligations                            (7,535)   (206,903)    (21,100)                 (235,538)
  Net repayments under credit
    and receivables facilities                       (136,750)   (125,000)                 (261,750)
  Proceeds from issuance of
    common stock                           21,820       1,781                                23,601
  Repurchase and retirement
    of common stock                         (474)                                              (474)
                                          --------    --------     --------     --------    --------
      Net Cash Provided By (Used
        In) Financing Activities          298,618     570,034    (261,013)                  607,639

Increase (Decrease) In Cash
  and Cash Equivalents                     (5,383)    (45,198)       3,654                  (46,927)

Cash and cash equivalents
  at beginning of period                   15,405      (4,594)      40,053                   50,864
                                          --------    --------     --------     --------    --------
Cash and cash equivalents at
  end of period                           $10,022    ($49,792)     $43,707                   $3,937
                                          ========    ========     ========     ========    ========

                                         SAKS INCORPORATED
                     CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 30, 1999
                                   (Dollar Amounts In Thousands)

                                                                    Non-
                                         Saks       Guarantor     Guarantor
                                         Incorp-    Subsid-        Subsid-    Elimin-      Consol-
                                         orated      iaries        iaries      ations      idated
ASSETS                                  ---------   ---------     ---------   ---------   ---------
Current Assets
  Cash and cash equivalents               $20,366    ($26,751)     $39,137                  $32,752
  Retained interest in accounts
    receivable                                 54         220      159,322                  159,596
  Merchandise inventories                 221,585   1,184,597                             1,406,182
  Deferred income taxes                    (3,217)     87,175                                83,958
  Intercompany borrowings                  11,070                              ($11,070)
  Other current assets                     19,471      90,810          145                  110,426
                                          --------    --------     --------     --------    --------
Total Current Assets                      269,329   1,336,051      198,604      (11,070)  1,792,914

Property and Equipment, net               342,355   1,270,766      505,434                2,118,555
Goodwill and Intangibles, net             125,717     460,580                               586,297
Other Assets                                1,196      55,592       20,858                   77,646
Deferred Income Taxes                                 249,816                               249,816
Cash Placed in Escrow for Debt
  Redemption                                          363,753                               363,753
Investment in and Advances to
  Subsidiaries                          3,112,552   1,350,621                (4,463,173)
                                          --------    --------     --------     --------    --------
      Total Assets                     $3,851,149  $5,087,179     $724,896  ($4,474,243) $5,188,981
                                          ========    ========     ========     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                  $48,768    $311,620                              $360,388
  Accrued expenses and other
    current liabilities                    39,118     452,000      $38,010                  529,128
  Intercompany borrowings                                           11,070     ($11,070)
  Current portion of long-term
    debt                                      452      15,071                                15,523
                                          --------    --------     --------     --------    --------
Total Current Liabilities                  88,338     778,691       49,080      (11,070)    905,039

Senior Debt                             1,709,093     165,461      235,841                2,110,395
Deferred Income Taxes                      18,893     (27,045)       8,152
Other Long-Term Liabilities                27,250     136,992        1,730                  165,972
Investment by and Advances
  from Parent                                       4,033,080      430,093   (4,463,173)
Shareholders' Equity                    2,007,575                                         2,007,575
                                          --------    --------     --------     --------    --------
      Total Liabilities and
        Shareholders' Equity           $3,851,149  $5,087,179     $724,896  ($4,474,243) $5,188,981
                                          ========    ========     ========     ========    ========

<PAGE 20>

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Accounts receivable, inventory, accounts payable and debt balances fluctuated throughout the year due to the seasonal nature of the retail industry.

Retained interest in accounts receivable at October 30, 1999 is lower compared to October 31, 1998 primarily due to a higher percentage of receivables being sold under the Company's securitization facility.

Merchandise inventory and property and equipment balances at October 30, 1999 increased over October 31, 1998 balances primarily due to new store locations opened and expansions of existing stores during the last twelve months, as well as the acquisition of stores from Dillard's completed in the fourth quarter 1998.

Goodwill and intangibles at October 30, 1999 increased over October 31, 1998 balances primarily due to the goodwill and intangibles associated with the acquisition of Dillard's stores completed in the fourth quarter 1998.

Senior debt at October 30, 1999 increased over senior debt at October 31, 1998 primarily due to borrowings related to the replacement of subordinated debt with senior debt, the acquisition of the Dillard's stores completed in the fourth quarter 1998 and other new stores opened in last twelve months and the related working capital requirements for these stores.

In conjunction with the SHI merger and the acquisition of the Dillard's stores, the Company initiated a series of refinancing activities between September 1998 and July 1999 that were designed to provide appropriate debt maturities and increase overall liquidity.

Included within the Company's senior debt are real estate and mortgage notes. The October 30, 1999 real estate and mortgage notes balance declined from the October 31, 1998 balance by $240 million primarily due to the repurchase of $236 million of outstanding REMIC mortgage certificates in February 1999.

Also included within the Company's senior debt are senior notes payable. The October 30, 1999 notes payable balance increased by $1.65 billion from the October 31, 1998 balance due to the November and December 1998 issuance of $1.1 billion in senior notes and the February and July 1999 issuances of $200 million and $350 million in senior notes, respectively, all with maturities ranging from 2004 to 2019 and interest rates between 7% and 8-1/4%, offset by the September 1998 purchase of the Company's $125 million 8.125% senior notes. The Company entered into an interest rate swap agreement for a notional amount in full in connection with the July 1999 $350 million senior note issuance, which swaps a fixed rate with a variable interest rate.

At October 30, 1999 the Company had total debt outstanding of approximately $2.10 billion with an additional $710 million available to borrow under its existing credit facilities. Of the available amount, $460 million expires in 2003 and $250 million expires in August of 2000. In August of 1999, the Company replaced its $500 million 364 day revolving credit facility with the new $250 million 364 day facility that matures in August 2000. No debt was outstanding on this $250 million facility at October 30, 1999.

At October 30, 1999, subordinated debt decreased from the balance at October 31, 1998 due to the fourth quarter 1998 purchase of $274 million of SHI's 5-1/2% Convertible Subordinated Notes due September 2006. The Company's acquisition of SHI triggered a change in control provision in the notes that required the Company to purchase at par plus accrued interest any notes tendered to it.

On June 30, 1999, as a result of the acquisition of SHI, the Company terminated SHI's accounts receivable securitization facility and sold the SHI receivables through the Company's accounts receivable securitization facilities. The Company's credit card bank, National Bank of the Great Lakes, sells an undivided interest in its accounts receivable to SCC which sells the receivables to Saks Credit Card Master Trust ("SCCMT"). At October 30, 1999, the Company had $497 million in fixed rate term certificates outstanding, $401 million in floating rate term certificates outstanding and $178 million outstanding under its variable funding certificates.

Results of Operations for the three month and nine month periods ended October 30, 1999

The following table shows for the periods indicated certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not foot due to rounding).

                                                              Three Months Ended     Nine Months Ended
                                                              ------------------    -------------------
                                                              10/30/99  10/31/98    10/30/99   10/31/98
                                                              --------  --------    --------   --------
Net sales                                                      100.0%    100.0%      100.0%     100.0%
Costs and expenses:
   Cost of sales                                                63.3      66.4        63.9       65.3
   Selling, general & administrative expenses                   22.2      24.2        21.7       23.1
   Other operating expenses                                      8.6       8.4         8.5        8.5
   Store pre-opening costs                                       0.5       0.2         0.2        0.1
   Merger and integration costs                                  0.5       6.3         0.6        2.4
   Losses from long-lived assets                                 0.1       1.2         0.0        0.5
   Year 2000 expenses                                            0.0       0.1         0.1        0.1
                                                                -----     -----       -----      -----
   Operating income (loss)                                       4.7      (6.8)        5.0        0.1

Other income (expense):
   Interest expense                                             (2.1)     (1.8)       (2.3)      (1.8)
   Other income (expense), net                                   0.0      (1.2)        0.1       (0.4)
                                                                -----     -----       -----      -----
Income (loss) before provision (benefit) for
   income taxes and extraordinary items                          2.6      (9.9)        2.8       (2.2)
   Provision (benefit) for income taxes                          1.0      (2.7)        1.1       (0.4)
                                                                -----     -----       -----      -----
Income (loss) before extraordinary items                         1.6      (7.2)        1.7       (1.8)
Extraordinary loss, net of taxes                                (0.0)     (1.5)       (0.2)      (0.5)
                                                                -----     -----       -----      -----
NET INCOME (LOSS)                                                1.6%     (8.7)%       1.5%      (2.3)%
                                                                ======    ======      ======     ======

Net sales

For the three months ended October 30, 1999, total Company sales were $1.60 billion, a 9% increase over $1.47 billion in the prior year. For the nine months ended October 30, 1999, total Company sales were $4.57 billion, a 10% increase over $4.17 billion in the prior year. The sales increase for the quarter and nine months was primarily attributable to additional sales from new stores opened, the Dillard's stores acquired in October and December 1998, and a comparable store sales increase of 4% for the quarter and 3% on a year to date basis.

Gross margin

For the three months and nine months ended October 30, 1999, the Company's gross margin percentage increased 310 and 140 basis points, respectively, over the prior year. The improvement is primarily due to charges taken in the prior year related to markdowns in connection with the SHI acquisition, which negatively impacted margin. The improvement also reflects reduced levels of clearance merchandise, continued efficiencies in distribution and logistics, increased penetration of higher margin proprietary brand merchandise and the conversion of the shoe departments at the Carson Pirie Scott stores from leased to owned.

Selling, general and administrative expenses ("SGA")

SGA decreased as a percentage of net sales for the three months and nine months ended October 30, 1999 by 200 and 140 basis points, respectively. This rate improvement primarily resulted from higher than normal prior year expenses associated with the SHI acquisition. Additionally, the Company has achieved targeted cost reductions related to each of the Company's completed business combinations and certain productivity efficiencies.

Merger and integration costs ("M&I")

The Company incurred M&I costs totaling $8.3 million, or 0.5% of net sales, for the three months ended October 30, 1999 and $26.8 million, or 0.6% of net sales, for the nine months ended October 30, 1999 primarily related costs incurred in the conversion and consolidation of systems and administrative operations.

Year 2000 expenses ("Y2K")

The Company's Y2K compliance project began in 1997. From commencement of the Y2K project through October 30, 1999, the Company's Y2K expenses have totaled $21.5 million. Company management anticipates that additional Y2K expenses will total approximately $1.9 million for the balance of 1999. The Company believes its significant systems are Y2K compliant. Modification and testing of the significant systems has been completed; however, the Company plans to continue its system testing into the fourth quarter of 1999. For complete disclosure of the Company's Y2K issues, refer to "Management's Discussion and Analysis" contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended January 30, 1999.

Losses from long-lived assets and closures

In June 1999, the Company announced the consolidation of its existing southeastern distribution centers. Construction of a new southern distribution center to be located in Steele, Alabama began in October 1999. This facility is scheduled for completion in late 2000 and will be fully operational in mid-year 2001 for an estimated cost of approximately $30 million and will employ approximately 220 people. The Company will consolidate its existing distribution facilities for McRae's, Proffitt's, and Parisian into the new facility. As part of this consolidation, approximately 350 salaried and hourly employees at the existing facilities will be terminated. During the quarter ended October 30, 1999, the Company recorded a liability for these estimated severance costs and termination costs of $1.6 million and reflected the charge as a loss on long-lived assets and closures. As of October 30, 1999, there were no termination benefits paid and charged against the liability. The existing facilities are considered "assets held for use" as defined by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The exited facilities had a $12 million carrying value at October 30, 1999 and the Company will record a gain or loss associated with these facilities, if any, in accordance with SFAS 121. The remaining losses of $0.3 million related to the write off of abandoned store assets offset by a gain on the sale of a partnership interest in a mall.

Interest expense

For the three months ended October 30, 1999, interest expense increased in dollars and as a percentage of net sales by $6.7 million and 30 basis points, respectively. For the nine months ended October 30, 1999, interest expense increased in dollars and as a percentage of net sales by $26.7 million and 50 basis points, respectively. The increase for both the three and nine month periods was primarily due to additional indebtedness related to the fall 1998 cash purchase of 15 stores from Dillard's and capital expenditures, as well as a slightly higher average borrowing rate.

Other income (expense), net

The Company incurred other income totaling $0.08 million for the three months ended October 30, 1999 and $2.9 million for the nine months ended October 30, 1999 versus other expenses of $18.4 million for the three months ended October 31, 1998 and $17.7 million for the nine months ended October 31, 1998. The prior year expenses relate specifically to charges associated with the termination of two hedging agreements as a result of the SHI merger.

Income before extraordinary items

Income before extraordinary items for the three months ended October 30, 1999 totaled $25.9 million, or $.18 per diluted share, compared to a loss before extraordinary items of $106.1 million, or $.74 per diluted share, for the three months ended October 31, 1998. Income before extraordinary items for the nine months ended October 30, 1999 totaled $78.5 million, or $.53 per diluted share, compared to a loss before extraordinary items of $75.1 million, or $.53 per diluted share, for the nine months ended October 31, 1998. The improvement in income over the prior year primarily was due to a significant decline in merger and integration charges, higher gross margin performance and leverage on SGA.

Extraordinary item

The extraordinary loss for the nine months ended October 30, 1999 related to the February 1999 repurchase of $236 million of outstanding REMIC mortgage certificates. In conjunction with this debt restructuring, the Company incurred charges related to the early extinguishment of debt totaling $9.3 million after taxes.

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

                             SAKS INCORPORATED

                        PART II.  OTHER INFORMATION

Item 6. Exhibits.

     (a) Exhibits.

          10.1 Employment Agreement between Saks Incorporated and James A. Coggin, President of Administration

          10.2 Employment Agreement between Saks Incorporated Douglas E. Coltharp, Executive Vice President and Chief Financial Officer

          10.3 Employment Agreement between Saks Incorporated and Brian J. Martin, Executive Vice President and General Counsel

          10.4 Employment Agreement between Saks Incorporated and Robert M. Mosco, President of Merchandising and Chief Operating Officer

          27.1 Financial Data Schedule

     (b) Form 8-K Reports.

          There were no 8-Ks filed during the quarter ended October 30, 1999.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SAKS INCORPORATED
                                        ___________________
                                             Registrant


                                         December 14, 1999
                                        ___________________
                                                Date


                                        /s/ Douglas E. Coltharp
                                        __________________________

                                        Douglas E. Coltharp
                                        Executive Vice President and Chief
                                        Financial Officer


                               EXHIBIT LIST

Exhibit No.    Document                                            Page No.
-----------    -----------------                                   --------
10.1           Employment Agreement between Saks Incorporated and
               James A. Coggin, President of Administration

10.2           Employment Agreement between Saks Incorporated
               Douglas E. Coltharp, Executive Vice President and Chief Financial Officer

10.3 Employment Agreement between Saks Incorporated and Brian J. Martin, Executive Vice President and General Counsel

10.4 Employment Agreement between Saks Incorporated and Robert M. Mosco, President of
               Merchandising and Chief Operating Officer

27.1           Financial Data Schedule