Form 10-K
period 2000-01-30
SAKS INC
filed 2000-04-27
CIK 812900

Commission File Number:  1-13113

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(Mark One)
     (X)  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
          For Fiscal Year Ended:  January 29, 2000 or  ______________

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from __________ to ____________

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

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $.10 and Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2000 was approximately $1,872,271,091.

As of March 15, 2000, the number of shares of the Registrant's
Common Stock outstanding was 142,016,505.

               DOCUMENTS INCORPORATED BY REFERENCE
     (1)  Portions of the Saks Incorporated Annual Report to
     Shareholders for the Fiscal Year Ended January 29, 2000 are incorporated by reference into Part II.

     (2)  Portions of the Saks Incorporated Proxy Statement dated
     April 29, 2000 for the Annual Shareholders' Meeting to be held on June 21, 2000 are incorporated by reference into
     Part III.

The Exhibit Index is on page 2 of this document.


                       TABLE OF CONTENTS

                           Item                               Page
Part I    1       Business.                                      3

          2       Properties.                                   10

          3       Legal Proceedings.                            11

          4       Submission of Matters to a Vote of Security
                  Holders.                                      11

                  Executive Officers of the Registrant.         12

Part II   5       Market for Registrant's Common Equity and
                  Related Stockholder Matters.                  14

          6       Selected Financial Data.                      14

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


                              PART I

Item 1.  Business

General

Founded in 1919, Saks Incorporated (formerly Proffitt's, Inc.; the "Company") is a national retailer currently operating 359 stores throughout 39 states under the following names: Saks Fifth Avenue (61 stores), Parisian (43 stores), Proffitt's (31 stores), McRae's (30 stores), Younkers (51 stores), Herberger's (40 stores), Carson Pirie Scott (32 stores), Bergner's (14 stores), Boston Store (11 stores), and Off 5th (46 stores). The Company's stores are principally anchor stores in leading regional or community malls, and the stores typically offer a broad selection of fashion apparel, shoes, accessories, jewelry, cosmetics, decorative home furnishings, and furniture in selected locations. In addition, the Company operates a direct response business called Saks Direct, which currently includes the Folio and Bullock & Jones catalogs and will include its Internet retail site, saksfifthavenue.com, which the Company expects to launch in the summer of 2000.

The Company has experienced significant growth since 1994, primarily through a series of acquisitions. The Company's major acquisitions are outlined below:

                                           Number of
                                            Stores                                        Accounting
Name                  Headquarters         Acquired       Locations     Date Acquired     Treatment
-----------------------------------------------------------------------------------------------------
McRae's                Jackson, MS             31         Southeast      March 31, 1994     Purchase
Younkers               Des Moines, IA          50          Midwest     February 3, 1996     Pooling
Parisian               Birmingham, AL          40        Southeast/   October 11, 1996      Purchase
                                                           Midwest
Herberger's            St. Cloud, MN           37          Midwest     February 1, 1997     Pooling
Carson Pirie Scott,    Milwaukee, WI           55          Midwest     January 31, 1998     Pooling
   Boston Store, and
   Bergner's
Saks Holdings          New York, NY            95         National    September 17, 1998    Pooling
   (Saks Fifth Avenue,
   Off  5th, Folio, and
   Bullock & Jones)

In addition to acquisitions, the Company historically has grown through opening new stores and by expanding and renovating selected stores. The Company opened 13 new stores (including two replacement stores) during the year. The Company has announced plans to open six additional stores in 2000.

The Company also closes stores in the normal course of business. The Company closed five unproductive units in 1999 and four additional stores
during the first quarter of 2000.   On occasion, the Company may convert
certain stores under one nameplate into another nameplate to enhance distribution and advertising economies. The Company made three such conversions during 1999. No conversions have been announced for 2000.

Merchandising, sales promotion, and certain store operating support functions are conducted in multiple locations. Certain back office administrative support functions for the Company, such as accounting, credit card administration, store planning, and management information systems, are centralized.

Merchandising

The Company's merchandising strategy is to provide its customers a wide assortment of quality fashion apparel, shoes, accessories, cosmetics, and decorative home furnishings at appropriate prices. The Company's commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes it a preferred distribution channel for premier brand-name merchandise. Key brands featured in the Company's more traditional department stores include Liz Claiborne, Calvin Klein, Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Estee Lauder, Clinique, Lancome, Nine West, Enzo, Waterford, and Bali. In addition to the above brands, Parisian stores carry certain brands typically carried only at specialty stores which include: Robert Talbott, Tommy Bahama, Bobbi Brown, Trish McEvoy, BCBG, and Brighton. Saks Fifth Avenue has key relationships with the leading fashion houses, including Giorgio Armani, Chanel, Dolce and Gabbana, Salvatore Ferragamo, Gucci, Donna Karan, Calvin Klein, Ralph Lauren, Judith Leiber, Prada, Oscar de la Renta, St. John, Yves St. Laurent, J.P. Tod, Ermenegildo Zegna, and Max Mara.

The Company supplements its branded assortments with private brand merchandise in selected areas. Management expects to continue to enhance the Company's private brand program and increase its sales penetration of private brand merchandise. Management believes that this enhanced program will improve merchandise margins and create differentiation from competitors through unique, high-quality product offerings at attractive prices.

The Company has developed a knowledge of each of its trade areas and customer bases. This knowledge is gained through the Company's regional merchandising structure in conjunction with store visits by senior management and merchandising personnel and use of on-line merchandise information. The Company strives to tailor each store's merchandise assortment to the unique characteristics of its trade areas.

Certain departments in the Company's stores are leased to independent companies in order to provide high quality service and merchandise where specialization and expertise are critical and economics do not justify the Company's direct investment in the business. The leased departments vary by store to complement the Company's own merchandising departments. The principal leased department is fine jewelry, except at Saks Fifth Avenue where this is an owned business. The terms of the lease agreements typically are between one and four years and require the lessee to pay for fixtures and provide its own employees. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

For the year ended January 29, 2000, the Company's percentages of owned sales by major merchandise category were as follows (excludes sales generated from Off 5th stores and Saks Direct):

          Women's                    30.8%
          Men's                      16.5
          Cosmetics                  13.0
          Women's Accessories         9.9
          Children's                  5.0
          Home                        9.6
          Shoes                       7.2
          Intimate Apparel            3.5
          Junior's Apparel            2.9
          Outerwear                   1.6
                                     -----
                        Total       100.0%
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

Management recognizes that competitors in the traditional and specialty department store arena sometimes price merchandise below the Company's prices. In such situations, it is the Company's policy to match competitors' prices, if the lower price is brought to the attention of a sales associate. Accordingly, sales associates in these stores have the authority to reduce the price of any merchandise if the customer has seen the same item advertised or sold at a lower price in the same trade area.

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

The Company's information systems provide information necessary for management operating decisions, cost reduction programs, and customer service enhancements. Individual data processing systems include point-of-sale and sales reporting, purchase order management, receiving, merchandise planning and control, payroll, human resources, general ledger, credit card administration, and accounts payable systems. Bar code ticketing is used, and scanning is utilized at all point-of-sale terminals. Information is made available on-line to merchandising staff and store management on a timely basis.

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

The Company completed the necessary systems modifications to become Year 2000 compliant in a timely manner. The Company experienced no material systems or operational problems related to these modifications.

Marketing

The Company's advertising and promotions are coordinated to reinforce its image as a fashion leader in its trade areas selling quality merchandise at appropriate prices. Advertising is balanced among fashion advertising, price promotions, and special events.

The Company uses a multi-media approach, including newspaper, television, radio, and direct mail. The Company's advertising and special events are produced by regional in-house sales promotion staffs in conjunction with outside advertising agencies. The Company utilizes data captured through the use of proprietary credit cards to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments, and store locations. To promote its image as the fashion leader in its trade areas, the Company also sponsors fashion shows and in-store special events highlighting the Company's key brands and key apparel designers.

Proprietary Credit Cards

The Company's credit card bank, National Bank of the Great Lakes (the "Bank"), issues all of the proprietary credit cards for each of the Company's department store nameplates. Frequent use of these proprietary credit cards by customers is an important element in the Company's marketing and growth strategies. The Company believes that proprietary credit card holders shop more frequently with the Company, purchase more merchandise, and are generally more loyal to the Company than are customers who pay with cash or third-party credit cards. As previously mentioned, the Company also makes frequent use of the names and addresses of its proprietary credit card holders in direct marketing efforts.

The Company seeks to expand the number and use of the Bank's proprietary credit cards by, among other things, providing incentives to sales associates to open "instant credit" accounts, which can generally be opened within approximately three minutes. Also, customers who open accounts are entitled to certain discounts on initial and subsequent purchases. The Company has created various loyalty programs that reward customers for frequency and volume of proprietary charge card usage. Proprietary credit card customers are offered private shopping nights, direct mail catalogs, special discounts, and advance notice of sale events.

The Bank has approximately 4.0 million credit accounts that have been active within the prior six months. Approximately 42% of the Company's 1999 sales were transacted on these proprietary credit cards.

The Bank's credit card programs are subject to government regulations, including consumer protection laws, that impose restrictions on the making and collection of consumer loans and on other aspects of credit card operations. There can be no assurance that the existing laws and regulations will not be amended or that new laws or regulations will not be adopted, in a manner that could adversely affect the Bank's credit card operations.

E-Commerce

The Company plans to initiate its E-commerce presence in the summer of 2000 with the launch of saksfifthavenue.com. Management believes the Company will capture a meaningful share of the growing, underserved, and fragmented luxury E-tailing market. The Company is positioned to leverage existing Company assets, including the brand equity of Saks Fifth Avenue, valuable relationships with vendors and customers, marketing resources, and existing catalog fulfillment capabilities.

Saksfifthavenue.com will offer a broad selection of Saks Fifth Avenue merchandise as well as complementary new product offerings, service that the Company believes will be best in its class and that will be integrated with Saks Fifth Avenue stores, a highly personalized user-customizable shopping experience, and the opportunity for millions of on-line shoppers, not proximate to a physical location, to experience shopping at Saks Fifth Avenue. At launch, the Company expects to offer over 10,000 SKUs of premier luxury goods on the site and to expand that number to nearly 100,000 by mid-2001.

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

Reliance on Fifth Avenue Store

The Company's flagship Saks Fifth Avenue store on Fifth Avenue in New York City accounted for approximately 7% of total Company owned sales in 1999 and plays a significant role in marketing the Saks Fifth
Avenue name.

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

Competition

The retail department store business is highly competitive. The Company's stores compete with several national and regional department stores, specialty apparel stores, designer boutiques, outlet stores, discount stores, general and mass merchandisers, and mail-order and electronic commerce retailers, some of which have greater financial and other resources than those of the Company. Management believes that its knowledge of its trade areas and customer base, combined with providing superior customer service and a broad selection of quality fashion merchandise at appropriate prices in prime store locations, provides a competitive advantage.

Associates

As of March 15, 2000, the Company employed approximately 56,000 associates, of which approximately 40% were employed on a part-time basis. The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Approximately 200 of the Company's associates are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

Item 2.  Properties.

The Company currently operates nine distribution facilities as follows:

Stores Served                        Location of Facility          Square Feet       Owned/Leased
---------------------               ---------------------          ------------    --------------
Proffitt's                           Maryville, Tennessee             85,000           Owned
McRae's                              Jackson, Mississippi            164,000           Owned
Younkers                             Green Bay, Wisconsin            182,000           Owned
Younkers                             Ankeny, Iowa                    102,000           Owned
Parisian                             Birmingham, Alabama             125,000           Owned
Herberger's                          St. Cloud, Minnesota             98,000           Owned
Carson Pirie Scott, Bergner's,       Rockford, Illinois              585,000           Owned
  and Boston Store
Saks Fifth Avenue and Off 5th        Aberdeen, Maryland              514,000          Leased
Saks Fifth Avenue and Off 5th        Ontario, California             120,000          Leased

The Company's principal administrative offices are as follows:

Office                                  Location of Facility    Square Feet  Owned/Leased
-------------------                     ---------------------   ----------   -----------
Proffitt's stores support offices/       Alcoa, Tennessee          44,000      Leased
  corporate administrative offices
McRae's stores support offices/          Jackson, Mississippi     272,000       Owned
  corporate administrative offices
Younkers stores support offices/         Des Moines, Iowa         127,000      Leased
  corporate administrative offices
Parisian stores support offices/         Birmingham, Alabama      125,000       Owned
  corporate administrative offices
Herberger's stores support offices       St. Cloud, Minnesota      58,000       Owned
Carson Pirie Scott, Bergner's, and       Milwaukee, Wisconsin     156,000       Owned
  Boston Store stores support offices/
  corporate administrative offices
Carson Pirie Scott, Bergner's,  Boston   Elmhurst, Illinois        41,500      Leased
  Store, and Saks Fifth Avenue credit center
Saks Fifth Avenue support offices/
  corporate administrative offices       New York, New York       298,000      Leased
Saks Fifth Avenue support offices/
  corporate administrative offices       Hickory Ridge, Maryland   70,000      Leased


The Company has announced its plans to close and consolidate its three southern distribution facilities located in Birmingham, Alabama, Jackson, Mississippi, and Maryville, Tennessee and to build a new 180,000 square foot state-of-the-art facility in Steele, Alabama to serve its Parisian, McRae's, and Proffitt's
stores.   The new center will be operational in mid-2001.  The
Company also announced its plans to consolidate its St. Cloud distribution facility currently serving the Herberger's stores into its Rockford, Illinois center.

The Company plans to merge the support functions for the McRae's stores into the Proffitt's support offices located in Alcoa, Tennessee and the support functions for the Herberger's stores into the Carson Pirie Scott support offices located in Milwaukee, Wisconsin in the third quarter of 2000.

The following table sets forth information about the Company's stores as of March 15, 2000. The majority of the Company's stores are leased. Store leases generally require the Company to pay the greater of a fixed minimum rent or an amount based on a percentage of sales. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, the Company contributes to common mall promotion, maintenance, property tax, and insurance expenses at its owned locations. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 15 years.

                   Owned Locations      Leased Locations           Total
----------------------------------------------------------------------------------------------------
                             Gross                 Gross                  Gross
                  Number   Sq. Feet     Number    Sq. Feet    Number    Sq. Feet
Store Name       of Units (in mil.)    of Units   (in mils.) of Units   (in mils.)  States of Operation
----------------------------------------------------------------------------------------------------
Proffitt's           11        1.5       20          1.8         31         3.3   GA, KY, NC, SC,
                                                                                  TN, VA, WV
McRae's              16        2.3       14          1.3         30         3.6   AL, FL, LA, MS
Younkers              3         .4       48          4.5         51         4.9   IL, IA, MI, MN,
                                                                                  NE, SD, WI
Parisian             12        1.6       31          3.7         43         5.3   AL, FL, GA, IN,
                                                                                  LA, MI, MS, OH,
                                                                                  SC, TN
Herberger's           4         .5       36          2.3         40         2.8   CO, IA, MN, MT,
                                                                                  NE, ND, SD, WI,
                                                                                  WY
Carson Pirie          8        1.8       24          3.2         32         5.0   IL, IN, MN
   Scott
Boston Store          8        1.6        3           .3         11         1.9   WI
Bergner's             5         .6        9           .9         14         1.5   IL
Saks Fifth           30        4.0       31          2.3         61         6.3   AR, CA, CO, CT,
   Avenue                                                                         FL, GA, IL, LA
                                                                                  MD, MA, MI, MN,
                                                                                  MO, NE, NJ, NY,
                                                                                  OH, OK, OR, PA,
                                                                                  SC, TX, VA
Off 5                                    46          1.2         46         1.2   AR, CA, CO, CT,
                                                                                  FL, GA, HI, IL,
                                                                                  KS, MA, MI, MN,
                                                                                  NE, NJ, NC, NY,
                                                                                  OH, PA, SC, TN,
                                                                                  TX, VA
----------------------------------------------------------------------------------------------------
Totals              97       14.3       262        21.5         359        35.8

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name                 Age             Position
----------------------------------------------
R. Brad Martin       48              Chairman of the Board of
                                     Directors and Chief
                                     Executive Officer

James A. Coggin      58              President and Chief
                                     Administrative Officer;
                                     Director

Robert M. Mosco      51              President of Merchandising
                                     and Chief Operating
                                     Officer; Director

Douglas E. Coltharp  38              Executive Vice President
                                     and Chief Financial Officer

Brian J. Martin      43              Executive Vice President of
                                     Law and General Counsel

Julia A. Bentley     41              Senior Vice President of
                                     Investor Relations and
                                     Communications; Corporate
                                     Secretary

Donald E. Wright     42              Senior Vice President of
                                     Finance and Chief
                                     Accounting Officer

R. Brad Martin has served as a Director since 1984 and became Chairman of the Board in February 1987 and Chief Executive Officer in July 1989. Mr. Martin previously served as President from July 1989 until March 1994 and from September 1994 to March 1995. R. Brad Martin is the brother of Brian J. Martin.

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

Brian J. Martin was promoted to Executive Vice President of Law and General Counsel of the Company in May 1997. He served as Senior Vice President of Human Resources and Law and General Counsel from August 1995 to May 1997 and served as Senior Vice President and General Counsel of Proffitt's from March 1995 to August 1995. He joined the Company in 1994 as Vice President and General Counsel. From June 1990 to May 1994, Mr. Martin was affiliated with the Indianapolis, Indiana law firm of Barnes and Thornburg. Mr. Martin served as Assistant Solicitor General of the United States between January 1988 and June 1990. Brian J. Martin is the brother of R. Brad Martin.

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

Donald E. Wright has served as Senior Vice President of Finance and Chief Accounting Officer for the Company since April 1997. Mr. Wright is a Certified Public Accountant and was a Partner with the international accounting firm of Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). He joined Coopers & Lybrand LLP in 1979.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

The information set forth under the caption "Market Information," appearing on page 60 of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended January 29, 2000 (the
"Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information set forth under the caption "Five-Year Financial
Summary" appearing on page 17 of the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The information set forth under the caption "Management's
Discussion and Analysis" appearing on pages 18 through 26 of the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

The Company's exposure to market risk primarily arises from changes in interest rates. Changes in interest rates may adversely affect the Company's financial position, results of operations, and cash flows. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. The Company does not enter into derivative financial instruments for trading purposes. The Company is exposed to interest rate risk primarily through its securitization, borrowing, and derivative financial instrument activities, which are described in Notes 4, 7, and 13 to the Consolidated Financial Statements appearing on pages 35 and 36, 38 through 40, and 47, respectively, of the Annual Report are incorporated herein by reference.

Based on the Company's market risk sensitive instruments
(including variable rate debt and derivative financial instruments) outstanding at January 29, 2000, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

Item 8.  Financial Statements and Supplementary Data.

The consolidated Financial Statements and the Report of Independent Accountants appearing on pages 27 through 59 of the Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

                            PART III


Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption "Election of Directors" contained on pages 5 through 8 of the Saks
Incorporated Proxy Statement dated April 29, 2000 (the "Proxy
Statement"), with respect to Directors of the Company, is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information set forth under the captions "Directors' Fees" and "Executive Compensation" contained on pages 9 and 10 through 12, respectively, of the Proxy Statement with respect to executive compensation is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

The information set forth under the caption "Outstanding Voting
Securities" contained on pages 3 through 5 of the Proxy Statement with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the captions "Further Information
Concerning Directors" contained on page 9 of the Proxy Statement with respect to certain relationships and related transactions is incorporated herein by reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)(1), (2), and (3)   The responses to these portions of Item 14
are submitted as a separate
       section of this report.

(b)  Reports on Form 8-K filed during the fourth quarter.

          A Report on Form 8-K was filed with the Commission on February 11, 1999 regarding sales for the four weeks ended
     January 30, 1999.

          A Report on Form 8-K was filed with the Commission on February 12, 1999 regarding the offering for sale of $200 million of 7-3/8% notes.

          A Report on Form 8-K was filed with the Commission on February 19, 1999 regarding the completion of issuance and sale of $200 million of 7-3/8% notes.

          A Report on Form 8-K was filed with the Commission on July 6, 1999 regarding the disposition of all assets of Saks
     Stores Partnership, L.P.

          A Report on Form 8-K was filed with the Commission on July 27, 1999 regarding the completion of issuance and sale of $350 million of 7% notes.

          Reports on Form 8-K were filed with the Commission on November 16, 1999, December 15,
          1999, and January 18, 2000 regarding the Company's accounts receivable master trust.

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

                  ITEM 14(a)(1) AND (2) AND (d)
  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as a part of this report:

     (1)  Consolidated Financial Statements
          The following Consolidated Financial Statements and Report of Independent Accountants of Saks Incorporated and Subsidiaries, included on pages 27 through 58 of the Saks Incorporated Annual Report to Shareholders for the Fiscal
     Year Ended January 29, 2000, are incorporated by reference in Item 8:

     *    Consolidated Balance Sheets as of January 29, 2000 and
          January 30, 1999

     * Consolidated Statements of Income for Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

     * Consolidated Statements of Changes in Shareholders' Equity for Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31, 1998

     * Consolidated Statements of Cash Flows for Fiscal Years Ended January 29, 2000, January 30, 1999, and January 31 1998

     *    Notes to Consolidated Financial Statements

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

Saks Incorporated

Date:  April 26, 2000              /s/ Douglas E. Coltharp
                                 ________________________________
                                              Douglas E. Coltharp
                                     Executive Vice President and
                                          Chief Financial Officer
                                     Principal Accounting Officer


                                   /s/ Donald E. Wright
                                 ________________________________
                                                 Donald E. Wright
                                        Senior Vice President of
                                           Finance and Accounting
                                     Principal Accounting Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                                     /s/ R. Brad Martin
                                 ________________________________
                                                   R. Brad Martin
                                        Chairman of the Board and
                                          Chief Executive Officer
                                      Principal Executive Officer


                                     /s/ Ronald de Waal
                                 ________________________________
                                                   Ronald de Waal
                                       Vice Chairman of the Board


                                    /s/ James A. Coggin
                                 ________________________________
                                                  James A. Coggin
                       President and Chief Administrative Officer
                                                         Director


                                    /s/ Robert M. Mosco
                                 ________________________________
                                                  Robert M. Mosco
                             President of Merchandising and Chief
                                                Operating Officer
                                                         Director


                                    /s/ Bernard E. Bernstein
                                 ________________________________
                                             Bernard E. Bernstein
                                                         Director

                                    /s/ Stanton J. Bluestone
                                 ________________________________
                                             Stanton J. Bluestone
                                                         Director

                                   /s/ John W. Burden, III
                                 ________________________________
                                              John W. Burden, III
                                                         Director

                                     /s/ Edmond D. Cicala
                                 ________________________________
                                                 Edmond D. Cicala
                                                         Director

                                    /s/ Julius W. Erving
                                 ________________________________
                                                 Julius W. Erving
                                                         Director

                                    /s/ Michael S. Gross
                                 ________________________________
                                                 Michael S. Gross
                                                         Director

                                     /s/ Donald E. Hess
                                 ________________________________
                                                   Donald E. Hess
                                                         Director


                                    /s/ G. David Hurd
                                  _______________________________
                                                    G. David Hurd
                                                         Director


                                     /s/ Philip B. Miller
                                  _______________________________
                                                 Philip B. Miller
                                                         Director

                                      /s/ C. Warren Neel
                                  _______________________________
                                                   C. Warren Neel
                                                         Director

                                     /s/ Charles J. Philippin
                                  _______________________________
                                             Charles J. Philippin
                                                         Director


                                     /s/ Stephen I. Sadove
                                  _______________________________
                                                Stephen I. Sadove
                                                         Director


                                  _______________________________
                                             Marguerite W. Sallee
                                                         Director


                                      /s/ Gerald Tsai, Jr.
                                  _______________________________
                                                 Gerald Tsai, Jr.
                                                         Director


                                      /s/ Julia A. Bentley
                                  _______________________________
                                                 Julia A. Bentley
                              Senior Vice President and Secretary




               FORM 10-K -- ITEM 14(a)(3) AND 14(c)
                SAKS INCORPORATED AND SUBSIDIARIES
                   (formerly Proffitt's, Inc.)

                             EXHIBITS

       Exhibit
         No.                           Description
      --------                     ----------------
         3.1   *Amended and Restated Charter of the Company

         3.2   Amended and Restated Bylaws of the Company
               (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

         4.1 Indenture, dated as of November 9, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($500 million of 8-1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated November 9, 1998)

         4.2 Indenture, dated as of November 25, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($350 million of 7-1/4% Notes due 2004) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated December 2, 1998)

         4.3 Indenture, dated as of December 2, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($250 million of 7-1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated December 2, 1998)

         4.4 Indenture, dated as of February 17, 1999, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($200 million, 7-3/8% Notes, due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated February 18, 1999)

         4.5 Supplemental Indenture dated as of September 17, 1998, between Saks Holdings, Inc. and Bankers Trust Company, as trustee (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated September 23, 1998)

         4.6   Registration Rights Agreement between Proffitt's,
               Inc. and Parisian, Inc. dated July 8, 1996
               (incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-09043
               of Proffitt's, Inc. dated August 16, 1996)

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

        4.11 Indenture, dated as of July 23, 1999, by and among the Company, the Subsidiary Guarantors and The First National Bank of Chicago, as trustee ($350 million, 7% Notes, due 2004 (incorporated by reference from the Exhibits to the Saks Incorporated 8-K dated July 27, 1999)

        10.1 LC Account Agreement dated February 2, 1998, by and between Proffitt's, Inc. and NationsBank, N.A., as Agent (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated February 17, 1998)

        10.2 Pooling and Servicing Agreement among Younkers Credit Corporation, Younkers, Inc., and Union Planters National Bank, as rights agent, dated March 28, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

        10.3 Series 1995-1 Supplement to Pooling and Servicing Agreement among Younkers Credit Corporation, Younkers, Inc., and Chemical Bank, as Trustee, dated June 13, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

        10.4 Amendment No. 2 to Pooling and Servicing Agreement among Younkers Credit Corporation, Proffitt's, Inc. (successor-by-merger to Younkers, Inc.), and The Chase Manhattan Bank (formerly known as Chase
               Bank), as Trustee, dated February 1, 1997
               (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

        10.5 Amendment No. 3 to Pooling and Servicing Agreement among Younkers Credit Corporation, Proffitt's, Inc. (successor-by-merger to Younkers, Inc.), and The Chase Manhattan Bank (formerly known as Chase
               Bank), as Trustee, dated May 6, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

        10.6 Receivables Purchase Agreement between Younkers Credit Corporation and Younkers, Inc. dated June 13, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

        10.7 First Amendment to the Receivables Purchase Agreement between Younkers Credit Corporation and Proffitt's, Inc. (as successor-by-merger to Younkers, Inc.) dated February 2, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

        10.8 Series 1995-2 Supplement to Pooling and Servicing Agreement dated as of June 13, 1995 among Younkers Credit Corporation, Younkers, Inc., and Chemical Bank, as Trustee, dated July 18, 1995 (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended July 29, 1995)

        10.9 Series 1997-2 Supplement dated as of August 21, 1997, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the form 8-K/A filed by the Proffitt's Credit Card Master Trust and Proffitt's Credit Corporation on September 23, 1997)

        10.10 Series 1998-1 Supplement dated as of May 6, 1998, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

        10.11 Series 1998-2 Supplement dated as of May 21, 1998, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

        10.12 Credit Agreement among Saks Incorporated, Bank of America, N.A. as Agent, several Banks as Agents, and several Banks as Lenders, dated as of August 26, 1999 (incorporated by reference from the Saks Incorporated Form 10-Q for the fiscal quarter ended July 31, 1999)

        10.13 Second Amended and Restated Credit Agreement among Saks Incorporated, Bank of America, N.A. as Agent, several other Banks as Agents, and several Banks as Lenders, dated as of August 26, 1999 (incorporated by reference from the Saks Incorporated Form 10-Q for the fiscal quarter ended July 31, 1999)

        10.14 Series 1999-1 Supplement dated as of July 21, 1999, to the Master Pooling and Servicing Agreement dated as of August 21, 1997, among Saks Credit Corporation, as Transferor, Saks Incorporated, as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Saks Credit Card Master Trust Form 8-K dated July 28, 1999)

        10.15 Master Pooling and Servicing Agreement dated as of August 21, 1997, by and among Saks Credit Corporation, Saks Incorporated, and Norwest Bank Minnesota, National Association, as Trustee, as amended by Amendment No. 1 dated as of February 2, 1998, and Amendment No. 2 dated as of July 1, 1999 (incorporated by reference to Exhibits to the Saks Credit Card Master Trust Current Report on Form 8-K filed on September 23, 1997, Exhibits to the Registrant's Current Report on Form 8-K filed on February 18, 1998 and Exhibits to the Registrant's Current Report on Form 8-K filed on July 2, 1999).

        10.16 Receivables Purchase Agreement dated as of July 1, 1999 by and among National Bank of the Great Lakes, Saks Credit Corporation, and Saks Incorporated (incorporated by reference to Exhibits to the Saks Credit Card Master Trust Current Report on Form 8-K filed on July 2, 1999).

        10.17 *Transfer and Administration Agreement dated as of July 1, 1999 among Enterprise Funding Corporation,
               Saks Transitional Credit Corporation, Saks
               Incorporated, and NationsBank, N.A.

        10.18  *Receivables Purchase Agreement dated as of July
               1, 1999 among National Bank of the Great Lakes,
               Saks Transitional Credit Corporation, and Saks
               Incorporated

MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.

        10.19 Proffitt's, Inc. 1987 Stock Option Plan, as amended (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-46306 of Proffitt's, Inc. dated March 10,
               1992)

        10.20  Saks Incorporated Amended and Restated Employee
               Stock Purchase Plan (incorporated by reference
               from the Exhibits to the Form 10-K of Saks
               Incorporated for the fiscal year ended January 30,
               1999)

        10.21  Saks Incorporated Amended and Restated 1994 Long-
               Term Incentive Plan (incorporated by reference
               from the Exhibits to the Form 10-K of Saks
               Incorporated for the fiscal year ended January 30,
               1999)

        10.22  Saks Incorporated Amended and Restated 1997 Stock-
               Based Incentive Plan (incorporated by reference
               from the Exhibits to the Form 10-K of Saks
               Incorporated for the fiscal year ended January 30,
               1999)

        10.23  Saks Incorporated 401(k) Retirement Plan
               (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

        10.24  Trust Agreement for the Saks Incorporated 401(k)
               Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

        10.25  Saks Incorporated Supplemental Savings Plan
               (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

        10.26 Trust Agreement for the Saks Incorporated Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

        10.27  First Amendment to Proffitt's, Inc. Supplemental
               Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

        10.28  Second Amendment to Proffitt's, Inc. Supplemental
               Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

        10.29 G.R. Herberger's, Inc. 401(k) Employee Stock Purchase Plan and Employee Stock Ownership Plan (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 333-27813 of Proffitt's, Inc. dated May 27, 1997)

        10.30  Third Amendment and Restatement of the Parisian,
               Inc. Stock Option Plan for Officers (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended
               February 1, 1997)

        10.31 First Amendment and Restatement of The Parisian, Inc. Management Incentive Plan(incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

        10.32  Younkers, Inc. Stock and Incentive Plan
               (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

        10.33  Younkers, Inc. Management Stock Option Plan
               (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

        10.34  Younkers, Inc. 1993 Long-Term Incentive Plan
               (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-59224 of Younkers, Inc.)

        10.35  Form of Younkers, Inc. Deferred Compensation Plan
               (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended May 1, 1993)

        10.36  Carson Pirie Scott & Co. Supplemental Executive
               Retirement Plan (incorporated by reference to Carson Pirie Scott & Co. Common Shares
               Registration Statement No. 33-67514)

        10.37  Carson Pirie Scott & Co. Deferred Compensation
               Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended January 28, 1995)

        10.38 Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

        10.39  Carson Pirie Scott & Co. 1996 Long-Term Incentive
               Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

        10.40  Carson Pirie Scott & Co. Savings Plan
               (incorporated by reference from the Exhibits to the Form S-8 Carson Pirie Scott & Co. Registration
               Statement No. 33-93012)

        10.41  Saks Fifth Avenue Retirement Savings Plan
               (incorporated by reference from the Exhibits to the Form S-8 Saks Incorporated Registration
               Statement No. 333-66759)

        10.42  Saks Holdings, Inc. 1996 Management Stock
               Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc.
               filed with the Commission on August 29, 1996)

        10.43 Saks Fifth Avenue Supplemental Pension Plan, effective July 2, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks
               Holdings, Inc. for the fiscal year ended January
               31, 1998)

        10.44 Saks Holdings, Inc. Senior Management Stock Incentive Plan, dated as of October 17, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

        10.45 Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

        10.46 Amendment to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

        10.47  $500,000 Loan Agreement between Proffitt's, Inc.
               and R. Brad Martin dated February 1, 1989
               (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 28, 1989)

        10.48 Form of Deferred Compensation Agreement between Younkers, Inc. and Robert M. Mosco, as amended (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

        10.49  *Form of Sixth Amended and Restated Employment
               Agreement by and between R. Brad Martin, Chairman and Chief Executive Officer, and Saks Incorporated dated March 1, 2000

        10.50 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to R. Brad Martin dated October 11, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

        10.51 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to R. Brad Martin dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

        10.52  *Form of Employment Agreement between Saks
               Incorporated and Robert M. Mosco, President of
               Merchandising and Chief Operating Officer dated
               March 1, 2000

        10.53 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Robert M. Mosco dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

        10.54 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Robert M. Mosco dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

        10.55  *Form of Employment Agreement by and between Saks
               Incorporated and James A. Coggin, President and
               Chief Administrative Officer dated March 1, 2000

        10.56 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to James A. Coggin dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

        10.57 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to James A. Coggin dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

        10.58  *Form of Employment Agreement between Saks
               Incorporated and Douglas E. Coltharp, Executive
               Vice President and Chief Financial Officer dated
               March 1, 2000

        10.59 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Douglas E. Coltharp dated November 25, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

        10.60 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Douglas E. Coltharp dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

        10.61  *Form of Employment Agreement between Saks
               Incorporated and Brian J. Martin, Executive Vice
               President and General Counsel dated March 1, 2000

        10.62 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Brian J. Martin dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

        10.63 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Brian J. Martin dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

        10.64  *Form of Employment Agreement by and between Saks
               Incorporated and Donald E. Wright dated March 1,
               2000

        10.65 Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Donald E. Wright dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

        10.66 Form of Employment Agreement by and between Proffitt's, Inc. and Stanton J. Bluestone dated October 29, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

        10.67 Form of Employment Agreement by and between Saks Holdings, Inc., Proffitt's, Inc. and Philip B. Miller dated as of September 3, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated September 23, 1998)

        10.68  *Form of Saks Incorporated 1998 Senior Executive Bonus
               Plan

        10.69  *Form of Saks Fifth Avenue Pension Plan

        13.1 *Annual Report to Shareholders for the fiscal year ended January 29, 2000 (not to be deemed filed except for those portions thereof which are incorporated herein by reference in this filing)

        21.1   *Subsidiaries of the registrant

        23.1   *Consents of Independent Accountants

        27.1   *Financial Data Schedule

        99.1   *Cautionary Statements Relating to Forward-Looking
               Information

*Filed as a current year Exhibit.