Form 10-Q
period 2000-04-29
SAKS INC
filed 2000-06-12
CIK 812900

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended   April 29, 2000     or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from                                  to

        Commission file number:   1-13113

SAKS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation)	62-0331040 (IRS Employer Identification No.)
750 Lakeshore Drive Birmingham, Alabama (Address of Principal Executive Offices)	35211 (Zip Code)

(205) 940-4000
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       X           No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    Common Stock, $.10 Par Value -- 141,323,685 shares as of April 29, 2000

SAKS INCORPORATED

Index

PART I. FINANCIAL INFORMATION                                                                                Page No.

PART I
FINANCIAL INFORMATION

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	April 29, 2000 (Unaudited)	January 29, 2000	May 1,1999 (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 21,342	$ 19,560	$ 43,926
Retained interest in accounts receivable	206,550	202,134	191,412
Merchandise inventories	1,648,211	1,487,783	1,571,182
Other current assets	100,565	122,983	85,803
Deferred income taxes	54,575	62,198	79,463
Total current assets	2,031,243	1,894,658	1,971,786

Property and Equipment, net	2,376,555	2,350,543	2,134,459
Goodwill and Intangibles, net	573,326	578,001	591,703
Deferred Income Taxes	198,741	213,204	255,976
Other Assets	61,168	62,546	73,446

TOTAL ASSETS	$ 5,241,033	$ 5,098,952	$ 5,027,370

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$ 423,788	$ 235,967	$ 425,479
Accrued expenses and other current liabilities	478,633	540,124	466,502
Current portion of long-term debt	7,598	7,771	12,167
Total current liabilities	910,019	783,862	904,148

Long-Term Debt	1,970,829	1,966,802	1,919,516
Other Long-Term Liabilities	138,229	139,945	161,778
Total liabilities	3,019,077	2,890,609	2,985,442

Commitments and Contingencies

Shareholders' Equity	2,221,956	2,208,343	2,041,928

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 5,241,033	$ 5,098,952	$ 5,027,370

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	April 29, 2000 (Unaudited)	May 1, 1999 (Unaudited)
Net sales	$ 1,497,898	$ 1,460,827
Cost of sales	946,805	910,699
Gross margin	551,093	550,128

Selling, general and administrative expenses	323,141	320,423
Other operating expenses	134,687	126,126
Store pre-opening costs	2,689	2,192
Integration costs	1,597	8,397
Year 2000 expenses	-	1,507
Gains from long-lived assets and closings	(2,346)	-
Operating income	91,325	91,483
Other income (expense):
Interest expense	(36,873)	(34,976)
Other income (expense), net	150	(4)
Income before provision for income taxes and extraordinary items	54,602	56,503
Provision for income taxes	20,747	22,768

Income before extraordinary items	33,855	33,735
Extraordinary loss on extinguishment of debt, net of taxes	-	(9,261)

Net income	$ 33,855	$ 24,474

Basic earnings per common share:
Income before extraordinary items	$ 0.24	$ 0.23
Extraordinary items	-	(0.06)
Net income	$ 0.24	$ 0.17

Diluted earnings per common share:
Income before extraordinary items	$ 0.24	$ 0.23
Extraordinary items	-	(0.06)
Net income	$ 0.24	$ 0.17

Weighted average common shares:
Basic	142,175	144,424
Diluted	143,110	147,663
See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	April 29, 2000 (Unaudited)	May 1, 1999 (Unaudited)
Operating Activities:
Net income	$ 33,855	$ 24,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,255	41,528
Gains from long-lived assets and closings	(2,346)	-
Extraordinary loss on extinguishment of debt	-	7,310
Deferred income taxes	22,086	14,568
Change in operating assets and liabilities, net	(11,720)	(180,163)
Net Cash Provided By (Used In) Operating Activities	91,130	(92,283)

Investing Activities:
Purchases of property and equipment, net	(74,303)	(67,872)
Proceeds from the sale of assets	6,055	-
Acquisition of Mercantile stores	-	(2,519)
Net Cash Used In Investing Activities	(68,248)	(70,391)

Financing Activities:
Proceeds from long-term borrowings	-	200,000
Payments on long-term debt and capital lease obligations	(2,146)	(8,394)
Borrowings (repayments) under credit facilities	6,000	(150,000)
Purchases and retirements of common stock	(25,010)	-
Proceeds from issuance of common stock	56	4,330
Release of cash held in escrow for debt redemption	-	363,753
Payment of REMIC certificates	-	(235,841)
Net Cash Provided By (Used In) Financing Activities	(21,100)	173,848

Increase In Cash and Cash Equivalents	1,782	11,174

Cash and cash equivalents at beginning of period	19,560	32,752

Cash and cash equivalents at end of period	$ 21,342	$ 43,926
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the "Company"). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

The accompanying balance sheet at January 29, 2000 has been derived from the audited financial statements at that date.

Sales, as previously reported in prior years, have been restated to exclude leased departments and other sales with no effect on previously reported gross margin, operating income, net income, shareholders' equity or cash flows. Restated sales amounts represent only owned department sales and leased department commissions. Leased department sales of $59.2 million and $51.8 million are excluded from net sales for the three months ended April 29, 2000 and May 1, 1999, respectively. Commissions from leased departments of $8.9 million and $7.9 million are included in net sales for the three months ended April 29, 2000 and May 1, 1999, respectively.

In order to maintain consistency and comparability between periods presented, certain other amounts have been reclassified from the previously reported financial statements to conform to the financial statement presentation of the current period. These reclassifications have no effect on previously reported net income, shareholders' equity or cash flows.

NOTE 2 -- BUSINESS COMBINATIONS AND INTEGRATION COSTS

For the three month periods ended April 29, 2000 and May 1, 1999, the Company incurred certain integration costs related to several prior business combinations. The costs for 2000 were primarily comprised of systems conversions and other related charges associated with the current consolidation efforts of the Herberger's and McRae's operating divisions and distribution centers aggregating $2.3 million, reduced by revised estimates of prior integration events of $0.7 million. The costs for 1999 primarily consisted of the consolidation and conversion of redundant systems and administrative operations.

A reconciliation of the aforementioned costs to the amounts of integration costs remaining unpaid at April 29, 2000 is as follows (in thousands):

Amounts unpaid at January 29, 2000 related to prior integration events	$ 13,576
Revisions to prior year estimates	(672)
Integration costs for the period	2,269
Amounts paid during the period	(2,383)
Amounts representing non-cash charges	(1,337)
Amounts unpaid at April 29, 2000	$ 11,453

The components of the aforementioned amounts unpaid are as follows (in thousands):

	April 29, 2000	January 29, 2000
Direct merger costs	$ 5,018	$ 5,558
Severance	5,789	6,874
Contractual obligations with extended payment terms	202	248
Other	444	896
Total	$ 11,453	$ 13,576

NOTE 3 -- EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three months ended April 29, 2000 and May 1, 1999 are as follows (income and shares in thousands):

	For the Three Months Ended April 29, 2000			For the Three Months Ended May 1, 1999
	Income (a)	Weighted Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$ 33,855	142,175	$ 0.24	$ 33,735	144,424	$ 0.23
Effect of dilutive stock options (based on the treasury stock method using the average price)		935			3,239

Diluted EPS	$ 33,855	143,110	$ 0.24	$ 33,735	147,663	$ 0.23

(a) Income before extraordinary items.

NOTE 4 -- CONTINGENCIES

The Company is involved in several legal proceedings arising in the normal course of business activities, and it has established accruals for losses where appropriate. Management believes that none of these legal proceedings will have an ongoing material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 5 -- SEGMENT REPORTING

The Company has identified three reportable segments, which are as follows: department stores, furniture and the direct response business. The department store segment includes all department stores that the Company operates as well as the proprietary credit card operation owned by National Bank of the Great Lakes (the "Bank"), the Company's wholly owned subsidiary. The Bank's proprietary credit card operation is considered an integral component of the department store segment, as its primary purpose is to support and enhance this segment's retail operations. Management continues to address the appropriateness of the Company's reportable segments in light of continuing changes in its customers, merchandise assortment and organizational structure.  The furniture segment includes the Company's five freestanding furniture stores as well as furniture departments within existing department stores. The direct response business includes the Company's direct marketing catalogs of Folio and Bullock & Jones and all electronic commerce business in connection with the development of the Company's new retail website, saksfifthavenue.com. The combined operations of the furniture and direct response business segments represent less than three percent of the Company's total revenues, assets and operating profit. As a consequence, the results of operations of these two segments are not segregated, and the three identified segments are combined within the consolidated financial statements of the Company. The Company anticipates that the direct response business will become a more significant segment when the Company launches the saksfifthavenue.com website and will be disclosed separately during late fiscal 2000.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended the effective date provisions of SFAS No. 133. The new statement defers application of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Thus, SFAS No. 133 will be effective for the Company in the first quarter of fiscal year 2001. The Company is in the process of ascertaining the effect this new standard will have on its financial statements.

NOTE 7 -- COMPREHENSIVE INCOME

The Company had no changes to the components of comprehensive income for the three month periods ended April 29, 2000 and May 1, 1999 other than net income.

NOTE 8 -- SHARE REPURCHASES

In July 1999, the Board of Directors of the Company authorized a share repurchase program for up to five million shares, or approximately 3.5% of the then outstanding common stock. As of January 29, 2000, 2,004,000 shares had been repurchased under the program for an aggregate amount of $33.3 million, and for the three months ended April 29, 2000, the Company repurchased an additional 2,041,000 shares for an aggregate amount of $25.0 million.

NOTE 9 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's Senior Notes (which are all of the wholly owned subsidiaries of Saks Incorporated except for special purpose subsidiaries, REMIC subsidiaries and trusts, prior to January 29, 2000, the Bank and other immaterial subsidiaries); and 3) on a combined basis, the Company's special purpose subsidiaries, REMIC subsidiaries and trusts, prior to January 29, 2000, the Bank and other immaterial subsidiaries, which collectively represent the only non-guarantor subsidiaries of the Senior Notes. Effective January 29, 2000, the REMIC subsidiaries and trusts were dissolved leaving the special purpose subsidiaries, the Bank and other immaterial subsidiaries as the only non-guarantor subsidiaries at January 29, 2000. The operations of the REMIC entities, however, are included in the results of operations for the three month period ended May 1, 1999. The condensed consolidating financial statements presented for the three month periods ended April 29, 2000 and May 1, 1999 and as of January 29, 2000 reflect the respective legal entity compositions at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries. Borrowings and the related interest expense under the Company's revolving credit facility are allocated to Saks Incorporated and the guarantor subsidiaries under an informal lending arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At April 29, 2000, Saks Incorporated was comprised of a majority of the Company's long-term debt, one store location, and the operations of a small group of corporate employees.

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT APRIL 29, 2000 (Unaudited)
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
ASSETS	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents		($3,048)	$24,390		$21,342
Retained interest in accounts receivable			206,550		206,550
Merchandise inventories	3,996	1,644,215			1,648,211
Deferred income taxes		62,888	(8,313)		54,575
Intercompany borrowings	$1,696	23,044	2,806	($27,546)
Other current assets		100,523	42		100,565

Total Current Assets	5,692	1,827,622	225,475	(27,546)	2,031,243

Property and Equipment, net	9,380	2,367,175			2,376,555
Goodwill and Intangibles, net		573,326			573,326
Other Assets		55,966	5,202		61,168
Deferred Income Taxes		198,741			198,741
Investment in and Advances to Subsidiaries	4,078,214	104,852		(4,183,066)

Total Assets	$4,093,286	$5,127,682	$230,677	($4,210,612)	$5,241,033

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,199	$422,589			$423,788
Accrued expenses and other current liabilities	$44,518	429,703	$4,412		478,633
Intercompany borrowings		2,806	24,740	($27,546)
Current portion of long-term debt		7,598			7,598

Total Current Liabilities	45,717	862,696	29,152	(27,546)	910,019

Long-Term Debt	1,815,000	155,829			1,970,829
Other Long-Term Liabilities	10,613	127,616			138,229
Investment by and Advances from Parent		3,981,541	201,525	(4,183,066)
Shareholders' Equity	2,221,956				2,221,956

Total Liabilities and Shareholder' Equity	$4,093,286	$5,127,682	$230,677	($4,210,612)	$5,241,033

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 29, 2000 (Unaudited)
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$3,331	$1,494,567			$1,497,898
Costs and expenses
Cost of sales	2,256	944,549			946,805
Selling, general and administrative expenses	3,197	357,009	$15,280	($52,345)	323,141
Other operating expenses	904	133,783			134,687
Store pre-opening costs		2,689			2,689
Integration costs		1,597			1,597
Gains from long-lived assets and closings		(2,346)			(2,346)
Operating income (loss)	(3,026)	57,286	(15,280)	52,345	91,325

Other income (expense)
Finance charge income, net			52,345	(52,345)
Intercompany exchange fees		(8,760)	8,760
Intercompany servicer fees		9,355	(9,355)
Equity in earnings of subsidiaries	56,772	11,809		(68,581)
Interest expense	(33,351)	(2,706)	(816)		(36,873)
Other income (expense), net		150			150

Income before provision (benefit) for income taxes	20,395	67,134	35,654	(68,581)	54,602

Provision (benefit) for income taxes	(13,460)	21,748	12,459		20,747

Net income	$33,855	$45,386	$23,195	($68,581)	$33,855

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 29, 2000 (Unaudited)
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income	$33,855	$45,386	$23,195	($68,581)	$33,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings (losses) of subsidiaries	(56,772)	(11,809)		68,581
Depreciation and amortization		49,255			49,255
Deferred income taxes		27,126	(5,040)		22,086
Gains from long-lived assets and closings		(2,346)			(2,346)
Changes in operating assets and liabilities, net	4,714	(11,892)	(4,542)		(11,720)

Net Cash Provided By (Used In) Operating Activities	(18,203)	95,720	13,613		91,130

INVESTING ACTIVITIES
Purchases of property and equipment, net		(74,303)			(74,303)
Proceeds from the sale of assets		6,055			6,055

Net Cash Used In Investing Activities		(68,248)			(68,248)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	37,157	(25,325)	(11,832)
Payments on long-term debt and capital lease obligations		(2,146)			(2,146)
Borrowings (repayments) under credit facilities	6,000				6,000
Purchases and retirements of common stock	(25,010)				(25,010)
Proceeds from issuance of common stock	56				56

Net Cash Provided By (Used In) Financing Activities	18,203	(27,471)	(11,832)		(21,100)

Increase In Cash and Cash Equivalents	0	1	1,781		1,782

Cash and cash equivalents at beginning of period	0	(3,049)	22,609		19,560

Cash and cash equivalents at end of period	$0	($3,048)	$24,390		$21,342

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 1, 1999 (Unaudited)
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
ASSETS	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents		($27,468)	$71,394		$43,926
Retained interest in accounts receivable			191,412		191,412
Merchandise inventories		1,571,182			1,571,182
Deferred income taxes		79,468	(5)		79,463
Intercompany borrowings	44,780			($44,780)
Other current assets		78,678	7,125		85,803

Total Current Assets	44,780	1,701,860	269,926	(44,780)	1,971,786

Property and Equipment, net		1,622,511	511,948		2,134,459
Goodwill and Intangibles, net		591,703			591,703
Other Assets		68,110	5,336		73,446
Deferred Income Taxes		255,976			255,976
Investment in and Advances to Subsidiaries	3,810,105	1,620,131		(5,430,236)

Total Assets	$3,854,885	$5,860,291	$787,210	($5,475,016)	$5,027,370

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable		$425,479			$425,479
Accrued expenses and other current liabilities	41,709	408,181	$16,612		466,502
Intercompany borrowings			44,780	($44,780)
Current portion of long-term debt		12,167			12,167

Total Current Liabilities	41,709	845,827	61,392	(44,780)	904,148

Long-Term Debt	1,758,000	161,516			1,919,516
Deferred Income Taxes		(8,237)	8,237
Other Long-Term Liabilities	13,248	146,800	1,730		161,778
Subordinated Debt
Investment by and Advances from Parent		4,714,385	715,851	(5,430,236)
Shareholders' Equity	2,041,928				2,041,928

Total Liabilities and Shareholders' Equity	$3,854,885	$5,860,291	$787,210	($5,475,016)	$5,027,370

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MAY 1, 1999 (Unaudited)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$1,460,827			$1,460,827
Costs and expenses
Cost of sales		910,699			910,699
Selling, general and administrative expenses	2,414	336,841	$25,527	($44,359)	320,423
Other operating expenses	691	135,716	(10,281)		126,126
Store pre-opening costs		2,192			2,192
Integration costs		8,397			8,397
Year 2000 expenses		1,507			1,507

Operating income (loss)	(3,105)	65,475	(15,246)	44,359	91,483

Other income (expense)
Finance charge income, net			44,359	(44,359)
Intercompany exchange fees		(8,184)	8,184
Intercompany servicer fees		10,810	(10,810)
Equity in earnings (losses) of subsidiaries	46,320	4,091		(50,411)
Interest expense	(30,945)	(3,293)	(738)		(34,976)
Other income (expense), net		(4)			(4)

Income before provision (benefit) for income taxes and extraordinary items	12,270	68,895	25,749	(50,411)	56,503

Provision (benefit) for income taxes	(12,204)	25,487	9,485		22,768

Income before extraordinary items	24,474	43,408	16,264	(50,411)	33,735
Extraordinary items, net of taxes			(9,261)		(9,261)
Net income	$24,474	$43,408	$7,003	($50,411)	$24,474

SAKS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 1, 1999 (Unaudited)
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income	$24,474	$43,408	$7,003	($50,411)	$24,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings (losses) of subsidiaries	(46,320)	(4,091)		50,411	0
Depreciation and amortization		38,043	3,485		41,528
Deferred income taxes		14,568			14,568
Extraordinary loss on extinguishment of debt			7,310		7,310
Changes in operating assets and liabilities, net		(135,215)	(44,948)		(180,163)

Net Cash Provided By (Used In) Operating Activities	(21,846)	(43,287)	(27,150)		(92,283)

INVESTING ACTIVITIES
Purchases of property and equipment, net		(57,872)	(10,000)		(67,872)
Acquisition of Mercantile stores		(2,519)			(2,519)

Net Cash Used In Investing Activities		(60,391)	(10,000)		(70,391)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(52,850)	(252,398)	305,248
Proceeds from long-term borrowings	200,000				200,000
Payments on long-term debt and capital lease obligations		(8,394)			(8,394)
Borrowings (repayments) under credit facilities	(150,000)				(150,000)
Payment of REMIC certificates			(235,841)		(235,841)
Release of cash held in escrow for debt redemption		363,753			363,753
Proceeds from issuance of common stock	4,330				4,330

Net Cash Provided By Financing Activities	1,480	102,961	69,407		173,848

Increase (Decrease) In Cash and Cash Equivalents	(20,366)	(717)	32,257		11,174

Cash and cash equivalents at beginning of period	20,366	(26,751)	39,137		32,752

Cash and cash equivalents at end of period	$0	($27,468)	$71,394		$43,926

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 29, 2000
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
ASSETS	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents		($3,049)	$22,609		$19,560
Retained interest in accounts receivable			202,134		202,134
Merchandise inventories		1,487,783			1,487,783
Deferred income taxes		67,238	(5,040)		62,198
Intercompany borrowings	27,659	23,883	7,636	($59,178)
Other current assets		122,941	42		122,983

Total Current Assets	27,659	1,698,796	227,381	(59,178)	1,894,658

Property and Equipment, net		2,350,543			2,350,543
Goodwill and Intangibles, net		578,001			578,001
Other Assets		56,657	5,889		62,546
Deferred Income Taxes		213,204			213,204
Investment in and Advances to Subsidiaries	4,023,830	93,042		(4,116,872)

Total Assets	$4,051,489	$4,990,243	$233,270	($4,176,050)	$5,098,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable		$235,967			$235,967
Accrued expenses and other current liabilities	22,769	512,130	$5,225		540,124
Intercompany borrowings		7,636	51,542	($59,178)
Current portion of long-term debt		7,771			7,771

Total Current Liabilities	22,769	763,504	56,767	(59,178)	783,862

Long-Term Debt	1,809,000	157,802			1,966,802
Other Long-Term Liabilities	11,377	128,568			139,945
Investment by and Advances from Parent		3,940,369	176,503	(4,116,872)
Shareholders' Equity	2,208,343				2,208,343

Total Liabilities and Shareholders' Equity	$4,051,489	$4,990,243	$233,270	($4,176,050)	$5,098,952

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The retained interest in accounts receivable, inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the retail industry.

Retained interest in accounts receivable at April 29, 2000 is higher compared to May 1, 1999 primarily due to the increase in sales and increased gains from the sale of receivables under the securitization program occurring during the last twelve months.

Merchandise inventory at April 29, 2000 increased over May 1, 1999 balances primarily due to new store locations opened and expansions of existing stores during the last twelve months.

Property and equipment balances at April 29, 2000 increased over May 1, 1999 balances due to capital expenditures over the last twelve months primarily related to new store additions, as well as expansions, replacements and the remodeling of existing stores.

Goodwill and intangibles at April 29, 2000 decreased from May 1, 1999 primarily due to the amortization of goodwill coupled with the write-off of certain store goodwill associated with store closings in the last twelve months.

Long-term debt at April 29, 2000 increased over long-term debt at May 1, 1999 primarily due to funds required for capital expenditures for the last twelve months, increases in working capital associated with new and expanded store locations and share repurchases under the current authorized share repurchase program.

Included within the Company's long-term debt are senior notes payable. The April 29, 2000 notes payable balance increased to $1.65 billion from the May 1, 1999 balance of $1.3 billion due to the July 1999 issuance of $350 million in 7.0% senior notes which mature in 2004. This increase in senior notes payable was offset by a reduction in the revolving credit facility by $293 million. The Company entered into an interest rate swap agreement in connection with the July 1999 senior note issuance for the full notional amount of $350 million, which swaps a fixed rate with a variable interest rate.

At April 29, 2000 the Company had total debt outstanding of approximately $1.98 billion with an additional $834 million available to borrow under its existing credit facilities. Of the available amount, $584 million expires in 2003 and $250 million expires in August of 2000.

National Bank of the Great Lakes, a wholly owned subsidiary of the Company, owns all proprietary credit card accounts maintained for the Company's retail customers and sells the receivables generated by these accounts to the Company's special purpose subsidiaries. The special purpose subsidiaries transfer the receivables, with limited recourse, to either a credit card related trust or a bank conduit facility in exchange for cash and subordinated certificates representing undivided interests in the pool of receivables. These facilities subsequently issue certificates of beneficial interest, also representing undivided interests in the pool of receivables, to investors. At April 29, 2000, funding under the securitization totaled $1.1 billion, which consisted of $497 million in fixed rate term certificates outstanding, $401 million in floating rate term certificates outstanding and $210 million outstanding under its variable funding certificates.

Results of Operations

The following table shows for the periods indicated certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales. (Numbers may not foot due to rounding)

	Three Months Ended
	4/29/00	5/01/00
Net Sales
Costs and expenses:	100.0%	100.0%
Cost of sales	63.2	62.3
Selling, general & administrative expenses	21.6	21.9
Other operating expenses	9.0	8.6
Store pre-opening costs	0.2	0.2
Integration costs	0.1	0.6
Gains from long-lived assets	(0.2)	0.0
Year 2000 expenses	0.0	0.1
Operating income	6.1	6.3
Other income (expense):
Interest expense	(2.5)	(2.4)
Other income (expense), net	0.0	0.0
Income before provision for income taxes and extraordinary items	3.6	3.9
Provision for income taxes	1.4	1.6
Income before extraordinary items	2.3	2.3
Extraordinary loss, net of taxes	(0.0)	(0.6)
NET INCOME	2.3%	1.7%

Net sales

For the three months ended April 29, 2000, total Company sales were $1.50 billion, a 2.5% increase over $1.46 billion in the prior year. The sales increase for the quarter was primarily attributable to additional sales from new stores opened and a comparable store sales increase of 1.4% for the first quarter, reduced by sales related to closed stores.

Gross margin

For the three months ended April 29, 2000, gross margin was $551.1 million, or 36.8% of net sales, compared to $550.1 million, or 37.7% of net sales, for the three months ended May 1, 1999. The deterioration in margin rate was primarily due to higher than anticipated promotional activity primarily in women's ready-to-wear as a result of lower than expected sales and, to a lesser extent, increased buying costs.

Selling, general and administrative expenses ("SGA")

For the three months ended April 29, 2000, SGA was $323.1 million, or 21.6% of net sales, compared to $320.4 million, or 21.9% of net sales, for the three months ended May 1, 1999. The rate improvement primarily was attributable to higher finance charge income resulting from changes in payment terms and increased proprietary credit card penetration coupled with improved expense leverage as a result of slightly increasing sales while expense dollars remained essentially flat with the prior year. These improvements were partially offset by the increases in expenses incurred to launch the Company's e-commerce business.

Other operating expenses

For the three months ended April 29, 2000, other operating expenses were $134.7 million, or 9.0% of net sales, compared to $126.1 million, or 8.6% of net sales, for the three months ended May 1, 1999. The increase of $8.6 million primarily was due to higher depreciation and amortization expenses of approximately $7.7 million, which was attributable to new owned stores opened in the last twelve months, increased investments in information technology and a revision of certain intangible useful lives primarily from 40 to 20 years.

Integration costs

For the three months ended April 29, 2000, net integration costs were $1.6 million, or 0.1% of net sales, compared to $8.4 million, or 0.6% of net sales, for the three months ended May 1, 1999. The 2000 integration costs primarily related to systems conversions and other charges related to the current consolidation efforts of certain operating and logistics functions. The 1999 integration costs primarily related to expenses incurred in the consolidation and conversion of redundant systems and administrative operations.

Year 2000 expenses ("Y2K")

For the three months ended April 29, 2000 the Company incurred no Y2K expenses. For the three months ended May 1, 1999, the Company incurred $1.5 million related to the required system upgrades, replacements and modifications to prepare for the year 2000 to prevent systems failure or business interruption. The Company experienced no significant system delays or interruptions on or after January 1, 2000 that related to non-compliance of systems within the Company or any of its suppliers or third parties. The Company does not anticipate any non-compliance issues in the future that would result in a significant cost to the Company or delay the business. For complete disclosure of the Company's Y2K issues, refer to "Management's Discussion and Analysis" contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended January 29, 2000.

Gains from long-lived assets and closings

For the three months ended April 29, 2000, the Company recognized gains from long-lived assets and closings of $2.3 million, which related to the sale of a store location and an abandoned distribution center at values above their respective carrying amounts.

Interest expense

For the three months ended April 29, 2000, interest expense was $36.9 million, or 2.5% of net sales, compared to $35.0 million, or 2.4% of net sales, for the three months ended May 1, 1999. The increase was primarily due to slightly higher average outstanding borrowings coupled with higher interest rates.

Income before extraordinary items

Income before extraordinary items for the three months ended April 29, 2000 totaled $33.9 million, or $0.24 per diluted share, which was essentially flat with the $33.8 million, or $0.23 per diluted share, for the three months ended May 1, 1999.

Extraordinary item

The extraordinary loss for the three months ended May 1, 1999 related to the February 1999 repurchase of $236 million of outstanding REMIC mortgage certificates. In conjunction with this debt restructuring, the Company incurred charges related to the early extinguishment of debt totaling $9.3 million after taxes.

Forward-looking information

Certain information presented in this Form 10-Q addressed future results or expectations and is considered "forward-looking" information within the definition of the Federal securities laws. Forward-looking statements can be identified through the use of words such as "may," "will," "intend," "plan," "project," "expect," "anticipate," "should," "would," "believe," "estimate," "contemplate," "possible," and "point." The forward-looking information is premised on many factors. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management's assumptions.

The forward-looking information and statements are based on a series of projections and estimates and involve certain risks and uncertainties. Potential risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; favorable customer response to increased relationship marketing efforts and the company's proprietary credit card loyalty programs; appropriate inventory management; effective and timely execution of home office consolidations; reduction of corporate overhead; effective operations of the Company's national bank's credit card operations; changes in interest rates; and a successful launch of saksfifthavenue.com. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 of the Company's Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission, which may be accessed via EDGAR through the Internet www.sec.gov.

The Company undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised, however, to consult any further disclosures the Company makes on related subjects in its reports with the Securities and Exchange Commission and in its press releases.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The Company's exposure to market risk primarily arises from changes in interest rates. Changes in interest rates may adversely affect the company's financial position, results of operations, and cash flows. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. The Company does not enter into derivative financial instruments for trading purposes. The Company is exposed to interest rate risk through its securitization, borrowing, and derivative financial instrument activities, which are described the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended January 29, 2000.

Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at April 29, 2000, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

PART II
OTHER INFORMATION

Item 6.    Exhibits

                (a)    Exhibits.

                        27.1    Financial Data Schedule

                (b)    Form 8-K Reports

                         There were no 8-Ks filed during the quarter ended April 29, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Action of 1934, the registrant during the quarter caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                         SAKS INCORPORATED
                                                                         (Registrant)

Date:    June 12, 2000                                     By:       /s/ Douglas E. Coltharp
                                                                                  Douglas E. Coltharp, Executive Vice President and
                                                                                  Chief Financial Officer