Form 10-Q
period 2000-07-29
SAKS INC
filed 2000-09-13
CIK 812900

UNITED STATES
THIS DOCUMENT IS A COPY OF THE SAKS INCORPORATED QUARTERLY REPORT FILED ON FORM 10-Q FILED ON SEPTEMBER 13, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
      1934

For the quarterly period ended July 29, 2000

OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
    1934
For the transition period from ________________  to ________________

For Quarter Ended: July 29, 2000
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

Common Stock, $.10 Par Value -- 141,386,063 shares as of July 29, 2000

SAKS INCORPORATED

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	July 29, 2000 (Unaudited)	January 29, 2000	July 31, 1999 (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 54,707	$ 19,560	$ 22,683
Retained interest in accounts receivable	193,749	202,134	160,816
Merchandise inventories	1,495,728	1,487,783	1,516,710
Other current assets	97,970	122,983	87,373
Deferred income taxes	43,227	62,198	74,094
Total current assets	1,885,381	1,894,658	1,861,676

Property and Equipment, net	2,398,892	2,350,543	2,217,974
Goodwill and Intangibles, net	562,058	578,001	588,630
Deferred Income Taxes	220,633	213,204	236,750
Other Assets	58,081	62,546	67,720

TOTAL ASSETS	$ 5,125,045 ===========	$ 5,098,952 ==========	$ 4,972,750 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$ 318,813	$ 235,967	$ 354,175
Accrued expenses and other current liabilities	446,540	540,124	439,011
Current portion of long-term debt	6,773	7,771	10,633
Total current liabilities	772,126	783,862	803,819

Long-Term Debt	1,996,241	1,966,802	1,946,928
Other Long-Term Liabilities	139,928	139,945	160,219
Total liabilities	2,908,295	2,890,609	2,910,966

Commitments and Contingencies

Shareholders' Equity	2,216,750	2,208,343	2,061,784

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 5,125,045 ===========	$ 5,098,952 ===========	$ 4,972,750 ===========

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
 (Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 29, 2000 (Unaudited)	July 31, 1999 (Unaudited)	July 29, 2000 (Unaudited)	July 31, 1999 (Unaudited)
Net sales	$ 1,386,827	$ 1,378,486	$ 2,884,725	$ 2,839,313
Cost of sales	891,733	864,560	1,838,538	1,775,259
Gross margin	495,094	513,926	1,046,187	1,064,054

Selling, general and administrative expenses	331,894	315,263	655,035	635,686
Other operating expenses	135,611	122,137	270,298	248,263
Store pre-opening costs	352	1,245	3,041	3,437
Integration costs	4,596	10,052	6,193	18,449
Losses from long-lived assets and closings	3,020	-	674	-
Year 2000 expenses	-	2,485	-	3,992
Operating income	19,621	62,744	110,946	154,227
Other income (expense):
Interest expense	(35,510)	(34,312)	(72,383)	(69,288)
Other income (expense), net	(89)	2,824	61	2,820
Income (loss) before provision (benefit) for income taxes and extraordinary items	(15,978)	31,256	38,624	87,759
Provision (benefit) for income taxes	(10,191)	12,437	10,556	35,205
Income (loss) before extraordinary items	(5,787)	18,819	28,068	52,554
Extraordinary loss on extinguishment of debt, net of taxes	-	-	-	(9,261)
Net income (loss)	$ (5,787) =========	$ 18,819 =========	$ 28,068 =========	$ 43,293 =========
Basic earnings (loss) per common share:
Income (loss) before extraordinary items	$ (0.04)	$ 0.13	$ 0.20	$ 0.36
Extraordinary items	-	-	-	(0.06)
Net income (loss)	$ (0.04) =========	$ 0.13 =========	$ 0.20 =========	$ 0.30 =========
Diluted earnings (loss) per common share:
Income (loss) before extraordinary items	$ (0.04)	$ 0.13	$ 0.20	$ 0.36
Extraordinary items	-	-	-	(0.06)
Net income (loss)	$ (0.04) =========	$ 0.13 =========	$ 0.20 =========	$ 0.29 =========
Weighted average common shares:
Basic	141,335	144,774	141,755	144,600
Diluted	141,562	147,242	142,336	147,453

See notes to condensed consolidated financial statements.

SAKS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (Dollar amounts in thousands)

	Six Months Ended
	July 29, 2000 (Unaudited)	July 31, 1999 (Unaudited)
Operating Activities:
Net income	$ 28,068	$ 43,293
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	99,144	82,614
Losses from long-lived assets and closings	674	-
Extraordinary loss on extinguishment of debt	-	7,310
Deferred income taxes	11,542	22,930
Change in operating assets and liabilities, net	24,473	(184,296)
Net Cash Provided By (Used In) Operating Activities	163,901	(28,149)

Investing Activities:
Purchases of property and equipment, net	(149,743)	(178,499)
Proceeds from the sale of assets	17,306	-
Acquisition of stores	-	(4,053)
Net Cash Used In Investing Activities	(132,437)	(182,552)

Financing Activities:
Proceeds from long-term borrowings	-	550,000
Payments on long-term debt and capital lease obligations	(4,059)	(10,416)
Borrowings (repayments) under credit facilities	32,500	(472,100)
Purchases and retirements of common stock	(25,010)	-
Proceeds from issuance of common stock	252	5,236
Release of cash held in escrow for debt redemption	-	363,753
Payment of REMIC certificates	-	(235,841)
Net Cash Provided By Financing Activities	3,683	200,632

Increase (Decrease) In Cash and Cash Equivalents	35,147	(10,069)

Cash and cash equivalents at beginning of period	19,560	32,752

Cash and cash equivalents at end of period	$ 54,707 ========	$ 22,683 ========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended July 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the "Company"). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

The accompanying balance sheet at January 29, 2000 has been derived from the audited financial statements at that date but does not include all of the required disclosures by GAAP.

Sales, as previously reported in prior years, have been restated to exclude leased department sales and other sales with no effect on previously reported gross margin, operating income, net income, shareholders' equity or cash flows. Restated sales amounts represent only owned department sales and leased department commissions. Leased department sales of $51.7 million and $45.2 million are excluded from net sales, and commissions from leased departments of $8.0 million and $6.8 million are included in net sales for the three months ended July 29, 2000 and July 31, 1999, respectively. Leased department sales of $110.9 million and $97.0 million are excluded from net sales, and commissions from leased departments of $16.9 million and $14.7 million are included in net sales for the six months ended July 29, 2000 and July 31, 1999, respectively.

In order to maintain consistency and comparability between periods presented, certain other amounts have been reclassified from previously reported financial statements to conform to the financial statement presentation of the current period. These reclassifications have no effect on previously reported net income, shareholders' equity or cash flows.

NOTE 2 -- BUSINESS COMBINATIONS AND INTEGRATION COSTS

For the three and six-month periods ended July 29, 2000 and July 31, 1999, the Company incurred certain integration costs related to prior business combinations. The costs for 2000 were primarily comprised of systems conversions and other related charges associated with the consolidation efforts of the Herberger's and McRae's operating divisions and distribution centers. The costs for 1999 primarily consisted of the consolidation and conversion of redundant systems and administrative operations.

A reconciliation of the aforementioned costs to the amounts of integration costs remaining unpaid at July 29, 2000 is as follows (in thousands):

Amounts unpaid at January 29, 2000
related to prior integration events	$ 13,576
Revisions to prior year estimates	(672)
Integration costs for the period	6,865
Amounts paid during the period	(5,858)
Amounts representing non-cash charges	(3,131)
Amounts unpaid at July 29, 2000	$ 10,780 =======

The components of the aforementioned amounts unpaid are as follows (in thousands):

	July 29,	January 29,
	2000	2000
Direct merger costs	$ 5,018	$ 5,558
Severance	5,158	6,874
Contractual obligations with extended
payment terms	190	248
Other	414	896
Total	$ 10,780 =======	$ 13,576 ======
NOTE 3 -- EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three and six months ended July 29, 2000 and July 31, 1999 are as follows (income and shares in thousands):

	For the Three Months Ended July 29, 2000			For the Three Months Ended July 31, 1999
	Income (a)	Weighted Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$ (5,787)	141,335	$(0.04)	$18,819	144,774	$ 0.13
Effect of dilutive stock options (based on the treasury stock method using the average price)		227			2,468
Diluted EPS	$ (5,787) =======	141,562 =======	$ (0.04) =======	$18,819 =======	147,242 =======	$ 0.13 =======

	For the Six Months Ended July 29, 2000			For the Six Months Ended July 31, 1999
	Income (a)	Weighted Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$ 28,068	141,755	$ 0.20	$52,554	144,600	$ 0.36
Effect of dilutive stock options (based on the treasury stock method using the average price)		581			2,853
Diluted EPS	$ 28,068 =======	142,336 =======	$ 0.20 =======	$52,554 =======	147,453 =======	$ 0.36 =======

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

NOTE 5 -- SEGMENT REPORTING

The Company has identified the following three reportable segments: department stores, furniture and the direct response business. The department store segment includes all department stores that the Company operates as well as the proprietary credit card operation owned by National Bank of the Great Lakes (the "Bank"), the Company's wholly owned subsidiary. The Bank's proprietary credit card operation is considered an integral component of the department store segment, as its primary purpose is to support and enhance this segment's retail operations. The furniture segment includes the Company's five freestanding furniture stores as well as furniture departments within existing department stores. The direct response business segment includes the Company's Folio and Bullock & Jones direct marketing catalogs and the electronic commerce business, saksfifthavenue.com. The combined operations of the furniture and direct response business segments represent less than three percent of the Company's total revenues, assets and operating profit. As a consequence, the results of operations of these two segments are not segregated, and the three identified segments are combined within the consolidated financial statements of the Company. The Company launched its saksfifthavenue.com website during August 2000 and anticipates that the direct response business will become a more significant segment and will be disclosed separately during late fiscal 2000. Management continues to address the appropriateness of the company's reportable segments in light of continuing changes in its customers, merchandise assortment and organizational structure.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended the effective date provisions of SFAS No. 133. The statement defers application of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Thus, SFAS No. 133 will be effective for the Company in the first quarter of fiscal year 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amended certain provisions within the body of the original FASB Statement No. 133. The Company is in the process of ascertaining the effect that these new standards will have on its financial statements.

NOTE 7 -- COMPREHENSIVE INCOME

The Company had no changes to the components of comprehensive income for the three or six-month periods ended July 29, 2000 and July 31, 1999 other than net income.

NOTE 8 -- SHARE REPURCHASES

In July 1999, the Board of Directors of the Company authorized a share repurchase program for up to five million shares, or approximately 3.5% of the then outstanding common stock. As of January 29, 2000, 2,004,000 shares had been repurchased under the program for an aggregate amount of $33.3 million, and for the six months ended July 29, 2000, the Company repurchased an additional 2,041,000 shares for an aggregate amount of $25.0 million.

NOTE 9 -- SPIN-OFF OF BUSINESSES

On July 19, 2000, the Company announced that the Board of Directors had unanimously approved plans for a strategic restructuring whereby Saks Incorporated will spin off its Saks Fifth Avenue, Saks Direct, and Saks Off 5th operations into a separate, publicly owned company to be named Saks Fifth Avenue Enterprises, Inc. The Company will accomplish the transaction through a tax-free distribution of 100% of Saks Fifth Avenue Enterprises, Inc. common stock to Saks Incorporated shareholders. On September 6, 2000, the Company announced that the spin-off is expected to be completed in the first half of 2001, allowing management time to prepare the definitive shared services agreement and related items in conjunction with the business separation plan.

NOTE 10 -- EXCHANGE OF 3% OWNERSHIP IN SAKS DIRECT

In July 2000, the Company swapped shares equal to 3% of the equity capital of Saks Direct for 3% of the equity capital of Dickson Cyber Concepts Limited. Saks Direct includes the Company's Folio and Bullock & Jones direct marketing catalogs and the Company's electronic commerce business and represents less than 3% of the Company's sales, net income and assets. Dickson Cyber Concepts Limited is a subsidiary of Dickson Concepts (International) Limited and acts as the vehicle through which Dickson Concepts undertakes initiatives in e-commerce and e-tailing business sectors.

NOTE 11 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's Senior Notes (which are all of the subsidiaries of Saks Incorporated except for special purpose subsidiaries, the Bank and other immaterial subsidiaries); and 3) on a combined basis, the Company's special purpose subsidiaries, the Bank and other immaterial subsidiaries, which collectively represent the only non-guarantor subsidiaries of the Senior Notes. The condensed consolidating financial statements presented for the three and six-month periods ended July 29, 2000 and July 31, 1999 and as of January 29, 2000 reflect the legal entity compositions at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries. Borrowings and the related interest expense under the Company's revolving credit facility are allocated to Saks Incorporated and the guarantor subsidiaries under an informal lending arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At July 29, 2000, Saks Incorporated was comprised of a majority of the Company's long-term debt, one store location, and the operations of a small group of corporate employees.

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 29, 2000 (Unaudited)
 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents		$29,142	$25,565		$54,707
Retained interest in accounts receivable			193,749		193,749
Merchandise inventories	$3,556	1,492,172			1,495,728
Deferred income taxes		55,246	(12,019)		43,227
Intercompany borrowings	1,955	14,360	2,232	($18,547)
Other current assets		97,919	51		97,970

Total Current Assets	5,511	1,688,839	209,578	(18,547)	1,885,381

Property and Equipment, net	9,159	2,389,733			2,398,892
Goodwill and Intangibles, net		562,058			562,058
Other Assets		53,316	4,765		58,081
Deferred Income Taxes		220,633			220,633
Investment in and Advances to Subsidiaries	4,079,220	115,285		(4,194,505)

Total Assets	$4,093,890 ==========	$5,029,864 ==========	$214,343 ==========	($4,213,052) ==========	$5,125,045 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,067	$317,746			$318,813
Accrued expenses and other current liabilities	23,054	418,967	$4,519		446,540
Intercompany borrowings		2,232	16,315	($18,547)
Current portion of long-term debt		6,773			6,773

Total Current Liabilities	24,121	745,718	20,834	(18,547)	772,126

Long-Term Debt	1,841,500	154,741			1,996,241
Other Long-Term Liabilities	11,519	128,409			139,928
Investment by and Advances from Parent		4,000,996	193,509	(4,194,505)
Shareholders' Equity	2,216,750				2,216,750

Total Liabilities and Shareholders' Equity	$4,093,890 ==========	$5,029,864 ==========	$214,343 ==========	($4,213,052) ==========	$5,125,045 ==========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 29, 2000 (Unaudited)
 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,947	$1,383,880			$1,386,827
Costs and expenses
Cost of sales	1,915	889,818			891,733
Selling, general and administrative expenses	2,802	360,498	$16,788	($48,194)	331,894
Other operating expenses	926	134,685			135,611
Store pre-opening costs		352			352
Integration costs		4,596			4,596
Losses from long-lived assets and closings		3,020			3,020
Operating income (loss)	(2,696)	(9,089)	(16,788)	48,194	19,621

Other income (expense)
Finance charge income, net			48,194	(48,194)
Intercompany exchange fees		(7,956)	7,956
Intercompany servicer fees		9,978	(9,978)
Equity in earnings of subsidiaries	19,055	10,434		(29,489)
Interest expense	(35,390)	454	(574)		(35,510)
Other income (expense), net		(89)			(89)

Income before provision (benefit) for income taxes	(19,031)	3,732	28,810	(29,489)	(15,978)

Provision (benefit) for income taxes	(13,244)	(7,877)	10,930		(10,191)

Net income (loss)	($5,787) =========	$11,609 =========	$17,880 =========	($29,489) =========	($5,787) =========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JULY 29, 2000 (Unaudited)
(Dollar Amounts In Thousands)
	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$6,278	$2,878,447			$2,884,725
Costs and expenses
Cost of sales	4,171	1,834,367			1,838,538
Selling, general and administrative expenses	5,999	717,507	$32,068	($100,539)	655,035
Other operating expenses	1,830	268,468			270,298
Store pre-opening costs		3,041			3,041
Integration costs		6,193			6,193
Losses from long-lived assets and closings		674			674
Operating income (loss)	(5,722)	48,197	(32,068)	100,539	110,946

Other income (expense)
Finance charge income, net			100,539	(100,539)
Intercompany exchange fees		(16,716)	16,716
Intercompany servicer fees		19,333	(19,333)
Equity in earnings of subsidiaries	75,827	22,243		(98,070)
Interest expense	(68,741)	(2,252)	(1,390)		(72,383)
Other income (expense), net		61			61

Income before provision (benefit) for income taxes	1,364	70,866	64,464	(98,070)	38,624

Provision (benefit) for income taxes	(26,704)	13,871	23,389		10,556

Net income	$28,068 ========	$56,995 ========	$41,075 ========	($98,070) ========	$28,068 ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 29, 2000 (Unaudited)
 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$28,068	$56,995	$41,075	($98,070)	$28,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(75,827)	(22,243)		98,070
Depreciation and amortization		99,144			99,144
Deferred income taxes		16,582	(5,040)		11,542
Losses from long-lived assets and closings		674			674
Changes in operating assets and liabilities, net	(2,062)	17,741	8,794		24,473

Net Cash Provided By (Used In) Operating Activities	(49,821)	168,893	44,829		163,901

INVESTING ACTIVITIES
Purchases of property and equipment, net		(149,743)			(149,743)
Proceeds from the sale of assets		17,306			17,306

Net Cash Used In Investing Activities		(132,437)			(132,437)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	42,079	(206)	(41,873)
Payments on long-term debt and capital lease obligations		(4,059)			(4,059)
Borrowings (repayments) under credit facilities	32,500				32,500
Purchases and retirements of common stock	(25,010)				(25,010)
Proceeds from issuance of common stock	252				252

Net Cash Provided By (Used In) Financing Activities	49,821	(4,265)	(41,873)		3,683

Increase In Cash and Cash Equivalents	0	32,191	2,956		35,147

Cash and cash equivalents at beginning of period	0	(3,049)	22,609		19,560

Cash and cash equivalents at end of period	$0 ========	$29,142 ========	$25,565 ========	========	$54,707 ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 31, 1999 (Unaudited)
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents		($15,380)	$38,063		$22,683
Retained interest in accounts receivable			160,816		160,816
Merchandise inventories		1,516,710			1,516,710
Deferred income taxes		74,099	(5)		74,094
Intercompany borrowings	$46,033			($46,033)
Other current assets		82,336	5,037		87,373

Total Current Assets	46,033	1,657,765	203,911	(46,033)	1,861,676

Property and Equipment, net		1,692,744	525,230		2,217,974
Goodwill and Intangibles, net		588,630			588,630
Other Assets		61,462	6,258		67,720
Deferred Income Taxes		236,750			236,750
Investment in and Advances to Subsidiaries	3,838,987	1,625,155		(5,464,142)

Total Assets	$3,885,020 ========	$5,862,506 ========	$735,399 ========	($5,510,175) ========	$4,972,750 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable		$354,175			$354,175
Accrued expenses and other current liabilities	$22,618	391,578	$24,815		439,011
Intercompany borrowings			46,033	($46,033)
Current portion of long-term debt		10,633			10,633

Total Current Liabilities	22,618	756,386	70,848	(46,033)	803,819

Long-Term Debt	1,785,900	161,028			1,946,928
Deferred Income Taxes		(8,237)	8,237
Other Long-Term Liabilities	14,718	143,771	1,730		160,219
Investment by and Advances from Parent		4,809,558	654,584	(5,464,142)
Shareholders' Equity	2,061,784				2,061,784

Total Liabilities and Shareholders' Equity	$3,885,020 ========	$5,862,506 ========	$735,399 ========	($5,510,175) ========	$4,972,750 ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 31, 1999 (Unaudited)
	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,378,486			$1,378,486
Costs and expenses
Cost of sales		864,560			864,560
Selling, general and administrative expenses	$2,481	333,420	$22,556	($43,194)	315,263
Other operating expenses	176	132,244	(10,283)		122,137
Store pre-opening costs		1,245			1,245
Integration costs		10,052			10,052
Year 2000 expenses		2,485			2,485

Operating income (loss)	(2,657)	34,480	(12,273)	43,194	62,744

Other income (expense)
Finance charge income, net			43,194	(43,194)
Intercompany exchange fees		(7,612)	7,612
Intercompany servicer fees		7,820	(7,820)
Equity in earnings of subsidiaries	38,535	4,319		(42,854)
Interest expense	(31,752)	(2,560)			(34,312)
Other income (expense), net		2,824			2,824

Income before provision (benefit) for income taxes and extraordinary items	4,126	39,271	30,713	(42,854)	31,256

Provision (benefit) for income taxes	(14,693)	15,616	11,514		12,437

Net income	$18,819 ==========	$23,655 ==========	$19,199 ==========	($42,854) ==========	$18,819 ==========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JULY 31, 1999 (Unaudited)
 (Dollar Amounts In Thousands)
	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$2,839,313			$2,839,313
Costs and expenses
Cost of sales		1,775,259			1,775,259
Selling, general and administrative expenses	$4,895	670,261	$48,083	($87,553)	635,686
Other operating expenses	867	267,960	(20,564)		248,263
Store pre-opening costs		3,437			3,437
Integration costs		18,449			18,449
Year 2000 expenses		3,992			3,992

Operating income (loss)	(5,762)	99,955	(27,519)	87,553	154,227

Other income (expense)
Finance charge income, net			87,553	(87,553)
Intercompany exchange fees		(15,796)	15,796
Intercompany servicer fees		18,630	(18,630)
Equity in earnings of subsidiaries	84,855	8,410		(93,265)
Interest expense	(62,697)	(5,853)	(738)		(69,288)
Other income (expense), net		2,820			2,820

Income before provision (benefit) for income taxes and extraordinary items	16,396	108,166	56,462	(93,265)	87,759

Provision (benefit) for income taxes	(26,897)	41,103	20,999		35,205

Income before extraordinary items	43,293	67,063	35,463	(93,265)	52,554

Extraordinary items, net of taxes			(9,261)		(9,261)

Net income	$43,293 ==========	$67,063 ==========	$26,202 ==========	($93,265) ==========	$43,293 ==========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 1999 (Unaudited)
 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$43,293	$67,063	$26,202	($93,265)	$43,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(84,855)	(8,410)		93,265
Depreciation and amortization		75,644	6,970		82,614
Deferred income taxes		22,930			22,930
Extraordinary loss on extinguishment of debt			7,310		7,310
Changes in operating assets and liabilities, net		(179,315)	(4,981)		(184,296)

Net Cash Provided By (Used In) Operating Activities	(41,562)	(22,088)	35,501		(28,149)

INVESTING ACTIVITIES
Purchases of property and equipment, net		(151,733)	(26,766)		(178,499)
Acquisition of stores		(4,053)			(4,053)

Net Cash Used In Investing Activities		(155,786)	(26,766)		(182,552)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(61,940)	(164,092)	226,032
Proceeds from long-term borrowings	550,000				550,000
Payments on long-term debt and capital lease obligations		(10,416)			(10,416)
Borrowings (repayments) under credit facilities	(472,100)				(472,100)
Payment of REMIC certificates			(235,841)		(235,841)
Release of cash held in escrow for debt redemption		363,753			363,753
Proceeds from issuance of common stock	5,236				5,236

Net Cash Provided By (Used In) Financing Activities	21,196	189,245	(9,809)		200,632

Increase (Decrease) In Cash and Cash Equivalents	(20,366)	11,371	(1,074)		(10,069)

Cash and cash equivalents at beginning of period	20,366	(26,751)	39,137		32,752

Cash and cash equivalents at end of period	$0 =========	($15,380) =========	$38,063 =========	=========	$22,683 =========

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 29, 2000
 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents		($3,049)	$22,609		$19,560
Retained interest in accounts receivable			202,134		202,134
Merchandise inventories		1,487,783			1,487,783
Deferred income taxes		67,238	(5,040)		62,198
Intercompany borrowings	$27,659	23,883	7,636	($59,178)
Other current assets		122,941	42		122,983

Total Current Assets	27,659	1,698,796	227,381	(59,178)	1,894,658

Property and Equipment, net		2,350,543			2,350,543
Goodwill and Intangibles, net		578,001			578,001
Other Assets		56,657	5,889		62,546
Deferred Income Taxes		213,204			213,204
Investment in and Advances to Subsidiaries	4,023,830	93,042		(4,116,872)

Total Assets	$4,051,489 =========	$4,990,243 =========	$233,270 =========	($4,176,050) =========	$5,098,952 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable		$235,967			$235,967
Accrued expenses and other current liabilities	$22,769	512,130	$5,225		540,124
Intercompany borrowings		7,636	51,542	($59,178)
Current portion of long-term debt		7,771			7,771

Total Current Liabilities	22,769	763,504	56,767	(59,178)	783,862

Long-Term Debt	1,809,000	157,802			1,966,802
Other Long-Term Liabilities	11,377	128,568			139,945
Investment by and Advances from Parent		3,940,369	176,503	(4,116,872)
Shareholders' Equity	2,208,343				2,208,343

Total Liabilities and Shareholders' Equity	$4,051,489 =========	$4,990,243 =========	$233,270 =========	($4,176,050) =========	$5,098,952 =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows for the periods indicated, certain items from the Company's
Condensed Consolidated Statements of Income expressed as percentages of net sales
(numbers may not foot due to rounding).

	Three Months Ended		Six Months Ended
	7/29/00	7/31/99	7/29/00	7/31/99
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	64.3	62.7	63.7	62.5
Selling, general & administrative expenses	23.9	22.9	22.7	22.4
Other operating expenses	9.8	8.9	9.3	8.8
Store pre-opening costs	0.0	0.1	0.1	0.1
Integration costs	0.3	0.7	0.2	0.6
Losses from long-lived assets	0.2	0.0	0.0	0.0
Year 2000 expenses	0.0	0.2	0.0	0.1
Operating income	1.4	4.6	3.8	5.4
Other income (expense):
Interest expense	(2.6)	(2.5)	(2.5)	(2.4)
Other income (expense), net	0.0	0.2	0.0	0.1
Income (loss) before provision (benefit) for income taxes and extraordinary items	(1.2)	2.3	1.3	3.1
Provision (benefit) for income taxes	(0.7)	0.9	0.4	1.2
Income (loss) before extraordinary items	(0.4)	1.4	1.0	1.9
Extraordinary loss, net of taxes	0.0	0.0	0.0	(0.3)
NET INCOME (LOSS)	(0.4)%	1.4%	1.0%	1.5%

THREE MONTHS ENDED JULY 29, 2000 COMPARED TO THREE MONTHS ENDED
JULY 31, 1999

NET SALES

For the three months ended July 29, 2000, total Company sales were $1.39 billion, a 0.6% increase over $1.38 billion in the prior year. This sales increase was primarily attributable to sales from new stores opened during the prior twelve months, partially offset by a comparable store sales decrease of 0.4% and the reduction of sales associated with closed stores. During the last twelve months, new store openings included three Saks Fifth Avenue stores, five Saks Off 5th stores, one Parisian store, one Younkers store, one McRae's store and two Herberger's stores. Stores closed during the last twelve months included one Carson Pirie Scott store, one Parisian store, two Younkers stores, one Herberger's store, two Saks Fifth Avenue stores and one Saks Off 5th store.

GROSS MARGIN

For the three months ended July 29, 2000, gross margin was $495.1 million, or 35.7% of net sales, compared to $513.9 million, or 37.3% of net sales, for the three months ended July 31, 1999. The decrease in gross margin rate was primarily due to higher than anticipated promotional activity, primarily in women's apparel, as a result of lower than expected sales and, to a lesser extent, a shift in timing of seasonal markdown strategies at Saks Fifth Avenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the three months ended July 29, 2000, SGA was $331.9 million, or 23.9% of net sales, compared to $315.3 million, or 22.9% of net sales, for the three months ended July 31, 1999. The rate deterioration was primarily attributable to increases in expenses incurred to launch the Company's e-commerce business and a decline in expense leverage resulting from lower than anticipated sales, partially offset by a higher net credit contribution resulting from changes in payment terms and increased proprietary credit card penetration.

OTHER OPERATING EXPENSES

For the three months ended July 29, 2000, other operating expenses were $135.6 million, or 9.8% of net sales, compared to $122.1 million, or 8.9% of net sales, for the three months ended July 31, 1999. The increase of $13.5 million was largely due to higher depreciation and amortization expense of approximately $8.8 million, which was attributable to new owned stores opened in the last twelve months; increased investments in information technology; and a revision of certain intangible useful lives primarily from 40 to 20 years.

CERTAIN ITEMS

Integration costs

For the three months ended July 29, 2000, integration costs were $4.6 million, or 0.3% of net sales, compared to $10.0 million, or 0.7% of net sales, for the three months ended July 31, 1999. The 2000 integration costs primarily related to systems conversions and other charges related to the consolidation of the Herberger's and McRae's operating divisions and distribution centers into other facilities. The 1999 integration costs primarily related to expenses incurred in the consolidation and conversion of redundant systems and administrative operations following the 1998 acquisition of Saks Holdings, Inc.

Year 2000 expenses ("Y2K")

For the three months ended July 31, 1999, the Company incurred $2.5 million related to the required system upgrades, replacements and modifications to prepare for the year 2000 to prevent systems failure and business interruption.

Losses from long-lived assets and closings

For the three months ended July 29, 2000, the Company recognized losses from long-lived assets and closings of $3.0 million, which related primarily to the write-off of property and equipment and goodwill associated with the sale of a closed store location.

INTEREST EXPENSE

For the three months ended July 29, 2000, interest expense was $35.5 million, or 2.6% of net sales, compared to $34.3 million, or 2.5% of net sales, for the three months ended July 31, 1999. The increase was primarily due to higher average outstanding borrowings coupled with higher interest rates.

INCOME TAXES

The effective tax rates for the three months ended July 29, 2000 and July 31, 1999 were 63.8% and 39.8%, respectively. Included in the benefit for the three months ended July 29, 2000 was a tax benefit of $4.1 million related to the previous disposition of a real estate investment. Excluding this item, the July 29, 2000 effective tax rate would have been 38.0%. The improvement in the adjusted 2000 effective rate over the 1999 rate was primarily due to a reduction in state income taxes resulting from a subsidiary reorganization in 1999.

NET INCOME (LOSS)

Net income (loss) decreased from $18.8 million for the three months ended July 31, 1999 to ($5.8) million for the three months ended July 29, 2000 largely due to the decline in operating income resulting from lower than expected sales, increased markdown activity, incremental expenses incurred to launch the Company's e-commerce business and a decline in expense leverage due to lower than anticipated sales.

SIX MONTHS ENDED JULY 29, 2000 COMPARED TO SIX MONTHS ENDED
JULY 31, 1999

NET SALES

For the six months ended July 29, 2000, total Company sales were $2.88 billion, a 1.6% increase over $2.84 billion in the prior year. The sales increase for the six-month period was primarily attributable to sales from new stores opened and a comparable store sales increase of 0.5%, partially offset by the reduction of sales associated with closed stores. During the last twelve months, new store openings included three Saks Fifth Avenue stores, five Saks Off 5th stores, one Parisian store, one Younkers store, one McRae's store and two Herberger's stores. Stores closed during the last twelve months included one Carson Pirie Scott store, one Parisian store, two Younkers stores, one Herberger's store, two Saks Fifth Avenue stores and one Saks Off 5th store.

GROSS MARGIN

For the six months ended July 29, 2000, gross margin was $1.05 billion, or 36.3% of net sales, compared to $1.06 billion, or 37.5% of net sales, for the six months ended July 31, 1999. The decrease in gross margin rate was primarily due to higher than anticipated promotional activity, primarily in women's apparel, as a result of lower than expected sales and, to a lesser extent, a shift in the timing of seasonal markdown strategies at Saks Fifth Avenue and increased buying costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the six months ended July 29, 2000, SGA was $655.0 million, or 22.7% of net sales, compared to $635.7 million, or 22.4% of net sales, for the six months ended July 31, 1999. The rate deterioration was primarily attributable to increases in expenses incurred to launch the Company's e-commerce business and a decline in expense leverage resulting from lower than anticipated sales, partially offset by a higher net credit contribution resulting from changes in payment terms and increased proprietary credit card penetration.

OTHER OPERATING EXPENSES

For the six months ended July 29, 2000, other operating expenses were $270.3 million, or 9.3% of net sales, compared to $248.3 million, or 8.8% of net sales, for the six months ended July 31, 1999. The increase of $22.0 million was largely due to higher depreciation and amortization expense of approximately $16.5 million, which was attributable to new owned stores opened in the last twelve months; increased investments in information technology; and a revision of certain intangible useful lives primarily from 40 to 20 years.

CERTAIN ITEMS

Integration costs

For the six months ended July 29, 2000, net integration costs were $6.2 million, or 0.2% of net sales, compared to $18.4 million, or 0.6% of net sales, for the six months ended July 31, 1999. The 2000 integration costs primarily related to systems conversions and other charges related to the consolidation of the Herberger's and McRae's operating divisions and distribution centers into other facilities. The 1999 integration costs primarily related to expenses incurred in the consolidation and conversion of redundant systems and administrative operations following the acquisition of Saks Fifth Avenue.

Year 2000 expenses ("Y2K")

For the six months ended July 31, 1999, the Company incurred $4.0 million related to the required system upgrades, replacements and modifications to prepare for the year 2000 to prevent systems failure and business interruption.

Losses from long-lived assets and closings

For the six months ended July 29, 2000, the Company recognized losses from long-lived assets and closings of $0.7 million, which related primarily to losses of $3.0 million associated with the sale of a closed store location, partially offset by gains of $2.3 million associated with the sale of a closed distribution center and a store location.

INTEREST EXPENSE

For the six months ended July 29, 2000, interest expense was $72.4 million, or 2.5% of net sales, compared to $69.3 million, or 2.4% of net sales, for the six months ended July 31, 1999. The increase was primarily due to higher average outstanding borrowings coupled with higher interest rates.

INCOME TAXES

The effective tax rates for the three months ended July 29, 2000 and July 31, 1999 were 27.3% and 40.1%, respectively. Included in the provision for the six months ended July 29, 2000 was a tax benefit of $4.1 million related to the previous disposition of a real estate investment. Excluding this item, the July 29, 2000 effective tax rate would have been 38.0%. The improvement in the adjusted 2000 effective rate over the 1999 rate was primarily due to a reduction in state income taxes resulting from a subsidiary reorganization in 1999.

EXTRAORDINARY ITEMS

The extraordinary loss for the six months ended July 31, 1999 related to the February 1999 repurchase of $236 million of outstanding REMIC mortgage certificates. In conjunction with this debt restructuring, the Company incurred charges related to the early extinguishment of debt totaling $9.3 million after taxes.

NET INCOME

Net income decreased to $28.1 million for the six months ended July 29, 2000 from $43.3 million for the six months ended July 31, 1999 largely due to the decline in operating income resulting from lower than expected sales, increased markdown activity, incremental expenses incurred to launch the Company's e-commerce business and a decline in expense leverage due to lower than anticipated sales.

LIQUIDITY AND CAPITAL RESOURCES

The retained interest in accounts receivable, inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company's business.

Retained interest in accounts receivable at July 29, 2000 is higher compared to July 31, 1999 primarily due to the increase in sales and increased gains from the sale of receivables under the Company's accounts receivable securitization facilities occurring during the last twelve months.

Merchandise inventory at July 29, 2000 decreased from July 31, 1999 balances primarily due to a comparable store inventory decrease, partially offset by increases in inventories at new store locations opened and expansions of existing stores during the last twelve months.

Property and equipment balances at July 29, 2000 increased over July 31, 1999 balances due to capital expenditures primarily related to new store additions and investments in information technology, as well as expansions, replacements and the remodeling of existing stores, partially offset by depreciation and disposals related to closed stores.

Goodwill and intangibles at April 29, 2000 decreased from May 1, 1999 primarily due to the amortization of goodwill coupled with the write-off of certain store goodwill associated with store closings in the last twelve months.

CASH FLOW

The primary needs for liquidity are to acquire, renovate, or construct stores and to provide working capital for new and existing stores.

Cash provided by (used in) operating activities was $163.9 million for the six months ended July 29, 2000 and ($28.1) million for the six months ended July 31, 1999. The increase was primarily related to management's successful efforts to reduce inventory levels in 2000 while inventories had been increased during the 1999 period.

Cash used in investing activities was $132.4 million for the six months ended July 29, 2000 and $182.5 million for the six months ended July 31, 1999. The decrease in the current year is due to reduced levels of capital expenditures for new and remodeled store locations and proceeds from the sale of closed store locations.

Cash provided by financing activities was $3.7 million for the six months ended July 29, 2000 and $200.6 million for the six months ended July 31, 1999. The decrease in the current year is due to the reduced need for debt borrowings resulting from decreased capital expenditures and increased cash flow from operations.

CAPITAL STRUCTURE

As of July 29, 2000, the Company had total debt outstanding of approximately $2.0 billion with an additional $550 million available to borrow under its existing $750 million revolving credit facility which expires in 2003. The Company allowed a second revolving credit facility with $250 million of availability to expire in August 2000 as the $750 million facility is expected to provide adequate liquidity and funding through 2003. The July 29, 2000 balance represents a debt to total capitalization percentage of 47.5% and an increase of $45.5 million from total debt outstanding at July 31, 1999. The increase was primarily due to funds required for capital expenditures for the last twelve months, increases in working capital associated with new and expanded store locations and share repurchases.

ACCOUNTS RECEIVABLE SECURITIZATION

National Bank of the Great Lakes, a wholly owned subsidiary of the Company, owns all proprietary credit card accounts maintained for the Company's retail customers. In accordance with the Company's accounts receivable securitization facilities, the Bank sells the receivables generated by these accounts to the Company's special purpose subsidiaries. The special purpose subsidiaries transfer the receivables, with limited recourse, to either a credit card related trust or a bank conduit facility in exchange for cash and subordinated certificates representing undivided interests in the pool of receivables. The accounts receivable securitization facilities subsequently issue certificates of beneficial interest, also representing undivided interests in the pool of receivables, to investors. At July 29, 2000, funding under these facilities totaled $1.1 billion, which consisted of $422 million in fixed rate term certificates outstanding, $401 million in floating rate term certificates outstanding and $236 million outstanding under its variable funding certificates.

FORWARD-LOOKING INFORMATION

Certain information presented in this Form 10-Q addresses future results or expectations and is considered "forward-looking" information within the definition of the Federal securities laws. Forward-looking statements can be identified through the use of words such as "may," "will," "intend," "plan," "project," "expect," "anticipate," "should," "would," "believe," "estimate," "contemplate," "possible," and "point." The forward-looking information is premised on many factors. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management's assumptions.

The forward-looking information and statements are based on a series of projections and estimates and involve certain risks and uncertainties. Potential risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; favorable customer response to increased relationship marketing efforts and the company's proprietary credit card loyalty programs; appropriate inventory management; reduction of corporate overhead; effective operations of the Company's national bank's credit card operations; changes in interest rates; a successful launch of saksfifthavenue.com; and effective execution of the spin-off of the Saks Fifth Avenue businesses. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 of the Company's Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at July 29, 2000, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

SAKS INCORPORATED

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of shareholders on June 21, 2000 for the following purpose:

        Item 1:          To elect five Directors to hold office for the terms specified;

        Item 2:          To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending February 3, 2001; and

        Item 3:          To vote on a shareholder proposal regarding independent monitoring programs concerning vendor standards.

The number of votes cast for and withheld for each nominee for the Company's Board of Directors were as follows:

                                                                                          FOR                      WITHHELD

Ronald de Waal                                                            121,905,419                  930,458

R. Brad Martin                                                              121,900,902                  934,975

C. Warren Neel                                                            121,905,546                  930,331

Marguerite W. Sallee                                                    121,906,546                  929,331

Christopher J. Stadler                                                   121,905,146                  930,731

The number of votes cast for, against, and abstain for Items 2 and 3 were as follows:

	FOR	AGAINST	ABSTAIN
Item 2	122,530,746	164,657	140,473
Item 3	2,773,943	85,261,992	9,301,737

Item 6. Exhibits.

    (a)    Exhibits.

            27.1    Financial Data Schedule

    (b)    Form 8-K Reports.

The following 8-Ks were filed during the quarter ended July 29, 2000:

Date Filed	Subject
July 20, 2000	Press release dated July 19, 2000 announcing plans for a strategic restructuring in which Saks will spin off its Saks Fifth Avenue, Saks Direct, and Saks Off 5th operations into a separate, publicly owned company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                     SAKS INCORPORATED                                                                                                                    Registrant

                                                                                       September 12, 2000
                                                                                                  Date

                                                                                 /s/ Douglas E. Coltharp
                                                                                    Douglas E. Coltharp, Executive Vice
                                                                                   President and Chief Financial Officer