Form 10-K/A
period 2000-01-29
SAKS INC
filed 2000-10-05
CIK 812900

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

Registrants telephone number, including area code:
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2000 was approximately $1,872,271,091.

As of March 15, 2000, the number of shares of the Registrants Common Stock outstanding was 142,016,505.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Saks Incorporated Annual Report to Shareholders for the
    Fiscal Year Ended January 29, 2000 are incorporated by reference into
     Part II.

(2) Portions of the Saks Incorporated Proxy Statement dated April 29, 2000 for the Annual Shareholders Meeting to be held on June 21, 2000 are incorporated by reference into Part III.

The Exhibit Index is on page ____ of this document.

The registrant has filed this amendment for the sole purpose of filing
Exhibit 99.1 to this Report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Saks Incorporated

                                           By:  /s/ Brian J. Martin
                                               Brian J. Martin
                                               Executive Vice President of Law
                                               and General Counsel

Date: October 4, 2000