Form 10-Q
period 2000-10-28
SAKS INC
filed 2000-12-13
CIK 812900

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON DECEMBER 13, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
      1934

For the quarterly period ended October 28, 2000

OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
    1934
For the transition period from ________________  to ________________

For Quarter Ended: October 28, 2000
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

Common Stock, $.10 Par Value -- 141,570,840 shares as of October 28, 2000

SAKS INCORPORATED

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	October 28, 2000 (Unaudited)	January 29, 2000	October 30, 1999 (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 20,128	$ 19,560	$ 20,949
Retained interest in accounts receivable	198,019	202,134	172,334
Merchandise inventories	1,912,388	1,487,783	1,872,257
Other current assets	78,575	122,983	87,358
Deferred income taxes	39,650	62,198	65,807
Total current assets	2,248,760	1,894,658	2,218,705

Property and Equipment, net	2,408,180	2,350,543	2,294,537
Goodwill and Intangibles, net	556,936	578,001	583,479
Deferred Income Taxes	190,434	213,204	259,498
Other Assets	62,006	62,546	64,251

TOTAL ASSETS	$ 5,466,316 ===========	$ 5,098,952 ==========	$ 5,420,470 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$ 661,258	$ 235,967	$ 596,674
Accrued expenses and other current liabilities	500,708	540,124	495,620
Current portion of long-term debt	6,406	7,771	8,663
Total current liabilities	1,168,372	783,862	1,100,957

Long-Term Debt	1,948,234	1,966,802	2,090,011
Other Long-Term Liabilities	127,592	139,945	157,744
Total liabilities	3,244,198	2,890,609	3,348,712

Commitments and Contingencies

Common Equity Put Options	-	-	8,875
Shareholders' Equity	2,222,118	2,208,343	2,062,883

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 5,466,316 ===========	$ 5,098,952 ===========	$ 5,420,470 ===========

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
 (Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 28, 2000 (Unaudited)	October 30, 1999 (Unaudited)	October 28, 2000 (Unaudited)	October 30, 1999 (Unaudited)
Net sales	$ 1,565,708	$ 1,547,476	$ 4,450,433	$ 4,386,789
Cost of sales	1,002,317	960,666	2,840,855	2,735,925
Gross margin	563,391	586,810	1,609,578	1,650,864

Selling, general and administrative expenses	371,882	354,584	1,026,917	990,270
Other operating expenses	150,175	138,972	420,473	387,235
Store pre-opening costs	2,657	7,268	5,698	10,705
Integration costs	14,366	8,305	20,559	26,754
Losses from long-lived assets and closings	570	1,903	1,244	1,903
Year 2000 expenses	-	531	-	4,523
Operating income	23,741	75,247	134,687	229,474
Other income (expense):
Interest expense	(36,851)	(33,847)	(109,234)	(103,135)
Other income (expense), net	91	78	152	2,898
Income (loss) before provision (benefit) for income taxes and extraordinary items	(13,019)	41,478	25,605	129,237
Provision (benefit) for income taxes	(4,870)	15,578	5,686	50,783
Income (loss) before extraordinary items	(8,149)	25,900	19,919	78,454
Extraordinary loss on extinguishment of debt, net of taxes	-	-	-	(9,261)
Net income (loss)	$ (8,149) =========	$ 25,900 =========	$ 19,919 =========	$ 69,193 =========
Basic earnings (loss) per common share:
Income (loss) before extraordinary items	$ (0.06)	$ 0.18	$ 0.14	$ 0.54
Extraordinary items	-	-	-	(0.06)
Net income (loss)	$ (0.06) =========	$ 0.18 =========	$ 0.14 =========	$ 0.48 =========
Diluted earnings (loss) per common share:
Income (loss) before extraordinary items	$ (0.06)	$ 0.18	$ 0.14	$ 0.53
Extraordinary items	-	-	-	(0.06)
Net income (loss)	$ (0.06) =========	$ 0.18 =========	$ 0.14 =========	$ 0.47 =========
Weighted average common shares:
Basic	141,470	144,139	141,660	144,446
Diluted	142,964	145,154	142,545	146,686

See notes to condensed consolidated financial statements.

SAKS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 (Dollar amounts in thousands)

	Nine Months Ended
	October 28, 2000 (Unaudited)	October 30, 1999 (Unaudited)
Operating Activities:
Net income	$ 19,919	$ 69,193
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	154,802	132,932
Losses from long-lived assets and closings	1,244	1,903
Extraordinary loss on extinguishment of debt	-	7,310
Deferred income taxes	11,543	8,469
Change in operating assets and liabilities, net	51,946	(253,051)
Net Cash Provided By (Used In) Operating Activities	239,454	(33,244)

Investing Activities:
Purchases of property and equipment, net	(213,791)	(320,427)
Proceeds from the sale of assets	19,455	22,514
Acquisition of stores	-	(4,500)
Net Cash (Used In) Investing Activities	(194,336)	(302,413)

Financing Activities:
Proceeds from long-term borrowings	-	550,000
Payments on long-term debt and capital lease obligations	(5,933)	(14,701)
Borrowings (repayments) under credit facilities	(14,000)	(326,700)
Purchases and retirements of common stock	(25,010)	(18,745)
Proceeds from issuance of common stock	393	6,088
Release of cash held in escrow for debt redemption	-	363,753
Payment of REMIC certificates	-	(235,841)
Net Cash Provided By (Used In) Financing Activities	(44,550)	323,854

Increase (Decrease) In Cash and Cash Equivalents	568	(11,803)

Cash and cash equivalents at beginning of period	19,560	32,752

Cash and cash equivalents at end of period	$ 20,128 ========	$ 20,949 ========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended October 28, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the "Company"). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

The accompanying balance sheet at January 29, 2000 has been derived from the audited financial statements at that date but does not include all required Generally Accepted Accounting Principle disclosures.

Sales, as previously reported in prior years, have been restated to exclude leased department sales and other sales with no effect on previously reported gross margin, operating income, net income, shareholders' equity or cash flows. Restated sales amounts represent only owned department sales and leased department commissions. Leased department sales of $54.9 million and $49.8 million are excluded from net sales, and commissions from leased departments of $8.3 million and $7.6 million are included in net sales for the three months ended October 28, 2000 and October 30, 1999, respectively. Leased department sales of $165.8 million and $146.8 million are excluded from net sales, and commissions from leased departments of $25.2 million and $22.3 million are included in net sales for the nine months ended October 28, 2000 and October 30, 1999, respectively.

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

NOTE 2 -- BUSINESS COMBINATIONS AND INTEGRATION COSTS

For the three and nine-month periods ended October 28, 2000 and October 30, 1999, the Company incurred certain integration costs related to prior business combinations. The costs for 2000 were primarily comprised of systems conversions and other related charges associated with the consolidation efforts of the Herberger's and McRae's operating divisions and distribution centers. The costs for 1999 primarily consisted of the consolidation and conversion of redundant systems and administrative operations.

A reconciliation of the aforementioned costs to the amounts of integration costs remaining unpaid at October 28, 2000 is as follows (in thousands):

Amounts unpaid at January 29, 2000 and related to prior integration events	$ 13,576
Revisions to prior year estimates	(3,674)
Integration costs for the period	24,233
Amounts paid during the period	(21,998)
Amounts representing non-cash charges	(4,925)
Amounts unpaid at October 28, 2000	$ 7,212 ========

The components of the aforementioned amounts unpaid are as follows (in thousands):

	October 28, 2000	January 29, 2000
Direct merger costs	$ 2,007	$ 5,558
Severance related to merger and integration efforts	4,652	6,874
Contractual obligations with extended payment terms	177	248
Other	376	896
Total	$ 7,212 ======	$ 13,576 ======

NOTE 3 -- EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three and nine months ended October 28, 2000 and October 30, 1999 are as follows (income and shares in thousands):

	For the Three Months Ended October 28, 2000			For the Three Months Ended October 30, 1999
	Income (a)	Weighted Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$ (8,149)	141,470	$(0.06)	$25,900	144,139	$ 0.18
Effect of dilutive stock options (based on the treasury stock method using the average price)		1,494			1,015
Diluted EPS	$ (8,149) =======	142,964 =======	$ (0.06) =======	$25,900 =======	145,154 =======	$ 0.18 =======

	For the Nine Months Ended October 28, 2000			For the Nine Months Ended October 30, 1999
	Income (a)	Weighted Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$ 19,919	141,660	$ 0.14	$78,454	144,446	$ 0.54
Effect of dilutive stock options (based on the treasury stock method using the average price)		885			2,240
Diluted EPS	$ 19,919 =======	142,545 =======	$ 0.14 =======	$78,454 =======	146,686 =======	$ 0.53 =======

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

NOTE 5 -- SEGMENT REPORTING

The Company has identified the following three reportable segments: department stores, furniture and the direct response business. The department stores segment includes all department stores that the Company operates as well as the proprietary credit card operation owned by National Bank of the Great Lakes (the "Bank"), the Company's wholly owned subsidiary. The Bank's proprietary credit card operation is considered an integral component of the department stores segment, as its primary purpose is to support and enhance this segment's retail operations. The furniture segment includes the Company's five freestanding furniture stores as well as furniture departments within existing department stores. The direct response business segment includes the Company's Folio and Bullock & Jones direct marketing catalogs and the electronic commerce business, saksfifthavenue.com. The combined operations of the furniture and direct response business segments represent less than three percent of the Company's total revenues, assets and operating profit. As a consequence, the results of operations of these two segments are not segregated, and the three identified segments are combined within the consolidated financial statements of the Company. The Company launched its saksfifthavenue.com website during August 2000 and anticipates that when the direct response business becomes a significant segment, it will be disclosed separately. Management continues to address the appropriateness of the company's reportable segments in light of continuing changes in the Company's customers, merchandise assortments and organizational structure.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which amended the effective date provisions of SFAS No. 133. The statement defers application of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Thus, SFAS No. 133 will be effective for the Company in the first quarter of fiscal year 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," which amended certain provisions within the body of the original FASB Statement No. 133. Management has begun its assessment of the impact that these new standards will have on the Company's financial statements. The impact of these standards on the Company's financial position and results of operations is not expected to be material.

NOTE 7 -- COMPREHENSIVE INCOME

The Company had no components of comprehensive income for the three or nine-month periods ended October 28, 2000 and October 30, 1999 other than net income.

NOTE 8 -- SHARE REPURCHASES

In July 1999, the Board of Directors of the Company authorized a share repurchase program for up to five million shares, or approximately 3.5% of the then outstanding common stock. As of January 29, 2000, 2,004,000 shares had been repurchased under the program for an aggregate amount of $33.3 million. For the nine months ended October 28, 2000, the Company repurchased an additional 2,041,000 shares for an aggregate amount of $25.0 million.

NOTE 9 -- SPIN-OFF OF BUSINESSES

On July 19, 2000, the Company announced that the Board of Directors had unanimously approved plans for a strategic restructuring whereby Saks Incorporated intends to spin off its Saks Fifth Avenue, Saks Direct, and Saks Off 5th operations into a separate, publicly owned company to be named Saks Fifth Avenue Enterprises, Inc. The spin-off is expected to be completed in mid 2001.

NOTE 10 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's Senior Notes (which are all of the subsidiaries of Saks Incorporated except for special purpose subsidiaries, the Bank and other immaterial subsidiaries); and 3) on a combined basis, the Company's special purpose subsidiaries, the Bank and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the Senior Notes. The condensed consolidating financial statements presented as of and for the three and nine-month periods ended October 28, 2000 and October 30, 1999 and as of January 29, 2000 reflect the legal entity compositions at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries. Borrowings and the related interest expense under the Company's revolving credit facility are allocated to Saks Incorporated and the guarantor subsidiaries under an informal lending arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At October 28, 2000, Saks Incorporated was the sole obligor for a majority of the Company's long-term debt, owned one store location, and maintained a small group of corporate employees.

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 28, 2000 (Unaudited)
 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents		($2,531)	$22,659		$20,128
Retained interest in accounts receivable			198,019		198,019
Merchandise inventories	$3,847	1,908,541			1,912,388
Deferred income taxes		51,623	(11,973)		39,650
Intercompany borrowings	933	19,908	2,927	($23,768)
Other current assets		78,523	52		78,575

Total Current Assets	4,780	2,056,064	211,684	(23,768)	2,248,760

Property and Equipment, net	8,924	2,399,256			2,408,180
Goodwill and Intangibles, net		556,936			556,936
Other Assets		57,860	4,146		62,006
Deferred Income Taxes		190,434			190,434
Investment in and Advances to Subsidiaries	4,050,210	120,557		(4,170,767)

Total Assets	$4,063,914 ==========	$5,381,107 ==========	$215,830 ==========	($4,194,535) ==========	$5,466,316 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,154	$660,104			$661,258
Accrued expenses and other current liabilities	45,237	451,003	$4,468		500,708
Intercompany borrowings		2,927	20,841	($23,768)
Current portion of long-term debt		6,406			6,406

Total Current Liabilities	46,391	1,120,440	25,309	(23,768)	1,168,372

Long-Term Debt	1,795,000	153,234			1,948,234
Other Long-Term Liabilities	405	127,187			127,592
Investment by and Advances from Parent		3,980,246	190,521	(4,170,767)
Shareholders' Equity	2,222,118				2,222,118
Total Liabilities and Shareholders' Equity	$4,063,914 ==========	$5,381,107 ==========	$215,830 ==========	($4,194,535) ==========	$5,466,316 ==========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER 28, 2000 (Unaudited)
 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,740	$1,561,968			$1,565,708
Costs and expenses
Cost of sales	2,671	999,646			1,002,317
Selling, general and administrative expenses	2,629	398,447	$17,492	($46,686)	371,882
Other operating expenses	1,068	149,107			150,175
Store pre-opening costs		2,657			2,657
Integration costs		14,366			14,366
Losses from long-lived assets and closings		570			570
Operating income (loss)	(2,628)	(2,825)	(17,492)	46,686	23,741

Other income (expense)
Finance charge income, net			46,686	(46,686)
Intercompany exchange fees		(9,197)	9,197
Intercompany servicer fees		10,651	(10,651)
Equity in earnings of subsidiaries	16,110	9,772		(25,882)
Interest expense	(34,805)	(1,421)	(625)		(36,851)
Other income (expense), net		91			91

Income before provision (benefit) for income taxes	(21,323)	7,071	27,115	(25,882)	(13,019)

Provision (benefit) for income taxes	(13,174)	(1,000)	9,304		(4,870)

Net income (loss)	($8,149) =========	$8,071 =========	$17,811 =========	($25,882) =========	($8,149) =========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED OCTOBER 28, 2000 (Unaudited)
(Dollar Amounts In Thousands)
	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,018	$4,440,415			4,450,433
Costs and expenses
Cost of sales	6,842	2,843,013			2,840,855
Selling, general and administrative expenses	8,628	1,115,954	$49,560	($147,225)	1,026,917
Other operating expenses	2,898	417,575			420,473
Store pre-opening costs		5,698			5,698
Integration costs		20,559			20,559
Losses from long-lived assets and closings		1,244			1,244
Operating income (loss)	(8,350)	45,372	(49,560)	147,225	134,687

Other income (expense)
Finance charge income, net			147,225	(147,225)
Intercompany exchange fees		(25,913)	25,913
Intercompany servicer fees		29,984	(29,984)
Equity in earnings of subsidiaries	91,937	32,015		(123,952)
Interest expense	(103,546)	(3,673)	(2,015)		(109,234)
Other income (expense), net		152			152

Income before provision (benefit) for income taxes	(19,959)	77,937	91,579	(123,952)	25,605

Provision (benefit) for income taxes	(39,878)	12,871	32,693		5,686

Net income	$19,919 ========	$65,066 ========	$58,886 ========	($123,952) ========	$19,919 ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 28, 2000 (Unaudited)
 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$19,919	$65,066	$58,886	($123,952)	$19,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(91,937)	(32,015)		123,952
Depreciation and amortization	861	153,941			154,802
Deferred income taxes		4,610	6,933		11,543
Losses from long-lived assets and closings		1,244			1,244
Changes in operating assets and liabilities, net	8,803	38,052	5,091		51,946

Net Cash Provided By (Used In) Operating Activities	(62,354)	230,898	70,910		239,454

INVESTING ACTIVITIES
Purchases of property and equipment, net		(213,791)			(213,791)
Proceeds from the sale of assets		19,455			19,455

Net Cash Used In Investing Activities		(194,336)			(194,336)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	100,971	(30,111)	(70,860)
Payments on long-term debt and capital lease obligations		(5,933)			(5,933)
Borrowings (repayments) under credit facilities	(14,000)				(14,000)
Purchases and retirements of common stock	(25,010)				(25,010)
Proceeds from issuance of common stock	393				393

Net Cash Provided By (Used In) Financing Activities	62,354	(36,044)	(70,860)		(44,550)

Increase In Cash and Cash Equivalents	0	518	50		568

Cash and cash equivalents at beginning of period	0	(3,049)	22,609		19,560

Cash and cash equivalents at end of period	$0 ========	$2,531 ========	$22,659 ========	========	$20,128 ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 30, 1999 (Unaudited)
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents		($6,518)	$27,467		$20,949
Retained interest in accounts receivable			172,334		172,334
Merchandise inventories		1,872,257			1,872,257
Deferred income taxes		65,812	(5)		65,807
Intercompany borrowings	$4,786			($4,786)
Other current assets		84,298	3,060		87,358

Total Current Assets	4,786	2,015,849	202,856	(4,786)	2,218,705

Property and Equipment, net		1,753,919	540,618		2,294,537
Goodwill and Intangibles, net		583,479			583,479
Other Assets		58,369	5,882		64,251
Deferred Income Taxes		259,498			259,498
Investment in and Advances to Subsidiaries	4,057,895	1,625,928		(5,683,823)

Total Assets	$4,062,681 ========	$6,297,042 ========	$749,356 ========	($5,688,609) ========	$5,420,470 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable		$596,674			$596,674
Accrued expenses and other current liabilities	$44,009	447,393	$4,218		495,620
Intercompany borrowings			4,786	($4,786)
Current portion of long-term debt		8,663			8,663

Total Current Liabilities	44,009	1,052,730	9,004	(4,786)	1,100,957

Long-Term Debt	1,931,300	158,711			2,090,011
Deferred Income Taxes		(8,237)	8,237
Other Long-Term Liabilities	15,614	142,130			157,744
Investment by and Advances from Parent		4,951,708	732,115	(5,683,823)
Common Equity Put Options	8,875				8,875
Shareholders' Equity	2,062,883				2,062,883

Total Liabilities and Shareholders' Equity	$4,062,681 ========	$6,297,042 ========	$749,356 ========	($5,688,609) ========	$5,420,470 ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER 30, 1999 (Unaudited)
	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,547,476			$1,547,476
Costs and expenses
Cost of sales		960,666			960,666
Selling, general and administrative expenses	$2,696	371,305	$25,529	($44,946)	354,584
Other operating expenses	313	148,941	(10,282)		138,972
Store pre-opening costs		7,268			7,268
Integration costs		8,305			8,305
Losses from long-lived assets and closings		1,903			1,903
Year 2000 expenses		531			531

Operating income (loss)	(3,009)	48,557	(15,247)	44,946	75,247

Other income (expense)
Finance charge income, net			44,946	(44,946)
Intercompany exchange fees		(9,356)	9,356
Intercompany servicer fees		11,701	(11,701)
Equity in earnings of subsidiaries	51,685	3,372		(55,057)
Interest expense	(33,366)	(1,219)	738		(33,847)
Other income (expense), net		78			78

Income before income taxes	15,310	53,133	28,092	(55,057)	41,478

Provision (benefit) for income taxes	(10,590)	15,993	10,175		15,578

Net income	$25,900 ==========	$37,140 ==========	$17,917 ==========	($55,057) ==========	$25,900 ==========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED OCTOBER 30, 1999 (Unaudited)
 (Dollar Amounts In Thousands)
	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$4,386,789			$4,386,789
Costs and expenses
Cost of sales		2,735,925			2,735,925
Selling, general and administrative expenses	$7,591	1,041,566	$73,612	($132,499)	990,270
Other operating expenses	1,180	416,901	(30,846)		387,235
Store pre-opening costs		10,705			10,705
Integration costs		26,754			26,754
Loses from long-lived assets and closings		1,903			1,903
Year 2000 expenses		4,523			4,523

Operating income (loss)	(8,771)	148,512	(42,766)	132,499	229,474

Other income (expense)
Finance charge income, net			132,499	(132,499)
Intercompany exchange fees		(25,152)	25,152
Intercompany servicer fees		30,331	(30,331)
Equity in earnings of subsidiaries	136,540	11,783		(148,323)
Interest expense	(96,063)	(7,072)			(103,135)
Other income (expense), net		2,898			2,898

Income before provision (benefit) for income taxes and extraordinary items	31,706	161,300	84,554	(148,323)	129,237

Provision (benefit) for income taxes	(37,487)	57,096	31,174		50,783

Income before extraordinary items	69,193	104,204	53,380	(148,323)	78,454

Extraordinary items, net of taxes			(9,261)		(9,261)

Net income	$69,193 ==========	$104,204 ==========	$44,119 ==========	($148,323) ==========	$69,193 ==========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 30, 1999 (Unaudited)
 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$69,193	$104,204	$44,119	($148,323)	$69,193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(136,540)	(11,783)		148,323
Depreciation and amortization		122,477	10,455		132,932
Deferred income taxes		8,469			8,469
Extraordinary loss on extinguishment of debt			7,310		7,310
Losses from long-lived assets and closings		1,903			1,903
Changes in operating assets and liabilities, net		(216,578)	(36,473)		(253,051)

Net Cash Provided By (Used In) Operating Activities	(67,347)	8,692	25,411		(33,244)

INVESTING ACTIVITIES
Purchases of property and equipment, net		(274,788)	(45,639)		(320,427)
Proceeds from sale of assets		22,514			22,514
Acquisition of stores		(4,500)			(4,500)

Net Cash Used In Investing Activities		(256,774)	(45,639)		(302,413)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(163,662)	(80,737)	244,399
Proceeds from long-term borrowings	550,000				550,000
Payments on long-term debt and capital lease obligations		(14,701)			(14,701)
Borrowings (repayments) under credit facilities	(326,700)				(326,700)
Payment of REMIC certificates			(235,841)		(235,841)
Release of cash held in escrow for debt redemption		363,753			363,753
Proceeds from issuance of common stock	6,088				6,088
Repurchase and retirement of common stock	(18,745)				(18,745)

Net Cash Provided By (Used In) Financing Activities	46,981	268,315	8,558		323,854

Increase (Decrease) In Cash and Cash Equivalents	(20,366)	20,233	(11,670)		(11,803)

Cash and cash equivalents at beginning of period	20,366	(26,751)	39,137		32,752

Cash and cash equivalents at end of period	$0 =========	($6,518) =========	$27,467 =========	=========	$20,949 =========

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 29, 2000
 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents		($3,049)	$22,609		$19,560
Retained interest in accounts receivable			202,134		202,134
Merchandise inventories		1,487,783			1,487,783
Deferred income taxes		67,238	(5,040)		62,198
Intercompany borrowings	$27,659	23,883	7,636	($59,178)
Other current assets		122,941	42		122,983

Total Current Assets	27,659	1,698,796	227,381	(59,178)	1,894,658

Property and Equipment, net		2,350,543			2,350,543
Goodwill and Intangibles, net		578,001			578,001
Other Assets		56,657	5,889		62,546
Deferred Income Taxes		213,204			213,204
Investment in and Advances to Subsidiaries	4,023,830	93,042		(4,116,872)

Total Assets	$4,051,489 =========	$4,990,243 =========	$233,270 =========	($4,176,050) =========	$5,098,952 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable		$235,967			$235,967
Accrued expenses and other current liabilities	$22,769	512,130	$5,225		540,124
Intercompany borrowings		7,636	51,542	($59,178)
Current portion of long-term debt		7,771			7,771

Total Current Liabilities	22,769	763,504	56,767	(59,178)	783,862

Long-Term Debt	1,809,000	157,802			1,966,802
Other Long-Term Liabilities	11,377	128,568			139,945
Investment by and Advances from Parent		3,940,369	176,503	(4,116,872)
Shareholders' Equity	2,208,343				2,208,343

Total Liabilities and Shareholders' Equity	$4,051,489 =========	$4,990,243 =========	$233,270 =========	($4,176,050) =========	$5,098,952 =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	10/28/00	10/30/99	10/28/00	10/30/99
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	64.0	62.1	63.8	62.4
Selling, general & administrative expenses	23.8	22.9	23.1	22.6
Other operating expenses	9.6	9.0	9.5	8.8
Store pre-opening costs	0.2	0.5	0.1	0.2
Integration costs	0.9	0.5	0.5	0.6
Losses from long-lived assets	0.0	0.1	0.0	0.0
Year 2000 expenses	0.0	0.0	0.0	0.1
Operating income	1.5	4.9	3.0	5.2
Other income (expense):
Interest expense	(2.4)	(2.2)	(2.5)	(2.4)
Other income (expense), net	0.0	0.0	0.0	0.1
Income (loss) before provision (benefit) for income taxes and extraordinary items	(0.8)	2.7	0.5	2.9
Provision (benefit) for income taxes	(0.3)	1.0	0.1	1.2
Income (loss) before extraordinary items	(0.5)	1.7	0.4	1.8
Extraordinary loss, net of taxes	0.0	0.0	0.0	(0.2)
NET INCOME (LOSS)	(0.5)%	1.7%	0.4%	1.6%

THREE MONTHS ENDED OCTOBER 28, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 30, 1999

NET SALES

For the three months ended October 28, 2000, total Company sales were $1.57 billion, a 1.2% increase over $1.55 billion in the prior year. This sales increase was primarily attributable to sales from new stores opened during the prior twelve months, coupled with a comparable store sales increase of 0.4% and partially offset by the reduction of sales associated with closed stores. During the last twelve months, new store openings included four Saks Fifth Avenue stores, two Saks Off 5th stores, one Carson Pirie Scott store and one Parisian store. Stores closed during the last twelve months included one Carson Pirie Scott store, one Parisian store, two Younkers stores and two Saks Fifth Avenue stores.

GROSS MARGIN

For the three months ended October 28, 2000, gross margin was $563.4 million, or 36.0% of net sales, compared to $586.8 million, or 37.9% of net sales, for the three months ended October 30, 1999. The decrease in gross margin rate was primarily due to increased markdowns being incurred in an effort to clear spring merchandise as a result of lower than expected spring sales, partially offset by a shift in the timing of seasonal markdowns.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the three months ended October 28, 2000, SGA was $371.9 million, or 23.8% of net sales, compared to $354.6 million, or 22.9% of net sales, for the three months ended October 30, 1999. The rate deterioration was primarily attributable to increases in expenses incurred to launch the Company's e-commerce business; a decline in expense leverage resulting from increased payroll and media expenses on lower than anticipated sales; partially offset by a higher net credit contribution resulting from changes in credit card payment terms.

OTHER OPERATING EXPENSES

For the three months ended October 28, 2000, other operating expenses were $150.2 million, or 9.6% of net sales, compared to $139.0 million, or 9.0% of net sales, for the three months ended October 30, 1999. The increase was largely due to higher depreciation and amortization expense, which was attributable to new owned stores opened in the last twelve months, capital expenditures related to remodels and expansions of existing stores, increased investments in information technology, and a revision of certain intangible useful lives primarily from 40 to 20 years.

CERTAIN ITEMS

Integration costs

For the three months ended October 28, 2000, integration costs were $14.4 million, or 0.9% of net sales, compared to $8.3 million, or 0.5% of net sales, for the three months ended October 30, 1999. The 2000 integration costs principally related to severance, relocation of employees, systems conversions and other charges related to the consolidation of the Herberger's and McRae's operating divisions and distribution centers. The 1999 integration costs primarily related to expenses incurred in the consolidation and conversion of redundant systems and administrative operations following the 1998 acquisition of Saks Holdings, Inc.

Year 2000 expenses ("Y2K")

For the three months ended October 30, 1999, the Company incurred $0.5 million related to the required system upgrades, replacements and modifications to prepare for the year 2000 to prevent systems failure and business interruption.

Losses from long-lived assets and closings

For the three months ended October 28, 2000, the Company recognized losses from long-lived assets and closings of $0.6 million related to the sale of an abandoned corporate building. For the three months ended October 30, 1999, losses from long-lived assets and closings of $1.9 million related primarily to the write-off of goodwill associated with the closing of a distribution center.

INTEREST EXPENSE

For the three months ended October 28, 2000, interest expense was $36.9 million, or 2.4% of net sales, compared to $33.8 million, or 2.2% of net sales, for the three months ended October 30, 1999. The increase was primarily due to higher interest rates on variable-based borrowings.

INCOME TAXES

The effective tax rates for the three months ended October 28, 2000 and October 30, 1999 remained relatively flat at 37.4% and 37.6%, respectively.

NET INCOME (LOSS)

Net income (loss) decreased from $25.9 million for the three months ended October 30, 1999 to ($8.1) million for the three months ended October 28, 2000 largely due to the decline in operating income resulting from increased markdown activity and incremental expenses incurred to launch the Company's e-commerce business.

NINE MONTHS ENDED OCTOBER 28, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 30, 1999

NET SALES

For the nine months ended October 28, 2000, total Company sales were $4.45 billion, a 1.5% increase over $4.39 billion in the prior year. The sales increase for the nine-month period was primarily attributable to sales from new stores opened and a comparable store sales increase of 0.5%, partially offset by the reduction of sales associated with closed stores. During the last twelve months, new store openings included four Saks Fifth Avenue stores, two Saks Off 5th stores, one Carson Pirie Scott store and one Parisian store. Stores closed during the last twelve months included one Carson Pirie Scott store, one Parisian store, two Younkers stores and two Saks Fifth Avenue stores.

GROSS MARGIN

For the nine months ended October 28, 2000, gross margin was $1.61 billion, or 36.2% of net sales, compared to $1.65 billion, or 37.6% of net sales, for the nine months ended October 30, 1999. The decrease in gross margin rate was primarily due to increased markdowns, primarily in women's apparel, as a result of lower than expected sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the nine months ended October 28, 2000, SGA was $1.03 billion, or 23.1% of net sales, compared to $990.3 million, or 22.6% of net sales, for the nine months ended October 30, 1999. The rate deterioration was primarily attributable to increases in expenses incurred to launch the Company's e-commerce business; a decline in expense leverage resulting from lower than anticipated sales; partially offset by a higher net credit contribution resulting from changes in payment terms and increased proprietary credit card penetration.

OTHER OPERATING EXPENSES

For the nine months ended October 28, 2000, other operating expenses were $420.5 million, or 9.5% of net sales, compared to $387.2 million, or 8.8% of net sales, for the nine months ended October 30, 1999. The increase of $33.3 million was largely due to higher depreciation and amortization expense of approximately $21.9 million, which was attributable to new owned stores opened in the last twelve months, capital expenditures related to remodels and expansions of comp stores, increased investments in information technology, and a revision of certain intangible useful lives primarily from 40 to 20 years.

CERTAIN ITEMS

Integration costs

For the nine months ended October 28, 2000, net integration costs were $20.6 million, or 0.5% of net sales, compared to $26.8 million, or 0.6% of net sales, for the nine months ended October 30, 1999. The 2000 integration costs primarily related to systems conversions and other charges related to the consolidation of the Herberger's and McRae's operating divisions and distribution centers. The 1999 integration costs primarily related to expenses incurred in the consolidation and conversion of redundant systems and administrative operations following the acquisition of Saks Fifth Avenue.

Year 2000 expenses ("Y2K")

For the nine months ended October 30, 1999, the Company incurred $4.5 million related to the required system upgrades, replacements and modifications to prepare for the year 2000 to prevent systems failure and business interruption.

Losses from long-lived assets and closings

For the nine months ended October 28, 2000, the Company recognized losses from long-lived assets and closings of $1.2 million, which related primarily to losses of $3.6 million associated with the sale of a closed store location and an abandoned corporate building, partially offset by gains of $2.3 million associated with the sale of a closed distribution center and a store location.

INTEREST EXPENSE

For the nine months ended October 28, 2000, interest expense was $109.2 million, or 2.5% of net sales, compared to $103.1 million, or 2.4% of net sales, for the nine months ended October 30, 1999. The increase was primarily due to higher interest rates on variable-based borrowings.

INCOME TAXES

The effective tax rates for the nine months ended October 28, 2000 and October 30, 1999 were 22.2% and 39.3%, respectively. Included in the provision for the nine months ended October 28, 2000 was a tax benefit of $4.1 million related to the previous disposition of a real estate investment. Excluding this item, the October 28, 2000 effective tax rate would have been 38.3%. The improvement in the adjusted 2000 effective rate over the 1999 rate was primarily due to a reduction in state income taxes resulting from a subsidiary reorganization in 1999.

EXTRAORDINARY ITEMS

The extraordinary loss for the nine months ended October 30, 1999 related to the February 1999 repurchase of $236 million of outstanding REMIC mortgage certificates. In conjunction with this debt restructuring, the Company incurred charges related to the early extinguishment of debt totaling $9.3 million after taxes.

NET INCOME

Net income decreased to $19.9 million for the nine months ended October 28, 2000 from $69.2 million for the nine months ended October 30, 1999 largely due to the decline in operating income resulting from lower than expected sales, increased markdown activity and incremental expenses incurred to launch the Company's e-commerce business.

LIQUIDITY AND CAPITAL RESOURCES

The retained interest in accounts receivable, inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company's business.

Retained interest in accounts receivable at October 28, 2000 was higher compared to October 30, 1999 primarily due to the increase in credit sales and increased gains from the sale of receivables under the Company's accounts receivable securitization facilities occurring during the last twelve months.

Merchandise inventory at October 28, 2000 increased from October 30, 1999 balances primarily due to increases in private label and in transit inventory levels, partially offset by a decrease in comparable store inventories.

Property and equipment balances at October 28, 2000 increased over October 30, 1999 balances due to capital expenditures primarily related to new store additions and investments in information technology, as well as expansions, replacements and the remodeling of existing stores, partially offset by depreciation and disposals related to closed stores.

Goodwill and intangibles at October 28, 2000 decreased from October 30, 1999 primarily due to the amortization of goodwill coupled with the write-off of certain store goodwill associated with store closings in the last twelve months.

CASH FLOW

The primary needs for liquidity are to acquire, renovate, or construct stores and to provide working capital for new and existing stores.

Cash provided by (used in) operating activities was $239.5 million for the nine months ended October 28, 2000 and ($33.2) million for the nine months ended October 30, 1999. The increase in operating cash flows was primarily related to management's successful efforts to reduce working capital during 2000.

Cash used in investing activities was $194.3 million for the nine months ended October 28, 2000 and $302.4 million for the nine months ended October 30, 1999. The decrease in the current year was due to reduced levels of capital expenditures for new and remodeled store locations.

Cash provided by (used in) financing activities was ($44.6) million for the nine months ended October 28, 2000 and $323.9 million for the nine months ended October 30, 1999. The decrease in the current year was due to the reduced need for debt borrowings resulting from decreased capital expenditures and increased cash flow from operations.

CAPITAL STRUCTURE

As of October 28, 2000, the Company had total debt outstanding of approximately $1.95 billion with an additional $604 million available to borrow under its existing $750 million revolving credit facility that expires in 2003. The Company allowed a second revolving credit facility with $250 million of availability to expire in August 2000 as the $750 million facility is expected to provide adequate liquidity and funding through 2003. The October 28, 2000 balance represents a debt to total capitalization percentage of 46.8% and a decrease of $144 million from total debt outstanding at October 30, 1999. The decrease was primarily due to a decrease in annual capital expenditures and the application of operating cash flow to reduce debt.

ACCOUNTS RECEIVABLE SECURITIZATION

National Bank of the Great Lakes, a wholly owned subsidiary of the Company, owns all proprietary credit card accounts maintained for the Company's retail customers. In accordance with the Company's accounts receivable securitization facilities, the Bank sells the receivables generated by these accounts to the Company's special purpose subsidiaries. The special purpose subsidiaries transfer the receivables, with limited recourse, to either a credit card related trust or a bank conduit facility in exchange for cash and subordinated certificates representing undivided interests in the pool of receivables. The accounts receivable securitization facilities subsequently issue certificates of beneficial interest, also representing undivided interests in the pool of receivables, to investors. At October 28, 2000, funding under these facilities totaled $1.1 billion, which consisted of $421 million in fixed rate term certificates outstanding, $401 million in floating rate term certificates outstanding and $314 million outstanding under its variable funding certificates.

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

The forward-looking information and statements are based on a series of projections and estimates and involve certain risks and uncertainties. Potential risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; favorable customer response to increased relationship marketing efforts and the company's proprietary credit card loyalty programs; appropriate inventory management; reduction of corporate overhead; effective operations of the Company's national bank's credit card operations; changes in interest rates; successful operation of saksfifthavenue.com; and effective execution of the spin-off of the Saks Fifth Avenue businesses. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to the Company's Form 10-K/A for the fiscal year ended January 29, 2000 filed with the Securities and Exchange Commission, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk primarily arises from changes in interest rates. Changes in interest rates may adversely affect the company's financial position, results of operations, and cash flows. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities and, if appropriate, through the use of derivative financial instruments. The Company does not enter into derivative financial instruments for trading purposes. The Company is exposed to interest rate risk through its securitization, borrowing, and derivative financial instrument activities, which are described in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended January 29, 2000.

Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at October 28, 2000, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

SAKS INCORPORATED

PART II. OTHER INFORMATION

Item 6. Exhibits.

    (a)    Exhibits.
10.1	Saks Incorporated 2000 Change of Control and Material Transaction Severance Plan
10.2	Employment Agreement between Saks Incorporated and R. Brad Martin, Chief Executive Officer and Chairman of the Board
10.3	Employment Agreement between Saks Incorporated and Douglas E. Coltharp, Executive Vice President and Chief Financial Officer
10.4	Employment Agreement between Saks Incorporated and Brian J. Martin, Executive Vice President and General Counsel
10.5	Employment Agreement between Saks Incorporated and James A. Coggin, President and Chief Operation Officer
10.6	Employment Agreement between Saks Incorporated and Donald E. Wright, Senior Vice President of Financial and Accounting
27.1	Financial Data Schedule

    (b)    Form 8-K Reports.

The following 8-Ks were filed during the quarter ended July 29, 2000:

Date Filed	Subject
October 6, 2000	Historical comparable store sales information for Saks Incorporated, Saks Fifth Avenue Enterprises, and Saks Incorporated's Department Store Group

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                  SAKS INCORPORATED                                                                                                     &nbs Registrant

                                                                                    December 12, 2000
                                                                                       &n Date

                                                                              /s/ Douglas E. Coltharp
                                                                                 Douglas E. Coltharp, Executive Vice
                                                                                President and Chief Financial Officer