Form 10-K
period 2001-02-03
SAKS INC
filed 2001-05-01
CIK 812900

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
            For the fiscal year ended February 3, 2001 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1394.
            For the transition period from _______________ to __________________

Commission File Number 1-13113

(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation)	62-0331040 (IRS Employer Identification No.)
750 Lakeshore Parkway Birmingham, Alabama (Address of Principal Executive Offices)	35211 (Zip Code)

(205) 940-4000
(Registrant's Telephone Number, Including Area Code)

        Securities to be registered pursuant to Section 12(b) of the Act:  None

        Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.10 and Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)   No (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2001 was approximately $1,689,327,138.

As of March 15, 2001, the number of shares of the Registrant's Common Stock outstanding was 141,848,226.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended February 3, 2001 as incorporated by reference into Part II.

(2) Portions of the Saks Incorporated Proxy Statement dated April 30, 2001 for the Annual Shareholder's Meeting to be held on June 13, 2001 are incorporated by reference into Part III.

The Exhibit Index is on page 21 of this document.


TABLE OF CONTENTS

Item			Page
Part I	1	Business.	3
	2	Properties.	9
	3	Legal Proceedings.	10
	4	Submission of Matters to a Vote of Security Holders.	10
	Executive Officers of Registrant.		11
Part II	5	Market for Registrant's common Equity and Related Stockholder Matters.	13
	6	Selected Financial Data.	13
	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	7A	Quantitative and Qualitative Disclosures about Market Risk	13
	8	Financial Statements and Supplementary Data	13
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	14
Part III	10	Directors and Executive Officers of Registrant.	15
	11	Executive Compensation.	15
	12	Security Ownership of Certain Beneficial Owners and Management.	15
	13	Certain Relationships and Related Transactions.	15
Part IV	14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.	16
Signatures			18


PART I

Item 1. Business

General

Saks Incorporated (formerly Proffitt's, Inc.) was founded in 1919. The Company and its subsidiaries (together the "Company") operate the Saks Department Store Group ("DSG") with 243 stores in 24 states under the following nameplates: Parisian (40 specialty department stores), Proffitt's (26 traditional department stores), McRae's (29 traditional department stores), Younkers (50 traditional department stores), Herberger's (40 traditional department stores), Carson Pirie Scott (28 traditional department stores and 5 free-standing furniture stores), Bergner's (14 traditional department stores), and Boston Store (11 traditional department stores). DSG stores are principally anchor stores in leading regional or community malls, and the stores typically offer a broad selection of upper-moderate to better fashion apparel, shoes, accessories, jewelry, cosmetics, and decorative home furnishings, as well as furniture in selected locations.

The Company also operates Saks Fifth Avenue Enterprises ("SFAE"), which includes Saks Fifth Avenue ("SFA") (62 luxury department stores in 23 states), Off 5th Saks Fifth Avenue Outlet ("Off 5th") (50 outlet stores in 23 states), and Saks Direct (Saks Folio and Bullock & Jones catalogs and saks.com). Saks Fifth Avenue stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. Off 5th stores are located in upscale mixed-use and off-price centers and offer apparel, shoes, accessories, cosmetics, and decorative home furnishings at exceptional prices, targeting the value-conscious customer. The Folio catalogs primarily offer fashionable women's apparel, accessories, home furnishings, and gifts. saks.com, launched in September 2000, offers a broad selection of merchandise of the type carried in SFA stores.

The Company experienced significant growth between 1994 and 1998, primarily through a series of acquisitions. The Company's major acquisitions are outlined below:

Name	Headquarters	Number of Stores Acquired	Locations	Date Acquired	Accounting Treatment
McRae's	Jackson, MS	31	Southeast	March 31, 1994	Purchase
Younkers	Des Moines, IA	50	Midwest	February 3, 1996	Pooling
Parisian	Birmingham, AL	40	Southeast/ Midwest	October 11, 1996	Purchase
Herberger's	St. Cloud, MN	37	Midwest	February 1, 1997	Pooling
Carson Pirie Scott, Boston Store, and Bergner's	Milwaukee, WI	55	Midwest	January 31, 1998	Pooling
Saks Holdings (Saks Fifth Avenue, Off 5th, and Folio)	New York, NY	95	National	September 17, 1998	Pooling


In addition to acquisitions, the Company historically has grown through opening new stores and by expanding and renovating selected stores. The Company opened two DSG stores, two SFA stores, and four Off 5th stores during the fiscal year. The Company has announced plans to open two DSG stores, three SFA stores (including one international licensed operation in Riyadh, Saudi Arabia), and three Off 5th stores in 2001.

The Company also may sell or close stores in the normal course of business. The Company closed or sold five DSG stores in 2000. In addition, in March 2001, the Company sold nine DSG store locations and related assets to The May Department Stores Company.

Merchandising, sales promotion, and certain store operating support functions are conducted in multiple locations. Certain back office sales support functions for the Company, such as accounting, credit card administration, store planning, and information technology, are centralized.

Merchandising

The Company's merchandising strategy is to provide its customers a wide assortment of quality fashion apparel, shoes, accessories, cosmetics, and decorative home furnishings at appropriate prices. In both the DSG and SFA stores, the Company's commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes it a preferred distribution channel for premier brand-name merchandise.

Key brands featured in the Company's DSG traditional department stores include Liz Claiborne, Susan Bristol, Sigrid Olsen, Calvin Klein, Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Hart Schaffner & Marx, Estee Lauder, Clinique, Lancome, Chanel, Nine West, Enzo, Waterford, and Bali. In addition to the above brands, Parisian stores carry certain brands typically carried only at specialty stores which include: Karen Kane, BCBG, Garfield & Marks, Tahari, Robert Talbott, Tommy Bahama, Joseph Abboud, Hugo Boss, Bobbi Brown, Trish McEvoy, MAC, Donald Pliner, Via Spiga, and Brighton. Saks Fifth Avenue has key relationships with the leading fashion houses, including Giorgio Armani, Chanel, Dolce and Gabbana, Salvatore Ferragamo, Gucci, Donna Karan, Calvin Klein, Ralph Lauren, Judith Leiber, Prada, Oscar de la Renta, St. John, Yves St. Laurent, J.P. Tod, Ermenegildo Zegna, and Max Mara.

The Company supplements its branded assortments at both DSG stores and SFA stores with private brand merchandise in selected areas. Management expects to continue to enhance the private brand programs at both DSG and SFA. Management believes that these private brand programs will improve merchandise margins and create differentiation from competitors through unique, high-quality product offerings at attractive prices.

The Company has developed a knowledge of each of its trade areas and customer bases for its DSG, SFA, and Off 5th stores. This knowledge is gained through the Company's regional merchandising structure in conjunction with store visits by senior management and merchandising personnel and use of on-line merchandise information. The Company strives to tailor each store's merchandise assortment to the unique characteristics of its trade areas and customer bases.


Certain departments in the Company's stores are leased to independent companies in order to provide high quality service and merchandise where specialization and expertise are critical and economics do not justify the Company's direct investment in the business. The leased departments vary by store to complement the Company's own merchandising departments. The principal leased department in the DSG stores is fine jewelry and in the SFA stores is furs. The terms of the lease agreements typically are between one and seven years and require the lessee to pay for fixtures and provide its own employees. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

For the year ended February 3, 2001, the Company's percentages of owned sales by major merchandise category were as follows (excludes sales generated from Off 5th stores and Saks Direct):

	DSG	SFA
Women's Apparel	23.8%	43.3%
Men's Apparel	16.6	14.6
Home and gifts	14.5	1.0
Cosmetics	13.0	14.7
Shoes	7.8	6.0
Women's Accessories	7.3	16.3
Children's Apparel	6.9	0.9
Junior's Apparel	4.2	0.0
Intimate Apparel	4.1	1.9
Outerwear	1.8	1.3
Total	100.0%	100.0%

Purchasing and Distribution

The Company purchases merchandise from many vendors. Management monitors profitability and sales history with each supplier and believes it has alternative sources available for each category of merchandise it purchases. Management believes it has good relationships with its suppliers.

The Company has six distribution facilities serving its stores. Refer to "Item 2. Properties" for a listing of these facilities.

Each of the Company's distribution facilities is linked electronically to the Company's merchandising staffs through a computerized purchase order management system, facilitating rapid re-order and replenishment of merchandise. The Company utilizes electronic data interchange ("EDI") technology with its top vendors which is designed to move merchandise onto the selling floor more quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. For example, high speed automated conveyor systems are capable of scanning bar coded labels and diverting cartons to the proper merchandise processing areas. Many types of merchandise are being processed in the receiving area and immediately "cross docked" to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor's bar code and transmit the necessary information to a computer to record merchandise on hand.


Information Technology

Company management believes that technological investments are necessary to support its business strategies, and, as a result, the Company has continually upgraded its information systems to improve operations and support future growth.

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

The use of EDI technology allows the Company to speed the flow of information and merchandise in order to capitalize on emerging sales trends, maximize inventory turnover, and minimize out-of-stock conditions. EDI technology includes an advance shipping notice system ("ASN"). The ASN system identifies discrepancies between merchandise that is ready to be shipped from a vendor's warehouse and that which was ordered from the vendor. This early identification provides the Company with a window of time to resolve any discrepancies in order to speed merchandise through the distribution facilities and into its stores.

Marketing

For the DSG stores, advertising is balanced among fashion and image advertising, price promotions, and special events. The Company uses a multi-media marketing approach for the DSG stores, including newspaper, television, radio, and direct mail. To promote its image as the fashion and style leader in its trade areas, the Company also sponsors fashion shows and in-store special events highlighting the Company's key brands and offerings.

For the SFA stores, the Company's marketing principally emphasizes the latest fashion trends in luxury merchandise and primarily utilizes direct mail and upscale magazine advertising. To promote its image as the primary source of luxury goods in its trade areas, SFA sponsors numerous fashion shows and in-store special events highlighting the core and emerging designers represented in the SFA stores.

Regional in-house advertising and sales promotion staffs in conjunction with outside advertising agencies produce the Company's advertising for both DSG and SFAE.


For both DSG and SFA, the Company utilizes data captured through the use of proprietary credit cards to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments, and store locations.

Proprietary Credit Cards

The Company's credit card bank, National Bank of the Great Lakes (the "Bank"), is a wholly owned national credit card bank subsidiary and issues all proprietary credit cards to certain of the Company's customers and makes all credit card loans.

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

The Bank has approximately 3.9 million credit accounts that have been active within the prior six months. Approximately 43% of the Company's 2000 sales were transacted on these proprietary credit cards.

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


Reliance on Fifth Avenue Store

The Company's flagship Saks Fifth Avenue store on Fifth Avenue in New York City accounted for approximately 7% of total Company owned sales in 2000 and plays a significant role in marketing the Saks Fifth Avenue brand name.

Customer Service

The Company believes that personal customer attention builds loyalty. The Company's strategy is to staff each of its DSG, SFA, and Off 5th stores with knowledgeable, friendly sales associates skilled in salesmanship and customer service. Sales associates maintain customer records, send personalized thank-you notes, and communicate personally with customers to advise them of new merchandise offerings and special promotions. Superior customer service is encouraged through the development and monitoring of sales/productivity goals and through specific award and recognition programs.

Seasonality

The Company's business, like that of most retailers, is subject to seasonal influences, with a significant portion of its net sales and net income realized during the fourth quarter of each year, which includes the Christmas selling season. Generally, more than 30% of the Company's sales and over 50% of its net income are generated during the fourth quarter.

Competition

The retail business is highly competitive. The Company's stores compete with several national and regional department stores, specialty apparel stores, designer boutiques, outlet stores, discount stores, general and mass merchandisers, and mail-order and electronic commerce retailers, some of which have greater financial and other resources than those of the Company. Management believes that its knowledge of its trade areas and customer base, combined with providing superior customer service and a broad selection of quality fashion merchandise at appropriate prices in prime store locations, provides a competitive advantage.

Associates

As of March 15, 2001, the Company employed approximately 55,000 associates, of which approximately 40% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time employees during seasonal peak selling periods. Approximately 150 of the Company's associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.


Item 2. Properties.

The Company currently operates six distribution facilities as follows:

Stores Served	Location of Facility	Square Feet	Owned/Leased
Proffitt's, McRae's, and Parisian	Steele, Alabama	180,000	Owned
Younkers	Green Bay, Wisconsin	182,000	Owned
Younkers	Ankeny, Iowa	102,000	Leased
Carson Pirie Scott, Bergner's, Boston Store, and Herberger's	Rockford, Illinois	585,000	Owned
Saks Fifth Avenue and Off 5th	Aberdeen, Maryland	514,000	Leased
Saks Fifth Avenue and Off 5th	Ontario, California	120,000	Leased

During 2000, the Company consolidated its St. Cloud distribution facility, serving the Herberger's stores, into its Rockford, Illinois center. In spring 2001, the Company is closing three separate distribution facilities located in Birmingham, Alabama (serving Parisian); Jackson, Mississippi (serving McRae's); and Maryville, Tennessee (serving Proffitt's) and consolidating these centers into a new 180,000 square foot state-of-the-art facility in Steele, Alabama.

The Company's principal administrative offices are as follows:

Office	Location of Facility	Square Feet	Owned/Leased
Proffitt's/McRae's stores support Office	Alcoa, Tennessee	72,000	Leased
Younkers stores support offices	Des Moines, Iowa	127,000	Leased
Parisian stores support offices and corporate administrative offices	Birmingham, Alabama	125,000	Owned
Carson Pirie Scott, Bergner's, Boston Store, and Herberger's stores support offices	Milwaukee, Wisconsin	156,000	Owned
Corporate Operations Center	Jackson, Mississippi	272,000	Owned
Northern credit center	Elmhurst, Illinois	41,500	Leased
Saks Fifth Avenue support offices	New York, New York	298,000	Leased
Saks Fifth Avenue support offices	Hickory Ridge, Maryland	70,000	Leased

Also during 2000, the Company consolidated the support functions for the McRae's stores, headquartered in Jackson, Mississippi, into the Proffitt's support offices located in Alcoa, Tennessee, and the support functions for the Herberger's stores, headquartered in St. Cloud, Minnesota, into the Carson Pirie Scott support offices located in Milwaukee, Wisconsin.

The following table sets forth information about the Company's stores as of March 15, 2001. The majority of the Company's stores are leased. Store leases generally require the Company to pay the greater of a fixed minimum rent or an amount based on a percentage of sales. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, the Company contributes to common mall maintenance and is responsible for property tax and insurance expenses at its owned locations. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 15 years. Off 5th leases typically have shorter terms.


	Owned Locations		Leased Locations		Total
Store Name	Number of Units	Gross Square Feet (in mil.)	Number of Units	Gross Square Feet (in mil.)	Number of Units	Gross Square Feet (in mil.)	Locations
Proffitt's	8	1.0	18	1.5	26	2.5	Southeast
McRae's	15	2.0	14	1.3	29	3.3	Southeast
Younkers	3.4		47	4.5	50	4.9	Midwest
Parisian	9	1.1	31	3.7	40	4.8	Southeast and Midwest
Herberger's	4.5		36	2.3	40	2.8	Midwest
Carson Pirie Scott	8	1.8	25	3.3	33	5.1	Midwest
Boston Store	8	1.6	.3	.3	11	1.9	Midwest
Bergner's	5.6		9.9		14	1.5	Midwest
Saks Fifth Avenue	30	4.0	32	2.4	62	6.4	National
Off 5th			50	1.3	50	1.3	National
Totals	90	13.0	265	21.5	355	34.5

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.


Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position
R. Brad Martin	49	Chairman of the Board of Directors and Chief Executive Officer
James A. Coggin	59	President and Chief Administrative Officer; Director
Douglas E. Coltharp	39	Executive Vice President and Chief Financial Officer
Brian J. Martin	44	Executive Vice President of Law and General Counsel
Donald E. Wright	43	Executive Vice President of Finance and Chief Accounting Officer
Julia A. Bentley	42	Senior Vice President of Investor Relations and Communications; Corporate Secretary

R. Brad Martin has served as a Director since 1984 and became Chairman of the Board in February 1987 and Chief Executive Officer in July 1989. R. Brad Martin is the brother of Brian J. Martin.

James A. Coggin was named President and Chief Administrative Officer of Saks Incorporated in November 1998. Mr. Coggin served as President and Chief Operating Officer of the Company from March 1995 to November 1998 and served as Executive Vice President and Chief Administrative Officer of the Company from March 1994 to March 1995. From 1971 to March 1994, Mr. Coggin served in various management and executive positions with McRae's, Inc.

Douglas E. Coltharp joined the Company in November 1996 as Executive Vice President and Chief Financial Officer. Mr. Coltharp was with NationsBank (now Bank of America) from 1987 to November 1996, where he held a variety of senior positions including the post of Senior Vice President of Corporate Finance.

Brian J. Martin was promoted to Executive Vice President of Law and General Counsel of the Company in May 1997. He served as Senior Vice President of Human Resources and Law and General Counsel from August 1995 to May 1997 and served as Senior Vice President and General Counsel of Proffitt's from March 1995 to August 1995. Prior to joining the Company in 1994 as Vice President and General Counsel, Mr. Martin was affiliated with the Indianapolis, Indiana law firm of Barnes and Thornburg and served as Assistant Solicitor General of the United States. Brian J. Martin is the brother of R. Brad Martin.


Donald E. Wright was promoted to Executive Vice President and Chief Accounting Officer in February 2001. Prior to that, he served as Senior Vice President of Finance and Chief Accounting Officer since joining the Company in April 1997. Prior to joining the Company, Mr. Wright was a Partner with the international accounting firm of Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP).

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


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The information set forth under the caption "Market Information," appearing on page 74 of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended February 3, 2001 (the "Annual Report"), is incorporated herein by reference.

Item 6. Selected Financial Data.

The information set forth under the caption "Five-Year Financial Summary" appearing on page 33 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis" appearing on pages 34 through 42 of the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk primarily arises from changes in interest rates. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly defined in its risk management policies. The Company is exposed to interest rate risk primarily through its securitization, borrowing, and derivative financial instrument activities, which are described in Notes 4, 7, and 12 to the Consolidated Financial Statements appearing on pages 50 through 52, 55 and 56, and 62, respectively, of the Annual Report and are incorporated herein by reference.

Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at February 3, 2001, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements and the Report of Independent Accountants appearing on pages 43 through 73 of the Annual Report are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the caption "Election of Directors" contained on pages 5 through 8 of the Saks Incorporated Proxy Statement dated April 30, 2001 (the "Proxy Statement"), with respect to Directors of the Company, is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information set forth under the captions "Directors' Fees" and "Executive Compensation" contained on pages 8 and 9 through 13, respectively, of the Proxy Statement with respect to executive compensation is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption "Outstanding Voting Securities" contained on pages 3 through 5 of the Proxy Statement with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the captions "Further Information Concerning Directors" and "Certain Transactions" contained on pages 8 and 9 and 14, respectively, of the Proxy Statement with respect to certain relationships and related transactions is incorporated herein by reference.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1), (2), and (3) -- The responses to these portions of Item 14 are submitted as a separate section of this report.

(b)  Reports on Form 8-K filed during the fourth quarter.

     None.

(c)  Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial statement schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.


ITEM 14(a)(1) AND (2) AND (d)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

(1)  Consolidated Financial Statements
     The following Consolidated Financial Statements and Report of Independent Accountants of
     Saks Incorporated and Subsidiaries, included on pages 43 through 73 of the Saks
     Incorporated Annual Report to Shareholders for the Fiscal Year Ended February 3, 2001, are
     incorporated by reference in Item 8:

  Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000
  Consolidated Statements of Income for Fiscal Years Ended February 3, 2001, January 29, 2000, and January 30, 1999
  Consolidated Statements of Changes in Shareholders' Equity for Fiscal Years Ended February 3, 2001, January 29, 2000, and January 30, 1999
  Consolidated Statements of Cash Flows for Fiscal Years Ended February 3, 2001, January 29, 2000, and January 30, 1999
  Notes to Consolidated Financial Statements

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

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Year
Year Ended January 30, 1999 Allowance for Doubtful Accounts	$ 9,770	-	(9,770)	(a)	-	$ -

Year Ended January 29, 2000 Allowance for Doubtful Accounts	$ -	-	-		-	$ -

Year Ended February 3, 2001 Allowance for Doubtful Accounts	$ -	-	-		-	$ -

_____________________________
(a) Adjustment related to the Carson's accounts receivable that were subsequently sold into the Company's securitization program on February 2, 1998.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        See attached Exhibit List following Signatures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                  Saks Incorporated

Date: April 26, 2001

/s/                   Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and
Chief Financial Officer
Principal Accounting Officer

/s/                      Donald E. Wright
Donald E. Wright
Executive Vice President of Finance and
Chief Accounting Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/                       R. Brad Martin
R. Brad Martin
Chairman of the Board
Chief Executive Officer
Principal Executive Officer

/s/                      Ronald de Waal
Ronald de Waal
Vice Chairman of the Board

/s/                 Bernard E. Bernstein
Bernard E. Bernstein
Director


/s/                  Stanton J. Bluestone
Stanton J. Bluestone
Director

/s/                   John W. Burden, III
John W. Burden, III
Director

/s/                      James A. Coggin
James A. Coggin
President and Chief Administrative Officer
Director

/s/                      Julius W. Erving
Julius W. Erving
Director

/s/                     Michael S. Gross
Michael S. Gross
Director

/s/                       Donald E. Hess
Donald E. Hess
Director

/s/                        G. David Hurd
G. David Hurd
Director

/s/                       George L. Jones
George L. Jones
President and Chief Executive Officer of
Saks Department Store Group
Director

/s/                       Philip B. Miller
Philip B. Miller
Director


/s/                       C. Warren Neel
C. Warren Neel
Director

/s/                     Stephen I. Sadove
Stephen I. Sadove
Director

/s/                 Marguerite W. Sallee
Marguerite W. Sallee
Director

/s/                 Christopher J. Stadler
Christopher J. Stadler
Director

/s/                        Gerald Tsai, Jr
Gerald Tsai, Jr.
Director

/s/                      Julia A. Bentley
Julia A. Bentley
Senior Vice President and Secretary


FORM 10-K -- ITEM 14(a)(3) AND 14(c)
SAKS INCORPORATED AND SUBSIDIARIES
EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Charter of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
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

4.6

Registration Rights Agreement between Proffitt's, Inc. and certain specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated July 8, 1998)

4.7

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

4.9

Amendment No. 1, dated as of March 25, 1998, to the Rights Agreement, dated as of March 28, 1995, between the Registrant and Union Planters Bank, N.A., as Rights Agent (incorporated by reference to the Exhibits to the Form 8-K of Proffitt's, Inc. dated March 26, 1998).

4.10

Indenture, dated as of July 23, 1999, by and among the Company, the Subsidiary Guarantors and The First National Bank of Chicago, as trustee ($350 million, 7% Notes, due 2004 (incorporated by reference from the Exhibits to the Saks Incorporated 8-K dated July 27, 1999)

10.1

LC Account Agreement dated February 2, 1998, by and between Proffitt's, Inc. and NationsBank, N.A., as Agent (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated February 17, 1998)

10.2

Series 1997-2 Supplement dated as of August 21, 1997, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the form 8-K/A filed by the Proffitt's Credit Card Master Trust and Proffitt's Credit Corporation on September 23, 1997)

10.3

Series 1998-1 Supplement dated as of May 6, 1998, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.4

Series 1998-2 Supplement dated as of May 21, 1998, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.5

Second Amended and Restated Credit Agreement among Saks Incorporated, Bank of America, N.A. as Agent, several other Banks as Agents, and several Banks as Lenders, dated as of August 26, 1999 (incorporated by reference from the Saks Incorporated Form 10-Q for the fiscal quarter ended July 31, 1999)

10.6

Series 1999-1 Supplement dated as of July 21, 1999, to the Master Pooling and Servicing Agreement dated as of August 21, 1997, among Saks Credit Corporation, as Transferor, Saks Incorporated, as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Saks Credit Card Master Trust Form 8-K dated July 28, 1999)

10.7

Master Pooling and Servicing Agreement dated as of August 21, 1997, by and among Saks Credit Corporation, Saks Incorporated, and Norwest Bank Minnesota, National Association, as Trustee, as amended by Amendment No. 1 dated as of February 2, 1998, and Amendment No. 2 dated as of July 1, 1999 (incorporated by reference to Exhibits to the Proffitt's Credit Card Master Trust Current Report on Form 8-K filed on September 23, 1997, Exhibits to the Current Report on Form 8-K filed on February 18, 1998 and Exhibits to the Current Report on Form 8-K filed on July 2, 1999).

10.8

Receivables Purchase Agreement dated as of July 1, 1999 by and among National Bank of the Great Lakes, Saks Credit Corporation, and Saks Incorporated (incorporated by reference to Exhibits to the Saks Credit Card Master Trust Current Report on Form 8-K filed on July 2, 1999).

10.9

Transfer and Administration Agreement dated as of July 1, 1999 among Enterprise Funding Corporation, Saks Transitional Credit Corporation, Saks Incorporated, and NationsBank, N.A. (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

10.10

Receivables Purchase Agreement dated as of July 1, 1999 among National Bank of the Great Lakes, Saks Transitional Credit Corporation, and Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

10.11

Series 2001-1 Supplement dated as of March 1, 2001 among Saks Credit Corporation, Saks Incorporated, and Wells Fargo Bank Minnesota, National Association, as trustee, under the Master Pooling and Servicing Agreement dated as of August 21, 1997 (incorporated by reference from the Exhibits to the Form 8-K filed by Saks Credit Card Master Trust on April 19, 2001)

10.12

Certificate Purchase Agreement dated as of March 1, 2001 among Saks Credit Corporation, Saks Incorporated, Enterprise Funding Corporation, and Bank of America, N.A. (incorporated by reference from the Exhibits to the Form 8-K filed by Saks Credit Card Master Trust on April 19, 2001)

10.13	Proffitt's, Inc. 1987 Stock Option Plan, as amended (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-46306 of Proffitt's, Inc. dated March 10, 1992)
10.14	Saks Incorporated Amended and Restated Employee Stock Purchase Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.15	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.16	*Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan
10.17	Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.18	Trust Agreement for the Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.19	Saks Incorporated Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.20	Trust Agreement for the Saks Incorporated Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.21	First Amendment to Proffitt's, Inc. Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)
10.22	Second Amendment to Proffitt's, Inc. Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998
10.23

Third Amendment and Restatement of the Parisian, Inc. Stock Option Plan for Officers (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

10.24

First Amendment and Restatement of The Parisian, Inc. Management Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

10.25	Younkers, Inc. Stock and Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)
10.26	Younkers, Inc. Management Stock Option Plan (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)
10.27	Younkers, Inc. 1993 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-59224 of Younkers, Inc.
10.28	Form of Younkers, Inc. Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended May 1, 1993)
10.29	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan (incorporated by reference to Carson Pirie Scott & Co. Common Shares Registration Statement No. 33-67514)
10.30	Carson Pirie Scott & Co. Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended January 28, 1995)
10.31

Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.32	Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)
10.33	Saks Fifth Avenue Retirement Savings Plan (incorporated by reference from the Exhibits to the Form S-8 Saks Incorporated Registration Statement No. 333-66759)
10.34	Saks Holdings, Inc. 1996 Management Stock Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. filed with the Commission on August 29, 1996)
10.35	Saks Fifth Avenue Supplemental Pension Plan, effective July 2, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)
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

10.40	*Promissory Note for $885,000 between Saks Incorporated and R. Brad Martin dated April 28, 2000
10.41	*Promissory Note for $265,000 between Saks Incorporated and James A. Coggin dated April 14, 2000
10.42	*Promissory Note for $250,000 between Saks Incorporated and Douglas E. Coltharp dated April 14, 2000
10.43	*Promissory Note for $110,000 between Saks Incorporated and Brian J. Martin dated April 14, 2000
10.44	*Promissory Note for $200,000 between Saks Incorporated and Donald E. Wright dated April 14, 2000
10.45

Form of Seventh Amended and Restated Employment Agreement by and between R. Brad Martin, Chairman and Chief Executive Officer, and Saks Incorporated dated November 1, 2000 (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarter ended October 28, 2000)

10.46

Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to R. Brad Martin dated October 11, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

10.47

Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to R. Brad Martin dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.48

Form of Employment Agreement by and between Saks Incorporated and James A. Coggin, President and Chief Administrative Officer, dated November 1, 2000 (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarter ended October 29, 2000)

10.49

Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to James A. Coggin dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

10.50

Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to James A. Coggin dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.51

Form of Employment Agreement between Saks Incorporated and Douglas E. Coltharp, Executive Vice President and Chief Financial Officer, dated November 1, 2000 (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarter ended October 29, 2000)

10.52

Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Douglas E. Coltharp dated November 25, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

10.53

Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Douglas E. Coltharp dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.54

Form of Employment Agreement between Saks Incorporated and Brian J. Martin, Executive Vice President and General Counsel, dated November 1, 2000 (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarter ended October 29, 2000)

10.55

Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1994 Long-Term Incentive Plan granted to Brian J. Martin dated October 28, 1996 (incorporated by reference from the Exhibits to the Form 10-Q of Proffitt's, Inc. for the quarter ended November 2, 1997)

10.56

Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Brian J. Martin dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.57

Form of Employment Agreement by and between Saks Incorporated and Donald E. Wright, Executive Vice President of Finance and Chief Accounting Officer, dated November 1, 2000 (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarter ended October 29, 2000)

10.58

Form of Restricted Stock Grant Agreement under the Proffitt's, Inc. 1997 Stock-Based Incentive Plan granted to Donald E. Wright dated January 31, 1998 (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)

10.59

Form of Employment Agreement by and between Saks Holdings, Inc., Proffitt's, Inc. and Philip B. Miller dated as of September 3, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated September 23, 1998)

10.60	Form of Saks Incorporated 1998 Senior Executive Bonus Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)
10.61	Form of Saks Fifth Avenue Pension Plan -- 1998 Restatement (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)
10.62	Proffitt's, Inc. 1998 Senior Executive Bonus Plan (incorporated by reference from Exhibit A to the Proffitt's, Inc. proxy statement dated May 4, 1998)
10.63	*Saks Incorporated Executive Severance Plan effective September 13, 2000.
13.1	*Annual Report to Shareholders for the fiscal year ended February 3, 2001 (not to be deemed filed except for those portions thereof which are incorporated herein by reference in this filing)
21.1	*Subsidiaries of the registrant
23.1	*PricewaterhouseCoopers LLP Consent (re: Saks Incorporated Financials)
*PricewaterhouseCoopers LLP Consent (re: Saks Incorporated Employee Stock Purchase Plan Financials)
99.1	*Cautionary Statements Relating to Forward-Looking Information
99.2	*Saks Incorporated Employee Stock Purchase Plan Financial Statements for the years ended December 31, 2000 and January 31, 2000

________________________________
* Filed as a current year Exhibit.