Form 10-Q
period 2001-05-05
SAKS INC
filed 2001-06-18
CIK 812900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 5, 2001
                                                                         OR
(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _____________________

For Quarter Ended: May 5, 2001
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

Common Stock, $.10 Par Value -- 141,924,650 shares as of May 5, 2001

SAKS INCORPORATED

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	May 5,	February 3,	April 29,
	2001	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$ 75,073	$ 64,660	$ 21,342
Retained interest in accounts receivable	237,411	193,258	206,550
Merchandise inventories	1,576,021	1,522,203	1,670,308
Other current assets	103,243	96,929	78,468
Deferred income taxes	28,657	39,188	54,575
Total current assets	2,020,405	1,916,238	2,031,243

Property and Equipment, net	2,278,415	2,390,850	2,376,555
Goodwill and Intangibles, net	385,776	511,333	573,326
Deferred Income Taxes	173,816	178,118	198,741
Other Assets	49,615	54,072	61,168

TOTAL ASSETS	$ 4,908,027 =========	$ 5,050,611 =========	$ 5,241,033 =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$ 370,311	$ 319,537	$ 420,268
Accrued expenses and other current liabilities	469,872	505,095	482,153
Current portion of long-term debt	5,628	5,650	7,598
Total current liabilities	845,811	830,282	910,019

Long-Term Debt	1,617,039	1,801,657	1,970,829
Other Long-Term Liabilities	123,585	124,843	138,229
Total liabilities	2,586,435	2,756,782	3,019,077

Commitments and Contingencies

Shareholders' Equity	2,321,592	2,293,829	2,221,956

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 4,908,027 =========	$ 5,050,611 =========	$ 5,241,033 =========

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	May 5, 2001	April 29, 2000

Net sales	$ 1,464,350	$ 1,500,818
Cost of sales	917,789	948,268
Gross margin	546,561	552,550

Selling, general and administrative expenses	343,242	324,598
Other operating expenses	141,848	134,687
Store pre-opening costs	582	2,689
Integration costs	1,123	1,597
Losses (gains) from long-lived assets	(312)	(2,346)
Operating income	60,078	91,325
Other income (expense):
Interest expense	(34,601)	(36,873)
Other income (expense), net	223	150
Income before income taxes and extraordinary item	25,700	54,602
Provision for income taxes	9,843	20,747

Income before extraordinary item	15,857	33,855
Extraordinary gain on extinguishment of debt, net of taxes	10,641	-

Net income	$ 26,498 =========	$ 33,855 =========

Basic earnings per common share:
Income before extraordinary item	$ 0.11	$ 0.24
Extraordinary item	0.08	-
Net income	$ 0.19 =========	$ 0.24 =========

Diluted earnings per common share:
Income before extraordinary item	$ 0.11	$ 0.24
Extraordinary item	0.07	-
Net income	$ 0.18 =========	$ 0.24 =========
Weighted average common shares:
Basic	141,901	142,175
Diluted	145,852	143,110

See notes to condensed consolidated financial statements.

SAKS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended
	May 5, 2001	April 29, 2000
Operating Activities:
Net income	$ 26,498	$ 33,855
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	54,127	49,255
Losses (gains) from long-lived assets	(312)	(2,346)
Extraordinary gain on extinguishment of debt	(10,641)	-
Provision for employee deferred compensation	1,569	1,737
Deferred income taxes	14,833	22,086
Change in operating assets and liabilities, net	(135,132)	(13,457)
Net Cash Provided By (Used In) Operating Activities	(49,058)	91,130

Investing Activities:
Purchases of property and equipment	(54,701)	(74,303)
Proceeds from the sale of property and equipment	7,170	6,055
Proceeds from the sale of stores, net of repurchased receivables	275,452	-
Net Cash Provided By (Used In) Investing Activities	227,921	(68,248)

Financing Activities:
Payments on long-term debt and capital lease obligations	(167,802)	(2,146)
Borrowings under credit facilities	-	6,000
Purchases and retirements of common stock	(1,304)	(25,010)
Proceeds from issuance of common stock	656	56
Net Cash Used In Financing Activities	(168,450)	(21,100)

Increase In Cash and Cash Equivalents	10,413	1,782

Cash and cash equivalents at beginning of period	64,660	19,560

Cash and cash equivalents at end of period	$ 75,073 =========	$ 21,342 =========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts)

NOTE 1 -- BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 5, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the "Company"). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

The Company is a national retailer currently operating premier, traditional and off-price department stores and a direct response business. The Company operates Saks Fifth Avenue Enterprises ("SFAE"), which consists of Saks Fifth Avenue stores, Off 5th stores, and Saks Direct, which includes the direct-to-consumer catalogs of Folio and Bullock & Jones and the operations of saks.com. The Company also operates the Saks Department Stores Group ("SDSG"), which consists of Proffitt's, McRae's, Younkers, Parisian, Herberger's, Carson Pirie Scott, Bergner's, and Boston Stores department stores.

The accompanying balance sheet at February 3, 2001 has been derived from the audited financial statements at that date but does not include all required Generally Accepted Accounting Principles disclosures.

Net sales and cost of sales, as previously reported in prior years, have been restated to include revenues and expenses from the shipping and handling of merchandise sold with no effect on previously reported operating income, net income, shareholders' equity or cash flows. Revenues from shipping and handling of $2,688 and $2,920 are included in net sales for the three months ended May 5, 2001 and April 29, 2000, respectively, and expenses of $2,269 and $1,547 are included in cost of sales for the three months ended May 5, 2001 and April 29, 2000, respectively.

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

NOTE 2 -- BUSINESS COMBINATIONS AND INTEGRATION COSTS

For the three-month periods ended May 5, 2001 and April 29, 2000, the Company incurred certain integration costs related to prior business combinations. The costs for 2001 were primarily comprised of charges associated with the consolidation efforts of the SDSG southern distribution centers. The costs for 2000 primarily consisted of the consolidation of the Herberger's operating division into the Carson Pirie Scott operating division and McRae's operating division into the Proffitt's operating division.

A reconciliation of the aforementioned costs to the amounts of integration costs remaining unpaid at May 5, 2001 is as follows:

Amounts unpaid at February 3, 2001 and
related to prior integration events	$ 5,153
Integration costs for the period	1,123
Amounts paid during the period	(889)
Amounts representing non-cash charges	(1,123)
Amounts unpaid at May 5, 2001	$ 4,264 =========

The components of the aforementioned amounts unpaid are as follows:

	May 5, 2001	February 3, 2001
Severance	$ 3,855	$ 4,340
Other	409	813
Total	$ 4,264 =========	$ 5,153 ========

NOTE 3 -- EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three months ended May 5, 2001 and April 29, 2000 are as follows :

	For the Three Months Ended			For the Three Months Ended
	May 5, 2001			April 29, 2000
	Income (a)	Weighted Average Shares	Per Share Amount	Income (a)	Weighted Average Shares
						Per Share Amount

Basic EPS	15,857	141,901	$ 0.11	$ 33,855	142,175	$ 0.24

Effect of dilutive stock options (based on the treasury stock method using the average price)		3,951			935

Diluted EPS	$ 15,857 =======	145,852 =======	$ 0.11 =======	$ 33,855 =======	143,110 =======	$ 0.24 =======

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

NOTE 5 -- SEGMENT INFORMATION

The Company conducts its business through two segments, Saks Department Stores Group and Saks Fifth Avenue Enterprises. Operating Income for the segments includes the revenue, cost of sales, direct selling, general, and administrative expenses, other direct operating expenses for the respective segment and an allocation of certain operating expenses shared by the two segments. "Other, including corporate" consists of the assets, revenue and expenses associated with the corporate offices, certain accounting, finance, human resource, and information technology activities and other items managed on a company-wide basis.

The financial information for each segment is reported on the basis used internally by the Company to evaluate performance and allocate resources.

	Three Months Ended

	May 5, 2001	April 29, 2000
Net Sales:
Saks Department Stores Group	$ 825,346	$ 861,061
Saks Fifth Avenue Enterprises	639,004	639,757
	$ 1,464,350 =========	$ 1,500,818 =========
Operating Income:
Saks Department Stores Group	$ 38,871	$ 47,622
Saks Fifth Avenue Enterprises	30,832	47,843
Other, including corporate	(6,860)	(6,511)
Certain items, net	(2,765)	2,371
	$ 60,078 =========	$ 91,325 =========
Depreciation and Amortization:
Saks Department Stores Group	$ 29,722	$ 27,682
Saks Fifth Avenue Enterprises	24,031	21,239
Other, including corporate	374	334
	$ 54,127 =========	$ 49,255 =========
Total Assets:
Saks Department Stores Group	$ 2,373,677	$ 2,842,681
Saks Fifth Avenue Enterprises	2,054,418	1,986,634
Other, including corporate	479,932	411,718
	$ 4,908,027 =========	$ 5,241,033 =========
Capital Expenditures:
Saks Department Stores Group	$ 12,363	$ 23,017
Saks Fifth Avenue Enterprises	26,190	33,030
Other, including corporate	16,148	18,256
	$ 54,701 =========	$ 74,303 =========

For the three-month period ended May 5, 2001, Operating Income includes charges and gains associated with certain unusual or infrequently occurring events and transactions aggregating to a $2,765 charge. These certain items relate primarily to corporate reorganization and integration activities and the sale of previously owned distribution and store locations. For the three months ended April 29, 2000, Operating Income includes charges and gains associated with certain unusual or infrequently occurring events and transactions aggregating to a $2,371 gain. These certain items relate primarily to revisions to prior year closed store charges, the consolidation of SDSG operating divisions and distribution centers and gains from the sale of a closed store and a closed distribution center.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, became effective for the Company in the first quarter of fiscal year 2001. Adoption of this standard had no material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, which replaced SFAS No. 125 and revised criteria for accounting for securitizations and introduced new disclosures. Compliance with the revised criteria did not have a material impact on the Company's financial position or results of operations. The new disclosure requirements were adopted in fiscal year 2000 and included in the footnotes to the Company's annual report to Form 10-K for the fiscal year ended February 3, 2001.

NOTE 7 -- DEBT AND SHARE REPURCHASES

On March 16, 2001, the Company completed the sale of nine store locations represented by property and equipment with a carrying value of $112,109, goodwill and intangibles with a carrying value of $121,778, inventory and receivables. Certain of the proceeds from the sale were used to repurchase previously sold receivables of $28,260 and $183,290 of senior notes. The senior notes were repurchased at a discount to the carrying value resulting in the extraordinary gain on extinguishment of debt of $17,245 ($10,614 after income taxes).

During the three months ended April 29, 2000, the Company repurchased 2.0 million shares of Company stock for an aggregate amount of $25,010 under a five million share repurchase program authorized in 1999. In March 2001, the Board of Directors authorized an additional repurchase program of five million shares. During the three months ended May 5, 2001, the Company repurchased 100,0000 shares for an aggregate amount of $1,304, leaving 5.9 million shares available for repurchase under the programs.

NOTE 8 -- SUBSEQUENT EVENT

On June 7, 2001, the Company announced plans to more fully integrate the Saks Direct business into the Saks Fifth Avenue Enterprises businesses by eliminating the Folio and Bullock & Jones catalogs and integrating the e-commerce business of saks.com into the Saks Fifth Avenue stores and merchant organization. The integration is expected to create a more cohesive, consistent customer experience across all delivery channels, while improving inventory productivity and lowering operating expenses. The Company is currently assessing the extent of charges for severance as well as certain non-cash charges. The restructuring is expected to be completed in the first quarter of 2002.

NOTE 9 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's Senior Notes (representing all subsidiaries of Saks Incorporated except for special purpose subsidiaries, the Bank and immaterial subsidiaries); and 3) on a combined basis, the Company's special purpose subsidiaries, the Bank and immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the Senior Notes. The condensed consolidating financial statements presented as of and for the three-month periods ended May 5, 2001 and April 29, 2000 and as of February 3, 2001 reflect the legal entity compositions at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries. Borrowings and the related interest expense under the Company's revolving credit facility are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit agreement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At May 5, 2001, Saks Incorporated was the sole obligor for a majority of the Company's long-term debt, owned one store location and maintained a small group of corporate employees. All other Company stores are operated by the guarantor subsidiaries of Saks Incorporated.

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 5, 2001
(Dollar Amounts In Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$59,100	($13,079)	$29,052		$75,073
Retained interest in accounts receivable			237,411		237,411
Merchandise inventories	$3,660	1,565,646	6,715		1,576,021
Deferred income taxes		42,834	(14,177)		28,657
Intercompany borrowings		29,874	23,475	($53,349)
Other current assets		102,313	930		103,243

Total Current Assets	62,760	1,727,588	283,406	(53,349)	2,020,405

Property and Equipment, net	8,467	2,262,529	7,419		2,278,415
Goodwill and Intangibles, net		385,776			385,776
Other Assets	16,808	29,786	3,021		49,615
Deferred Income Taxes		173,816			173,816
Investment in and Advances to Subsidiaries	3,729,116	115,559		(3,844,675)

Total Assets	$3,817,151 ===========	$4,695,054 ==========	$293,846 ==========	($3,898,024) ==========	$4,908,027 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,098	$368,433	$780		$370,311
Accrued expenses and other current liabilities	38,995	428,250	2,627		469,872
Intercompany borrowings	(11,500)	34,975	29,874	($53,349)
Current portion of long-term debt		5,628			5,628

Total Current Liabilities	28,593	837,286	33,281	(53,349)	845,811

Long-Term Debt	1,466,710	150,329			1,617,039
Other Long-Term Liabilities	256	123,329			123,585
Investment by and Advances from Parent		3,584,110	260,565	(3,844,675)
Shareholders' Equity	2,321,592				2,321,592

Total Liabilities and Shareholders' Equity	$3,817,151 ===========	$4,695,054 ==========	$293,846 ==========	($3,898,024) ==========	$4,908,027 ===========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MAY 5, 2001
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,997	$1,456,502	$3,851		$1,464,350
Costs and expenses
Cost of sales	2,473	911,270	4,046		917,789
Selling, general and administrative expenses	2,636	367,918	24,134	($51,446)	343,242
Other operating expenses	834	140,348	666		141,848
Store pre-opening costs		582			582
Integration costs		1,123			1,123
Losses (gains) from long-lived assets		(312)			(312)
Operating income (loss)	(1,946)	35,573	(24,995)	51,446	60,078

Other income (expense)
Finance charge income, net			51,446	(51,446)
Intercompany exchange fees		(10,644)	10,644
Intercompany servicer fees		13,780	(13,780)
Equity in earnings of subsidiaries	35,197	7,095		(42,292)
Interest expense	(29,603)	(4,272)	(726)		(34,601)
Other income (expense), net	(68)	291			223

Income before income taxes	3,580	41,823	22,589	(42,292)	25,700

Provision (benefit) for income taxes	(12,277)	14,334	7,786		9,843

Income before extraordinary item	15,857	27,489	14,803	(42,292)	15,857

Extraordinary gain on extinguishment of debt, net of taxes	10,641				10,641

Net income	$26,498 ===========	$27,489 ==========	$14,803 ===========	($42,292) ==========	$26,498 ==========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 5, 2001
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$26,498	$27,489	$14,803	($42,292)	$26,498
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(35,197)	(7,095)		42,292
Extraordinary gain on extinguishment of debt	(10,641)				(10,641)
Depreciation and amortization	258	53,624	245		54,127
Provision for employee deferred compensation	1,569				1,569
Deferred income taxes		14,250	583		14,833
Losses (gains) from long-lived assets		(312)			(312)
Changes in operating assets and liabilities, net	15,168	(102,191)	(48,109)		(135,132)

Net Cash Provided By (Used In) Operating Activities	(2,345)	(14,235)	(32,478)		(49,058)

INVESTING ACTIVITIES
Purchases of property and equipment		(53,754)	(947)		(54,701)
Proceeds from the sale of assets		7,170			7,170
Proceeds from the sale of stores, net of repurchased receivables		275,452			275,452

Net Cash Used In Investing Activities		228,868	(947)		227,921

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	188,546	(223,211)	34,665
Payments on long-term debt and capital lease obligations	(166,453)	(1,349)			(167,802)
Purchases and retirements of common stock	(1,304)				(1,304)
Proceeds from issuance of common stock	656				656

Net Cash Provided By (Used In) Financing Activities	21,445	(224,560)	34,665		(168,450)

Increase (Decrease) In Cash and Cash Equivalents	19,100	(9,927)	1,240		10,413

Cash and cash equivalents at beginning of period	40,000	(3,152)	27,812		64,660

Cash and cash equivalents at end of period	$59,100 =========	($13,079) ==========	$29,052 ==========	=========	$75,073 ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT APRIL 29, 2000
(Dollar Amounts In Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents		($3,048)	$24,390		$21,342
Retained interest in accounts receivable			206,550		206,550
Merchandise inventories	$3,996	1,666,312			1,670,308
Deferred income taxes		62,888	(8,313)		54,575
Intercompany borrowings	1,696	23,044	2,806	($27,546)
Other current assets		78,426	42		78,468

Total Current Assets	5,692	1,827,622	225,475	(27,546)	2,031,243

Property and Equipment, net	9,380	2,367,175			2,376,555
Goodwill and Intangibles, net		573,326			573,326
Other Assets		55,966	5,202		61,168
Deferred Income Taxes		198,741			198,741
Investment in and Advances to Subsidiaries	4,078,214	104,852		(4,183,066)

Total Assets	$4,093,286 ===========	$5,127,682 ==========	$230,677 ===========	($4,210,612) ==========	$5,241,033 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,199	$419,069			$420,268
Accrued expenses and other current liabilities	44,518	433,223	$4,412		482,153
Intercompany borrowings		2,806	24,740	($27,546)
Current portion of long-term debt		7,598			7,598

Total Current Liabilities	45,717	862,696	29,152	(27,546)	910,019

Long-Term Debt	1,815,000	155,829			1,970,829
Other Long-Term Liabilities	10,613	127,616			138,229
Investment by and Advances from Parent		3,981,541	201,525	(4,183,066)
Shareholders' Equity	2,221,956				2,221,956

Total Liabilities and Shareholders' Equity	$4,093,286 ===========	$5,127,682 ==========	$230,677 ===========	($4,210,612) ==========	$5,241,033 ===========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 29, 2000
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,331	$1,497,487			$1,500,818
Costs and expenses
Cost of sales	2,256	946,012			948,268
Selling, general and administrative expenses	3,197	358,466	$15,280	($52,345)	324,598
Other operating expenses	904	133,783			134,687
Store pre-opening costs		2,689			2,689
Integration costs		1,597			1,597
Losses (gains) from long-lived assets		(2,346)			(2,346)
Operating income (loss)	(3,026)	57,286	(15,280)	52,345	91,325

Other income (expense)
Finance charge income, net			52,345	(52,345)
Intercompany exchange fees		(8,760)	8,760
Intercompany servicer fees		9,355	(9,355)
Equity in earnings of subsidiaries	56,772	11,809		(68,581)
Interest expense	(33,351)	(2,706)	(816)		(36,873)
Other income (expense), net		150			150

Income before income taxes	20,395	67,134	35,654	(68,581)	54,602

Provision (benefit) for income taxes	(13,460)	21,748	12,459		20,747

Net income	$33,855 ===========	$45,386 ==========	$23,195 ===========	($68,581) ==========	$33,855 ===========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 29, 2000
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$33,855	$45,386	$23,195	($68,581)	$33,855
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Equity in earnings of subsidiaries	(56,772)	(11,809)		68,581
Depreciation and amortization		49,255			49,255
Provision for employee deferred compensation	1,737				1,737
Deferred income taxes		27,126	(5,040)		22,086
Losses (gains) from long-lived assets		(2,346)			(2,346)
Changes in operating assets and liabilities, net	2,977	(11,892)	(4,542)		(13,457)

Net Cash Provided By (Used In) Operating Activities	(18,203)	95,720	13,613		91,130

INVESTING ACTIVITIES
Purchases of property and equipment		(74,303)			(74,303)
Proceeds from sale of assets		6,055			6,055

Net Cash Used In Investing Activities		(68,248)			(68,248)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	37,157	(25,325)	(11,832)
Payments on long-term debt and capital lease obligations		(2,146)			(2,146)
Borrowings under credit facilities	6,000				6,000
Proceeds from issuance of common stock	56				56
Purchases and retirements of common stock	(25,010)				(25,010)

Net Cash Provided By (Used In) Financing Activities	18,203	(27,471)	(11,832)		(21,100)

Increase (Decrease) in Cash and Cash Equivalents	0	1	1,781		1,782

Cash and cash equivalents at beginning of period	0	(3,049)	22,609		19,560

Cash and cash equivalents	$0 =========	($3,048) =========	$24,390 =========	=========	$21,342 =========

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 3, 2001
(Dollar Amounts In Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$40,000	($3,152)	$27,812		$64,660
Retained interest in accounts receivable			193,258		193,258
Merchandise inventories	3,356	1,512,982	5,865		1,522,203
Deferred income taxes		52,782	(13,594)		39,188
Intercompany borrowings		30,272	48,100	($78,372)
Other current assets		95,875	1,054		96,929

Total Current Assets	43,356	1,688,759	262,495	(78,372)	1,916,238

Property and Equipment, net	8,702	2,375,716	6,432		2,390,850
Goodwill and Intangibles, net		511,333			511,333
Other Assets	17,782	32,763	3,527		54,072
Deferred Income Taxes		178,118			178,118
Investment in and Advances in Subsidiaries	3,899,921	114,783		(4,014,704)

Total Assets	$3,969,761 ===========	$4,901,472 ==========	$272,454 ===========	($4,093,076) ==========	$5,050,611 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,007	$316,425	$2,105		$319,537
Accrued expenses and other current liabilities	22,296	479,021	3,778		505,095
Intercompany borrowings	2,029	46,071	30,272	($78,372)
Current portion of long-term debt		5,650			5,650

Total Current Liabilities	25,332	847,167	36,155	(78,372)	830,282

Long-Term Debt	1,650,000	151,657			1,801,657
Other Long-Term Liabilities	600	124,243			124,843
Investment by and Advances from Parent		3,778,405	236,299	(4,014,704)
Shareholders' Equity	2,293,829				2,293,829

Total Liabilities and Shareholders' Equity	$3,969,761 ===========	$4,901,472 ==========	$272,454 ===========	($4,093,076) ==========	$5,050,611 ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not total due to rounding).

	Three Months Ended
	5/5/01	4/29/00

Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	62.7	63.2
Selling, general & administrative expenses	23.4	21.6
Other operating expenses	9.7	9.0
Store pre-opening costs	0.0	0.2
Integration costs	0.1	0.1
Losses (gains) from long-lived assets	(0.0)	(0.2)
Operating income	4.1	6.1
Other income (expense):
Interest expense	(2.4)	(2.5)
Other income (expense), net	0.0	0.0
Income before income taxes
and extraordinary item	1.8	3.6
Provision for income taxes	0.7	1.4
Income before extraordinary item	1.1	2.3
Extraordinary gain, net of taxes	0.7	0.0
NET INCOME	1.8% =====	2.3% =====

THREE MONTHS ENDED MAY 5, 2001 COMPARED TO THREE MONTHS ENDED APRIL 29, 2000

NET SALES

For the three months ended May 5, 2001, total Company sales decreased $36.5 million, or 2.4% of net sales, versus the prior year period. Total sales for the three-month period decreased by $35.7 million and $0.8 million at SDSG and SFAE, respectively. The sales decline at SDSG was attributable to a comparable stores decrease of 1.6% and the elimination of revenues resulting from the sale of nine stores to The May Department Stores Company. The sales decline at SFAE was due to a comparable stores decrease of 2.4% and was partially offset by additional sales from new stores opened and e-commerce revenues. SFAE's comparable store sales were negatively effected primarily by declining sales in its catalog operation (attributable to a reduction in books produced and mailed coupled with a general softening in demand) and in the Off 5th operations (attributable to a general slowing in outlet center traffic). Additionally, sales in SFAE's full-line stores were less than sales in last year's comparable quarter but were offset by increased sales associated with a shift in a proprietary credit card promotional event to the first quarter of 2001, from the second quarter in 2000, due to the change in the retail calendar.

GROSS MARGIN

For the three months ended May 5, 2001, gross margin was $546.6 million, or 37.3% of net sales, compared to $552.6 million, or 36.8% of net sales, for the three months ended April 29, 2000. The increase in gross margin rate was primarily due to decreased markdowns at SDSG resulting from improved year-over-year control over inventory receipts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the three months ended May 5, 2001, SGA was $343.2 million, or 23.4% of net sales, compared to $324.6 million, or 21.6% of net sales, for the three months ended April 29, 2001. The rate deterioration was primarily attributable to a decline in expense leverage resulting from the sales decline, an increase in e-commerce expenses and an increase in expenses related to the first quarter 2001 launch of SDSG's enhanced proprietary credit card loyalty programs.

OTHER OPERATING EXPENSES

For the three months ended May 5, 2001, other operating expenses were $141.8 million, or 9.7% of net sales, compared to $134.7 million, or 9.0% of net sales, for the three months ended April 29, 2000. The increase in expenses was largely due to 1) higher depreciation expense resulting from stores opened in the last twelve months, capital expenditures related to remodels and expansions of existing stores and increased investments in information technology and 2) increased rental expenses, which were the result of new and expanded leased stores.

INTEGRATION COSTS

For the three months ended May 5, 2001, integration costs were $1.1 million, or 0.1% of net sales, compared to $1.6 million, or 0.1% of net sales, for the three months ended April 29, 2000. The 2001 charges were largely related to the consolidation efforts of the southern distribution centers. The 2000 costs primarily consisted of the consolidation of the Herberger's and McRae's operating divisions and distribution centers.

LOSSES (GAINS) FROM LONG-LIVED ASSETS

For the three months ended May 5, 2001, the Company recognized gains from long-lived assets of $0.3 million related to the disposition of store and distribution locations. For the three months ended April 29, 2000, gains from long-lived assets of $2.3 million related primarily to the sale of a store location and a closed distribution center.

OPERATING INCOME

Operating income for the three months ended May 5, 2001 declined by $31.2 million from the prior year period. Operating income at SDSG declined by $8.7 million largely due to the decline in comparable store sales, the inability to leverage fixed expenses to decreased sales and the operating income associated with the nine stores sold during the quarter. Operating income at SFAE declined by $17.0 million primarily due to the comparable store sales decline, the inability to leverage fixed expenses to decreased sales and increased losses in e-commerce operations. Gains and losses associated with certain items (including the sale of long-lived assets, integration costs and corporate reorganization costs) contributed a $5.1 million decline in Operating Income.

INTEREST EXPENSE

For the three months ended May 5, 2001, interest expense was $34.6 million, or 2.4% of net sales, compared to $36.9 million, or 2.5% of net sales, for the three months ended April 29, 2000. The improvement was the result of a reduction in short-term variable borrowing rates and a decline in the average debt balances during the current period.

INCOME TAXES

The effective tax rates for the three months ended May 5, 2001 and April 29, 2000 were 38.3% and 38.0%, respectively. The increase in the effective rate is the result of the dilutive effect of non-deductible goodwill amortization on lower earnings in the current period.

EXTRAORDINARY ITEM

The extraordinary gain for the three months ended May 5, 2001 related to the current period repurchase of $183 million in senior notes at a discount to the recorded value.

NET INCOME

Net income decreased from $33.9 million for the three months ended April 29, 2000 to $26.5 million for the three months ended May 5, 2001. The decline was largely due to the decrease in operating income resulting from negative comparable store sales, the inability to leverage fixed expenses to decreased sales and increased e-commerce losses and was partially offset by the gain on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The retained interest in accounts receivable, inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company's business.

Gross accounts receivable were $1.302 billion and $1.295 billion at May 5, 2001 and April 29, 2000, respectively. The increase was primarily due to a shift in the retail calendar, higher average account balances and an increased percentage of retained interest.

Merchandise inventory at May 5, 2001 decreased from April 29, 2000 balances largely due to a comparable stores inventory decrease of 3.0% and inventory related to sold stores.

Property and equipment balances at May 5, 2001 decreased over April 29, 2000 balances due primarily to the sale of nine SDSG stores and depreciation on existing assets during the last twelve months, partially offset by capital expenditures related to new store additions and investments in information technology, as well as expansions, replacements and the remodeling of existing stores.

Goodwill and intangibles at May 5, 2001 decreased from April 29, 2000 due primarily to reduction in the store-related goodwill associated with the sale of nine SDSG stores and amortization during the last twelve months.

CASH FLOW

The primary needs for liquidity are to acquire, renovate, or construct stores and to provide working capital for new and existing stores.

Cash provided by (used in) operating activities was ($49.1) million for the three months ended May 5, 2001 and $91.1 million for the three months ended April 29, 2000. The decrease in operating cash flows was primarily related to the timing of inventory receipts and payments and the increased retained interest in accounts receivable.

Cash provided by (used in) investing activities was $227.9 million for the three months ended May 5, 2001 and ($68.2) million for the three months ended April 29, 2000. The increase in the current year was principally due to the proceeds received from the sale of nine SDSG stores.

Cash used in financing activities was $168.5 million for the three months ended May 5, 2001 and $21.1 million for the three months ended April 29, 2000. The increase in the current year was primarily due to the application of proceeds received from the sale of the nine SDSG stores to repurchase $183 million in senior notes.

CAPITAL STRUCTURE

As of May 5, 2001, the Company had total debt outstanding of approximately $1.6 billion with the full capacity of $750 million available to borrow under its existing revolving credit facility that expires in 2003. This balance represents a debt to total capitalization percentage of 41.1% and a decrease of $356 million from April 29, 2000. The decrease was primarily due to the application of proceeds from the sale of nine SDSG stores to repurchase senior debt and the application of operating cash flow to reduce revolver outstandings.

ACCOUNTS RECEIVABLE SECURITIZATION

National Bank of the Great Lakes (the "Bank"), a wholly owned subsidiary of the Company, owns all proprietary credit card accounts maintained for the Company's retail customers. The Bank sells the receivables generated by these accounts to the Company's special purpose subsidiaries. The special purpose subsidiaries transfer the receivables, with limited recourse, to a credit card related trust or in exchange for cash and subordinated certificates representing undivided interests in the pool of receivables. The trust subsequently issues certificates of beneficial interest, also representing undivided interests in the pool of receivables, to investors. At May 5, 2001, funding under this facility totaled $1.1 billion, which consisted of $421 million in fixed rate term certificates outstanding, $401 million in floating rate term certificates outstanding and $279 million outstanding under its variable funding certificates.

FORWARD-LOOKING INFORMATION

Certain information presented in this Form 10-Q addresses future results or expectations and is considered "forward-looking" information within the definition of the Federal securities laws. Forward-looking statements can be identified through the use of words such as "may," "will," "intend," "plan," "project," "expect," "anticipate," "should," "would," "believe," "estimate," "contemplate," "possible," "attempts," "seeks" and "point." The forward-looking information is premised on many factors. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management's assumptions.

The forward-looking information and statements are based on a series of projections and estimates and involve certain risks and uncertainties. Potential risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to recent and planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; successful integration of Saks Direct into the SFAE stores and merchant organization; favorable customer response to increased relationship marketing efforts and proprietary credit card loyalty programs; appropriate inventory management; reduction of corporate overhead; effective operation of the Bank's credit card operations; and changes in interest rates. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to the Company's Form 10-K for the fiscal year ended February 3, 2001 filed with the Securities and Exchange Commission, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk primarily arises from changes in interest rates. Changes in interest rates may adversely affect the company's financial position, results of operations, and cash flows. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities and, if appropriate, through the use of derivative financial instruments. The Company does not enter into derivative financial instruments for trading purposes. The Company is exposed to interest rate risk through its securitization, borrowing, and derivative financial instrument activities, which are described in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended February 3, 2001.

Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at May 5, 2001, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

SAKS INCORPORATED

PART II. OTHER INFORMATION

Item 6. Exhibits.

        (a)    Exhibits

                There are no exhibits to this filing.

        (b)    Form 8-K Reports

                There were no 8-Ks filed during the quarter ended May 5, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED Registrant June 18, 2001 Date /s/ Douglas E. Coltharp Douglas E. Coltharp Executive Vice President and Chief Financial Officer