Form 10-Q
period 2001-08-04
SAKS INC
filed 2001-09-17
CIK 812900

Commission File No. 1-13113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
       1934
For the quarterly period ended August 4, 2001
                                                                     OR
(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
       1934

For the transition period from to

For Quarter Ended: August 4, 2001
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

Common Stock, $.10 Par Value -- 142,025,286 shares as of August 4, 2001

SAKS INCORPORATED

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	August 4,	February 3,	July 29,
	2001	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$ 20,293	$ 64,660	$ 54,707
Retained interest in accounts receivable	185,433	193,258	193,750
Merchandise inventories	1,491,512	1,522,203	1,496,676
Other current assets	93,589	96,929	97,022
Deferred income taxes	33,267	39,188	43,226
Total current assets	1,824,094	1,916,238	1,885,381

Property and Equipment, net	2,295,777	2,390,850	2,398,892
Goodwill and Intangibles, net	367,378	511,333	562,058
Deferred Income Taxes	206,772	178,118	220,633
Other Assets	49,200	54,072	58,081

TOTAL ASSETS	$ 4,743,221 ========	$ 5,050,611 ========	$ 5,125,045 ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$ 345,382	$ 319,537	$ 292,348
Accrued expenses and other current liabilities	448,552	505,095	473,005
Current portion of long-term debt	5,452	5,650	6,773
Total current liabilities	799,386	830,282	772,126

Long-Term Debt	1,551,944	1,801,657	1,996,241
Other Long-Term Liabilities	125,792	124,843	139,928
Total liabilities	2,477,122	2,756,782	2,908,295

Commitments and Contingencies

Shareholders' Equity	2,266,099	2,293,829	2,216,750

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 4,743,221 ========	$ 5,050,611 ========	$ 5,125,045 ========

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000

Net sales	$ 1,270,708	$ 1,389,169	$ 2,735,058	$ 2,889,987
Cost of sales	848,290	893,079	1,766,079	1,841,347
Gross margin	422,418	496,090	968,979	1,048,640

Selling, general and administrative expenses	329,925	332,890	673,167	657,488
Other operating expenses	138,939	135,611	280,787	270,298
Store pre-opening costs	1,020	352	1,602	3,041
Integration costs	325	4,596	1,448	6,193
Losses from long-lived assets and closings	20,818	3,020	20,506	674
Operating income (loss)	(68,609)	19,621	(8,531)	110,946
Other income (expense):
Interest expense	(32,450)	(35,510)	(67,051)	(72,383)
Other income (expense), net	60	(89)	283	61
Income (loss) before provision (benefit) for
income taxes and extraordinary items	(100,999)	(15,978)	(75,299)	38,624
Provision (benefit) for income taxes	(38,834)	(10,191)	(28,991)	10,556

Income (loss) before extraordinary items	(62,165)	(5,787)	(46,308)	28,068
Extraordinary gain on extinguishment of debt, net of taxes	3,776	-	14,417	-

Net income (loss)	$ (58,389) =========	$ (5,787) =========	$ (31,891) ==========	$ 28,068 ==========

Basic earnings (loss) per common share:
Income (loss) before extraordinary items	$ (0.44)	$ (0.04)	$ (0.33)	$ 0.20
Extraordinary items	0.03	-	0.11	-
Net income (loss)	$ (0.41) =========	$ (0.04) =========	$ (0.22) ==========	$ 0.20 ==========

Diluted earnings (loss) per common share:
Income (loss) before extraordinary items	$ (0.44)	$ (0.04)	$ (0.33)	$ 0.20
Extraordinary items	0.03	-	0.11	-
Net income (loss)	$ (0.41) ==========	$ (0.04) =========	$ (0.22) ==========	$ 0.20 ==========
Weighted average common shares:
Basic	141,995	141,335	141,948	141,755
Diluted	141,995	141,335	141,948	142,336

See notes to condensed consolidated financial statements.

SAKS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended
	August 4, 2001	July 29, 2000
Operating Activities:
Net income (loss)	$ (31,891)	$ 28,068
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	107,521	99,144
Losses from long-lived assets	20,506	674
Extraordinary gain on extinguishment of debt	(14,417)	-
Provision for employee deferred compensation	2,993	3,474
Deferred income taxes	(23,834)	11,542
Change in operating assets and liabilities, net	(36,717)	20,999
Net Cash Provided By Operating Activities	24,161	163,901

Investing Activities:
Purchases of property and equipment	(123,768)	(149,743)
Proceeds from the sale of property and equipment	7,229	17,306
Proceeds from the sale of stores, net of repurchased receivables	275,452	-
Net Cash Provided By (Used In) Investing Activities	158,913	(132,437)

Financing Activities:
Payments on long-term debt and capital lease obligations	(278,573)	(4,059)
Borrowings under credit facilities	51,500	32,500
Purchases and retirements of common stock	(1,304)	(25,010)
Proceeds from issuance of common stock	936	252
Net Cash Provided By (Used In) Financing Activities	(227,441)	3,683

Increase (Decrease) In Cash and Cash Equivalents	(44,367)	35,147

Cash and cash equivalents at beginning of period	64,660	19,560

Cash and cash equivalents at end of period	$ 20,293 =======	$ 54,707 =======

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts)

NOTE 1 -- BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended August 4, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the "Company"). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

The Company is a national retailer currently operating luxury, traditional and off-price department stores and a direct response business. The Company operates Saks Fifth Avenue Enterprises ("SFAE"), which consists of Saks Fifth Avenue stores, Off 5th stores, and Saks Direct. The Company also operates the Saks Department Stores Group ("SDSG"), which consists of Proffitt's, McRae's, Younkers, Parisian, Herberger's, Carson Pirie Scott, Bergner's, and Boston Stores department stores.

The accompanying balance sheet at February 3, 2001 has been derived from the audited financial statements at that date but does not include all required generally accepted accounting principles disclosures.

Net sales and cost of sales, as previously reported in prior years, have been restated to include revenues and expenses from the shipping and handling of merchandise sold with no effect on previously reported operating income, net income, shareholders' equity or cash flows. Revenues from shipping and handling of $2,098 and $2,342 are included in net sales and expenses of $1,645 and $1,346 are included in cost of sales for the three months ended August 4, 2001 and July 29, 2000, respectively. Revenues from shipping and handling of $4,787 and $5,262 are included in net sales and expenses of $3,915 and $2,809 are included in cost of sales for the six months ended August 4, 2001 and July 29, 2000, respectively.

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

NOTE 2 -- BUSINESS COMBINATIONS AND INTEGRATION COSTS

For the three and six-month periods ended August 4, 2001 and July 29, 2000, the Company incurred certain integration costs related to prior business combinations. The costs for 2001 were primarily comprised of charges associated with the consolidation efforts of the SDSG southern distribution centers. The costs for 2000 primarily consisted of the consolidation of the Herberger's operating division into the Carson Pirie Scott operating division and McRae's operating division into the Proffitt's operating division.

A reconciliation of the aforementioned costs to the amounts of integration costs remaining unpaid at August 4, 2001 is as follows:

Amounts unpaid at February 3, 2001 and
related to prior integration events	$ 5,153
Integration costs for the period	1,448
Amounts paid during the period	(1,608)
Amounts representing non-cash charges	(1,448)
Amounts unpaid at August 4, 2001	$ 3,545 ======

The components of the aforementioned amounts unpaid are as follows:

	August 4,	February 3,
	2001	2001
Severance	$ 3,298	$ 4,340
Other	247	813
Total	$ 3,545 ======	$ 5,153 ======

NOTE 3 -- EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three and six months ended August 4, 2001 and July 29, 2000 are as follows (income and shares in thousands):

	For the Three Months Ended			For the Three Months Ended
	August 4, 2001			July 29, 2000
	Income (a)	Weighted Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount

Basic EPS	$ (62,165)	141,995	$ (0.44)	$ (5,787)	141,335	$ (0.04)

Effect of dilutive stock options (based on the treasury stock method using the average price)		-			-

Diluted EPS	$ (62,165) ========	141,995 ======	$ (0.44) =======	$ (5,787) =======	141,335 ======	$ (0.04) =======

	For the Six Months Ended			For the Six Months Ended
	August 4, 2001			July 29, 2000
	Income (a)	Weighted Average Share	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount

Basic EPS	$ (46,308)	141,948	$ (0.33)	$ 28,068	141,755	$ 0.20

Effect of dilutive stock options (based on the treasury stock method using the average price)		-			581

Diluted EPS	$ (46,308) =======	141,948 ======	$ (0.33) =======	$ 28,068 =======	142,336 ======	$ 0.20 ======

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

The financial information for each segment is reported on the basis used internally by the Company to evaluate performance and allocate resources.

	Three Months Ended		Six Months Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Net Sales:
Saks Department Stores Group	$ 748,224	$ 820,080	$ 1,573,571	$ 1,681,141
Saks Fifth Avenue Enterprises	522,484	569,089	1,161,487	1,208,846
	$ 1,270,708 ========	$ 1,389,169 ========	$ 2,735,058 ========	$ 2,889,987 ========
Operating Income:
Saks Department Stores Group	$ 16,552	$ 32,685	$ 55,422	$ 80,306
Saks Fifth Avenue Enterprises	(45,287)	1,252	(14,455)	49,095
Other, including corporate	(7,747)	(6,130)	(14,606)	(12,640)
Certain items, net	(32,127)	(8,186)	(34,892)	(5,815)
	$ (68,609) ========	$ 19,621 ========	$ (8,531) ========	$ 110,946 ========
Depreciation and Amortization:
Saks Department Stores Group	$ 28,206	$ 27,596	$ 57,928	$ 55,278
Saks Fifth Avenue Enterprises	24,775	22,051	48,806	43,290
Other, including corporate	413	242	787	576
	$ 53,394 ========	$ 49,889 ========	$ 107,521 ========	$ 99,144 ========
Total Assets:
Saks Department Stores Group	$ 2,312,331	$ 2,694,695	$ 2,312,331	$ 2,694,695
Saks Fifth Avenue Enterprises	1,971,118	1,955,586	1,971,118	1,955,586
Other, including corporate	459,772	474,764	459,772	474,764
	$ 4,743,221 ========	$ 5,125,045 ========	$ 4,743,221 ========	$ 5,125,045 ========
Capital Expenditures:
Saks Department Stores Group	$ 22,193	$ 19,170	$ 34,556	$ 42,187
Saks Fifth Avenue Enterprises	26,261	28,023	52,451	61,053
Other, including corporate	20,613	28,247	36,761	46,503
	$ 69,067 ========	$ 75,440 ========	$ 123,768 ========	$ 149,743 ========

For the three and six-month periods ended August 4, 2001, Operating Income includes charges and losses associated with certain unusual or infrequently occurring events and transactions aggregating to charges of $32,127 and $34,892, respectively. These certain items primarily consist of charges related to store closings and the write-off of Bullock & Jones intangible assets related to the integration of the Saks Direct business into the Saks Fifth Avenue Enterprises businesses, as well as other corporate reorganization and integration activities.

For the three and six-month periods ended July 29, 2000, Operating Income includes charges and losses (gains) associated with certain unusual or infrequently occurring events and transactions aggregating to charges of $8,186 and $5,815, respectively. These certain items primarily relate to the consolidation of SDSG operating divisions and distribution centers, offset by revisions to prior year closed store accruals and gains from the sale of a closed store and a closed distribution center.

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, became effective for the Company in the first quarter of fiscal year 2001. Adoption of this standard had no material impact on the Company's financial position or results of operations.

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

In June of 2001, the FASB issued SFAS No. 141, Business Combinations, which replaced APB Opinion No. 16 and disallowed the future use of the pooling-of-interests method of accounting for business combinations. This new standard is effective for all business combinations occurring after June 30, 2001.

In June of 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which superseded APB Opinion No. 17 and revised the financial accounting and reporting for goodwill and intangible assets. Among the revisions and guidance set forth in SFAS No. 142 are the discontinuation of the amortization of goodwill and certain intangible assets, periodic testing (at least annually) for the impairment of goodwill and intangible assets at the reporting unit level, and additional financial statement and footnote disclosures. This new standard will be effective for the Company in the first quarter of 2002. The Company is in the process of ascertaining the impact that this new standard will have on its financial statements.

NOTE 7 -- DEBT AND SHARE REPURCHASES

On March 16, 2001, the Company completed the sale of nine store locations represented by property and equipment with a carrying value of $112,109, goodwill and intangibles with a carrying value of $121,778, inventory and receivables. Certain of the proceeds from the sale and cash flow available from operations were used to repurchase previously sold receivables of $28,260 and $298,410 of senior notes. The senior notes were repurchased at a discount to the carrying value resulting in the extraordinary gain on extinguishment of debt of $6,197 ($3,776 after income taxes) and $23,442 ($14,417 after income taxes) for the three and six months ended August 4, 2001, respectively.

During the six months ended July 29, 2000, the Company repurchased 2.0 million shares of Company stock for an aggregate amount of $25,010 under a five million share repurchase program authorized in 1999. In March 2001, the Board of Directors authorized an additional repurchase program of five million shares. During the six months ended August 4, 2001, the Company repurchased 100,0000 shares for an aggregate amount of $1,304, leaving 5.9 million shares available for repurchase under the programs.

NOTE 8 -- SUBSEQUENT EVENT

On August 30, 2001, the Company commenced an exchange offer relating to $450 million outstanding principal amount of its 7-1/4% and 7% senior notes due in 2004. In the exchange offer, the Company is offering to exchange $500 (of which $10 represents a consent fee) in cash and $500 in new 9-7/8 % senior notes due 2011 for each $1,000 principal amount of the 2004 notes.

NOTE 9 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's senior notes (representing all subsidiaries of Saks Incorporated except for special purpose subsidiaries, the National Bank of the Great Lakes ("the Bank") and immaterial subsidiaries); and 3) on a combined basis, the Company's special purpose subsidiaries, the Bank and immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the Senior Notes. The condensed consolidating financial statements presented as of and for the three and six-month periods ended August 4, 2001 and July 29, 2000 and as of February 3, 2001 reflect the legal entity compositions at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries. Borrowings and the related interest expense under the Company's revolving credit facility are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit agreement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At August 4, 2001, Saks Incorporated was the sole obligor for a majority of the Company's long-term debt, owned one store location and maintained a small group of corporate employees. All other Company stores are operated by the guarantor subsidiaries of Saks Incorporated.

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 4, 2001
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
ASSETS	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents		($11,593)	$31,886		$20,293
Retained interest in accounts receivable			185,433		185,433
Merchandise inventories	$3,539	1,483,401	4,572		1,491,512
Deferred income taxes		49,093	(15,826)		33,267
Intercompany borrowings		29,403	22,089	($51,492)
Other current assets		92,732	857		93,589

Total Current Assets	3,539	1,643,036	229,011	(51,492)	1,824,094

Property and Equipment, net	8,224	2,279,027	8,526		2,295,777
Goodwill and Intangibles, net		367,378			367,378
Other Assets	13,310	31,870	4,020		49,200
Deferred Income Taxes		206,772			206,772
Investment in and Advances to Subsidiaries	3,673,573	137,735		(3,811,308)

Total Assets	$3,698,646 =========	$4,665,818 =========	$241,557 =========	($3,862,800) ==========	$4,743,221 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,062	$343,862	$458		$345,382
Accrued expenses and other current liabilities	19,626	426,377	2,549		448,552
Intercompany borrowings	8,608	13,481	29,403	($51,492)
Current portion of long-term debt		5,452			5,452

Total Current Liabilities	29,296	789,172	32,410	(51,492)	799,386

Long-Term Debt	1,403,090	148,854			1,551,944
Deferred Income Taxes
Other Long-Term Liabilities	161	125,631			125,792
Investment by and Advances from Parent		3,602,161	209,147	(3,811,308)
Common Equity Put Options
Shareholders' Equity	2,266,099				2,266,099

Total Liabilities and Shareholders' Equity	$3,698,646 =========	$4,665,818 ===========	$241,557 ===========	($3,862,800) ===========	$4,743,221 ==========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED AUGUST 4, 2001
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$3,219	$1,263,890	$3,599		$1,270,708
Costs and expenses
Cost of sales	1,955	841,389	4,946		848,290
Selling, general and administrative expenses	2,783	356,493	22,613	($51,964)	329,925
Other operating expenses	922	137,371	646		138,939
Store pre-opening costs		1,020			1,020
Integration costs		325			325
Losses from long-lived assets		20,818			20,818
Operating income (loss)	(2,441)	(93,526)	(24,606)	51,964	(68,609)

Other income (expense)
Finance charge income, net			51,964	(51,964)
Intercompany exchange fees		(8,712)	8,712
Intercompany servicer fees		10,841	(10,841)
Equity in earnings of subsidiaries	(43,543)	7,987		35,556
Interest expense	(27,042)	(4,525)	(883)		(32,450)
Other income (expense), net		60			60

Income (loss) before income taxes	(73,026)	(87,875)	24,346	35,556	(100,999)

Provision (benefit) for income taxes	(10,861)	(36,954)	8,981		(38,834)

Income (loss) before extraordinary item	(62,165)	(50,921)	15,365	35,556	(62,165)

Extraordinary gain on extinguishment of debt, net of taxes	3,776				3,776

Net income (loss)	($58,389) ========	($50,921) =========	$15,365 ========	$35,556 =========	($58,389) ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED AUGUST 4, 2000

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$7,216	$2,720,392	$7,450		$2,735,058
Costs and expenses
Cost of sales	4,428	1,752,659	8,992		1,766,079
Selling, general and administrative expenses	5,419	724,411	46,747	($103,410)	673,167
Other operating expenses	1,756	277,719	1,312		280,787
Store pre-opening costs		1,602			1,602
Integration costs		1,448			1,448
Year 2000 expenses
Losses from long-lived assets		20,506			20,506
Operating income (loss)	(4,387)	(57,953)	(49,601)	103,410	(8,531)

Other income (expense)
Finance charge income, net			103,410	(103,410)
Intercompany exchange fees		(19,356)	19,356
Intercompany servicer fees		24,621	(24,621)
Equity in earnings of subsidiaries	(8,346)	15,082		(6,736)
Interest expense	(56,645)	(8,797)	(1,609)		(67,051)
Other income (expense), net	(68)	351			283

Income (loss) before income taxes	(69,446)	(46,052)	46,935	(6,736)	(75,299)

Provision (benefit) for income taxes	(23,138)	(22,620)	16,767		(28,991)

Income (loss) before extraordinary item	(46,308)	(23,432)	30,168	(6,736)	(46,308)

Extraordinary gain on extinguishment of debt, net of taxes	14,417				14,417

Net income (loss)	($31,891) ========	($23,432) ========	$30,168 =========	($6,736) ========	($31,891) ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 4, 2001
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	($31,891)	($23,432)	$30,168	($6,736)	($31,891)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of subsidiaries	8,346	(15,082)		6,736
Extraordinary gain on extinguishment of debt	(14,417)				(14,417)
Depreciation and amortization	517	106,432	572		107,521
Provision for employee deferred compensation	2,993				2,993
Deferred income taxes		(26,066)	2,232		(23,834)
Losses from long-lived assets		20,506			20,506
Changes in operating assets and liabilities, net	(7,709)	(35,546)	6,538		(36,717)

Net Cash Provided By (Used In) Operating Activities	(42,161)	26,812	39,510		24,161

INVESTING ACTIVITIES
Purchases of property and equipment		(121,386)	(2,382)		(123,768)
Proceeds from the sale of assets		7,229			7,229
Proceeds from the sale of stores, net of repurchased receivables		275,452			275,452

Net Cash Provided By (Used In) Investing Activities		161,295	(2,382)		158,913

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	226,602	(193,548)	(33,054)
Payments on long-term debt and capital lease obligations	(275,573)	(3,000)			(278,573)
Borrowings (repayments) under credit facilities	51,500				51,500
Purchases and retirements of common stock	(1,304)				(1,304)
Proceeds from issuance of common stock	936				936

Net Cash Provided By (Used In) Financing Activities	2,161	(196,548)	(33,054)		(227,441)

Increase (Decrease) In Cash and Cash Equivalents	(40,000)	(8,441)	4,074		(44,367)

Cash and cash equivalents at beginning of period	40,000	(3,152)	27,812		64,660

Cash and cash equivalents at end of period	$0 =========	($11,593) ========	$31,886 ========	========	$20,293 ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 29, 2000
(Dollar Amounts In Thousands)
	Saks	Guarantor	Non-Guarantor
ASSETS	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents		$29,142	$25,565		$54,707
Retained interest in accounts receivable			193,750		193,750
Merchandise inventories	$3,556	1,493,120			1,496,676
Deferred income taxes		55,246	(12,020)		43,226
Intercompany borrowings	1,955	14,360	2,232	($18,547)
Other current assets		96,971	51		97,022

Total Current Assets	5,511	1,688,839	209,578	(18,547)	1,885,381

Property and Equipment, net	9,159	2,389,733			2,398,892
Goodwill and Intangibles, net		562,058			562,058
Other Assets		53,316	4,765		58,081
Deferred Income Taxes		220,633			220,633
Investment in and Advances to Subsidiaries	4,079,220	115,285		(4,194,505)

Total Assets	$4,093,890 =========	$5,029,864 ==========	$214,343 =========	($4,213,052) ==========	$5,125,045 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,067	$291,281			$292,348
Accrued expenses and other current liabilities	23,054	445,432	$4,519		473,005
Intercompany borrowings		2,232	16,315	($18,547)
Current portion of long-term debt		6,773			6,773

Total Current Liabilities	24,121	745,718	20,834	(18,547)	772,126

Long-Term Debt	1,841,500	154,741			1,996,241
Other Long-Term Liabilities	11,519	128,409			139,928
Investment by and Advances from Parent		4,000,996	193,509	(4,194,505)
Shareholders' Equity	2,216,750				2,216,750

Total Liabilities and Shareholders' Equity	$4,093,890 ==========	$5,029,864 =========	$214,343 =========	($4,213,052) ==========	$5,125,045 =========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JULY 29, 2000
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$2,947	$1,386,222			$1,389,169
Costs and expenses
Cost of sales	1,915	891,164			893,079
Selling, general and administrative expenses	2,802	361,494	$16,788	($48,194)	332,890
Other operating expenses	926	134,685			135,611
Store pre-opening costs		352			352
Integration costs		4,596			4,596
Losses from long-lived assets		3,020			3,020
Operating income (loss)	(2,696)	(9,089)	(16,788)	48,194	19,621

Other income (expense)
Finance charge income, net			48,194	(48,194)
Intercompany exchange fees		(7,956)	7,956
Intercompany servicer fees		9,978	(9,978)
Equity in earnings of subsidiaries	19,055	10,434		(29,489)
Interest expense	(35,390)	454	(574)		(35,510)
Other income (expense), net		(89)			(89)

Income (loss) before income taxes	(19,031)	3,732	28,810	(29,489)	(15,978)

Provision (benefit) for income taxes	(13,244)	(7,877)	10,930		(10,191)

Net income (loss)	($5,787) =========	$11,609 =========	$17,880 =========	($29,489) =========	($5,787) =========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JULY 29, 2000
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$6,278	$2,883,709			$2,889,987
Costs and expenses
Cost of sales	4,171	1,837,176			1,841,347
Selling, general and administrative expenses	5,999	719,960	$32,068	($100,539)	657,488
Other operating expenses	1,830	268,468			270,298
Store pre-opening costs		3,041			3,041
Merger and integration costs		6,193			6,193
Losses from long-lived assets		674			674
Operating income (loss)	(5,722)	48,197	(32,068)	100,539	110,946

Other income (expense)
Finance charge income, net			100,539	(100,539)
Intercompany exchange fees		(16,716)	16,716
Intercompany servicer fees		19,333	(19,333)
Equity in earnings of subsidiaries	75,827	22,243		(98,070)
Interest expense, net	(68,741)	(2,252)	(1,390)		(72,383)
Other income (expense), net		61			61

Income before income taxes	1,364	70,866	64,464	(98,070)	38,624

Provision (benefit) for income taxes	(26,704)	13,871	23,389		10,556

Net income	28,068 =========	56,995 ==========	41,075 ==========	(98,070) =========	28,068 ==========

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 29, 2000
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income	$28,068	$56,995	$41,075	($98,070)	$28,068
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Equity in earnings of subsidiaries	(75,827)	(22,243)		98,070
Depreciation and amortization		99,144			99,144
Provision for employee deferred compensation	3,474				3,474
Deferred income taxes		16,582	(5,040)		11,542
Losses from long-lived assets		674			674
Changes in operating assets and liabilities, net	(5,536)	17,741	8,794		20,999

Net Cash Provided By (Used In) Operating Activities	(49,821)	168,893	44,829		163,901

INVESTING ACTIVITIES
Purchases of property and equipment		(149,743)			(149,743)
Proceeds from sale of assets		17,306			17,306

Net Cash Used In Investing Activities		(132,437)			(132,437)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	42,079	(206)	(41,873)
Payments on long-term debt and capital lease obligations		(4,059)			(4,059)
Borrowings under credit facilities	32,500				32,500
Proceeds from issuance of common stock	252				252
Purchases and retirements of common stock	(25,010)				(25,010)

Net Cash Provided By (Used In) Financing Activities	49,821	(4,265)	(41,873)		3,683

Increase In Cash and Cash Equivalents	0	32,191	2,956		35,147

Cash and cash equivalents at beginning of period	0	(3,049)	22,609		19,560

Cash and cash equivalents at end of period	$0 ==========	$29,142 =========	$25,565 ==========	========	$54,707 ========

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 3, 2001
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
ASSETS	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$40,000	($3,152)	$27,812		$64,660
Retained interest in accounts receivable			193,258		193,258
Merchandise inventories	3,356	1,512,982	5,865		1,522,203
Deferred income taxes		52,782	(13,594)		39,188
Intercompany borrowings		30,272	48,100	($78,372)
Other current assets		95,875	1,054		96,929

Total Current Assets	43,356	1,688,759	262,495	(78,372)	1,916,238

Property and Equipment, net	8,702	2,375,716	6,432		2,390,850
Goodwill and Intangibles, net		511,333			511,333
Other Assets	17,782	32,763	3,527		54,072
Deferred Income Taxes		178,118			178,118
Investment in and Advances to Subsidiaries	3,899,921	114,783		(4,014,704)

Total Assets	$3,969,761 ==========	$4,901,472 =========	$272,454 ==========	($4,093,076) ==========	$5,050,611 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,007	$316,425	$2,105		$319,537
Accrued expenses and other current liabilities	22,296	479,021	3,778		505,095
Intercompany borrowings	2,029	46,071	30,272	($78,372)
Current portion of long-term debt		5,650			5,650

Total Current Liabilities	25,332	847,167	36,155	(78,372)	830,282

Long-Term Debt	1,650,000	151,657			1,801,657
Other Long-Term Liabilities	600	124,243			124,843
Investment by and Advances from Parent		3,778,405	236,299	(4,014,704)
Shareholders' Equity	2,293,829				2,293,829

Total Liabilities and Shareholders' Equity	$3,969,761 ==========	$4,901,472 =========	$272,454 ==========	($4,093,076) ==========	$5,050,611 =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not total due to rounding).

	Three Months Ended		Six Months Ended
	8/4/01	7/29/01	8/4/01	7/29/00
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	66.8	64.3	64.6	63.7
Selling, general & administrative expenses	26.0	24.0	24.6	22.8
Other operating expenses	10.9	9.8	10.2	9.3
Store pre-opening costs	0.1	0.0	0.1	0.1
Integration costs	0.0	0.3	0.1	0.2
Losses (gains) from long-loved assets	1.6	0.2	0.7	0.0
Operating income (loss)	(5.4)	1.4	(0.3)	3.8
Other income (expense):
Interest expense	(2.6)	(2.6)	(2.5)	(2.5)
Other income (expense), net	0.0	0.0	0.0	0.0
Income (loss) before income taxes and extraordinary item	(7.9)	(1.2)	(2.8)	1.3
Provision (benefit) for income taxes	(3.1)	(0.7)	(1.1)	0.4
Income (loss) before extraordinary item	(4.9)	(0.4)	(1.7)	1.0
Extraordinary gain, net of taxes	0.3	0.0	0.5	0.0
NET INCOME (LOSS)	(4.6)% ======	(0.4)% =====	(1.2)% =====	1.0% =====

THREE MONTHS ENDED AUGUST 4, 2001 COMPARED TO THREE MONTHS ENDED JULY 29, 2000

NET SALES

For the three months ended August 4, 2001, total Company sales decreased $118.5 million, or 8.5%, versus the prior year period. Total sales for the three-month period decreased by $71.9 million and $46.6 million at SDSG and SFAE, respectively. The sales decline at SDSG was attributable to a comparable stores decrease of 4.4% and the elimination of revenues resulting from the sale of nine stores to The May Department Stores Company. The sales decline at SFAE was due to a comparable stores decrease of 10.2% and was partially offset by additional sales from new stores opened and e-commerce revenues. SFAE's comparable store sales were negatively effected by a continued softening in demand of luxury sector merchandise and declining sales in its direct-response operations and in the Off 5th operations.

GROSS MARGIN

For the three months ended August 4, 2001, gross margin was $422.4 million, or 33.2% of net sales, compared to $496.1 million, or 35.7% of net sales, for the three months ended July 29, 2000. The decline in gross margin rate was primarily due to increased markdowns in an effort to reduce inventory levels commensurate with the sales decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the three months ended August 4, 2001, SGA was $329.9 million, or 26.0% of net sales, compared to $332.9 million, or 24.0% of net sales, for the three months ended July 29, 2001. The rate deterioration was primarily attributable to a decline in expense leverage resulting from the decline in sales.

OTHER OPERATING EXPENSES

For the three months ended August 4, 2001, other operating expenses were $138.9 million, or 10.9% of net sales, compared to $135.6 million, or 9.8% of net sales, for the three months ended July 29, 2000. The increase in expenses was largely due to 1) higher depreciation expense resulting from stores opened in the last twelve months, capital expenditures related to remodels and expansions of existing stores and increased investments in information technology and 2) increased rental expenses, which were the result of new and expanded leased stores.

INTEGRATION COSTS

For the three months ended August 4, 2001, integration costs were $0.3 million, or 0.0% of net sales, compared to $4.6 million, or 0.3% of net sales, for the three months ended July 29, 2000. The 2000 costs primarily consisted of the consolidation of the Herberger's and McRae's operating divisions and the consolidation of the southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

For the three months ended August 4, 2001, the Company incurred losses from long-lived assets of $20.8 million related largely to the write-off of (1) the goodwill and intangibles associated with the disposition of the Bullock & Jones catalog and the integration of the Saks Direct business into SFAE and (2) property and equipment associated with the disposition of store locations. For the three months ended July 29, 2000, losses from long-lived assets of $3.0 million related primarily to the loss associated with the sale of a closed store.

OPERATING INCOME

Operating income for the three months ended August 4, 2001 declined by $88.2 million from the prior year period. Operating income at SDSG declined by $16.1 million largely due to the decline in comparable store sales and the inability to leverage fixed expenses to decreased sales. Operating income at SFAE declined by $46.5 million primarily due to the comparable store sales decline, increased markdowns and the inability to leverage fixed expenses to decreased sales. Gains and losses associated with certain items (including the write-off of long-lived assets, integration costs and corporate reorganization costs) contributed a $23.9 million decline in operating income.

INTEREST EXPENSE

For the three months ended August 4, 2001, interest expense was $32.5 million, or 2.6% of net sales, compared to $35.5 million, or 2.6% of net sales, for the three months ended July 29, 2000. The improvement was the result of a reduction in short-term variable borrowing rates and a decline in the average debt balances during the current period.

INCOME TAXES

Included in the tax benefit for the three months ended July 29, 2000 was a $4.1 million benefit related to the previous disposition of a real estate investment. Excluding this item, the July 29, 2000 effective tax rate would have been 38.0%. The increase in the 2001 effective rate of 38.5% over the adjusted 2000 rate is the result of the dilutive effect of non-deductible goodwill amortization on lower earnings projected for 2001.

EXTRAORDINARY ITEM

The extraordinary gain for the three months ended August 4, 2001 was related to the current period repurchase of $115 million in senior notes at a discount to the recorded value.

NET INCOME

Net loss increased from $5.7 million for the three months ended July 29, 2000 to $58.4 million for the three months ended August 4, 2001. The increase was largely due to negative comparable store sales, the inability to leverage fixed expenses and the write-offs associated with the disposition of Bullock & Jones and store closings.

SIX MONTHS ENDED AUGUST 4, 2001 COMPARED TO SIX MONTHS ENDED JULY 29, 2000

NET SALES

For the six months ended August 4, 2001, total Company sales decreased $154.9 million, or 5.4%, versus the prior year period. Total sales for the six-month period decreased by $107.6 million and $47.3 million at SDSG and SFAE, respectively. The sales decline at SDSG was attributable to a comparable stores decrease of 3.0% and the absence of sales resulting from the nine stores sold to The May Department Stores Company in March of 2001. The sales decline at SFAE was due to a comparable stores decrease of 6.1% and was partially offset by additional sales from new stores opened and e-commerce. SFAE's comparable store sales were negatively effected by a softening in demand of luxury sector merchandise, declining sales in its direct-response operations (attributable to a reduction in books produced) and in the Off 5th operations.

GROSS MARGIN

For the six months ended August 4, 2001, gross margin was $969.0 million, or 35.4% of net sales, compared to $1,048.6 million, or 36.3% of net sales, for the six months ended July 29, 2000. The decline in gross margin rate was primarily due to increased markdowns in an effort to reduce inventory levels commensurate with the sales decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the six months ended August 4, 2001, SGA was $673.2 million, or 24.6% of net sales, compared to $657.5 million, or 22.8% of net sales, for the six months ended July 29, 2001. The rate deterioration was primarily attributable to a decline in expense leverage resulting from the sales decline, an increase in e-commerce expenses and an increase in expenses related to the first quarter 2001 launch of loyalty programs for the Bank's SDSG proprietary credit cards.

OTHER OPERATING EXPENSES

For the six months ended August 4, 2001, other operating expenses were $280.8 million, or 10.2% of net sales, compared to $270.3 million, or 9.3% of net sales, for the six months ended July 29, 2000. The increase in expenses was largely due to 1) higher depreciation expense resulting from stores opened in the last twelve months, capital expenditures related to remodels and expansions of existing stores and increased investments in information technology and 2) increased rental expenses, which were the result of new and expanded leased stores.

INTEGRATION COSTS

For the six months ended August 4, 2001, integration costs were $1.4 million, or 0.1% of net sales, compared to $6.2 million, or 0.2% of net sales, for the six months ended July 29, 2000. The 2001 charges were largely related to the consolidation efforts of the southern distribution centers. The 2000 costs primarily consisted of the consolidation of the Herberger's and McRae's operating divisions and the southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

For the six months ended August 4, 2001, the Company incurred losses from long-lived assets of $20.5 million related largely to (1) the goodwill and intangibles associated with the disposition of the Bullock & Jones catalog and the integration of the Saks Direct business into SFAE and (2) property and equipment associated with the disposition of store locations. For the six months ended July 29, 2000, losses from long-lived assets of $0.7 million related to the loss associated with the sale of a closed store, offset by gains from the sale of a store location and a closed distribution center.

OPERATING INCOME

Operating income for the six months ended August 4, 2001 declined by $119.5 million from the prior year period. Operating income at SDSG declined by $24.9 million largely due to the decline in comparable store sales and the inability to leverage fixed expenses to decreased sales. Operating income at SFAE declined by $63.6 million primarily due to the comparable store sales decline, the inability to leverage fixed expenses to decreased sales and increased losses in e-commerce operations. Gains and losses associated with certain items (including the sale of long-lived assets, integration costs and corporate reorganization costs) contributed a $29.1 million decline in operating income.

INTEREST EXPENSE

For the six months ended August 4, 2001, interest expense was $67.1 million, or 2.5% of net sales, compared to $72.4 million, or 2.5% of net sales, for the six months ended July 29, 2000. The improvement was the result of a reduction in short-term variable borrowing rates and a decline in the average debt balances during the current period.

INCOME TAXES

Included in the provision for the six months ended July 29, 2000 was a $4.1 million benefit related to the previous disposition of a real estate investment. Excluding this item, the July 29, 2000 effective tax rate would have been 38.0%. The increase in the 2001 effective rate of 38.5% over the adjusted 2000 rate is the result of the dilutive effect of non-deductible goodwill amortization on lower projected for 2001.

EXTRAORDINARY ITEM

The extraordinary gain for the six months ended August 4, 2001 was related to the current period repurchase of $298 million in senior notes at a discount to the carrying value.

NET INCOME (LOSS)

Net income (loss) decreased from $28.1 million for the six months ended July 29, 2000 to $(31.9) million for the six months ended August 4, 2001. The decline was largely due to negative comparable store sales, the inability to leverage fixed expenses to decreased sales and the write-offs associated with the disposition of Bullock & Jones and store closings and was partially offset by the gain on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The retained interest in accounts receivable, inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company's business.

Gross accounts receivable were $1.191 billion and $1.220 billion at August 4, 2001 and July 29, 2000, respectively. The decrease was primarily due to the year-to-date sales decrease and was partially offset by an increase in average balances.

Merchandise inventory at August 4, 2001 decreased from July 29, 2000 balances largely due to a comparable stores inventory decrease and inventory related to sold stores, partially offset by inventory related to new stores.

Property and equipment balances at August 4, 2001 decreased over July 29, 2000 balances due primarily to the sale of nine SDSG stores and depreciation on existing assets during the last twelve months, partially offset by capital expenditures related to new store additions and investments in information technology, as well as expansions, replacements and the remodeling of existing stores.

Goodwill and intangibles at August 4, 2001 decreased from July 29, 2000 primarily due to the reduction in store-related goodwill associated with the sale of nine SDSG stores and the disposal of the Bullock & Jones catalog in connection with the integration of the Saks Direct business into SFAE.

CASH FLOW

The primary needs for liquidity are to acquire, renovate, or construct stores and to provide working capital for new and existing stores.

Cash provided by operating activities was $24.2 million for the six months ended August 4, 2001 and $163.9 million for the six months ended July 29, 2000. The decrease in operating cash flows was primarily related to the decline in net income and the timing of inventory receipts and payments.

Cash provided by (used in) investing activities was $158.9 million for the six months ended August 4, 2001 and ($132.4) million for the six months ended July 29, 2000. The change was principally due to the proceeds received from the sale of nine SDSG stores and decreased capital expenditures.

Cash provided by (used in) financing activities was $(227.4) million for the six months ended August 4, 2001 and $3.7 million for the six months ended July 29, 2000. The change was primarily due to the repurchase of $298 million in senior notes at a discount.

CAPITAL STRUCTURE

As of August 4, 2001, the Company had total debt outstanding of approximately $1.6 billion with $698.5 million available to borrow under its existing revolving credit facility that expires in 2003. This balance represents a debt to total capitalization percentage of 40.7% and a decrease of $446 million from July 29, 2000. The decrease was primarily due the application of proceeds from the sale of nine SDSG stores to repurchase senior debt and the application of operating cash flow to reduce revolver outstandings.

ACCOUNTS RECEIVABLE SECURITIZATION

National Bank of the Great Lakes (the "Bank"), a wholly owned subsidiary of the Company, owns all proprietary credit card accounts maintained for the Company's retail customers. The Bank sells the receivables generated by these accounts to the Company's special purpose subsidiaries. The special purpose subsidiaries transfer the receivables, with limited recourse, to a credit card related trust or in exchange for cash and subordinated certificates representing undivided interests in the pool of receivables. The trust subsequently issues certificates of beneficial interest, also representing undivided interests in the pool of receivables, to investors. At August 4, 2001, funding under this facility totaled approximately $1.0 billion, which consisted of $200 million in fixed rate term certificates outstanding, $811 million in floating rate term certificates outstanding and $35 million outstanding under its variable funding certificates.

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

The forward-looking information and statements are based on a series of projections and estimates and involve certain risks and uncertainties. Potential risks and uncertainties include such factors as: the many uncertainties arising from the terrorist attacks of September 11, 2001; the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to recent and planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; successful integration of Saks Direct into the SFAE stores and merchant organization; favorable customer response to increased relationship marketing efforts and proprietary credit card loyalty programs; appropriate inventory management; reduction of corporate overhead; effective operation of the Bank's credit card operations; and changes in interest rates. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to the Company's Form 10-K for the fiscal year ended February 3, 2001 filed with the Securities and Exchange Commission, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at August 4, 2001, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

SAKS INCORPORATED

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held an annual meeting of shareholders on June 13, 2001 for the following purposes:

Item 1: To elect six Directors to hold office for the term specified;

Item 2: To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending February 3, 2001;

Item 3: To vote on a shareholder proposal concerning Board of Director term limits; and

Item 4: To vote on a shareholder proposal concerning the Company's classified Board of Directors

The number of votes cast for and withheld for each nominee for the Company's Board of Directors were as follows:
	FOR	WITHHELD
Bernard E. Bernstein	120,099,318	3,869,647
Stanton J. Bluestone	119,750,009	4,218,956
Julius W. Erving	116,922,374	7,046,591
Donald E. Hess	119,349,719	4,619,246
George L. Jones	120,115,853	3,853,112
Stephen I. Sadove	120,127,582	3,841,383

The number of votes cast for, against, and abstain for Items 2, 3 and 4 were as follows:

	FOR	AGAINST	ABSTAIN
Item 2	123,719,864	182,909	66,191
Item 3	2,878,015	107,502,912	264,652
Item 4	34,716,316	68,849,288	2,109,818

Item 6. Exhibits.

    (a)    Exhibits

            10.1    Employment Agreement between Saks Incorporated and R. Brad Martin,
                       Chief Executive Officer and Chairman of the Board

    (b)    Form 8-K Reports.

            There were no Form 8-Ks filed during the quarter ended August 4, 2001.

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

                                                                                 SAKS INCORPORATED
                                                                                             Registrant

                                                                                      August 17, 2001
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