Form 10-Q
period 2001-11-03
SAKS INC
filed 2001-12-14
CIK 812900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 3, 2001

OR

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

For Quarter Ended: November 3, 2001
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

Common Stock, $.10 Par Value -- 141,941,745 shares as of November 3, 2001

<PAGE 1>

SAKS INCORPORATED
<PAGE 2> SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	November 3, 2001	February 3, 2001	October 28, 2000

ASSETS
Current Assets
Cash and cash equivalents	$ 40,250	$ 64,660	$ 20,128
Retained interest in accounts receivable	211,042	193,258	198,020
Merchandise inventories	1,764,546	1,522,203	1,913,000
Other current assets	102,153	96,929	77,962
Deferred income taxes, net	42,489	39,188	39,650
Total current assets	2,160,480	1,916,238	2,248,760

Property and Equipment, net	2,278,281	2,390,850	2,408,180
Goodwill and Intangibles, net	363,606	511,333	556,936
Deferred Income Taxes, net	203,650	178,118	190,434
Other Assets	44,294	54,072	62,006

TOTAL ASSETS	$ 5,050,311 =========	$ 5,050,611 =========	$ 5,466,316 =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$ 545,668	$ 319,537	$ 661,258
Accrued expenses and other current liabilities	478,052	505,095	500,708
Current portion of long-term debt	5,240	5,650	6,406
Total current liabilities	1,028,960	830,282	1,168,372

Long-Term Debt	1,642,707	1,801,657	1,948,234
Other Long-Term Liabilities	133,573	124,843	127,592
Total liabilities	2,805,240	2,756,782	3,244,198

Commitments and Contingencies

Shareholders' Equity	2,245,071	2,293,829	2,222,118

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 5,050,311 =========	$ 5,050,611 =========	$ 5,466,316 =========

See notes to condensed consolidated financial statements. <PAGE 3>
SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Net sales	$ 1,423,551	$ 1,567,796	$ 4,158,609	$ 4,457,783
Cost of sales	925,314	1,003,695	2,691,393	2,845,042
Gross margin	498,237	564,101	1,467,216	1,612,741

Selling, general and administrative expenses	353,910	372,592	1,027,077	1,030,080
Other operating expenses	148,412	150,175	429,199	420,473
Store pre-opening costs	3,568	2,657	5,170	5,698
Integration costs	91	14,366	1,539	20,559
Losses from long-lived assets	(1,902)	570	18,604	1,244
Operating income (loss)	(5,842)	23,741	(14,373)	134,687
Other income (expense):
Interest expense	(32,303)	(36,851)	(99,354)	(109,234)
Other income (expense), net	463	91	746	152
Income (loss) before provision (benefit) for
income taxes and extraordinary items	(37,682)	(13,019)	(112,981)	25,605
Provision (benefit) for income taxes	(13,907)	(4,870)	(42,898)	5,686

Income (loss) before extraordinary items	(23,775)	(8,149)	(70,083)	19,919
Extraordinary gain on extinguishment of debt, net of taxes	2,022	-	16,439	-

Net income (loss)	$ (21,753) =========	$ (8,149) ========	$ (53,644) ========	$ 19,919 ========

Basic earnings (loss) per common share:
Income (loss) before extraordinary items	$ (0.17)	$ (0.06)	$ (0.49)	$ 0.14
Extraordinary items	0.02	-	0.11	-
Net income (loss)	$ (0.15) ========	$ (0.06) =======	$ (0.38) ========	$ 0.14 ========

Diluted earnings (loss) per common share:
Income (loss) before extraordinary items	$ (0.17)	$ (0.06)	$ (0.49)	$ 0.14
Extraordinary items	0.02	-	0.11	-
Net income (loss)	$ (0.15) ========	$ (0.06) =======	$ (0.38) ========	$ 0.14 ========
Weighted average common shares:
Basic	141,969	141,470	141,955	141,660
Diluted	141,969	141,470	141,955	142,545

See notes to condensed consolidated financial statements. <PAGE 4> SAKS INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH (Dollar amounts in thousands)
	Nine Months Ended
	November 3, 2001	October 28, 2000
Operating Activities:
Net income (loss)	$(53,644)	$19,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,157	154,802
Losses from long-lived assets	18,604	1,244
Extraordinary gain on extinguishment of debt	(16,439)	--
Provision for employee deferred compensation	4,784	5,211
Deferred income taxes	(30,612)	11,543
Change in operating assets and liabilities, net	(97,676)	46,735
Net Cash Provided by (Used In) Operating Activities	(12,826)	239,454

Investing Activities:
Purchases of property and equipment	(170,832)	(213,791)
Proceeds from the sale of property and equipment	22,695	19,455
Proceeds from the sale of stores, net of repurchased receivables	275,452	--
Net Cash Provided by (Used In) Investing Activities	127,315	(194,336)

Financing Activities:
Payments on long-term debt and capital lease obligations	(421,523)	(5,933)
Net borrowings under credit facilities	285,000	(14,000)
Purchases and retirement of common stock	(3,586)	(25,010)
Proceeds from issuance of common stock	1,210	393
Net Cash Used in Financing Activities	(138,899)	(44,550)

Increase (Decrease) In Cash and Cash Equivalents	(24,410)	568

Cash and cash equivalents at beginning of period	(64,660)	19,560

Cash and cash equivalents at end of period	$40,250 =========	$20,128 =========

<PAGE 5>

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts)

NOTE 1 -- BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 3, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the "Company"). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

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

Net sales include sales of merchandise, net of returns and exclusive of sales taxes, commissions from leased departments and shipping and handling revenues related to merchandise sold. Net sales and cost of sales, as previously reported in prior years, have been restated to include revenues and expenses from the shipping and handling of merchandise sold with no effect on previously reported operating income, net income, shareholders' equity or cash flows. Revenues from shipping and handling of $2,201 and $2,088 are included in net sales and expenses of $1,537 and $1,378 are included in cost of sales for the three months ended November 3, 2001 and October 28, 2000, respectively. Revenues from shipping and handling of $6,987 and $7,350 are included in net sales and expenses of $5,452 and $4,186 are included in cost of sales for the nine months ended November 3, 2001 and October 28, 2000, respectively.

<PAGE 6>

In order to maintain consistency and comparability between periods presented, certain other amounts have been reclassified from previously reported financial statements to conform to the financial statement presentation of the current period. These reclassifications have no effect on previously reported net income, shareholders' equity or cash flows.

NOTE 2 -- INTEGRATION COSTS

For the three and nine-month periods ended November 3, 2001 and October 28, 2000, the Company incurred certain integration costs. The costs for 2001 were primarily comprised of charges associated with the consolidation efforts of the SDSG southern distribution centers. The costs for 2000 primarily consisted of the consolidation of the Herberger's operating division into the Carson Pirie Scott operating division and McRae's operating division into the Proffitt's operating division.

A reconciliation of the aforementioned costs to the amounts of integration costs remaining unpaid at November 3, 2001 is as follows:

Amounts unpaid at February 3, 2001 and
related to prior integration events	$ 5,153
Integration costs for the period	1,539
Amounts paid during the period	(2,335)
Amounts representing non-cash charges	(1,511)
Amounts unpaid at November 3, 2001	$ 2,846 ======

The components of the aforementioned amounts unpaid are as follows:

	November 3, 2001	February 3, 2001

Severance	$ 2,802	$ 4,340
Other	44	813
Total	$ 2,846 =======	$ 5,153 =======

<PAGE 7>

NOTE 3 -- EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three and nine months ended November 3, 2001 and October 28, 2000 are as follows (income and shares in thousands):

	For the Three Months Ended November 3, 2001			For the Three Months Ended October 28, 2000
	Income (a)	Weighed Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$ (23,775)	141,969	$ (0.17)	$ (8,149)	141,470	$ (0.06)
Effect of dilutive stock options (based on the treasury stock method using the average price)		--			--
Diluted EPS	$ (23, 775) =========	141,969 ========	$ (0.17) =========	$ (8,149) ========	141,470 ========	$ (0.06) ========

	For the Nine Months Ended November 3, 2001			For the Nine Months Ended October 28, 2000
	Income (a)	Weighed Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$ (70,083)	141,955	$ (0.49)	$ 19,919	141,660	$ 0.14
Effect of dilutive stock options (based on the treasury stock method using the average price)		--			885
Diluted EPS	$ (70,083) =========	141,955 ========	$ (0.49) ========	$ 19,919 =======	142,545 ========	$ 0.14 =======

(a) Income (loss) before extraordinary items.

NOTE 4 -- CONTINGENCIES

The Company is involved in several legal proceedings arising in the normal course of business activities, and it has established accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

<PAGE 8>

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

	Three Months Ended		Nine Months Ended

	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Net Sales:
Saks Department Stores Group	$ 861,149	$ 906,520	$ 2,434,720	$ 2,587,661
Saks Fifth Avenue Enterprises	562,402	661,276	1,723,889	1,870,122
	$ 1,423,551 ========	$ 1,567,796 ========	$ 4,158,609 =========	$ 4,457,783 =========
Operating Income:
Saks Department Stores Group	$ 21,566	$ 16,130	$ 76,988	$ 96,436
Saks Fifth Avenue Enterprises	(18,942)	30,255	(33,397)	79,350
Other, including corporate	(8,052)	(7,708)	(22,658)	(20,348)
Certain items, net	(414)	(14,936)	(35,306)	(20,751)
	$ (5,842) ========	$ 23,741 ========	$ (14,373) ========	$ 134,687 ========
Depreciation and Amortization:
Saks Department Stores Group	$ 29,420	$ 29,898	$ 87,348	$ 85,038
Saks Fifth Avenue Enterprises	24,526	25,207	73,332	68,435
Other, including corporate	690	553	1,477	1,329
	$ 54,636 ========	$ 55,658 ========	$ 162,157 ========	$ 154,802 ========
Total Assets:
Saks Department Stores Group	$ 2,483,194	$ 2,928,862	$ 2,483,194	$ 2,928,862
Saks Fifth Avenue Enterprises	2,075,750	2,122,694	2,075,750	2,122,694
Other, including corporate	491,367	414,760	491,367	414,760
	$ 5,050,311 ========	$ 5,466,316 ========	$ 5,050,311 ========	$ 5,466,316 ========
Capital Expenditures:
Saks Department Stores Group	$ 12,032	$ 15,049	$ 46,558	$ 57,236
Saks Fifth Avenue Enterprises	19,956	23,018	72,407	84,071
Other, including corporate	18,220	25,981	51,867	72,484
	$ 50,208 ========	$ 64,048 ========	$ 170,832 =========	$ 213,791 =========

<PAGE 9>

For the three and nine-month periods ended November 3, 2001, Operating Income includes charges and losses associated with certain unusual or infrequently occurring events and transactions aggregating to charges of $414 and $35,306, respectively. These certain items primarily consist of charges related to store closings and the write-off of Bullock & Jones intangible assets resulting from the reorganization and downsizing of the Saks Direct business, as well as other corporate reorganization and integration activities.

For the three and nine-month periods ended October 28, 2000, Operating Income includes charges and losses (gains) associated with certain unusual or infrequently occurring events and transactions aggregating to charges of $14,936 and $20,751, respectively. These certain items primarily relate to the consolidation of SDSG operating divisions and distribution centers, offset by revisions to prior year closed store accruals and gains from the sale of a closed store and a closed distribution center.

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

In October of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which replaced SFAS No. 121, and replaced certain provisions of APB Opinion No. 30. This new standard will be effective for the Company in the first quarter of 2002. The Company is in the process of ascertaining the impact that this new standard will have on its financial statements.

<PAGE 10>

NOTE 7 -- DEBT AND SHARE REPURCHASES

On March 16, 2001, the Company completed the sale of nine store locations. Certain of the proceeds from the sale and cash flow available from operations were used to repurchase previously sold receivables of $28,260 and $298,410 of senior notes. The senior notes were repurchased at a discount to the carrying value resulting in the extraordinary gain on extinguishment of debt of $23,442 ($14,417 after income taxes) for the nine months ended November 3, 2001.

In October 2001, the Company completed an exchange offer relating to $450 million outstanding principal amount of its 7-1/4% and 7% senior notes due in 2004. Approximately $283 million of 2004 notes were tendered for exchange. The Company issued approximately $141.5 million of new 9-7/8% notes due in 2011 and paid approximately $141.5 million in cash to complete the exchange offer.  The exchange offer resulted in an extraordinary gain of $3,287 ($2,022 after taxes) for the three and nine months ended November 3, 2001 due mainly to the recognition of a gain on a previously terminated interest rate swap agreement.

During the six months ended July 29, 2000, the Company repurchased 2.0 million shares of Company stock under a five million share repurchase program authorized in 1999. In March 2001, the Board of Directors authorized an additional repurchase program of five million shares. During the nine months ended November 3, 2001, the Company repurchased approximately 460,000 shares, leaving 5.5 million shares available for repurchase under the programs.

On November 20, 2001, the Company replaced its $750 million revolving credit facility that was scheduled to mature in September 2003 with a new $700 million revolving credit facility that will mature in November 2006. The credit facility is secured by the Company's merchandise inventories and will be used for working capital and general corporate purposes.

During 2001, the Company extended certain of its accounts receivable securitization facilities into 2002 and reduced the funding capacity to $1.3 billion.

<PAGE 11>

NOTE 8 -- CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's senior notes (representing all subsidiaries of Saks Incorporated except for special purpose subsidiaries, National Bank of the Great Lakes ("the Bank") and immaterial subsidiaries); and 3) on a combined basis, the Company's special purpose subsidiaries, the Bank and immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the Senior Notes. The condensed consolidating financial statements presented as of and for the three and nine-month periods ended November 3, 2001 and October 28, 2000 and as of February 3, 2001 reflect the legal entity compositions at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries. Borrowings and the related interest expense under the Company's revolving credit facility are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit agreement. There are also management and royalty fee arrangements between Saks Incorporated and the subsidiaries. At November 3, 2001, Saks Incorporated was the sole obligor for a majority of the Company's long-term debt, owned one store location and maintained a small group of corporate employees. All other Company stores are operated by the guarantor subsidiaries of Saks Incorporated.

<PAGE 12>

SAKS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS AT NOVEMBER 3, 2001
(Dollar Amounts in Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents		$34,040	$6,210		$40,250
Retained interest in accounts receivable			211,042		211,042
Merchandise inventories	$4,472	1,752,290	7,784		1,764,546
Deferred income taxes		57,923	(15,434)		42,489
Intercompany borrowings		30,520	26,292	($56,812)
Other current assets		101,716	437		102,153

Total Current Assets	4,472	1,976,489	236,331	(56,812)	2,160,480

Property and Equipment, net	7,974	2,261,328	8,979		2,278,281
Goodwill and Intangibles, net		363,606			363,606
Other Assets	10,116	30,119	4,059		44,294
Deferred Income Taxes		203,650			203,650
Investment in and Advances to Subsidiaries	3,756,643	154,634		(3,911,277)

Total Assets	$3,779,205 =========	$4,989,826 =========	$249,369 ==========	($3,968,089) =========	$5,050,311 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,341	$543,929	$398		$545,668
Accrued expenses and other current liabilities	31,400	446,597	55		478,052
Intercompany borrowings	6,025	20,267	30,520	($56,812)
Current portion of long-term debt		5,240			5,240

Total Current Liabilities	38,766	1,016,033	30,973	(56,812)	1,028,960

Long-Term Debt	1,495,006	147,701			1,642,707
Other Long-Term Liabilities	362	133,211			133,573
Investment by and Advances from Parent		3,692,881	218,396	(3,911,277)
Shareholders' Equity	2,245,071				2,245,071

Total Liabilities and Shareholders' Equity	$3,779,205 ==========	$4,989,826 =========	$249,369 ==========	($3,968,089) ==========	$5,050,311 ==========

<PAGE 13>

SAKS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED NOVEMBER 3, 2001

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$4,086	$1,416,209	$3,256		$1,423,551
Costs and expenses
Cost of sales	2,579	918,719	4,016		925,314
Selling, general and administrative expenses	2,629	380,201	24,310	($53,230)	353,910
Other operating expenses	866	147,184	362		148,412
Store pre-opening costs		3,568			3,568
Integration costs		91			91
Losses from long-lived assets		(1,902)			(1,902)
Operating income (loss)	(1,988)	(31,652)	(25,432)	53,230	(5,842)

Other income (expense)
Finance charge income, net			53,230	(53,230)
Intercompany exchange fees		(10,344)	10,344
Intercompany servicer fees		12,969	(12,969)
Equity in earnings of subsidiaries	(8,227)	2,568		5,659
Interest expense	(27,579)	(4,053)	(671)		(32,303)
Other income (expense), net		463			463

Income (loss) before income taxes	(37,794)	(30,049)	24,502	5,659	(37,682)

Provision (benefit) for income taxes	(14,019)	(12,068)	12,180		(13,907)

Income (loss) before extraordinary item	(23,775)	(17,981)	12,322	5,659	(23,775)

Extraordinary gain on extinguishment of debt, net of taxes	2,022				2,022

Net income (loss)	($21,753) ==========	($17,981) =========	$12,322 =========	$5,659 =========	($21,753) =========

<PAGE 14>

SAKS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED NOVEMBER 3, 2001
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$11,302	$4,136,601	$10,706		$4,158,609
Costs and expenses
Cost of sales	7,007	2,671,378	13,008		2,691,393
Selling, general and administrative expenses	8,048	1,104,612	71,057	($156,640)	1,027,077
Other operating expenses	2,622	424,903	1,674		429,199
Store pre-opening costs		5,170			5,170
Integration costs		1,539			1,539
Losses from long-lived assets		18,604			18,604
Operating income (loss)	(6,375)	(89,605)	(75,033)	156,640	(14,373)

Other income (expense)
Finance charge income, net			156,640	(156,640)
Intercompany exchange fees		(29,700)	29,700
Intercompany servicer fees		37,590	(37,590)
Equity in earnings of subsidiaries	(16,573)	17,650		(1,077)
Interest expense	(84,224)	(12,850)	(2,280)		(99,354)
Other income (expense), net	(68)	814			746

Income (loss) before income taxes	(107,240)	(76,101)	71,437	(1,077)	(112,981)

Provision (benefit) for income taxes	(37,157)	(34,688)	28,947		(42,898)

Income (loss) before extraordinary item	(70,083)	(41,413)	42,490	(1,077)	(70,083)

Extraordinary gain on extinguishment of debt, net of taxes	16,439				16,439

Net income (loss)	($53,644) =========	($41,413) ========	$42,490 ========	($1,077) ========	($53,644) ========

<PAGE 15>

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 3, 2001
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	($53,644)	($41,413)	$42,490	($1,077)	($53,644)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of subsidiaries	16,573	(17,650)		1,077
Extraordinary gain on extinguishment of debt	(16,439)				(16,439)
Depreciation and amortization	772	160,690	695		162,157
Provision for employee deferred compensation	4,784				4,784
Deferred income taxes		(32,452)	1,840		(30,612)
Losses from long-lived assets		18,604			18,604
Changes in operating assets and liabilities, net	418	(66,476)	(37,618)		(103,676)

Net Cash Provided By (Used In) Operating Activities	(47,536)	21,303	7,407		(18,826)

INVESTING ACTIVITIES
Purchases of property and equipment		(168,147)	(2,685)		(170,832)
Proceeds from the sale of assets		22,695			22,695
Proceeds from the sale of stores, net of repurchased receivables		275,452			275,452

Net Cash Provided By (Used In) Investing Activities		130,000	(2,685)		127,315

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	142,070	(115,746)	(26,324)
Payments on long-term debt and capital lease obligations	(417,158)	(4,365)			(421,523)
Borrowings (repayments) under credit facilities	285,000				285,000
Purchases and retirements of common stock	(3,586)				(3,586)
Proceeds from issuance of common stock	1,210				1,210
Proceeds from real estate financing		6,000			6,000

Net Cash Provided By (Used In) Financing Activities	7,536	(114,111)	(26,324)		(132,899)

Increase (Decrease) In Cash and Cash Equivalents	(40,000)	37,192	(21,602)		(24,410)

Cash and cash equivalents at beginning of period	40,000	(3,152)	27,812		64,660

Cash and cash equivalents at end of period	$0 ==========	$34,040 ==========	$6,210 ==========	=========	$40,250 ========

<PAGE 16>

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 28, 2000
(Dollar Amounts In Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents		($2,531)	$22,659		$20,128
Retained interest in accounts receivable			198,020		198,020
Merchandise inventories	$3,847	1,909,153			1,913,000
Deferred income taxes		51,623	(11,973)		39,650
Intercompany borrowings	933	19,908	2,927	($23,768)
Other current assets		77,911	51		77,962

Total Current Assets	4,780	2,056,064	211,684	(23,768)	2,248,760

Property and Equipment, net	8,924	2,399,256			2,408,180
Goodwill and Intangibles, net		556,936			556,936
Other Assets		57,860	4,146		62,006
Deferred Income Taxes		190,434			190,434
Investment in and Advances to Subsidiaries	4,050,210	120,557		(4,170,767)

Total Assets	$4,063,914 =========	$5,381,107 =========	$215,830 ========	($4,194,535) =========	$5,466,316 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,154	$660,104			$661,258
Accrued expenses and other current liabilities	45,237	451,003	$4,468		500,708
Intercompany borrowings		2,927	20,841	($23,768)
Current portion of long-term debt		6,406			6,406

Total Current Liabilities	46,391	1,120,440	25,309	(23,768)	1,168,372

Long-Term Debt	1,795,000	153,234			1,948,234
Other Long-Term Liabilities	405	127,187			127,592
Investment by and Advances from Parent		3,980,246	190,521	(4,170,767)
Shareholders' Equity	2,222,118				2,222,118

Total Liabilities and Shareholders' Equity	$4,063,914 =========	$5,381,107 =========	$215,830 ========	($4,194,535) =========	$5,466,316 ========

<PAGE 17>

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER 28, 2000
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$3,740	$1,564,056			$1,567,796
Costs and expenses
Cost of sales	2,671	1,001,024			1,003,695
Selling, general and administrative expenses	2,629	399,157	$17,492	($46,686)	372,592
Other operating expenses	1,068	149,107			150,175
Store pre-opening costs		2,657			2,657
Integration costs		14,366			14,366
Losses from long-lived assets		570			570
Operating income (loss)	(2,628)	(2,825)	(17,492)	46,686	23,741

Other income (expense)
Finance charge income, net			46,686	(46,686)
Intercompany exchange fees		(9,197)	9,197
Intercompany servicer fees		10,651	(10,651)
Equity in earnings of subsidiaries	16,110	9,772		(25,882)
Interest expense	(34,805)	(1,421)	(625)		(36,851)
Other income (expense), net		91			91

Income (loss) before income taxes	(21,323)	7,071	27,115	(25,882)	(13,019)

Provision (benefit) for income taxes	(13,174)	(1,000)	9,304		(4,870)

Net income (loss)	($8,149) =========	$8,071 ========	$17,811 =========	($25,882) ========	($8,149) =========

<PAGE 18>

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED OCTOBER 28, 2000
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$10,018	$4,447,765			$4,457,783
Costs and expenses
Cost of sales	6,842	2,838,200			2,845,042
Selling, general and administrative expenses	8,628	1,119,117	$49,560	($147,225)	1,030,080
Other operating expenses	2,898	417,575			420,473
Store pre-opening costs		5,698			5,698
Merger and integration costs		20,559			20,559
Losses from long-lived assets		1,244			1,244
Operating income (loss)	(8,350)	45,372	(49,560)	147,225	134,687

Other income (expense)
Finance charge income, net			147,225	(147,225)
Intercompany exchange fees		(25,913)	25,913
Intercompany servicer fees		29,984	(29,984)
Equity in earnings of subsidiaries	91,937	32,015		(123,952)
Interest expense, net	(103,546)	(3,673)	(2,015)		(109,234)
Other income (expense), net		152			152

Income before income taxes	(19,959)	77,937	91,579	(123,952)	25,605

Provision (benefit) for income taxes	(39,878)	12,871	32,693		5,686

Net income	$19,919 ========	$65,066 ========	$58,886 ========	($123,952) ========	$19,919 ========

<PAGE 19>

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 28, 2000
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income	$19,919	$65,066	$58,886	($123,952)	$19,919
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Equity in earnings of subsidiaries	(91,937)	(32,015)		123,952
Depreciation and amortization	861	153,941			154,802
Provision for employee deferred compensation	5,211				5,211
Deferred income taxes		4,610	6,933		11,543
Losses from long-lived assets		1,244			1,244
Changes in operating assets and liabilities, net	3,592	38,052	5,091		46,735

Net Cash Provided By (Used In) Operating Activities	(62,354)	230,898	70,910		239,454

INVESTING ACTIVITIES
Purchases of property and equipment		(213,791)			(213,791)
Proceeds from sale of assets		19,455			19,455

Net Cash Used In Investing Activities		(194,336)			(194,336)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	100,971	(30,111)	(70,860)
Payments on long-term debt and capital lease obligations		(5,933)			(5,933)
Borrowings under credit facilities	(14,000)				(14,000)
Proceeds from issuance of common stock	393				393
Purchases and retirements of common stock	(25,010)				(25,010)

Net Cash Provided By (Used In) Financing Activities	62,354	(36,044)	(70,860)		(44,550)

Increase In Cash and Cash Equivalents	0	518	50		568

Cash and cash equivalents at beginning of period	0	(3,049)	22,609		19,560

Cash and cash equivalents at end of period	$0 =========	($2,531) =========	$22,659 ========	=======	$20,128 ========

<PAGE 20>

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 3, 2001
(Dollar Amounts in Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$40,000	($3,152)	$27,812		$64,660
Retained interest in accounts receivable			193,258		193,258
Merchandise inventories	3,356	1,512,982	5,865		1,522,203
Deferred income taxes		52,782	(13,594)		39,188
Intercompany borrowings		30,272	48,100	($78,372)
Other current assets		95,875	1,054		96,929

Total Current Assets	43,356	1,688,759	262,495	(78,372)	1,916,238

Property and Equipment, net	8,702	2,375,716	6,432		2,390,850
Goodwill and intangibles, net		511,333			511,333
Other Assets	17,782	32,763	3,527		54,072
Deferred Income Taxes		178,118			178,118
Investments in and Advances to Subsidiaries	3,899,921	114,783		(4,014,704)

Total Assets	$3,969,761 =========	$4,901,472 ========	$272,454 ========	($4,093,076) =========	$5,050,611 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,007	$316,425	$2,105		$319,537
Accrued expenses and other current liabilities	22,296	479,021	3,778		505,095
Intercompany borrowings	2,029	46,071	30,272	($78,372)
Current portion of long-term debt		5,650			5,650

Total Current Liabilities	25,332	847,167	36,155	(78,372)	830,282

Long-Term Debt	1,650,000	151,657			1,801,657
Other Long Term Liabilities	600	124,243			124,843
Investment by and Advances from Parent		3,778,405	236,299	(4,014,704)
Shareholders' Equity	2,293,829				2,293,829

Total Liabilities and Shareholders' Equity	$3,969,761 =========	$4,901,472 ========	$272,454 =========	($4,093,076) =========	$5,050,611 ========

<PAGE 21>

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not total due to rounding).

	Three Months Ended		Nine Months Ended
	11/3/01	10/28/00	11/3/01	10/28/00
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	65.0	64.0	64.7	63.8
Selling, general & administrative expenses	24.9	23.8	24.7	23.1
Other operating expenses	10.4	9.6	10.3	9.4
Store pre-opening costs	0.3	0.2	0.1	0.1
Integration costs	0.0	0.9	0.0	0.5
Losses (gains) from long-lived assets	(0.1)	0.0	0.4	0.0
Operating income (loss)	(0.4)	1.5	(0.3)	3.0
Other income (expenses):
Interest expense	(2.3)	(2.4)	(2.4)	(2.5)
Other income (expense), net	0.0	0.0	0.0	0.0
Income (loss) before income taxes and extraordinary item	(2.6)	(0.8)	(2.7)	0.6
Provision (benefit) for income taxes	(1.0)	(0.3)	(1.0)	0.1
Income (loss) before extraordinary item	(1.7)	(0.5)	(1.7)	0.4
Extraordinary gain, net of taxes	0.1	0.0	0.4	0.0
	(1.5)% ======	(0.5)% =======	(1.3)% =======	0.4% ======

THREE MONTHS ENDED NOVEMBER 3, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 28, 2000

NET SALES

For the three months ended November 3, 2001, total Company sales decreased $144.3 million, or 9.2%, versus the prior year period. Total sales for the three-month period decreased by $45.4 million and $98.9 million at SDSG and SFAE, respectively. The sales decline at SDSG was attributable to a comparable stores decrease of 0.7% and the elimination of sales associated with nine stores sold to The May Department Stores Company. The sales decline at SFAE was primarily due to a comparable stores decrease of 16.3%. SFAE's comparable store sales were significantly affected by the events on and following September 11, particularly the New York City flagship store, which experienced a comparable sales decrease of approximately 23% for the three month period. Other SFAE major metropolitan markets highly reliant upon business and tourist travel were also significantly negatively affected.

<PAGE 22>

GROSS MARGIN

For the three months ended November 3, 2001, gross margin was $498.2 million, or 35.0% of net sales, compared to $564.1 million, or 36.0% of net sales, for the three months ended October 28, 2000. The decline in gross margin rate was primarily due to increased markdowns in an effort to reduce inventory levels commensurate with the sales decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the three months ended November 3, 2001, SGA was $353.9 million, or 24.9% of net sales, compared to $372.6 million, or 23.8% of net sales, for the three months ended October 28, 2000. The decrease in expenses was largely due to a decline in costs incurred at Saks Direct and to the sale of the nine SDSG stores. The rate deterioration was primarily attributable to a decline in expense leverage resulting from the decline in sales.

OTHER OPERATING EXPENSES

For the three months ended November 3, 2001, other operating expenses were $148.4 million, or 10.4% of net sales, compared to $150.2 million, or 9.6% of net sales, for the three months ended October 28, 2000. The decline in expense leverage was principally due to the inability to reduce fixed expenses, primarily depreciation and rent, relative to the decline in sales.

INTEGRATION COSTS

For the three months ended November 3, 2001, integration costs were $0.1 million compared to $14.4 million for the three months ended October 28, 2000. The 2000 costs primarily consisted of the consolidation of the Herberger's and McRae's operating divisions and the consolidation of the southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

For the three months ended November 3, 2001, the Company incurred gains from long-lived assets of $1.9 million related mainly to the disposition of store locations. For the three months ended October 28, 2000, losses from long-lived assets of $0.6 million related to the sale of an abandoned corporate building.

OPERATING INCOME

Operating income for the three months ended November 3, 2001 declined by $29.6 million from the prior year period. Operating income at SDSG increased by $5.4 million principally due to decreased markdowns resulting from enhanced inventory management, partially offset by a comparable store sales decline. Operating income at SFAE declined by $49.2 million primarily due to the comparable store sales decline and increased markdowns, offset partially by lower operating expenses, principally in Saks Direct. Gains and losses associated with certain items (including the write-off of long-lived assets, integration costs and corporate reorganization costs) improved compared to the prior year.

<PAGE 23>

INTEREST EXPENSE

For the three months ended November 3, 2001, interest expense was $32.3 million, or 2.3% of net sales, compared to $36.9 million, or 2.4% of net sales, for the three months ended October 28, 2000. The improvement was the result of a reduction in short-term variable borrowing rates and a decline in the average debt balances during the current period.

INCOME TAXES

The effective tax rates for the three months ended November 3, 2001 and October 28, 2000 were 36.9% and 37.4%, respectively. The decrease in the effective rate is the result of the effect of non-deductible goodwill amortization on lower earnings in the current period.

EXTRAORDINARY ITEM

The extraordinary gain for the three months ended November 3, 2001 was primarily due to the current period recognition of a gain on a previously terminated interest rate swap agreement resulting from the exchange of 2004 senior notes.

NET INCOME

Net loss increased from $8.1 million for the three months ended October 28, 2000 to $21.8 million for the three months ended November 3, 2001. The increase was primarily due to a decline in operating income resulting from negative comparable store sales, partially offset by reduced integration costs, decreased interest expense and the current period extraordinary gain.

<PAGE 24>

NINE MONTHS ENDED NOVEMBER 3, 2001 COMPARED TO NINE MONTHS ENDED OCTOBER 28, 2000

NET SALES

For the nine months ended November 3, 2001, total Company sales decreased $299.2 million, or 6.7%, versus the prior year period. Total sales for the nine-month period decreased by $153.0 million and $146.2 million at SDSG and SFAE, respectively. The sales decline at SDSG was attributable to a comparable stores decrease of 2.2% and the elimination of sales associated with the nine stores sold to The May Department Stores Company in March of 2001. The sales decline at SFAE was due to a comparable stores decrease of 9.6% and was significantly affected by the events of September 11, 2001.

GROSS MARGIN

For the nine months ended November 3, 2001, gross margin was 35.3% of net sales, compared to 36.2% of net sales, for the nine months ended October 28, 2000. The decline in gross margin rate was primarily due to increased markdowns in an effort to reduce inventory levels commensurate with the sales decline at SFAE and SDSG.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the nine months ended November 3, 2001, SGA was $1,027.1 million, or 24.7% of net sales, compared to $1,030.1 million, or 23.1% of net sales, for the nine months ended October 28, 2001. The decrease in expenses was due to a decline in costs incurred at Saks Direct business and to the sale of the nine SDSG stores. This decline in expenses was partially offset by an increase in expenses related to the first quarter 2001 launch of loyalty programs for the Bank's SDSG proprietary credit cards and increased medical and insurance costs. The rate deterioration was primarily attributable to a decline in expense leverage resulting from the sales decline.

OTHER OPERATING EXPENSES

For the nine months ended November 3, 2001, other operating expenses were $429.2 million, or 10.3% of net sales, compared to $420.5 million, or 9.4% of net sales, for the nine months ended October 28, 2000. The increase in expenses was principally due to 1) depreciation expense resulting from new stores, remodels and expansions of existing stores and increased investments in information technology; and 2) increased rental expenses resulting from new and expanded leased stores.  These increases were partially offset by the expenses associated with the nine stores sold to The May Department Stores Company. The decline in expense leverage was principally due to the inability to reduce fixed expenses relative to the decline in sales.

<PAGE 25>

INTEGRATION COSTS

For the nine months ended November 3, 2001, integration costs were $1.5 million, compared to $20.6 million for the nine months ended October 28, 2000. The 2001 charges were largely related to the continuing consolidation efforts of the southern distribution centers. The 2000 costs primarily consisted of the consolidation of the Herberger's and McRae's operating divisions and the consolidation of the southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

For the nine months ended November 3, 2001, the Company incurred losses from long-lived assets of $18.6 million related to (1) the goodwill and intangibles associated with the disposition of the Bullock & Jones catalog and the reorganization of the Saks Direct business and (2) property and equipment associated with the disposition of store locations. For the nine months ended October 28, 2000, losses from long-lived assets of $1.2 million related to the loss associated with the sale of a closed store, partially offset by gains from the sale of a store location and a closed distribution center.

OPERATING INCOME

Operating income for the nine months ended November 3, 2001 declined by $149.1 million from the prior year period. Operating income at SDSG declined by $19.4 million largely due to the decline in comparable store sales and the sale of the nine SDSG stores, partially offset by decreased markdowns and a reduction in operating expenses. Operating income at SFAE declined by $112.7 million primarily due to the comparable store sales decline and increased markdowns associated with the sales decline. Gains and losses associated with certain items (including the write down of long-lived assets, integration costs and corporate reorganization costs) also contributed to the decline in operating income.

INTEREST EXPENSE

For the nine months ended November 3, 2001, interest expense was $99.4 million, or 2.4% of net sales, compared to $109.2 million, or 2.5% of net sales, for the nine months ended October 28, 2000. The improvement was the result of a decline in the average debt balances during the current period and a reduction in short-term variable borrowing rates.

INCOME TAXES

The effective tax rates for the nine months ended November 3, 2001 and October 28, 2000 were 38.0% and 22.2%. Included in the provision for the nine months ended October 28, 2000 was a $4.1 million benefit related to the previous disposition of a real estate investment. Excluding this item, the July 29, 2000 effective tax rate would have been 38.3%. The decrease in the normalized effective rates is the result of the effect of non-deductible goodwill amortization on lower earnings for the current period.

<PAGE 26>

EXTRAORDINARY ITEM

The extraordinary gain for the nine months ended November 3, 2001 was primarily due to the repurchase of senior notes at a discount to the carrying value and the current period recognition of a gain on a previously terminated interest rate swap agreement resulting from the exchange of 2004 senior notes

NET INCOME (LOSS)

Net income (loss) decreased from $19.9 million for the nine months ended October 28, 2000 to $(53.6) million for the nine months ended November 3, 2001. The decline was largely due to negative comparable store sales, the write-offs associated with the disposition of Bullock & Jones, and store closings and was partially offset by the gain on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

The retained interest in accounts receivable, inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company's business.

Gross accounts receivable were $1.247 billion and $1.307 billion at November 3, 2001 and October 28, 2000, respectively. The decrease was primarily due to the year-to-date sales decrease.

Merchandise inventory balances at November 3, 2001 decreased from October 28, 2000 largely due to a comparable stores inventory decrease and inventory related to sold stores, partially offset by inventory related to new stores.

Property and equipment balances at November 3, 2001 decreased over October 28, 2000 balances due primarily to the sale of nine SDSG stores and depreciation on existing assets during the last twelve months, partially offset by capital expenditures related to new store additions and investments in information technology, as well as expansions, replacements and the remodeling of existing stores.

Goodwill and intangibles at November 3, 2001 decreased from October 28, 2000 primarily due to the reduction in store-related goodwill associated with the sale of nine SDSG stores and the sale of the Bullock & Jones catalog in connection with the reorganization of the Saks Direct business.

<PAGE 27>

CASH FLOW

The primary needs for liquidity are to acquire, renovate, or construct stores and to provide working capital for new and existing stores.

Cash provided by (used in) operating activities was ($18.8) million for the nine months ended November 3, 2001 and $239.5 million for the nine months ended October 28, 2000. The decrease in operating cash flows was primarily related to the decline in net income and changes in working capital due to the timing of inventory receipts and payments associated with the 52/53 week retail calendar shift.

Cash provided by (used in) investing activities was $127.3 million for the nine months ended November 3, 2001 and ($194.3) million for the nine months ended October 28, 2000. The change was principally due to the proceeds received from the sale of nine SDSG stores and decreased capital expenditures.

Cash used in financing activities was $132.9 million for the nine months ended November 3, 2001 and $44.6 million for the nine months ended October 28, 2000. The change was primarily due to the current period repurchase of senior notes at a discount.

CAPITAL STRUCTURE

As of November 3, 2001, the Company had total debt outstanding of approximately $1.6 billion with $465 million available to borrow under its revolving credit facility that expires in 2003. This balance represents a debt to total capitalization percentage of 42.3% and a decrease of $306.7 million from October 28, 2000. The decrease was primarily due the application of operating cash flow and proceeds from the sale of nine SDSG stores to repurchase senior debt.

On November 20, 2001, the Company replaced its $750 million revolving credit facility that was scheduled to mature in September 2003 with a new $700 million revolving credit facility that will mature in November 2006. The credit facility is secured by the Company's merchandise inventories and will be used for working capital and general corporate purposes.

ACCOUNTS RECEIVABLE SECURITIZATION

National Bank of the Great Lakes (the "Bank"), a wholly owned subsidiary of the Company, owns all proprietary credit card accounts maintained for the Company's retail customers. The Bank sells the receivables generated by these accounts to the Company's special purpose subsidiaries. The special purpose subsidiaries transfer the receivables, with limited recourse, to a credit card related trust or in exchange for cash and subordinated certificates representing undivided interests in the pool of receivables. The trust subsequently issues certificates of beneficial interest, also representing undivided interests in the pool of receivables, to investors. At November 3, 2001, funding under this facility totaled approximately $1.1 billion, which consisted of $200 million in fixed rate term certificates outstanding, $811 million in floating rate term certificates outstanding and $93 million outstanding under its variable funding certificates.

<PAGE 28>

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

<PAGE 29>

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

Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at November 3, 2001, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

<PAGE 30>

SAKS INCORPORATED

PART II. OTHER INFORMATION

Item 6. Exhibits.

        (a)    Exhibits

                 10.1    Shareholder agreement between Saks Incorporated and Inmobiliaria
                            Carso, S.A. de C.V.

        (b)    Form 8-K Reports.

                The following 8-K's were filed during the quarter ended November 3, 2001:

Date Filed	Subject

August 21, 2001	Earnings for second quarter ended August 4, 2001.

August 30, 2001	Intent to make an exchange offer related to $450 million of 7-1/4% and 7% notes due 2004 and capital expenditures for the six months ended August 4, 2001.

September 28, 2001	Receipt of required consents for the exchange offer relating to the $450 million of 7-1/4% and 7% notes due 2004.

Update of September sales trend.

Completion of offer to exchange cash and new 9-7/8% notes due 2011 for 7% and 7-1/4% notes due 2004.

October 11, 2001	Successful completion of exchange of cash and new notes for 7% and 7-1/4% notes.

<PAGE 31>

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

                                                                                     SAKS INCORPORATED
                                                                                                  Registrant

                                                                                        December 14, 2001
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

<PAGE 32>