Form 10-K
period 2002-02-02
SAKS INC
filed 2002-04-25
CIK 812900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For Fiscal Year Ended: February 2, 2002 or

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
(Registrant's Telephone Number

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002 was approximately $1,848,608,687.

As of March 15, 2002, the number of shares of the Registrant's Common Stock outstanding was 142,464,048.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended February 2, 2002 are incorporated by reference into Part II.
(2)	Portions of the Saks Incorporated Proxy Statement dated April 30, 2002 for the Annual Shareholders' Meeting to be held on June 19, 2002 are incorporated by reference into Part III.

The Exhibit Index is on page 21 of this document.

TABLE OF CONTENTS

	Item		Page
Part I	1	Business	3
	2	Properties	9
	3	Legal Proceedings	10
	4	Submission of Matters to a Vote of Security Holders	10
	Executive Officers of Registrant		11
Part II	5	Market for Registrant's Common Equity and Related Stockholder Matters	13
	6	Selected Financial Data	13
	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	7A	Quantitative and Qualitative Disclosures About Market Risk	13
	8	Financial Statements and Supplementary Data	13
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	14
Part III	10	Directors and Executive Officers of the Registrant	15
	11	Executive Compensation	15
	12	Security Ownership of Certain Beneficial Owners and Management	15
	13	Certain Relationships and Related Transactions	15
Part IV	14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	16
	SIGNATURES		18
	EXHIBIT LIST		21

PART I

Item 1. Business

General

Saks Incorporated (formerly Proffitt's, Inc.) was founded in 1919. The Company and its subsidiaries (together the "Company") operate two business segments, Saks Department Store Group ("SDSG") and Saks Fifth Avenue Enterprises ("SFAE").

SDSG currently operates 243 department stores in 24 states under the following nameplates: Parisian (41 stores), Proffitt's (26 stores), McRae's (29 stores), Younkers (50 stores), Herberger's (40 stores), Carson Pirie Scott (33 stores), Bergner's (13 stores), and Boston Store (11 stores). SDSG stores are principally anchor stores in leading regional or community malls, and the stores typically offer a broad selection of upper-moderate to better fashion apparel, shoes, accessories, jewelry, cosmetics, and decorative home furnishings, as well as furniture in selected locations. SDSG stores are promoted as "the best place to shop in your hometown."

SFAE includes Saks Fifth Avenue ("SFA") luxury department stores (61 stores in 24 states) and Off 5th Saks Fifth Avenue Outlet ("Off 5th") (52 stores in 23 states). Saks Fifth Avenue stores are intended to offer customers "the most inviting luxury experience." The locations are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. Customers may also purchase certain SFA products by catalog or online at saks.com. Off 5th is intended to be the premier luxury off-price retailer in the United States, where customers can find SFA merchandise for a "gem of a deal." Off 5th stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics, and decorative home furnishings, targeting the value-conscious customer.

The Company experienced significant growth between 1994 and 1998, primarily through a series of acquisitions. The Company's major acquisitions are outlined below:

Name	Headquarters	Number of tores Acquired	Locations	Date Acquired

McRae's	Jackson, MS	31	Southeast	March 31, 1994
Younkers	Des Moines, IA	50	Midwest	February 3, 1996
Parisian	Birmingham, AL	40	Southeast/ Midwest	October 11, 1996
Herberger's	St. Cloud, MN	37	Midwest	February 1, 1997
Carson Pirie Scott	Milwaukee, WI	55	Midwest	January 31, 1998
Saks Fifth Avenue	New York, NY	95	National	September 17, 1998

In addition to acquisitions, the Company historically has grown through opening new stores and by expanding and renovating selected stores. In 2001, the Company opened three SDSG stores, two SFA stores, and three Off 5th stores. In addition, the Company opened its first licensed store in Riyadh, Saudi Arabia. The Company has announced plans to open five SDSG stores, one SFA store, and one Off 5th store in 2002.

The Company also may sell or close stores from time-to-time. In March 2001, the Company sold nine SDSG store locations and related assets to The May Department Stores Company. The Company also closed two SDSG stores and three SFA stores during the year. The Company closed one additional SDSG store in March 2002.

Merchandising, sales promotion, and store operating support functions are conducted in multiple locations. Certain back office sales support functions for the Company, such as accounting, credit card administration, store planning, and information technology, are largely centralized.

Merchandising

In both the SDSG and SFA stores, the Company believes that its commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes it a preferred distribution channel for premier brand-name merchandise.

SDSG stores attempt to consistently offer a wide selection of unique and limited distribution merchandise as well as competitively priced national brands. Key brands featured in the Company's SDSG stores include Liz Claiborne, Susan Bristol, Sigrid Olsen, Calvin Klein, Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Hart Schaffner & Marx, Estee Lauder, Clinique, Lancome, Chanel, Nine West, Enzo, Waterford, and Bali. In addition to the these brands, most Parisian stores carry brands such as Karen Kane, BCBG, Garfield & Marks, Tahari, Robert Talbott, Tommy Bahama, Joseph Abboud, Hugo Boss, Bobbi Brown, Trish McEvoy, MAC, Donald Pliner, Via Spiga, and Brighton, which are typically carried only at specialty stores. SDSG differentiates its offerings from its competitors through exclusive merchandise from its core vendors, assortments from unique and emerging suppliers, and proprietary brands.

Saks Fifth Avenue stores carry luxury merchandise from both core vendors and new and emerging designers. SFA has key relationships with the leading American and European fashion houses, including Giorgio Armani, Chanel, Dolce and Gabbana, Salvatore Ferragamo, Gucci, Donna Karan, Calvin Klein, Ralph Lauren, Judith Leiber, Prada, Escada, Carolina Herrera, Oscar de la Renta, St. John, Yves St. Laurent, J.P. Tod, Ermenegildo Zegna, and Max Mara.

The Company has developed a knowledge of each of its trade areas and customer bases for its SDSG, SFA, and Off 5th stores. This knowledge is gained through the Company's regional merchandising structure in conjunction with store visits by senior management and merchandising personnel and use of on-line merchandise information. The Company strives to tailor each store's merchandise assortment to the characteristics of its trade areas and customer bases and to the lifestyle needs of its local customers.

Certain departments in the Company's stores are leased to independent companies in order to provide high quality service and merchandise where specialization, focus, and expertise are critical. The leased departments vary by store to complement the Company's own merchandising departments. The principal leased department in the SDSG stores is fine jewelry, and the principal leased departments in the SFA stores are furs and certain designer handbags. The terms of the lease agreements typically are between one and seven years and require the lessee to pay for fixtures and provide its own employees. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

For the year ended February 2, 2002, the Company's percentages of owned sales (exclusive of sales generated by leased departments) by major merchandise category were as follows:

	SDSG	SFA

Women's Apparel	25.0%	41.0%
Men's Apparel	15.3	14.0
Home and gifts	14.5	1.3
Cosmetics	12.8	15.5
Shoes	7.9	7.5
Women's Accessories	7.5	15.8
Children's Apparel	6.9	1.1
Junior's Apparel	4.3	0.0
Intimate Apparel	3.9	2.3
Outerwear	1.9	1.5

Total	100.0%	100.0%

Purchasing and Distribution

The Company purchases merchandise from many vendors. Management monitors profitability and sales history with each supplier and believes it has alternative sources available for each category of merchandise it purchases. Management believes it maintains good relationships with its suppliers.

The Company has six distribution facilities serving its stores. Refer to "Item 2. Properties" for a listing of these facilities.

Each of the Company's distribution facilities is linked electronically to the Company's merchandising staffs through a computerized purchase order management system that facilitates re-order and replenishment of merchandise. The Company utilizes electronic data interchange ("EDI") technology with its top vendors that is designed to move merchandise onto the selling floor more quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. For example, high speed automated conveyor systems are capable of scanning bar coded labels and diverting incoming cartons of merchandise to the proper processing areas. Many types of merchandise are processed in the receiving area and immediately "cross docked" to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a supplier's bar code and transmit the necessary information to a computer to record merchandise on hand.

Information Technology

Company management believes that technological investments are necessary to support its business strategies, and, as a result, the Company has upgraded its information systems to improve efficiency and productivity.

The Company's information systems provide information deemed necessary for management operating decisions, cost reduction programs, and customer service enhancements. Individual data processing systems include point-of-sale and sales reporting, purchase order management, receiving, merchandise planning and control, payroll, human resources, general ledger, credit card administration, and accounts payable systems. Bar code ticketing is used, and scanning is utilized at point-of-sale terminals. Information is made available on-line to merchandising staff and store management on a timely basis.

The use of EDI technology allows the Company to speed the flow of information and merchandise in an attempt to capitalize on emerging sales trends, maximize inventory turnover, and minimize out-of-stock conditions. EDI technology includes an advance shipping notice system ("ASN"). The ASN system identifies discrepancies between merchandise that is ready to be shipped from a supplier's warehouse and that which was ordered from the supplier. This early identification provides the Company with a window of time to resolve any discrepancies in order to speed merchandise through the distribution facilities and into its stores.

Marketing

For the SDSG stores, advertising campaigns include fashion and image advertising, price promotions, and special events. The Company uses a multi-media marketing approach for the SDSG stores, including newspaper, television, radio, and direct mail. To promote its image as the fashion and style leader in its trade areas, the Company also sponsors fashion shows and in-store special events highlighting the Company's key brands and offerings.

For the SFA stores, the Company's marketing principally emphasizes the latest fashion trends in luxury merchandise and primarily utilizes direct mail advertising. To promote its image as the primary source of luxury goods in its trade areas, SFA sponsors fashion shows and in-store special events highlighting the designers represented in the SFA stores.

Regional in-house advertising and sales promotion staffs in conjunction with outside advertising agencies produce the Company's advertising for both SDSG and SFAE.

For both SDSG and SFA, the Company utilizes data captured through the use of proprietary credit cards to develop advertising and promotional events targeted at specific customers who have purchasing patterns for certain brands, departments, and store locations.

Proprietary Credit Cards

National Bank of the Great Lakes ("NBGL"), the Company's wholly owned credit card bank subsidiary, issues all proprietary credit cards to the Company's customers and makes all credit card loans.

The Company believes that proprietary credit card holders shop more frequently with the Company and purchase more merchandise than do customers who pay with cash or third-party credit cards. The Company also makes frequent use of the names and addresses of its proprietary credit card holders in direct marketing efforts.

The Company seeks to expand the number and use of NBGL's proprietary credit cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of the Company's stores. Customers who open accounts are entitled to discounts on initial and, when offered, subsequent purchases. Proprietary credit card customers are offered private shopping nights, direct mail catalogs, special discounts, and advance notice of sale events. The Company has created various loyalty programs that reward customers for frequency and volume of proprietary charge card usage.

NBGL has approximately 5.0 million credit accounts that have been active within the prior twelve months and approximately 43% of the Company's 2001 sales were transacted on NBGL's proprietary credit cards.

NBGL's credit card programs are subject to government regulations, including consumer protection laws, that impose restrictions on the making and collection of consumer loans and on other aspects of credit card operations. There can be no assurance that the existing laws and regulations will not be amended or that new laws or regulations will not be adopted, in a manner that could adversely affect NBGL's credit card operations.

Trademarks and Service Marks

The Company owns many registered trademarks and service marks, including, but not limited to, "Saks Fifth Avenue," "SFA," "S5A," "The Fifth Avenue Club," and "Off 5th," along with its various other store names and its private brands. The Company has filed a federal trademark registration for the name "Saks." Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company's trademarks and service marks are registered in the United States Patent and Trademark Office. The terms of these registrations are generally ten years, and they are renewable for additional ten-year periods indefinitely so long as the marks are in use at the time of renewal. Saks Incorporated is not aware of any claims of infringement or other challenges to its right to register or use its marks in the United States that would have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Reliance on Fifth Avenue Store

The Company's Saks Fifth Avenue store located on Fifth Avenue in New York City accounted for approximately 7% of total Company owned sales in 2001 and plays a significant role in creating awareness for the Saks Fifth Avenue brand name.

Customer Service

The Company believes that exceptional customer service contributes to increased store visits and purchases by its customers.

SDSG stores are intended to be customer-friendly and easy to shop. SDSG stores generally offer two types of service. One-on-one, personalized service is typically offered in nine areas of the stores -- cosmetics, shoes, women's better sportswear, women's special size sportswear, men's tailored clothing, men's better sportswear, intimate apparel, china, and furniture. These departments frequently offer clienteling programs and dedicated checkout facilities and are staffed by associates with extensive product training. Fast, friendly, and efficient service is generally offered in the remaining areas of the stores. These areas frequently feature innovative, centralized customer service centers and are staffed with friendly, knowledgeable sales associates delivering efficient transactions.

At Saks Fifth Avenue, the Company's goal is to deliver an inviting, customer-focused luxury shopping experience. Compensation for sales associates is, in part, based upon customer satisfaction measures. Sales associates undergo service, selling, and product knowledge training. Sales associates are encouraged to maintain customer records, send personalized thank-you notes, and routinely communicate with customers to advise them of new merchandise offerings and special promotions.

At both SDSG and SFAE, superior customer service is encouraged through the development and monitoring of sales/productivity goals and through specific award and recognition programs.

Seasonality

The Company's business, like that of many retailers, is subject to seasonal influences, with a significant portion of its sales and net income realized during the fourth fiscal quarter of each year, which includes the Christmas selling season. Generally, more than 30% of the Company's sales and over 50% of its net income are generated during the fourth quarter.

Competition

The retail business is highly competitive. The Company's stores compete with several national and regional department stores, specialty apparel stores, designer boutiques, outlet stores, discount stores, general and mass merchandisers, and mail-order and electronic commerce retailers, some of which have greater financial and other resources than those of the Company. Management believes that its knowledge of its trade areas and customer base, combined with providing a high level of customer service and a broad selection of quality fashion merchandise at appropriate prices in prime store locations, provides a competitive advantage.

Associates

As of March 15, 2002, the Company employed approximately 53,000 associates, of which approximately 40% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time employees during seasonal peak selling periods. Approximately 170 of the Company's associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

Item 2. Properties.

The Company currently operates six distribution facilities as follows:

Stores Served	Location of Facility	Square Feet	Owned/Leased
Proffitt's, McRae's, and Parisian	Steele, Alabama	180,000	Owned
Younkers	Green Bay ,Wisconsin	182,000	Owned
Younkers	Ankeny, Iowa	102,000	Leased
Carson Pirie Scott, Bergner's, Boston Store, and Herberger's	Rockford, Illinois	585,000	Owned
Saks Fifth Avenue and Off 5th	Aberdeen, Maryland	514,000	Leased
Saks Fifth Avenue and Off 5th	Ontario, California	120,000	Leased

The Company's principal administrative offices are as follows:

Office	Location of Facility	Square Fee	Owned/Leased
Proffitt's/McRae's stores support offices	Alcoa, Tennesse	72,000	Leased
Younkers stores support offices	Des Moines, Iowa	127,000	Leased
Parisian stores support offices and corporate administrative offices	Birmingham, Alabama	125,000	Owned
Carson Pirie Scott, Bergner's, Boston Store, and Herberger's stores support offices	Milwaukee, Wisconsin	156,000	Owned
Corporate Operations Center	Jackson, Mississippi	272,000	Owned
Saks Fifth Avenue support offices	New York, New York	298,000	Leased
Saks Fifth Avenue support offices	Aberdeen, Maryland	70,000	Leased

The following table sets forth information about the Company's stores as of March 15, 2002. The majority of the Company's stores are leased. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, the Company contributes to common mall maintenance and is responsible for property tax and insurance expenses at its owned locations. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years. Off 5th leases typically have shorter terms.

	Owned Locations		Leased Locations		Total
Store Name	Number of Units	Gross Square Feet (in mil.)	Number of Units	Gross Square Feet (in mil.)	Number of Units	Gross Square Feet (in mil)	Locations
Proffitt's	8	1.0	18	1.5	26	2.5	Southeast
McRae's	15	2.1	13	1.2	28	3.3	Southeast
Younkers	5	0.6	45	4.3	50	4.9	Midwest
Parisian	12	1.5	29	3.4	41	4.9	Southeast and Midwest
Herberger's	5	0.6	35	2.2	40	2.8	Midwest
Carson Pirie Scott	8	1.7	25	3.3	33	5.0	Midwest
Boston Store	7	1.2	4	0.4	11	1.6	Midwest
Bergner's	5	0.6	8	0.9	13	1.5	Midwest
Saks Fifth Avenue	29	3.8	32	2.5	61	6.3	National
Off 5th	1	0.0	51	1.4	52	1.4	National

Totals	95	13.1	260	21.1	355	34.2

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position
R. Brad Martin	50	Chairman of the Board of Directors and Chief Executive Officer
Stephen I. Sadove	50	Vice Chairman; Director
James A. Coggin	60	President and Chief Administrative Officer; Director
Doulgas E. Coltharp	40	Executive Vice President and Chief Financial Officer
Brian J. Martin	45	Executive Vice President of Law and General Counsel
Donald E. Wright	44	Executive Vice President of Finance and Chief Accounting Officer
Julia A. Bentley	43	Senior Vice President of Investor Relations and Communications; Corporate Secretary

R. Brad Martin has served as a Director since 1984 and became Chairman of the Board in February 1987 and Chief Executive Officer in July 1989. R. Brad Martin is the brother of Brian J. Martin.

Stephen I. Sadove joined the Company in January 2002 as Vice Chairman. Mr. Sadove served as Senior Vice President of Bristol-Myers Squibb and President of Bristol-Myers Squibb Worldwide Beauty Care from 1996 until January 2002. From 1991 until 1996, Mr. Sadove held various other executive positions with Bristol Myers Squibb. From 1975 until 1991, Mr. Sadove held various positions of increasing responsibility with General Foods USA.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The information set forth under the caption "Market Information," appearing on page 66 of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended February 2, 2002 (the "Annual Report"), is incorporated herein by reference.

Item 6. Selected Financial Data.

The information set forth under the caption "Five-Year Financial Summary" appearing on page 20 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis" appearing on pages 21 through 32 of the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk primarily arises from changes in interest rates. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly defined in its risk management policies. The Company is exposed to interest rate risk primarily through its securitization, borrowings, and derivative financial instrument activities, which are described in Notes 3, 6, and 2 to the Consolidated Financial Statements appearing on pages 40, 45, and 39 respectively, of the Annual Report and are incorporated herein by reference.

Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at February 2, 2002, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations, or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data.

The consolidated Financial Statements and the Report of Independent Accountants appearing on pages 33 through 65 of the Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the caption "Election of Directors" contained on pages 5 through 7 of the Saks Incorporated Proxy Statement dated April 30, 2002 (the "Proxy Statement"), with respect to Directors of the Company, is incorporated herein by reference.

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I of this report under "Executive Officers of the Registrant."

The information set forth under the caption "Section 16(a) of the Securities Exchange Act of 1934" contained on page 20 of the Proxy Statement, with respect to Director and Executive Officer compliance with Section 16(a), is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the captions "Directors' Fees" and "Executive Compensation" contained on pages x and x through xx, respectively, of the Proxy Statement with respect to executive compensation is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption "Outstanding Voting Securities" contained on pages 3 through 5 of the Proxy Statement with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the captions "Further Information Concerning Directors" and "Certain Transactions" contained on pages 7 and 8 and 13 respectively, of the Proxy Statement with respect to certain relationships and related transactions is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1), (2), and (3) -- The responses to these portions of Item 14 are submitted as a separate section of this report.

(b) Reports on Form 8-K filed during the fourth quarter.

November 21, 2001 -- Saks Incorporated, as borrower, entered into a new revolving credit agreement among Bank of America, N.A. as agent, and other financial institutions as lenders.

January 23, 2002 -- Saks Incorporated responds to the January 18, 2002 announcement by Moody's Investors Service, Inc., lowered its rating of Saks Incorporated's senior debt from Ba2 with a negative outlook to B1 with a stable outlook.

(c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial statement schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

ITEM 14(a)(1) AND (2) AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1) Consolidated Financial Statements

The following Consolidated Financial Statements and Report of Independent Accountants of Saks Incorporated And Subsidiaries, included on pages 33 through 65 of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended February 2, 2002, are incorporated by reference in Item 8:

  Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001
  Consolidated Statements of Income for Fiscal Years Ended February 2, 2002, February 3, 2001, and January 29, 2000
  Consolidated Statements of Changes in Shareholders' Equity for Fiscal Years Ended February 2, 2002, February 3, 2001, and January 29, 2000
  Consolidated Statements of Cash Flows for Fiscal Years Ended February 2, 2002, February 3, 2001, and January 29, 2000
  Notes to Consolidated Financial Statements

(2) Schedules to Financial Statements

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

Date: April 30, 2001

Saks Incorporated

/s/                   Douglas E. Coltharp
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

/s/                                   Gerald Tsai, Jr.
Gerald Tsai, Jr.
Director

/s/                                  Julia A. Bentley
Julia A. Bentley
Senior Vice President and Secretary

FORM 10-K -- ITEM 14(a)(3) AND 14(c)
SAKS INCORPORATED AND SUBSIDIARIES

EXHIBITS

3.1	Amended and Restated Charter of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
4.1

Indenture, dated as of November 9, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($500 million of 8-1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated November 9, 1998)

4.2

Indenture, dated as of November 25, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($350 million of 7-1/4% Notes due 2004) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated December 2, 1998)

4.3

Indenture, dated as of December 2, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($250 million of 7-1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated December 2, 1998)

4.4

Indenture, dated as of February 17, 1999, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($200 million of 7-3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated February 18, 1999)

4.5

Indenture, dated as of October 4, 2001, among the Company, the Subsidiary Guarantors, and Bank One Trust Company, National Association, as trustee ($141,557,000 of 9-7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated October 11, 2001)

4.6

Registration Rights Agreement between Proffitt's, Inc. and Parisian, Inc. dated July 8, 1996 (incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-09043 of Proffitt's, Inc. dated August 16, 1996)

4.7

Registration Rights Agreement between Proffitt's, Inc. and specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated July 8, 1998)

4.8

Stockholders' Agreement between Proffitt's, Inc. and specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated July 8, 1998)

4.9

Indenture, dated as of July 23, 1999, by and among the Company, the Subsidiary Guarantors and The First National Bank of Chicago, as trustee ($350 million, 7% Notes, due 2004 (incorporated by reference from the Exhibits to the Saks Incorporated 8-K dated July 27, 1999)

4.10	First Amended and Restated Rights Agreement dated January 28, 2002, by and between Saks Incorporated and The Bank of New York (incorporated by reference to the Exhibits to the Saks Incorporated Form 8-K filed on April 15, 2002)
10.1

Series 1997-2 Supplement dated as of August 21, 1997, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the form 8-K/A filed by the Proffitt's Credit Card Master Trust and Proffitt's Credit Corporation on September 23, 1997)

10.2

Credit Agreement among Saks Incorporated, as borrower, Bank of America, N.A., as Agent, and the other financial institutions party thereto, as lenders (incorporated by reference from the Saks Incorporated Form 8-K dated November 21, 2001)

10.3

Series 1999-1 Supplement dated as of July 21, 1999, to the Master Pooling and Servicing Agreement dated as of August 21, 1997, among Saks Credit Corporation, as Transferor, Saks Incorporated, as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Saks Credit Card Master Trust Form 8-K dated July 28, 1999)

10.4

Master Pooling and Servicing Agreement dated as of August 21, 1997, by and among Saks Credit Corporation, Saks Incorporated, and Norwest Bank Minnesota, National Association, as Trustee, as amended by Amendment No. 1 dated as of February 2, 1998, and Amendment No. 2 dated as of July 1, 1999 (incorporated by reference to Exhibits to the Proffitt's Credit Card Master Trust Current Report on Form 8-K filed on September 23, 1997, Exhibits to the Current Report on Form 8-K filed on February 18, 1998 and Exhibits to the Current Report on Form 8-K filed on July 2, 1999).

10.5

Receivables Purchase Agreement dated as of July 1, 1999 by and among National Bank of the Great Lakes, Saks Credit Corporation, and Saks Incorporated (incorporated by reference to Exhibits to the Saks Credit Card Master Trust Current Report on Form 8-K filed on July 2, 1999).

10.6

Transfer and Administration Agreement dated as of July 1, 1999 among Enterprise Funding Corporation, Saks Transitional Credit Corporation, Saks Incorporated, and NationsBank, N.A. (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

10.7

Receivables Purchase Agreement dated as of July 1, 1999 among National Bank of the Great Lakes, Saks Transitional Credit Corporation, and Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

10.8

Series 2001-1 Supplement dated as of March 1, 2001 among Saks Credit Corporation, Saks Incorporated, and Wells Fargo Bank Minnesota, National Association, as trustee, under the Master Pooling and Servicing Agreement dated as of August 21, 1997 (incorporated by reference from the Exhibits to the Form 8-K filed by Saks Credit Card Master Trust on April 19, 2001)

10.9

Certificate Purchase Agreement dated as of March 1, 2001 among Saks Credit Corporation, Saks Incorporated, Enterprise Funding Corporation, and Bank of America, N.A. (Series 2001-1) (incorporated by reference from the Exhibits to the Form 8-K filed by Saks Credit Card Master Trust on April 19, 2001)

10.10

*Third Amended and Restated Series 1997-1 Supplement dated as of November 19, 2001 to the Master Pooling and Servicing Agreement dated as of August 21, 1997, among Saks Credit Corporation, as Transferor, Saks Incorporated, as Servicer, and Norwest Bank Minnesota, National Association, as Trustee

10.11

*Third Amended and Restated Certificate Purchase Agreement (Series 1997-1) dated as of November 19, 2001 among the Saks Credit Corporation, Saks Incorporated, Enterprise Funding Corporation, Falcon Asset Securitization Corporation, Windmill Funding Corporation, Bank of America, N.A., Bank One, NA, and ABN AMRO Bank N.V.

MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.
10.12	Proffitt's, Inc. 1987 Stock Option Plan, as amended (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-46306 of Proffitt's, Inc. dated March 10, 1992)
10.13	*Saks Incorporated Amended and Restated Employee Stock Purchase Plan
10.14	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.15	Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)
10.16	Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.17	Trust Agreement for the Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.18	Saks Incorporated Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.19	Trust Agreement for the Saks Incorporated Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)
10.20	First Amendment to Proffitt's, Inc. Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)
10.21	Second Amendment to Proffitt's, Inc. Supplemental Savings Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended January 31, 1998)
10.22

Third Amendment and Restatement of the Parisian, Inc. Stock Option Plan for Officers (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

10.23

First Amendment and Restatement of The Parisian, Inc. Management Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Proffitt's, Inc. for the fiscal year ended February 1, 1997)

10.24	Younkers, Inc. Stock and Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)
10.25	Younkers, Inc. Management Stock Option Plan (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)
10.26	Younkers, Inc. 1993 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-59224 of Younkers, Inc.)
10.27	Form of Younkers, Inc. Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-Q of Younkers, Inc. for the quarter ended May 1, 1993)
10.28	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan (incorporated by reference to Carson Pirie Scott & Co. Common Shares Registration Statement No. 33-67514)
10.29	Carson Pirie Scott & Co. Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended January 28, 1995)
10.30

Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.31	Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)
10.32	Saks Fifth Avenue Retirement Savings Plan (incorporated by reference from the Exhibits to the Form S-8 Saks Incorporated Registration Statement No. 333-66759)
10.33	Saks Holdings, Inc. 1996 Management Stock Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. filed with the Commission on August 29, 1996)
10.34	Saks Fifth Avenue Supplemental Pension Plan, effective July 2, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)
10.35

Saks Holdings, Inc. Senior Management Stock Incentive Plan, dated as of October 17, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.36

Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.37

Amendment to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.38

$500,000 Loan Agreement between Proffitt's, Inc. and R. Brad Martin dated February 1, 1989 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 28, 1989)

10.39

Promissory Note for $885,000 between Saks Incorporated and R. Brad Martin dated April 28, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.40

Promissory Note for $265,000 between Saks Incorporated and James A. Coggin dated April 14, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.41

Promissory Note for $255,000 between Saks Incorporated and Douglas E. Coltharp dated April 14, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.42

Promissory Note for $110,000 between Saks Incorporated and Brian J. Martin dated April 14, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.43

Promissory Note for $200,000 between Saks Incorporated and Donald E. Wright dated April 14, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.44

Form of Eighth Amended and Restated Employment Agreement by and between R. Brad Martin, Chairman and Chief Executive Officer, and Saks Incorporated dated May 31, 2001 (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarter ended August 4, 2001)

10.45	*Form of Amendment No. 1 dated as of February 2, 2002 to Amended and Restated Employment Agreement between Saks Incorporated and R. Brad Martin
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

10.60	Form of Saks Incorporated 1998 Senior Executive Bonus Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)
10.61	Form of Saks Fifth Avenue Pension Plan -- 1998 Restatement (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)
10.62	Proffitt's, Inc. 1998 Senior Executive Bonus Plan (incorporated by reference from Exhibit A to the Proffitt's, Inc. proxy statement dated May 4, 1998)
10.63	Saks Incorporated Executive Severance Plan effective September 13, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)
10.64	*Form of Employment Agreement by and between Saks Incorporated and Stephen I. Sadove, Vice Chairman of Saks Incorporated, dated January 7, 2002
13.1	*Annual Report to Shareholders for the fiscal year ended February 2, 2002 (not to be deemed filed except for those portions thereof which are incorporated herein by reference in this filing)
21.1	*Subsidiaries of the registrant
23.1	*Consents of Independent Accountants
99.1	*Cautionary Statements Relating to Forward-Looking Information
99.2	*Saks Incorporated Employee Stock Purchase Plan Financials Statements for the Years Ended December 31, 2001 and 2000

* Filed as a current year Exhibit.