Form 10-Q
period 2002-05-04
SAKS INC
filed 2002-06-17
CIK 812900

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   May 4, 2002     or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from                                  to

        Commission file number:   1-13113

SAKS INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Tennesee (State or Other Jurisdiction of Incorporation)	62-0331040 (IRS Employer Identification No.)
750 Lakeshore Drive Birmingham, Alabama (Address of Principal Executive Offices)	35211 (Zip Code)

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

Common Stock, $.10 Par Value -- 142,618,905 shares as of May 4, 2002

SAKS INCORPORATED

Index

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets -- May 4, 2002, February 2, 2002 and May 5, 2001	3
Condensed Consolidated Statements of Income -- Three Months Ended May 4, 2002 and May 5, 2001	4
Condensed Consolidated Statements of Cash Flows -- Three Months Ended May 4, 2002 and May 5, 2001	5
Notes to Condensed Consolidated Financial Statements	6 - 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	28

SIGNATURES	29

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	May 4,	February 2,	May 5,
	2002	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$ 100,463	$ 99,102	$ 75,073
Retained interest in accounts receivable	259,631	239,420	274,377
Merchandise inventories	1,358,634	1,295,878	1,576,021
Other current assets	101,054	74,960	66,277
Deferred income taxes, net	54,448	60,569	28,657

Total current assets	1,874,230	1,769,929	2,020,405

Property and Equipment, net	2,224,013	2,246,818	2,278,415
Goodwill and Intangibles, net	314,852	360,580	385,776
Deferred Income Taxes, net	165,916	173,077	173,816
Other Assets	51,683	45,117	49,615

TOTAL ASSETS	$ 4,630,694	$ 4,595,521	$ 4,908,027

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$ 376,530	$ 282,750	$ 370,311
Accrued expenses and other current liabilities	484,112	498,967	469,872
Current portion of long-term debt	4,807	5,061	5,628

Total current liabilities	865,449	786,778	845,811

Long-Term Debt	1,330,865	1,356,580	1,617,039
Other Long-Term Liabilities	183,118	180,726	123,585

Total liabilities	2,379,432	2,324,084	2,586,435

Commitments and Contingencies

Shareholders' Equity	2,251,262	2,271,437	2,321,592

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 4,630,694	$ 4,595,521	$ 4,908,027

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended

	May 4, 2002	May 5, 2001

Net sales	$ 1,426,227	$ 1,464,350
Cost of sales	889,373	917,789

Gross margin	536,854	546,561

Selling, general and administrative expenses	332,778	343,242
Other operating expenses	140,012	141,848
Store pre-opening costs	835	582
Integration charges	-	1,123
Losses (gains) from long-lived assets	926	(312)

Operating income	62,303	60,078
Other income (expense):
Interest expense	(31,074)	(34,601)
Other income, net	385	223
Income before income taxes, extraordinary
items and cumulative effect of a change in accounting principle	31,614	25,700
Provision for income taxes	11,856	9,843

Income before extraordinary items and
cumulative effect of a change in accounting principle	19,758	15,857
Extraordinary gain on extinguishment of debt, net of taxes	443	10,641
Cumulative effect of a change in accounting principle, net of taxes	(45,593)	-

Net income (loss)	$ (25,392)	$ 26,498

Basic earnings per common share:
Income before extraordinary item and
cumulative effect of accounting change	$ 0.14	$ 0.11
Extraordinary items	-	0.08
Cumulative effect of accounting change	(0.32)	-

Net income (loss)	$ (0.18)	$ 0.19

Diluted earnings per common share:
Income before extraordinary items and
cumulative effect of accounting change	$ 0.13	$ 0.11
Extraordinary items	-	0.07
Cumulative effect of accounting change	(0.31)	-

Net income (loss)	$ (0.17)	$ 0.18
Weighted average common shares:
Basic	142,427	141,901
Diluted	147,250	145,852

See notes to condensed consolidated financial statements.

SAKS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended

	May 4, 2002	May 5, 2001
Operating Activities:
Net income (loss)	$ (25,392)	$ 26,498
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	52,474	54,127
Losses (gains) from long-lived assets	926	(312)
Extraordinary gain on extinguishment of debt, net	(443)	(10,641)
Cumulative effect of accounting change, net	45,593	-
Provision for employee deferred compensation	1,767	1,569
Deferred income taxes	13,282	14,833
Change in operating assets and liabilities, net	(29,879)	(135,132)

Net Cash Provided By (Used In) Operating Activities	58,328	(49,058)

Investing Activities:
Purchases of property and equipment	(33,994)	(54,701)
Proceeds from the sale of property and equipment	-	7,170
Proceeds from the sale of stores, net of repurchased receivables	-	275,452

Net Cash (Used In) Provided By Investing Activities	(33,994)	227,921

Financing Activities:
Payments on long-term debt and capital lease obligations	(25,883)	(167,802)
Purchases and retirements of common stock	-	(1,304)
Proceeds from issuance of common stock	2,910	656

Net Cash Used In Financing Activities	(22,973)	(168,450)

Increase In Cash and Cash Equivalents	1,361	10,413

Cash and cash equivalents at beginning of period	99,102	64,660

Cash and cash equivalents at end of period	$ 100,463	$ 75,073

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 4, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the "Company"). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

The Company is a national retailer currently operating through subsidiaries luxury and traditional department stores. The Company operates the Saks Department Store Group ("SDSG"), which consists of stores operated under the following nameplates: Proffitt's, McRae's, Younkers, Parisian, Herberger's, Carson Pirie Scott ("Carson's"), Bergner's, and Boston Store. The Company also operates Saks Fifth Avenue Enterprises ("SFAE"), which consists of Saks Fifth Avenue stores and Saks Off 5th stores.

The accompanying balance sheet at February 2, 2002 has been derived from the audited financial statements at that date but does not include all required generally accepted accounting principles disclosures.

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, and shipping and handling revenues related to merchandise sold. Revenues from shipping and handling included in net sales for the three months ended May 4, 2002 and May 5, 2001 were $625 and $2,688, respectively. Commissions from leased departments were $9,473 and $9,578 for the three months ended May 4, 2002 and May 5, 2001, respectively. Leased department sales were $65,712 and $64,074 for the three months ended May 4, 2002 and May 5, 2001, respectively, and were excluded from net sales.

In order to maintain consistency and comparability between periods presented, certain other amounts have been reclassified from previously reported financial statements to conform to the financial statement presentation of the current period. These reclassifications have no effect on previously reported net income, shareholders' equity or cash flows.

NOTE 2 - INTEGRATION CHARGES

The Company incurred no integration charges for the three months ended May 4, 2002. For the three months ended May 5, 2001, the Company incurred certain integration charges primarily related to the consolidation of three SDSG southern distribution centers.

A reconciliation of the aforementioned costs to the amounts of integration charges remaining unpaid at May 4, 2002 is as follows:

Amounts unpaid at February 2, 2002 and
related to prior integration events	$ 2,846
Amounts paid during the period	(528)

Amounts unpaid at May 4, 2002, principally severance (to be paid through 2004)	$ 2,318

NOTE 3 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three months ended May 4, 2002 and May 5, 2001 are as follows (income and shares in thousands):

	For the Three Months Ended May 4, 2002			For the Three Months Ended May 5, 2001

	Income (a)	Weighted Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount

Basic EPS	$ 19,758	142,427	$ 0.14	$ 15,857	141,901	$ 0.11

Effect of dilutive stock options
(based on the treasury stock
method using the average price)		4,823			3,951

Diluted EPS	$ 19,758	147,250	$ 0.13	$ 15,857	145,852	$ 0.11

(a) Income before extraordinary items and cumulative effect of accounting change

Additionally, the Company had 8,748 and 9,256 options to purchase shares of common stock outstanding at May 4, 2002 and May 5, 2001, respectively, that were not included in the computation of diluted EPS because the exercise price of the options was greater than the market price of the common shares. At May 4, 2002, these options had exercise prices ranging from $12.69 to $48.78 per share. If the market price becomes greater than the exercise price, these options will be dilutive and the treasury stock method will be applied to determine the number of dilutive shares.

NOTE 4 - ACCOUNTS RECEIVABLE SECURITIZATION

The Company's and the certificate holders' owned interest in the credit card receivables at May 4, 2002 and May 5, 2001 was as follows:

	May 4, 2002	May 5, 2001

Amount of receivables securitized	$ 1,253,511	$ 1,273,459
Certificate amounts sold to third-pary investors	(1,085,353)	(1,101,126)

Retained interest in amount of receivables securitized	168,158	172,333

Restricted cash associated with securitization	33,786	36,966
Fair value of retained interest in certificate amounts sold
to third-party investors	40,227	36,352
Receivables not securitized	17,460	28,726

Retained interest in accounts receivable	$ 259,631	$ 274,377

Prior to maturity of the certificates sold to third-party investors, the Company has access to the cash generated by the receivables net of allocations of cash to investors representing a portion of finance charge income. Upon maturity, the certificate owners receive all cash generated by the pool of receivables until the ownership interest is satisfied, after which the Company receives cash generated to recover its residual ownership interest in the pool of receivables. During the period beginning in July 2002 and continuing through November 2002, certificates representing $713,500 of the outstanding certificates at May 4, 2002 will mature. The Company believes new certificates can be sold to investors during the July 2002 to November 2002 period, sufficient to maintain funding of proprietary credit card receivables under terms generally similar to those currently in place.

Income, losses and expenses associated with the credit card receivables are included in selling, general and administrative expenses. For the three months ended May 4, 2002 and May 5, 2001, these amounts are as follows:

	May 4, 2002	May 5, 2001

Finance charge income and fees	$ 65,580	$ 68,537
Securitization gains	-	-
Finance charge income and fees retained by
certificate holders	(9,217)	(17,092)

Bad debt expense:
Write-offs, net of recoveries, including fraud	(23,231)	(21,322)
Change in the allowance for bad debts	1,246	5,316

	(21,985)	(16,006)
Net credit card contribution before operating and
marketing expenses, overhead and other
financing costs	$ 34,378	$ 35,439

NOTE 5 - CONTINGENCIES

The Company is involved in several legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. Based on annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures.

NOTE 6 - SEGMENT INFORMATION

The Company conducts its business through two segments, Saks Department Stores Group and Saks Fifth Avenue Enterprises. Operating Income for the segments includes the revenue, cost of sales, direct selling, general, and administrative expenses, other direct operating expenses for the respective segment and an allocation of certain operating expenses shared by the two segments. "Other" consists of the assets, revenue and expenses associated with the corporate offices, certain accounting, finance, human resource, and information technology activities and other items managed on a company-wide basis.

	Three Months Ended

	May 4, 2002	May 5, 2001
Net Sales:
Saks Department Stores Group	$ 818,195	$ 825,346
Saks Fifth Avenue Enterprises	608,032	639,004

	$ 1,426,227	$ 1,464,350
Operating Income:
Saks Department Stores Group	$ 40,458	$ 38,871
Saks Fifth Avenue Enterprises	35,257	30,832
Other	(10,041)	(6,860)
Certain items, net	(3,371)	(2,765)

	$ 62,303	$ 60,078
Depreciation and Amortization:
Saks Department Stores Group	$ 27,618	$ 29,722
Saks Fifth Avenue Enterprises	24,257	24,031
Other	599	374

	$ 52,474	$ 54,127
Total Assets:
Saks Department Stores Group	$ 2,283,803	$ 2,373,677
Saks Fifth Avenue Enterprises	1,803,003	2,054,418
Other	543,888	479,932

	$ 4,630,694	$ 4,908,027
Capital Expenditures:
Saks Department Stores Group	$ 9,376	$ 12,363
Saks Fifth Avenue Enterprises	9,452	26,190
Other	15,166	16,148

	$ 33,994	$ 54,701

For the three-month periods ended May 4, 2002 and May 5, 2001, Operating Income includes charges and losses associated with certain unusual or infrequently occurring events and transactions aggregating to $3,371 and $2,765, respectively. The current period certain items primarily relate to the reorganization of the Saks Direct business and the consolidation or elimination of various operating activities. The prior period certain items primarily relate to corporate and integration activities and the sale of previously owned distribution and store locations.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for the Company in the first quarter of fiscal year 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets, and the periodic testing (at least annually) for the impairment of goodwill at a reporting unit level, and additional financial statement disclosures. The standard required a goodwill impairment test as of the adoption date.

Consistent with its reportable segments, the Company identified its reporting units under SFAS 142 to be SDSG and SFAE. The fair value of these reporting units was estimated using the expected present value of associated future cash flows and market values of related businesses, where appropriate. The Company completed its impairment test during the first quarter of 2002 and determined that $45,593 of non-deductible goodwill recorded within the SFAE reporting unit was impaired under the fair value test. This impairment was the result of sequential periods of decreased operating profit and generally reduced market values for luxury retailers. Accordingly, the Company has recognized a charge for the cumulative change of adopting the accounting standard as shown in the accompanying condensed consolidated statements of income.

The changes in the carrying amounts of goodwill for the three months ended May 4, 2002 and the components of other amortizable assets at May 4, 2002 are as follows:

	SDSG	SFAE	Consolidated

Goodwill balance at February 2, 2002	$ 308,522	$ 45,593	$ 354,115

Cumulative effect of adopting
SFAS No 142	-	(45,593)	(45,593)

Goodwill balance at May 5, 2002	308,522	-	308,522

Other amortizable intangible assets	6,330	-	6,330

Total Goodwill and Intangibles at May 5, 2002	$ 314,852	$ -	$ 314,852

Included in Other Assets in the accompanying condensed consolidated balance sheets are other amortizable assets with a carrying value aggregating less than $3 million.

Amortization expense associated with other intangible assets was $376 for the three months ended May 4, 2002 and is expected to approximate $1,500 annually through 2004 and $600 annually thereafter.

The following table presents income and related earnings per share data adjusted for the effect of the change in goodwill amortization.

For the Three Months Ended

	May 4, 2002	May 5, 2001

Reported income before extraordinary items	$ 19,758	$ 15,857
Add back: goodwill amortization	-	3,779

Adjusted income before extraordinary items	$ 19,758	$ 19,636

Reported net income	$ (25,392)	$ 26,498
Add back: goodwill amortization	-	3,779

Adjusted net income	$ (25,392)	$ 30,277

Basic earnings per common share:
Reported income before extraordinary items	$ 0.14	$ 0.11
Add back: goodwill amortization	-	0.02

Adjusted income before extraordinary items	$ 0.14	$ 0.13

Reported net income	$ (0.18)	$ 0.19
Goodwill amortization	-	0.02

Adjusted net income	$ (0.18)	$ 0.21

Diluted earnings per common share:
Reported income before extraordinary items	$ 0.13	$ 0.11
Add back: goodwill amortization	-	0.02

Adjusted income before extraordinary items	$ 0.13	$ 0.13

Reported net income	$ (0.17)	$ 0.18
Goodwill amortization	-	0.02

Adjusted net income	$ (0.17)	$ 0.20

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective in the first quarter of 2002. This standard emphasizes and resolves certain issues related to the recognition and measurement of the impairment of long-lived assets, whether held and used or to be disposed of by sale. This standard also extends the reporting of discontinued operations, separate from continuing operations, to include "a component of an entity" that has either been disposed of or is held for sale. It is not expected that this standard will have a significant effect on the Company's consolidated financial position or results of operations; however, the standard may impact the presentation of income and expenses associated with closed or disposed stores.

In April 2002, the FASB issued SFAS No. 145, which addresses a variety of accounting practices. The items that are most relevant to the Company include the removal of the requirement to classify all gains or losses from the extinguishment of debt as extraordinary and a requirement that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This standard is effective for the Company's fiscal year beginning in February 2003. The Company does not expect that the standard will have a significant impact on its financial position or results of operations.

NOTE 9 - DEBT REPURCHASES

During the three months ended May 4, 2002, the Company utilized operating cash flows to repurchase $24,250 of its senior notes due 2004 at a discount to the carrying value. This repurchase resulted in an extraordinary gain on extinguishment of debt of $709 ($443 net of taxes).

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's senior notes (which are all of the subsidiaries of Saks Incorporated except for National Bank of the Great Lakes ("NBGL"), the subsidiaries associated with the Company's proprietary credit card securitization program, and other immaterial subsidiaries); and 3) on a combined basis, NBGL, the subsidiaries associated with the Company's proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the senior notes. The condensed consolidating financial statements presented as of and for the three-month periods ended May 4, 2002 and May 5, 2001 and as of February 2, 2002 reflect the legal entity compositions at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and the Company believes the condensed consolidating financial statements are as meaningful in understanding the financial position of the guarantor subsidiaries. Borrowings and the related interest expense under the Company's revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements between Saks Incorporated and the subsidiaries. At May 4, 2002, Saks Incorporated was the sole obligor for a majority of the Company's long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 4, 2002 (Dollar Amounts In Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$62,000	$32,108	$6,355		$100,463
Retained interest in accounts receivable			259,631		259,631
Merchandise inventories	$3,504	1,355,130			1,358,634
Deferred income taxes, net		70,136	(15,688)		54,448
Intercompany borrowings		4,628	15,029	($19,657)
Other current assets		101,054			101,054

Total Current Assets	65,504	1,563,056	265,327	(19,657)	1,874,230

Property and Equipment, net	7,556	2,216,457			2,224,013
Goodwill and Intangibles, net		314,852			314,852
Other Assets	15,700	32,054	3,929		51,683
Deferred Income Taxes, net		165,916			165,916
Investment in and Advances to Subsidiaries	3,379,999	140,953		(3,520,952)

Total Assets	$3,468,759	$4,433,288	$269,256	($3,540,609)	$4,630,694

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$876	$375,654			$376,530
Accrued expenses and other current liabilities	30,630	453,482			484,112
Intercompany borrowings		15,029	$4,628	($19,657)
Current portion of long-term debt		4,807			4,807

Total Current Liabilities	31,506	848,972	4,628	(19,657)	865,449

Long-Term Debt	1,185,756	145,109			1,330,865
Other Long-Term Liabilities	235	182,883			183,118
Investment by and Advances from Parent		3,256,324	264,628	(3,520,952)
Shareholders' Equity	2,251,262				2,251,262

Total Liabilities and Shareholders' Equity	$3,468,759	$4,433,288	$269,256	($3,540,609)	$4,630,694

SAKS INCORPORATED CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MAY 4, 2002 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$3,838	$1,422,389			$1,426,227
Costs and expenses
Cost of sales	2,413	886,960			889,373
Selling, general and administrative expenses	2,782	364,192	$22,167	($56,363)	332,778
Other operating expenses	922	139,090			140,012
Store pre-opening costs		835			835
Losses (gains) from long-lived assets		926			926

Operating income (loss)	(2,279)	30,386	(22,167)	56,363	62,303

Other income (expense)
Finance charge income, net			56,363	(56,363)
Intercompany exchange fees		(10,793)	10,793
Intercompany servicer fees		13,367	(13,367)
Equity in earnings of subsidiaries	(7,787)	10,906		(3,119)
Interest expense	(25,190)	(5,049)	(835)		(31,074)
Other income (expense), net		385			385

Income before income taxes	(35,256)	39,202	30,787	(3,119)	31,614

Provision (benefit) for income taxes	(9,421)	10,470	10,807		11,856

Income before extraordinary item and change in accouting principle	(25,835)	28,732	19,980	(3,119)	19,758

Extraordinary gain on extinguishment of debt, net of taxes	443				443

Cumulative change in accounting principle, net of taxes		(45,593)			(45,593)

Net income (loss)	($25,392)	($16,861)	$19,980	($3,119)	($25,392)

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MAY 4, 2002
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	($25,392)	$28,732	$19,980	($48,712)	($25,392)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of subsidiaries	(37,806)	(10,906)		48,712
Extraordinary gain on extinguishment of debt	(443)				(443)
Cumulative change in accounting principle	45,593				45,593
Depreciation and amortization	263	52,211			52,474
Provision for employee deferred compensation	1,767				1,767
Deferred income taxes		12,308	974		13,282
Losses (gains) from long-lived assets		926			926
Changes in operating assets and liabilities, net	8,495	(18,290)	(20,084)		(29,879)

Net Cash Provided By (Used In) Operating Activities	(7,523)	64,981	870		58,328

INVESTING ACTIVITIES
Purchases of property and equipment		(33,994)			(33,994)

Net Cash Used In Investing Activities		(33,994)			(33,994)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	23,777	(23,791)	14
Payments on long-term debt and capital lease obligations	(24,164)	(1,719)			(25,883)
Proceeds from issuance of common stock	2,910				2,910

Net Cash Provided By (Used In) Financing Activities	2,523	(25,510)	14		(22,973)

Increase (Decrease) In Cash and Cash Equivalents	(5,000)	5,477	884		1,361

Cash and cash equivalents at beginning of period	67,000	26,631	5,471		99,102

Cash and cash equivalents at end of period	$62,000	$32,108	$6,355		$100,463

SAKS INCORPORATED CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 5, 2001 (Dollar Amounts In Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$59,100	($13,079)	$29,052		$75,073
Retained interest in accounts receivable			274,377		274,377
Merchandise inventories	$3,660	1,565,646	6,715		1,576,021
Deferred income taxes, net		42,834	(14,177)		28,657
Intercompany borrowings		29,874	23,475	($53,349)
Other current assets		65,347	930		66,277

Total Current Assets	62,760	1,690,622	320,372	(53,349)	2,020,405

Property and Equipment, net	8,467	2,262,529	7,419		2,278,415
Goodwill and Intangibles, net		385,776			385,776
Other Assets	16,808	29,786	3,021		49,615
Deferred Income Taxes, net		173,816			173,816
Investment in and Advances to Subsidiaries	3,729,116	115,559		(3,844,675)

Total Assets	$3,817,151	$4,658,088	$330,812	($3,898,024)	$4,908,027

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,098	$368,433	$780		$370,311
Accrued expenses and other current liabilities	38,995	428,250	2,627		469,872
Intercompany borrowings	(11,500)	34,975	29,874	($53,349)
Current portion of long-term debt		5,628			5,628

Total Current Liabilities	28,593	837,286	33,281	(53,349)	845,811

Long-Term Debt	1,466,710	150,329			1,617,039
Other Long-Term Liabilities	256	123,329			123,585
Investment by and Advances from Parent		3,547,144	297,531	(3,844,675)
Shareholders' Equity	2,321,592				2,321,592

Total Liabilities and Shareholders' Equity	$3,817,151	$4,658,088	$330,812	($3,898,024)	$4,908,027

SAKS INCORPORATED CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MAY 5, 2001 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$3,997	$1,456,502	$3,851		$1,464,350
Costs and expenses
Cost of sales	2,473	911,270	4,046		917,789
Selling, general and administrative expenses	2,636	367,918	24,134	($51,446)	343,242
Other operating expenses	834	140,348	666		141,848
Store pre-opening costs		582			582
Integration costs		1,123			1,123
Losses (gains) from long-lived assets		(312)			(312)

Operating income (loss)	(1,946)	35,573	(24,995)	51,446	60,078

Other income (expense)
Finance charge income, net			51,446	(51,446)
Intercompany exchange fees		(10,644)	10,644
Intercompany servicer fees		13,780	(13,780)
Equity in earnings of subsidiaries	35,197	7,095		(42,292)
Interest expense	(29,603)	(4,272)	(726)		(34,601)
Other income (expense), net	(68)	291			223

Income before income taxes	3,580	41,823	22,589	(42,292)	25,700

Provision (benefit) for income taxes	(12,277)	14,334	7,786		9,843

Income before extraordinary item	15,857	27,489	14,803	(42,292)	15,857

Extraordinary gain on extinguishment of debt, net of taxes	10,641				10,641

Net income	$26,498	$27,489	$14,803	($42,292)	$26,498

SAKS INCORPORATED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MAY 5, 2001 (Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income	$26,498	$27,489	$14,803	($42,292)	$26,498
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of subsidiaries	(35,197)	(7,095)		42,292
Extraordinary gain on extinguishment of debt	(10,641)				(10,641)
Depreciation and amortization	258	53,624	245		54,127
Provision for employee deferred compensation	1,569				1,569
Deferred income taxes		14,250	583		14,833
Losses (gains) from long-lived assets		(312)			(312)
Changes in operating assets and liabilities, net	15,168	(102,191)	(48,109)		(135,132)

Net Cash Provided By (Used In) Operating Activities	(2,345)	(14,235)	(32,478)		(49,058)

INVESTING ACTIVITIES
Purchases of property and equipment		(53,754)	(947)		(54,701)
Proceeds from the sale of assets		7,170			7,170
Proceeds from the sale of stores, net of repurchased receivables		275,452			275,452

Net Cash Provided by (Used In) Investing Activities		228,868	(947)		227,921

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	188,546	(223,211)	34,665
Payments on long-term debt and capital lease obligations	(166,453)	(1,349)			(167,802)
Purchases and retirements of common stock	(1,304)				(1,304)
Proceeds from issuance of common stock	656				656

Net Cash Provided By (Used In) Financing Activities	21,445	(224,560)	34,665		(168,450)

Increase (Decrease) In Cash and Cash Equivalents	19,100	(9,927)	1,240		10,413

Cash and cash equivalents at beginning of period	40,000	(3,152)	27,812		64,660

Cash and cash equivalents at end of period	$59,100	($13,079)	$29,052		$75,073

SAKS INCORPORATED CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 2, 2002 (Dollar Amounts In Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$67,000	$26,631	$5,471		$99,102
Retained interest in accounts receivable			239,420		239,420
Merchandise inventories	3,349	1,292,529			1,295,878
Deferred income taxes, net		75,283	(14,714)		60,569
Intercompany borrowings		2,880	30,286	($33,166)
Other current assets		74,960			74,960

Total Current Assets	70,349	1,472,283	260,463	(33,166)	1,769,929

Property and Equipment, net	7,804	2,239,014			2,246,818
Goodwill and Intangibles, net		360,580			360,580
Other Assets	15,207	26,163	3,747		45,117
Deferred Income Taxes, net		173,077			173,077
Investment in and Advances to Subsidiaries	3,417,119	166,107		(3,583,226)

Total Assets	$3,510,479	$4,437,224	$264,210	($3,616,392)	$4,595,521

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,005	$281,745			$282,750
Accrued expenses and other current liabilities	21,979	476,933	55		498,967
Intercompany borrowings	5,490	24,796	2,880	($33,166)
Current portion of long-term debt		5,061			5,061

Total Current Liabilities	28,474	788,535	2,935	(33,166)	786,778

Long-Term Debt	1,210,006	146,574			1,356,580
Other Long-Term Liabilities	562	180,164			180,726
Investment by and Advances from Parent		3,321,951	261,275	(3,583,226)
Shareholders' Equity	2,271,437				2,271,437

Total Liabilities and Shareholders' Equity	$3,510,479	$4,437,224	$264,210	($3,616,392)	$4,595,521

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not total due to rounding).
	Three Months Ended

	May 4,	May 5,
	2002	2001

Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	62.4	62.7
Selling, general & administrative expenses	23.3	23.4
Other operating expenses	9.8	9.7
Store pre-opening costs	0.1	0.0
Integration charges	-	0.1
Losses (gains) from long-lived assets	0.1	(0.0)

Operating income	4.4	4.1
Other income (expense):
Interest expense	(2.2)	(2.4)
Other income (expense), net	0.0	0.0
Income before income taxes, extraordinary item and
cumulative effect of a change in accounting principle	2.2	1.8
Provision for income taxes	0.8	0.7
Income before extraordinary item and cumulative effect of a
change in accounting principle	1.4	1.1
Extraordinary gain, net of taxes	0.0	0.7
Cumulative effect of a change in accounting principle,
net of taxes	(3.2)	-

Net income (loss)	1.8%	1.8%

THREE MONTHS ENDED MAY 4, 2002 COMPARED TO THREE MONTHS ENDED MAY 5, 2001

MANAGEMENT'S DISCUSSION OF OPERATIONS

Operating income increased to $62.3 million for the three months ended May 4, 2002 from $60.1 million for the three months ended May 5, 2001. The increase of $2.2 million was attributable to an increase in operating income at SDSG of $1.6 million and an increase in operating income at SFAE of $4.4 million, partially offset by an increase in costs not allocated to the business segments.

The year-over-year increase in operating income at SDSG was primarily due to a 1.0% increase in comparable store sales and margin rate improvement and was partially offset by an increase in insurance expenses. The increase in operating income at SFAE was due primarily to the expense reductions attributable to the reorganization initiatives of the catalog and E-commerce operations.

NET SALES

For the three months ended May 4, 2002, total Company sales decreased $38.1 million, or 2.6%, versus the prior year period. Total sales for the three-month period decreased by $7.1 million and $31.0 million at SDSG and SFAE, respectively. The sales decline at SDSG was attributable to the loss of sales associated with nine stores sold to The May Department Stores Company in the first quarter of 2001, offset by a comparable stores sales increase of 1.0% and new store sales. The sales decline at SFAE was primarily due to the ceased catalog operations and the loss of sales from store closings.

GROSS MARGIN

For the three months ended May 4, 2002, gross margin was $536.9 million, or 37.6% of net sales, compared to $546.6 million, or 37.3% of net sales, for the three months ended May 5, 2001. The improvement in gross margin rate was primarily due to less promotional activity and fewer corresponding markdowns, primarily at SDSG.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the three months ended May 4, 2002, SGA was $332.8 million, or 23.3% of net sales, compared to $343.2 million, or 23.4% of net sales, for the three months ended May 5, 2001. The decrease in expenses was largely due to various cost reduction and reorganization initiatives, partially offset by rising health care and retirement expenses and higher property and casualty insurance premiums. The rate deterioration was primarily attributable to a decline in expense leverage associated with the decline in sales.

OTHER OPERATING EXPENSES

For the three months ended May 4, 2002, other operating expenses were $140.0 million, or 9.8% of net sales, compared to $141.8 million, or 9.7% of net sales, for the three months ended May 5, 2001. The decline in expense leverage was principally due to the inability to reduce fixed expenses, relative to the decline in total sales.

INTEGRATION CHARGES

For the three months ended May 4, 2002, there were no integration charges compared to $1.1 million for the three months ended May 5, 2001. The 2001 charges were principally related to the consolidation of three SDSG southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

For the three months ended May 4, 2002, the Company incurred losses from long-lived assets of $0.9 million principally due to the write-off of fixed assets related to the consolidation of various operating activities. For the three months ended May 5, 2001, gains from long-lived assets of $0.3 million primarily related to the disposition of store and distribution locations.

INTEREST EXPENSE

For the three months ended May 4, 2002, interest expense was $31.1 million, or 2.2% of net sales, compared to $34.6 million, or 2.4% of net sales, for the three months ended May 5, 2001. The improvement was primarily the result of a reduction in year-over-year average debt levels.

INCOME TAXES

The effective tax rates for the three months ended May 4, 2002 and May 5, 2001 were 37.5% and 38.3%, respectively. The decrease in the effective rate is attributable to the discontinuation of non-deductible goodwill amortization.

EXTRAORDINARY ITEMS

The extraordinary gain for the three months ended May 4, 2002 resulted from the repurchase of $24 million in senior notes and the recognition of gains related to the prior termination of a related interest rate swap agreement. The extraordinary gain for the three months ended May 5, 2001 related to the prior period repurchases of $183 million in senior notes at a discount to the recorded value.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

For the three months ended May 4, 2002, the Company recorded a non-cash charge of $45.6 million for the write-off of non-deductible SFAE goodwill in accordance with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

NET INCOME

Net income decreased from $26.5 million for the three months ended May 5, 2001 to a loss of $25.4 million for the three months ended May 4, 2002. The decrease was primarily due to the cumulative effect of a change in accounting principle, offset by the improvement in operating income and a reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The retained interest in accounts receivable, inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company's business.

Gross accounts receivable were $1,271.0 million and $1,302.2 million at May 4, 2002 and May 5, 2001, respectively. The decrease was primarily due to the decline in total sales resulting from the disposition of various stores and the catalog business.

Merchandise inventory balances at May 4, 2002 decreased from May 5, 2001 largely due to a comparable stores inventory reduction of approximately 10% and the elimination of inventory related to store closings and the discontinuation of the catalog operations.

Property and equipment balances at May 4, 2002 decreased over May 5, 2001 balances due primarily to depreciation on existing assets during the last twelve months, offset by capital expenditures related to new store additions and investments in information technology, as well as expansions, replacements and the remodeling of existing stores.

Goodwill and intangibles at May 4, 2002 decreased from May 5, 2001 largely due to the write-off of SFAE goodwill associated with the adoption of SFAS 142 and the write-off of the Bullock & Jones goodwill in connection with the reorganization of Saks Direct.

CASH FLOW

The primary needs for cash are to acquire or construct new stores, renovate and expand existing stores, to provide working capital for new and existing stores and to pay debt service. The Company anticipates that cash generated from operating activities, borrowings under its revolving credit agreement and maintaining a proprietary credit card securitization program will be sufficient to meet its financial commitments and fund opportunities for future growth.

Cash provided by (used in) operating activities was $58.3 million for the three months ended May 4, 2002 and $(49.1) million for the three months ended May 5, 2001. Cash provided by operating activities principally represents income before depreciation and amortization charges, losses from long-lived assets and changes in working capital. The increase in 2002 from 2001 was primarily due to improved working capital management, principally resulting from reduced inventories and improved accounts payable leverage.

Cash (used in) provided by investing activities was $(34.0) million for the three months ended May 4, 2002 and $227.9 million for the three months ended May 5, 2001. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-commerce infrastructure). The change from "net cash provided by" in 2001 to "net cash used in" in 2002 was primarily attributable to the $275.5 million of proceeds from the sale of nine SDSG stores in early 2001.

Cash used in financing activities was $23.0 million for the three months ended May 4, 2002 and $168.5 for the three months ended May 5, 2001. The decrease in 2002 from 2001 was largely attributable to the prior year utilization of cash received from the sale of the nine SDSG stores to pay down debt.

CAPITAL STRUCTURE

At May 4, 2002, the Company's capital and financing structure was comprised of (1) senior unsecured notes, (2) a secured revolving credit agreement, (3) the sale of beneficial interest in the Company's proprietary credit card receivables, (4) capital and operating leases and (5) real estate mortgage financing. Total indebtedness at May 4, 2002 was $1,336 million, representing a decrease of $287 million from the prior period balance of $1,623 million. The decrease in debt reflects a reduction in working capital needs, lower capital expenditures and the utilization of operating cash flow to pay down debt. This reduction in debt also reflects a decline in the debt to total capitalization percentage from 41.1% at May 5, 2001 to 37.2% at May 4, 2002.

The Company's other principal commercial commitments are comprised of (1) guarantee of $20 million residual value of leased transportation equipment, (2) short-term merchandise purchase commitments, (3) short-term construction commitments, (4) common area maintenance costs and (5) contingent rent payments. Substantially all of the Company's merchandise purchase commitments are cancelable up to several weeks prior to a date that precedes the vendor's scheduled shipment date.

PROPRIETARY CREDIT CARDS RECEIVABLE SECURITIZATION

The Company's proprietary credit cards are owned and issued by National Bank of the Great Lakes ("NBGL"), a wholly owned subsidiary of the Company. Receivables generated from the sale of merchandise on these credit cards are sold by NBGL to another wholly owned subsidiary, Saks Credit Corporation ("SCC"). SCC transfers the receivables to a trust, which sells certificates representing an undivided beneficial interest in the pool of receivables held in the trust to third-party investors. The certificates have maturity dates and represent an ownership in the cash generated by the credit card receivables. The Company retains an interest in the receivables held in the trust, which is subordinate to the sold certificates in its rights to the cash flows of the receivables held in the trust.

At May 4, 2002, the trust held credit card receivables aggregating $1,253.5 million, while certificates of ownership aggregating $1,085.4 million were sold to third-party investors. Prior to maturity of the certificates, the Company has access to the cash generated by the receivables net of allocations of cash to investors representing a portion of finance charge income. Upon maturity, the certificate owners receive all cash generated by the pool of receivables until which time the ownership interest is satisfied, after which the Company receives cash generated to recover its residual ownership interest in the pool of receivables. During the period beginning in July 2002 and continuing through November 2002, certificates representing $713.5 million of the outstanding certificates at May 4, 2002 will mature. The Company believes new certificates can be sold to investors during the July 2002 to November 2002 period, sufficient to maintain funding of proprietary credit card receivables under terms generally similar to those currently in place.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, which addresses a variety of accounting practices. The items that are most relevant to the Company include the removal of the requirement to classify all gains or losses from the extinguishment of debt as extraordinary and a requirement that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This standard is effective for the Company's fiscal year beginning in February 2003. The Company does not expect that the standard will have a significant impact on the Company's financial position or results of operations.

FORWARD-LOOKING INFORMATION

Certain information presented in this report addresses future results or expectations and is considered "forward-looking" information within the definition of the Federal securities laws. Forward-looking statements can be identified through the use of words such as "may," "will," "intend," "plan," "project," "expect," "anticipate," "should," "would," "believe," "estimate," "contemplate," "possible," "attempts", "seeks", and "point." The forwarding-looking information is premised on many factors. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management's assumptions.

The forward-looking information and statements are based on a series of projections and estimates that involve risks and uncertainties. Potential risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; favorable customer response to increased relationship marketing efforts and proprietary credit card loyalty programs; appropriate inventory management; effective and timely execution of home office consolidations; reduction of corporate overhead; effective operations of NBGL's credit card operations; and changes in interest rates. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 of the Company's Form 10-K for the year ended February 2, 2002 filed with the Securities and Exchange Commission, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk primarily arises from changes in interest rates. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Although the Company maintains no derivative financial instruments at May 4, 2002, such instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as defined in risk management policies.

SAKS INCORPORATED

PART II. OTHER INFORMATION

Item 6. Exhibits.

            (a)    Exhibits

                    There are no exhibits to this filing.

            (b)    Form 8-K Reports.

                    The following 8-K's were filed during the quarter ended May 4, 2002:

Date Filed	Subject
February 8, 2002	Appointment of the Company's stock transfer agent and registrar.

April 15, 2002	Approval of a First Amended and Restated Rights Agreement appointing the Company's new rights agent.

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

                                                                                               SAKS INCORPORATED
                                                                                                            Registrant

                                                                                                         June 17, 2002
                                                                                                                Date

&#

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