Form 10-Q
period 2002-08-03
SAKS INC
filed 2002-09-17
CIK 812900

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   August 3, 2002     or

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

Common Stock, $.10 Par Value -- 143,059,732 shares as of August 3, 2002

SAKS INCORPORATED

Index

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets -- August 3, 2002, February 2, 2002 and August 4, 2001	3
Condensed Consolidated Statements of Income -- Three Months and Six Months Ended August 3, 2002 and August 4, 2001	4
Condensed Consolidated Statements of Cash Flows -- Six Months Ended August 3, 2002 and August 4, 2001	5
Notes to Condensed Consolidated Financial Statements	6 - 26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Internal Controls	39

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	40

Item 6. Exhibits and Reports on Form 8-K	41

SIGNATURES	42

CERTIFICATIONS	43 - 44

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	August 3,	February 2,	August 4,
	2002	2002	2001
ASSETS

Current Assets
Cash and cash equivalents	$ 88,649	$ 99,102	$ 20,293
Retained interest in accounts receivable	251,954	239,420	214,641
Merchandise inventories	1,318,748	1,295,878	1,491,512
Other current assets	77,838	74,960	64,381
Deferred income taxes, net	54,192	60,569	33,267
Total current assets	1,791,381	1,769,929	1,824,094

Property and Equipment, net	2,214,397	2,246,818	2,295,777
Goodwill and Intangibles, net	314,717	360,580	367,378
Deferred Income Taxes, net	179,173	173,077	206,772
Other Assets	52,075	45,117	49,200

TOTAL ASSETS	$ 4,551,743	$ 4,595,521	$ 4,743,221

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Trade accounts payable	$ 321,003	$ 282,750	$ 345,382
Accrued expenses and other current liabilities	474,081	498,967	448,552
Current portion of long-term debt	4,743	5,061	5,452
Total current liabilities	799,827	786,778	799,386

Long-Term Debt	1,329,689	1,356,580	1,551,944
Other Long-Term Liabilities	185,014	180,726	125,792
Total liabilities	2,314,530	2,324,084	2,477,122

Commitments and Contingencies

Shareholders' Equity	2,237,213	2,271,437	2,266,099

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$4,551,743	$4,595,521	$4,743,221

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net sales	$ 1,237,232	$ 1,270,708	$ 2,663,459	$ 2,735,058
Cost of sales (excluding depreciation and amortization)	787,485	848,290	1,676,858	1,766,079
Gross margin	449,747	422,418	986,601	968,979

Selling, general and administrative expenses	313,165	329,925	645,943	673,167
Other operating expenses	138,233	138,939	278,245	280,787
Store pre-opening costs	61	1,020	896	1,602
Integration charges	-	325	-	1,448
Losses from long-lived assets	-	20,818	926	20,506
Operating income (loss)	(1,712)	(68,609)	60,591	(8,531)
Other income (expense):
Interest expense	(31,119)	(32,450)	(62,193)	(67,051)
Other income, net	196	60	581	283
Income (loss) before income taxes,
extraordinary items and cumulative effect
of a change in accounting principle	(32,635)	(100,999)	(1,021)	(75,299)
Provision (benefit) for income taxes	(12,235)	(38,834)	(379)	(28,991)

Income (loss) before extraordinary items and cumulative effect of a change in accounting principle	(20,400)	(62,165)	(642)	(46,308)
Extraordinary gain on extinguishment of debt, net of taxes	-	3,776	443	14,417
Cumulative effect of a change in accounting principle, net of taxes	-	-	(45,593)	-
Net income (loss)	$ (20,400)	$ (58,389)	$ (45,792)	$ (31,891)
Basic and diluted earnings (loss) per common share:
Income before extraordinary items and cumulative effect of accounting change	$ (0.14)	$ (0.44)	$ (0.00)	$ (0.33)
Extraordinary items	-	0.03	-	0.11
Cumulative effect of accounting change	-	-	(0.32)	-
Net income (loss)	$ (0.14)	$ (0.41)	$ (0.32)	$ (0.22)
Weighted average common shares:
Basic	142,942	141,995	142,685	141,948
Diluted	142,942	141,995	142,685	141,948

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended

	August 3,	August 4,
	2002	2001
Operating Activities:
Net income (loss)	$ (45,792)	$ (31,891)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	104,992	107,521
Losses from long-lived assets	926	20,506
Extraordinary gain on extinguishment of debt	(709)	(23,442)
Cumulative effect of accounting change	45,593	-
Provision for employee deferred compensation	4,126	2,993
Deferred income taxes	1,725	(14,809)
Change in operating assets and liabilities, net	(23,600)	(36,717)
Net Cash Provided By Operating Activities	87,261	24,161

Investing Activities:
Purchases of property and equipment	(77,161)	(123,768)
Proceeds from the sale of property and equipment	-	7,229
Proceeds from the sale of stores, net of
repurchased receivables	-	275,452
Net Cash (Used In) Provided By Investing Activities	(77,161)	158,913

Financing Activities:
Payments on long-term debt and capital lease obligations	(27,123)	(278,573)
Borrowings under credit agreement	-	51,500
Purchases and retirements of common stock	-	(1,304)
Proceeds from issuance of common stock	6,570	936
Net Cash Used In Financing Activities	(20,553)	(227,441)

Decrease In Cash and Cash Equivalents	(10,453)	(44,367)

Cash and cash equivalents at beginning of period	99,102	64,660

Cash and cash equivalents at end of period	$ 88,649	$ 20,293

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.   In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.   Operating results for the three and six months ended August 3, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003.   The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the "Company").   All intercompany amounts and transactions have been eliminated.   For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

The Company is a national retailer currently operating through subsidiaries luxury and traditional department stores. The Company operates the Saks Department Store Group ("SDSG"), which consists of stores operated under the following nameplates:   Proffitt's, McRae's, Younkers, Parisian, Herberger's, Carson Pirie Scott, Bergner's, and Boston Store. The Company also operates Saks Fifth Avenue Enterprises ("SFAE"), which consists of Saks Fifth Avenue stores and Saks Off 5th stores.

The accompanying balance sheet at February 2, 2002 has been derived from the audited financial statements at that date but does not include all required generally accepted accounting principles disclosures.

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, and shipping and handling revenues related to merchandise sold.   Revenues from shipping and handling included in net sales for the three months ended August 3, 2002 and August 4, 2001 were $332 and $2,098, respectively.   Commissions from leased departments were $8,241 and $8,143 for the three months ended August 3, 2002 and August 4, 2001, respectively.   Leased department sales were $53,917 and $52,940 for the three months ended August 3, 2002 and August 4, 2001, respectively, and were excluded from net sales.

For the six months ended August 3, 2002 and August 4, 2001, revenues from shipping and handling included in net sales were $958 and $4,786, respectively.   Commissions from leased departments were $17,713 and $17,721 for the six months ended August 3, 2002 and August 4, 2001, respectively.   Leased department sales were $119,629 and $117,014 for the six months ended August 3, 2002 and August 4, 2001, respectively, and were excluded from net sales.

In order to maintain consistency and comparability between periods presented, certain other amounts have been reclassified from previously reported financial statements to conform to the financial statement presentation of the current period.   These reclassifications have no effect on previously reported net income, shareholders' equity or cash flows.

NOTE 2 - INTEGRATION CHARGES

The Company incurred no integration charges for the three and six months ended August 3, 2002.   For the three and six months ended August 4, 2001, the Company incurred $325 and $1,448 of integration charges, respectively, primarily related to the consolidation of three SDSG southern distribution centers.

A reconciliation of the aforementioned costs to the amounts of integration charges remaining unpaid at August 3, 2002 is as follows:

Amounts unpaid at February 2, 2002 and
related to prior integration events	$ 2,846
Amounts paid during the period	(1,113)
Amounts unpaid at August 3, 2002, principally
severance (to be paid through 2004)	$ 1,733

NOTE 3 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three and six months ended August 3, 2002 and August 4, 2001 are as follows (income and shares in thousands):

	For the Three Months Ended			For the Three Months Ended
	August 3, 2002			August 4, 2001

		Weighted			Weighted
	Income	Average	Per Share	Income	Average	Per Share
	(Loss) (a)	Shares	Amount	(Loss) (a)	Shares	Amount

Basic EPS	$ (20,400)	142,942	$ (0.14)	$(62,165)	141,995	$ (0.44)

Effect of dilutive stock options
(not applicable - due to operating
losses)		-			-

Diluted EPS	$ (20,400)	142,942	$ (0.14)	$ (62,165)	141,995	$ (0.44)

	For the Six Months Ended			For the Six Months Ended
	August 3, 2002			August 4, 2001

		Weighted			Weighted
	Income	Average	Per Share	Income	Average	Per Share
	(Loss) (a)	Shares	Amount	(Loss) (a)	Shares	Amount

Basic EPS	$ (642)	142,685	$ (0.00)	$ (46,308)	141,948	$ (0.33)

Effect of dilutive stock options
(not applicable - due to operating
losses)		-			-

Diluted EPS	$ (642)	142,685	$ (0.00)	$ (46,308)	141,948	$ (0.33)

(a) Income (loss) before extraordinary items and cumulative effect of accounting change

Additionally, the Company had 27,516 and 26,739 options to purchase shares of common stock outstanding at August 3, 2002 and August 4, 2001, respectively that were not included in the computation of diluted EPS because either the exercise price of the options was greater than the market price of the common shares or because there was a loss for the period.   At August 3, 2002, these options had exercise prices ranging from $5.34 to $48.78 per share.   If the market price becomes greater than the exercise price, these options will be dilutive and the treasury stock method will be applied to determine the number of dilutive shares.

NOTE 4 - ACCOUNTS RECEIVABLE SECURITIZATION

The Company's and the certificate holders' owned interest in the credit card receivables at August 3, 2002 and August 4, 2001 was as follows:

	August 3,	August 4,
	2002	2001

Amount of receivables securitized	$ 1,127,365	$ 1,166,980
Certificate amounts sold to third-party investors	(962,959)	(1,045,924)
Retained interest in amount of receivables securitized	164,406	121,056

Restricted cash associated with securitization	28,634	29,208
Fair value of residual interest in certificate amounts sold
to third-party investors	43,806	40,579
Receivables not securitized	15,108	23,798
Retained interest in accounts receivable	$ 251,954	$ 214,641

Prior to maturity of the certificates, the Company has access to the cash generated by the receivables net of allocations of cash to investors representing the coupon interest on the beneficial interest and any principal payments made by customers that are required to be accumulated in advance of a maturity. Upon maturity, the certificate owners are repaid with cash collections of principal payments made by customers until which time their ownership interests are satisfied, (i.e. "paid down,") after which the Company receives all such cash to recover its residual ownership interest in the pool of receivables. During the period beginning in August 2002 and continuing through November 2002, certificates representing approximately $528,708 of the outstanding certificates at August 3, 2002 will mature and will be required to be paid down or replaced.

On July 26, 2002, the Company and Household Bank (SB), N.A. ("Household"), an affiliate of Household International, entered into an agreement pursuant to which Household and its affiliates will acquire substantially all of the Company's proprietary credit card business, consisting of the following: most of the proprietary credit card accounts owned by the Company's national credit card bank subsidiary; the Company's ownership interest in the assets of the Saks Credit Card Master Trust (SCCMT), which owns and securitizes the accounts receivable generated by the proprietary credit card accounts; and related assets.   This transaction is consistent with the Company's objective of increasing returns on invested capital while reducing financial risk.

The closing of the transaction, which is subject to regulatory approval and other closing conditions, is expected to occur in October 2002.   At the closing, the Company will receive an amount in cash equal to the remainder of (1) the sum of 100% of the outstanding accounts receivable balances sold, a premium, cash and the value of investments held in securitization accounts, and the value of miscellaneous consumable inventory, minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates issued by SCCMT held by non-affiliated public investors, which certificates will be assumed by Household at the closing.   The Company plans to repay amounts due under the SCCMT certificates and related obligations held at the time of the closing by non-affiliated bank conduit investors, which certificates and obligations will not be assumed by Household.   After deducting these repayment amounts and transactional fees and expenses, the Company expects that its net cash proceeds resulting from the transaction closing will total approximately $300,000 and the gain or loss will be insignificant.

As part of the transaction, for a term of ten years following the closing, Household will establish and own all proprietary credit card accounts for customers of the Company's operating subsidiaries.   Household will retain the benefits and risks associated with the ownership of the accounts and will receive the finance charge income and incur the bad debts associated with those accounts.   During the ten-year term, pursuant to a servicing agreement, the Company will continue to provide all key customer service functions, including new account opening, transaction authorization, billing adjustments, and customer inquiries and will receive compensation from Household.

Until the closing with Household and consistent with past practices, SCCMT's outstanding certificates will be sufficient to maintain funding of proprietary credit card receivables.   Although maturing certificates are repaid with collections of principal payments accumulated prior to maturity, new receivables created under the Company's proprietary credit cards have historically caused the aggregate pool of receivables to remain relatively constant or to grow at a slow rate.   As a result, the aggregate amount of certificates sold has remained relatively constant or grown commensurate with the pool of receivables held in the trust.   If the Household transaction is not consummated, the Company anticipates that the continued selling of new certificates to investors will be sufficient to maintain funding similar to the current securitization terms.

Income, losses and expenses associated with the credit card receivables are included in selling, general and administrative expenses.   For the three and six months ended August 3, 2002 and August 4, 2001, these amounts are as follows:

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Finance charge income and fees	$ 63,048	$ 65,690	$128,627	$134,227
Securitization gains	-	-	-	-
Finance charge income and fees retained by certificate holders	(9,414)	(13,725)	(18,630)	(30,817)

Bad debt expense:
Write-offs, net of recoveries, including fraud	(22,644)	(18,741)	(45,872)	(40,063)
Change in the allowance for bad debts	5,463	5,548	7,356	10,863
	(17,181)	(13,193)	(38,516)	(29,200)
Net credit card contribution before operating and
marketing expenses, overhead and other
financing costs	$ 36,453	$ 38,772	$ 71,481	$ 74,210

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

NOTE 6 - SEGMENT INFORMATION

The Company conducts its business through two segments, SDSG and SFAE.   Operating Income for the segments includes the revenue, cost of sales, direct selling, general, and administrative expenses, other direct operating expenses for the respective segment and an allocation of certain operating expenses shared by the two segments. Other consists of the assets, revenue and expenses associated with the corporate offices, certain accounting, finance, human resource, and information technology activities and other items managed on a company-wide basis.

	Three Months Ended		Six Months Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net sales:
Saks Department Stores Group	$ 755,377	$ 748,224	$1,573,570	$1,573,571
Saks Fifth Avenue Enterprises	481,855	522,484	1,089,889	1,161,487
	$1,237,232	$1,270,708	$2,663,459	$2,735,058

Operating Income:
Saks Department Stores Group	$ 18,007	$ 16,552	$ 58,465	$ 55,422
Saks Fifth Avenue Enterprises	(13,780)	(45,287)	21,477	(14,455)
Other	(5,939)	(7,747)	(15,981)	(14,606)
Certain items, net	-	(32,127)	(3,370)	(34,892)
	$ (1,712)	$ (68,609)	$ 60,591	$ (8,531)

Depreciation and Amortization:
Saks Department Stores Group	$ 27,797	$ 28,206	$ 55,415	$ 57,928
Saks Fifth Avenue Enterprises	24,121	24,775	48,378	48,806
Other	600	413	1,199	787
	$ 52,518	$ 53,394	$ 104,992	$ 107,521

Total Assets:
Saks Department Stores Group	$2,256,930	$2,312,331	$2,256,930	$2,312,331
Saks Fifth Avenue Enterprises	1,758,241	1,971,118	1,758,241	1,971,118
Other	536,572	459,772	536,572	459,772
	$4,551,743	$4,743,221	$4,551,743	$4,743,221

Capital Expenditures:
Saks Department Stores Group	$ 14,489	$ 25,403	$ 23,865	$ 40,986
Saks Fifth Avenue Enterprises	20,133	29,470	29,585	58,880
Other	8,541	14,194	23,711	23,902
	$ 43,163	$ 69,067	$ 77,161	$ 123,768

For the six-month period ended August 3, 2002, Operating Income includes charges and losses associated with certain unusual or infrequently occurring events and transactions aggregating to $3,370.   These certain items primarily relate to the reorganization of the Saks Direct business and the consolidation or elimination of various operating activities.

For the three and six-month periods ended August 4, 2001, Operating Income includes charges and losses associated with certain unusual or infrequently occurring events and transactions aggregating to $32,127 and $34,892, respectively.   These items primarily relate to store closings and the write-off of Bullock & Jones intangible assets related to the reorganization of the Saks Direct business, as well as other corporate reorganization and integration activities.

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

Consistent with its reportable operating segments, the Company identified its reporting units under SFAS 142 to be SDSG and SFAE.   The fair value of these reporting units was estimated using the expected present value of associated future cash flows and market values of related businesses, where appropriate.   The Company completed its impairment test during the first quarter of 2002 and determined that $45,593 of non-deductible goodwill recorded within the SFAE reporting unit was impaired under the fair value test.   This impairment was the result of sequential periods of decreased operating profit and generally reduced market values for luxury retailers.   Accordingly, the Company has recognized a charge for the cumulative change of adopting the accounting standard as shown in the accompanying condensed consolidated statements of income.

The changes in the carrying amounts of goodwill for the six months ended August 3, 2002 and the components of other amortizable assets at August 3, 2002 are as follows:

	SDSG	SFAE	Consolidated

Goodwill balance at February 2, 2002	$ 308,522	$ 45,593	$ 354,115

Cumulative effect of adopting
SFAS No 142	-	(45,593)	(45,593)

Goodwill balance at August 3, 2002	308,522	-	308,522

Other amortizable intangible assets:
Carrying amount of credit card base	8,115	-	8,115
Accumulated amortization	(1,920)	-	(1,920)

Other amortizable intangible assets	6,195	-	6,195

Total Goodwill and Intangibles at August 3, 2002	$ 314,717	$ -	$ 314,717

The Company also maintained other amortizable assets at August 3, 2002, which consisted primarily of customer lists.   The carrying amount and related accumulated amortization of those assets at August 3, 2002 was $14,595 and $12,129, respectively, and were included in other assets in the accompanying condensed consolidated balance sheets.

The Company reassessed the lives of its amortizable intangible assets and other amortizable assets in connection with the adoption of the standard, which resulted in no changes to the useful lives. The components of amortization expense for the three and six months ended August 3, 2002 and the related estimated amortization expense for the next five fiscal years are as follows:

	Amortizable	Other
	Intangible	Amortizable	Total
	Assets	Assets	Amortization

Aggregate Amortization Expense:

Three months ended August 3, 2002	$ 135	$ 241	$ 376
Six months ended August 3, 2002	$ 270	$ 482	$ 752

Estimated Annual Amortization Expense:

Fiscal 2002	$ 541	$ 964	$ 1,505
Fiscal 2003	$ 541	$ 964	$ 1,505
Fiscal 2004	$ 541	$ 876	$ 1,417
Fiscal 2005	$ 541	$ 27	$ 568
Fiscal 2006	$ 541	$ 27	$ 568

The following table presents income and related earnings per share data adjusted for the effect of the change in goodwill amortization.

	For the Three Months Ended		For the Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Reported income (loss) before items*	$ (20,400)	$ (62,165)	$ (642)	$ (46,308)
Add back: goodwill amortization	-	3,171	-	6,876
Adjusted income (loss) before items*	$ 20,400)	$ (58,994)	$ (642)	$ (39,432)

Reported net income (loss)	$ 20,400)	$ (58,389)	$ (45,792)	$ (31,891)
Add back: goodwill amortization	-	3,171	-	6,876
Adjusted net income (loss)	$ (20,400)	$ (55,218)	$ (45,792)	$ (25,015)

Basic earnings (loss) per common share:
Reported income (loss) before items*	$ (0.14)	$ (0.44)	$ (0.00)	$ (0.33)
Add back: goodwill amortization	-	0.02	-	0.05
Adjusted income (loss) before items*	$ (0.14)	$ (0.42)	$ (0.00)	$ (0.28)

Reported net income (loss)	$ (0.14)	$ (0.41)	$ (0.32)	$ (0.22)
Goodwill amortization	-	0.02	-	0.05
Adjusted net income (loss)	$ (0.14)	$ (0.39)	$ (0.32)	$ (0.17)

Diluted earnings (loss) per common share:
Reported income (loss) before items*	$ (0.14)	$ (0.44)	$ (0.00)	$ (0.33)
Add back: goodwill amortization	-	0.02	-	0.05
Adjusted income (loss) before items*	$ (0.14)	$ (0.42)	$ (0.00)	$ (0.28)

Reported net income (loss)	$ (0.14)	$ (0.41)	$ (0.32)	$ (0.22)
Goodwill amortization	-	0.02	-	0.05
Adjusted net income (loss)	$ (0.14)	$ (0.39)	$ (0.32)	$ (0.17)

* "Items" include extraordinary gain from extinguishment of debt and cumulative effect of a change in accounting principle.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective in the first quarter of 2002.   This standard emphasizes and resolves certain issues related to the recognition and measurement of the impairment of long-lived assets, whether held and used or to be disposed of by sale.   This standard also extends the reporting of discontinued operations, separate from continuing operations, to include "a component of an entity" that has either been disposed of or is held for sale.   It is not expected that this standard will have a significant effect on the Company's consolidated financial position or results of operations; however, the standard may affect the presentation of income and expenses associated with closed or disposed stores.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.   This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.   This new standard will be effective for activities initiated after December 31, 2002.   The Company does not expect that the standard will have a significant impact on its financial position or results of operations.

In August 2002, the Company announced that it would begin expensing stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.   Based on the current application of SFAS 123, the Company anticipates that beginning in the first fiscal quarter of 2003, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted.

NOTE 9 - DEBT REPURCHASES

During the six months ended August 3, 2002, the Company utilized operating cash flows to repurchase $24,250 of its senior notes due 2004 at a discount to the carrying value.   This repurchase resulted in an extraordinary gain on extinguishment of debt of $709 ($443 net of taxes).

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's senior notes (which are all of the subsidiaries of Saks Incorporated except for National Bank of the Great Lakes ("NBGL"), the subsidiaries associated with the Company's proprietary credit card securitization program, and other immaterial subsidiaries); and 3) on a combined basis, NBGL, the subsidiaries associated with the Company's proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the senior notes.   The condensed consolidating financial statements presented as of and for the three and six-month periods ended August 3, 2002 and August 4, 2001 and as of February 2, 2002 reflect the guarantor/non-guarantor status at the respective dates.   Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees.   Borrowings and the related interest expense under the Company's revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving

credit arrangement. There are also management and royalty fee arrangements between Saks Incorporated and the subsidiaries.   At August 3, 2002, Saks Incorporated was the sole borrower for a majority of the Company's long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 3, 2002
(Dollar Amounts In Thousands)
	Saks	Guarantor	Non-Guarantor
ASSETS	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$54,500	$25,363	$8,786		$88,649
Retained interest in accounts receivable			251,954		251,954
Merchandise inventories	$3,312	1,315,436			1,318,748
Deferred income taxes, net		71,276	(17,084)		54,192
Intercompany borrowings		4,051	42,325	($46,376)
Other current assets		77,838			77,838

Total Current Assets	57,812	1,493,964	285,981	(46,376)	1,791,381

Property and Equipment, net	7,299	2,207,098			2,214,397
Goodwill and Intangibles, net		314,717			314,717
Other Assets	15,259	33,763	3,053		52,075
Deferred Income Taxes, net		179,173			179,173
Investment in and Advances to Subsidiaries	3,365,633	152,338		(3,517,971)

Total Assets	$3,446,003	$4,381,053	$289,034	($3,564,347)	$4,551,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$828
Accrued expenses and other current liabilities	22,054	$320,175			$321,003
Intercompany borrowings		452,027			474,081
Current portion of long-term debt		42,325	$4,051	($46,376)
		4,743			4,743
Total Current Liabilities	22,882	819,270	4,051	(46,376)	799,827
	1,185,756
Long-Term Debt	152	143,933			1,329,689
Other Long-Term Liabilities		184,862			185,014
Investment by and Advances from Parent	2,237,213	3,232,988	284,983	(3,517,971)
Shareholders' Equity					2,237,213
Total Liabilities and Shareholders' Equity	$3,446,003	$4,381,053	$289,034	($3,564,347)	$4,551,743

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED AUGUST 3, 2002
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$3,063	$1,234,169			$1,237,232
Costs and expenses
Cost of sales	1,904	785,581			787,485
Selling, general and administrative expenses	2,785	344,628	$19,386	($53,634)	313,165
Other operating expenses	962	137,271			138,233
Store pre-opening costs		61			61
Losses from long-lived assets
Operating income (loss)	(2,588)	(33,372)	(19,386)	53,634	(1,712)

Other income (expense)
Finance charge income, net			53,634	(53,634)
Intercompany exchange fees		(8,809)	8,809
Intercompany servicer fees		10,547	(10,547)
Equity in earnings of subsidiaries	(2,483)	11,383		(8,900)
Interest expense	(25,139)	(4,885)	(1,095)		(31,119)
Other income (expense), net		196			196

Income (loss) before income taxes	(30,210)	(24,940)	31,415	(8,900)	(32,635)

Provision (benefit) for income taxes	(9,810)	(13,440)	11,015		(12,235)

Net income (loss)	($20,400)	($11,500)	$20,400	($8,900)	($20,400)

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED AUGUST 3, 2002
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$6,901	$2,656,558			$2,663,459
Costs and expenses
Cost of sales	4,317	1,672,541			1,676,858
Selling, general and administrative expenses	5,567	708,820	$41,553	($109,997)	645,943
Other operating expenses	1,884	276,361			278,245
Store pre-opening costs		896			896
Losses from long-lived assets		926			926
Operating income (loss)	(4,867)	(2,986)	(41,553)	109,997	60,591

Other income (expense)
Finance charge income, net			109,997	(109,997)
Intercompany exchange fees		(19,602)	19,602
Intercompany servicer fees		23,914	(23,914)
Equity in earnings of subsidiaries	(10,270)	22,289		(12,019)
Interest expense	(50,329)	(9,934)	(1,930)		(62,193)
Other income (expense), net		581			581

Income (loss) before income taxes	(65,466)	14,262	62,202	(12,019)	(1,021)

Provision (benefit) for income taxes	(19,231)	(2,970)	21,822		(379)

Income (loss) before extraordinary item and change
in accounting principle	(46,235)	17,232	40,380	(12,019)	(642)

Extraordinary gain on extinguishment of debt, net of taxes	443				443

Cumulative change in accounting principle, net of taxes		(45,593)			(45,593)

Net income (loss)	($45,792)	($28,361)	$40,380	($12,019)	($45,792)

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 3, 2002
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	($45,792)	($28,361)	$40,380	($12,019)	($45,792)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of subsidiaries	10,270	(22,289)		12,019
Extraordinary gain on extinguishment of debt	(709)				(709)
Cumulative change in accounting principle	45,593				45,593
Depreciation and amortization	525	104,467			104,992
Provision for employee deferred compensation	4,126				4,126
Deferred income taxes	266	(911)	2,370		1,725
Losses from long-lived assets		926			926
Changes in operating assets and liabilities, net	(461)	(9,856)	(13,283)		(23,600)
Net Cash Provided By Operating Activities	13,818	43,976	29,467		87,261

INVESTING ACTIVITIES
Purchases of property and equipment		(77,161)			(77,161)

Net Cash Used In Investing Activities		(77,161)			(77,161)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(8,724)	34,876	(26,152)
Payments on long-term debt and capital lease obligations	(24,164)	(2,959)			(27,123)
Proceeds from issuance of common stock	6,570				6,570

Net Cash Provided By (Used In) Financing Activities	(26,318)	31,917	(26,152)		(20,553)

Increase (Decrease) In Cash and Cash Equivalents	(12,500)	(1,268)	3,315		(10,453)

Cash and cash equivalents at beginning of period	67,000	26,631	5,471		99,102

Cash and cash equivalents at end of period	$54,500	$25,363	$8,786		$88,649

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 4, 2001
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
ASSETS	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents		($11,593)	$31,886		$20,293
Retained interest in accounts receivable			214,641		214,641
Merchandise inventories	$3,539	1,483,401	4,572		1,491,512
Deferred income taxes, net		49,093	(15,826)		33,267
Intercompany borrowings		29,403	22,089	($51,492)
Other current assets		92,732	(28,351)		64,381

Total Current Assets	3,539	1,643,036	229,011	(51,492)	1,824,094

Property and Equipment, net	8,224	2,279,027	8,526		2,295,777
Goodwill and Intangibles, net		367,378			367,378
Other Assets	13,310	31,870	4,020		49,200
Deferred Income Taxes, net		206,772			206,772
Investment in and Advances to Subsidiaries	3,673,573	137,735		(3,811,308)

Total Assets	$3,698,646	$4,665,818	$241,557	($3,862,800)	$4,743,221

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,062	$343,862	$458		$345,382
Accrued expenses and other current liabilities	19,626	426,377	2,549		448,552
Intercompany borrowings	8,608	13,481	29,403	($51,492)
Current portion of long-term debt		5,452			5,452

Total Current Liabilities	29,296	789,172	32,410	(51,492)	799,386

Long-Term Debt	1,403,090	148,854			1,551,944
Other Long-Term Liabilities	161	125,631			125,792
Investment by and Advances from Parent		3,602,161	209,147	(3,811,308)
Shareholders' Equity	2,266,099				2,266,099

Total Liabilities and Shareholders' Equity	$3,698,646	$4,665,818	$241,557	($3,862,800)	$4,743,221

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED AUGUST 4, 2001
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$3,219	$1,263,890	$3,599		$1,270,708
Costs and expenses
Cost of sales	1,955	841,389	4,946		848,290
Selling, general and administrative expenses	2,783	356,493	22,613	($51,964)	329,925
Other operating expenses	922	137,371	646		138,939
Store pre-opening costs		1,020			1,020
Integration costs		325			325
Losses from long-lived assets		20,818			20,818
Operating income (loss)	(2,441)	(93,526)	(24,606)	51,964	(68,609)

Other income (expense)
Finance charge income, net			51,964	(51,964)
Intercompany exchange fees		(8,712)	8,712
Intercompany servicer fees		10,841	(10,841)
Equity in earnings of subsidiaries	(43,543)	7,987		35,556
Interest expense	(27,042)	(4,525)	(883)		(32,450)
Other income (expense), net		60			60

Income (loss) before income taxes	(73,026)	(87,875)	24,346	35,556	(100,999)

Provision (benefit) for income taxes	(10,861)	(36,954)	8,981		(38,834)

Income (loss) before extraordinary item	(62,165)	(50,921)	15,365	35,556	(62,165)

Extraordinary gain on extinguishment of debt, net of taxes	3,776				3,776

Net income (loss)	($58,389)	($50,921)	$15,365	$35,556	($58,389)

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED AUGUST 4, 2001
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$7,216	$2,720,392	$7,450		$2,735,058
Costs and expenses
Cost of sales	4,428	1,752,659	8,992		1,766,079
Selling, general and administrative expenses	5,419	724,411	46,747	($103,410)	673,167
Other operating expenses	1,756	277,719	1,312		280,787
Store pre-opening costs		1,602			1,602
Integration costs		1,448			1,448
Losses from long-lived assets		20,506			20,506
Operating income (loss)	(4,387)	(57,953)	(49,601)	103,410	(8,531)

Other income (expense)
Finance charge income, net			103,410	(103,410)
Intercompany exchange fees		(19,356)	19,356
Intercompany servicer fees		24,621	(24,621)
Equity in earnings of subsidiaries	(8,346)	15,082		(6,736)
Interest expense	(56,645)	(8,797)	(1,609)		(67,051)
Other income (expense), net	(68)	351			283

Income (loss) before income taxes	(69,446)	(46,052)	46,935	(6,736)	(75,299)

Provision (benefit) for income taxes	(23,138)	(22,620)	16,767		(28,991)

Income (loss) before extraordinary item	(46,308)	(23,432)	30,168	(6,736)	(46,308)

Extraordinary gain on extinguishment of debt, net of taxes	14,417				14,417

Net income (loss)	($31,891)	($23,432)	$30,168	($6,736)	($31,891)

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED AUGUST 4, 2001
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	($31,891)	($23,432)	$30,168	($6,736)	($31,891)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in earnings of subsidiaries	8,346	(15,082)		6,736
Extraordinary gain on extinguishment of debt	(23,442)				(23,442)
Depreciation and amortization	517	106,432	572		107,521
Provision for employee deferred compensation	2,993				2,993
Deferred income taxes	9,025	(26,066)	2,232		(14,809)
Losses from long-lived assets		20,506			20,506
Changes in operating assets and liabilities, net	(7,709)	(35,546)	6,538		(36,717)

Net Cash Provided By (Used In) Operating Activities	(42,161)	26,812	39,510		24,161

INVESTING ACTIVITIES
Purchases of property and equipment		(121,386)	(2,382)		(123,768)
Proceeds from the sale of assets		7,229			7,229
Proceeds from the sale of stores, net of
repurchased receivables		275,452			275,452

Net Cash Provided by (Used In) Investing Activities		161,295	(2,382)		158,913

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	226,602	(193,548)	(33,054)
Payments on long-term debt and capital lease obligations	(275,573)	(3,000)			(278,573)
Borrowings (repayments) under credit facilities	51,500				51,500
Purchases and retirements of common stock	(1,304)				(1,304)
Proceeds from issuance of common stock	936				936

Net Cash Provided By (Used In) Financing Activities	2,161	(196,548)	(33,054)		(227,441)

Increase (Decrease) In Cash and Cash Equivalents	(40,000)	(8,441)	4,074		(44,367)

Cash and cash equivalents at beginning of period	40,000	(3,152)	27,812		64,660

Cash and cash equivalents at end of period	$0	($11,593)	$31,886		$20,293

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 2, 2002
(Dollar Amounts In Thousands)

	Saks	Guarantor	Non-Guarantor
ASSETS	Incorporated	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$67,000	$26,631	$5,471		$99,102
Retained interest in accounts receivable			239,420		239,420
Merchandise inventories	3,349	1,292,529			1,295,878
Deferred income taxes, net		75,283	(14,714)		60,569
Intercompany borrowings		2,880	30,286	($33,166)
Other current assets		74,960			74,960

Total Current Assets	70,349	1,472,283	260,463	(33,166)	1,769,929

Property and Equipment, net	7,804	2,239,014			2,246,818
Goodwill and Intangibles, net		360,580			360,580
Other Assets	15,207	26,163	3,747		45,117
Deferred Income Taxes, net		173,077			173,077
Investment in and Advances to Subsidiaries	3,417,119	166,107		(3,583,226)

Total Assets	$3,510,479	$4,437,224	$264,210	($3,616,392)	$4,595,521

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$1,005	$281,745			$282,750
Accrued expenses and other current liabilities	21,979	476,933	55		498,967
Intercompany borrowings	5,490	24,796	2,880	($33,166)
Current portion of long-term debt		5,061			5,061

Total Current Liabilities	28,474	788,535	2,935	(33,166)	786,778

Long-Term Debt	1,210,006	146,574			1,356,580
Other Long-Term Liabilities	562	180,164			180,726
Investment by and Advances from Parent		3,321,951	261,275	(3,583,226)
Shareholders' Equity	2,271,437				2,271,437

Total Liabilities and Shareholders' Equity	$3,510,479	$4,437,224	$264,210	($3,616,392)	$4,595,521

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not total due to rounding).

	Three Months Ended		Six Months Ended
	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and
amortization)	63.6	66.8	63.0	64.6
Selling, general & administrative expenses	25.3	26.0	24.3	24.6
Other operating expenses	11.2	10.9	10.4	10.3
Store pre-opening costs	0.0	0.1	0.0	0.1
Integration charges	-	0.0	-	0.1
Losses from long-lived assets	-	1.6	0.0	0.7
Operating income (loss)	(0.1)	(5.4)	2.3	(0.4)
Other income (expense):
Interest expense	(2.5)	(2.6)	(2.3)	(2.5)
Other income (expense), net	0.0	0.0	0.0	-
Income (loss) before income taxes,
extraordinary items and cumulative
effect of a change in accounting principle	(2.6)	(7.9)	0.0	(2.8)
Provision (benefit) for income taxes	(1.0)	(3.1)	0.0	(1.1)
Income (loss) before extraordinary items and
cumulative effect of a change in
accounting principle	(1.6)	(4.9)	0.0	(1.7)
Extraordinary gain, net of taxes	-	0.3	0.0	0.5
Cumulative effect of a change in
accounting principle, net of taxes	-	-	(1.7)	-
Net income (loss)	(1.6)%	(4.6)%	(1.7)%	(1.2)%

THREE MONTHS ENDED AUGUST 3, 2002 COMPARED TO THREE MONTHS ENDED AUGUST 4, 2001

MANAGEMENT'S DISCUSSION OF OPERATIONS

Operating results improved to a $1.7 million loss for the three months ended August 3, 2002 from the loss of $68.6 million for the three months ended August 4, 2001. The improvement of $66.9 million was attributable to an increase in operating income at SDSG of $1.5 million, a decrease in operating loss at SFAE of $31.5 million and a $33.9 million reduction in other costs and certain items not allocated to the business segments.

The year-over-year increase in operating income at SDSG was primarily due to the addition of new stores and the 0.4% comparable store sales increase coupled with the cessation of goodwill amortization, partially offset by an increase in insurance and retirement expenses.   The decrease in operating loss at SFAE was due primarily to a decrease in markdowns attributable to lower year-over-year levels of clearance merchandise and to expense reductions of $6.3 million related to the reorganization initiatives of the catalog and E-commerce operations.

The Company's overall sales decline was associated with the comparable store sales decrease of 4.7% at SFAE, the cessation of the catalog operations and store closings.   Due to the lack of profit contribution from these closed businesses, operating income was not materially impacted by the closings.   The other costs and certain items that occurred in 2001 and did not repeat in 2002 consisted of $20.4 million of charges associated with the reorganization of Saks Direct, $7.5 million in store closing charges and $6.0 million of other charges, primarily associated with the downsizing of corporate and divisional management structure.

The Company believes that through a combination of focused merchandising and operational strategies coupled with improving economic conditions, it should experience low to mid-single digit growth in comparable store sales.   Additionally, the Company anticipates sales growth of 1% to 2% per year resulting from square footage growth related to new stores.   The Company believes that it can improve its operating margins through the execution of its aforementioned strategies, technology investments and continued operational expense efficiencies or reductions.

NET SALES

For the three months ended August 3, 2002, total Company sales decreased $33.5 million, or 2.6%, versus the prior year period.   Total sales for the three-month period increased by $7.1 million at SDSG and decreased by $40.6 million at SFAE.   The sales increase at SDSG was attributable to a comparable stores sales increase of 0.4% and new store sales of $9.4 million, partially offset by a $4.9 million loss of sales from closed stores.   The sales decline at SFAE was primarily due to a comparable store sales decrease of 4.7%, $17.5 million related to the cessation of the catalog operations and $6.0 million attributable to store closings, partially offset by new store sales of $8.3 million.

GROSS MARGIN

For the three months ended August 3, 2002, gross margin was $449.7 million, or 36.4% of net sales, compared to $422.4 million, or 33.2% of net sales, for the three months ended August 4, 2001.   The increase of $27.3 million was primarily attributable to merchandising initiatives to carefully control inventories, lower year-over-year levels of clearance merchandise and lower markdowns, primarily at SFAE, coupled with $5.8 million of incremental margin from new store additions, partially offset by the loss of $7.4 million from the sale or closure of underproductive stores and catalog operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the three months ended August 3, 2002, SGA was $313.2 million, or 25.3% of net sales, compared to $329.9 million, or 26.0% of net sales, for the three months ended August 4, 2001.   The decrease of $16.7 million in expenses was largely due to various cost reduction initiatives, including a reduction of $10.4 million in expenses from the reorganization of the Saks Direct business, the absence of $3.5 million in expenses associated with the sale or closure of underproductive stores and other reductions in comparable store expenses and certain items.   These decreases were partially offset by $5.2 million in increasing health care, retirement and insurance expenses as well as other expenses associated with new store additions.   The rate improvement was primarily attributable to better variable expense leverage despite the decline in sales.

OTHER OPERATING EXPENSES

For the three months ended August 3, 2002, other operating expenses were $138.2 million, or 11.2% of net sales, compared to $138.9 million, or 10.9% of net sales, for the three months ended August 4, 2001.   The decrease of $0.7 million was due primarily to a $3.2 million year-over-year decline in goodwill amortization expense, partially offset by the increases in depreciation and rental expenses associated with new store additions, remodels and expansions.   The decline in expense leverage was principally due to the inability to reduce fixed expenses, relative to the decline in total sales.

INTEGRATION CHARGES

For the three months ended August 3, 2002, there were no integration charges compared to $0.3 million for the three months ended August 4, 2001.   The 2001 charges were principally related to the consolidation of three SDSG southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

For the three months ended August 3, 2002, the Company incurred no losses from long-lived assets.   For the three months ended August 4, 2001, losses from long-lived assets of $20.8 million related largely to $17.6 million from the write-off of goodwill and intangibles associated with the disposition of the Bullock & Jones catalog and the reorganization of the Saks Direct business and $3.2 million associated with the disposition of assets related to the sale or closure of store locations.

INTEREST EXPENSE

For the three months ended August 3, 2002, interest expense was $31.1 million, or 2.5% of net sales, compared to $32.5 million, or 2.6% of net sales, for the three months ended August 4, 2001.   The improvement was primarily the result of a reduction in year-over-year average debt levels.

INCOME TAXES

The effective tax rates for the three months ended August 3, 2002 and August 4, 2001 were 37.5% and 38.4%, respectively.   The decrease in the effective rate is attributable to the discontinuation of non-deductible goodwill amortization.

EXTRAORDINARY ITEMS

There were no extraordinary items for the three months ended August 3, 2002.   The extraordinary gain for the three months ended August 4, 2001 related to repurchases of $115 million in senior notes at a discount to the recorded value.

NET INCOME

Net loss of $20.4 million for the three months ended August 3, 2002 improved over the loss of $58.4 million for the three months ended August 4, 2001.   The increase was principally due to the improvement in operating income, a reduction in reorganization charges and other certain items and a reduction in interest expense.

SIX MONTHS ENDED AUGUST 3, 2002 COMPARED TO SIX MONTHS ENDED AUGUST 4, 2001

MANAGEMENT'S DISCUSSION OF OPERATIONS

Operating income increased to $60.6 million for the six months ended August 3, 2002 from a loss of $8.5 million for the six months ended August 4, 2001. The increase of $69.1 million was attributable to an increase in operating income at SDSG of $3.0 million, an increase in operating income at SFAE of $35.9 million, and a decrease of $30.2 million in other costs and certain items not allocated to the business segments.

The year-over-year increase in operating income at SDSG was primarily due to a 0.7% increase in comparable store sales, a decrease in markdowns and the cessation of goodwill amortization, and was partially offset by an increase in insurance and retirement expenses.   The increase in operating income at SFAE was due primarily to improved margin contribution and expense reductions of $11.1 million attributable to the reorganization initiatives of the catalog and E-commerce operations.   Although SFAE's comparable store sales declined 2.2%, levels of clearance merchandise were lower resulting in fewer year-over-year markdowns.

The Company's overall sales decline was largely associated with the cessation of the catalog operations and store closings.   Due to the lack of profit contribution from these closed businesses, operating income was not materially impacted by the closings.   The decrease in other costs and certain items not allocated to the business segments consisted principally of items that occurred in 2001 that did not repeat in 2002, including $19.0 million of charges associated with the reorganization of Saks Direct, $6.8 million in store closings and $4.4 million of other charges, primarily associated with the downsizing of corporate and divisional management structure and the timing associated with certain corporate expenses.

NET SALES

For the six months ended August 3, 2002, total Company sales decreased $71.6 million, or 2.6%, versus the prior year period.   Total sales for the six-month period were flat at SDSG and decreased by $71.6 million at SFAE.   At SDSG, new store sales of $16.6 million and a comparable store sales increase of 0.7% were offset by the loss of $26.2 million in sales from closed stores.   The sales decline at SFAE was primarily due to $46.7 million resulting from the cessation of the catalog operations, a comparable store sales decrease of 2.2% and $14.1 million attributable to store closings, partially offset by $15.9 million in new store sales.

GROSS MARGIN

For the six months ended August 3, 2002, gross margin was $986.6 million, or 37.0% of net sales, compared to $969.0 million, or 35.4% of net sales, for the six months ended August 4, 2001.   The increase of $17.6 million was attributable to a reduction in year-over-year markdowns resulting from lower levels of clearance merchandise and $11.7 million of incremental margin associated with new store additions, partially offset by the loss of $22.9 million in gross margin from the sale or closure of underproductive stores and catalog operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the six months ended August 3, 2002, SGA was $645.9 million, or 24.3% of net sales, compared to $673.2 million, or 24.6% of net sales, for the six months ended August 4, 2001.   The decrease of $27.2 million in expenses was largely due to a reduction of $25.8 million from the reorganization of the Saks Direct business, the absence of $7.0 million in expenses associated with the sale or closure of underproductive stores and various other comparable store expense reductions and reorganization initiatives.   These decreases were partially offset by $10.4 million in rising health care, retirement and insurance expenses as well as other expenses associated with new store additions.

OTHER OPERATING EXPENSES

For the six months ended August 3, 2002, other operating expenses were $278.2 million, or 10.4% of net sales, compared to $280.8 million, or 10.3% of net sales, for the six months ended August 4, 2001.   The decrease of $2.6 million was due primarily to a $6.9 million year-over-year decline in goodwill amortization expense, partially offset by the increases in rents, store additions, remodels and expansions.    The decline in expense leverage was principally due to the inability to reduce fixed expenses, relative to the decline in total sales.

INTEGRATION CHARGES

For the six months ended August 3, 2002, there were no integration charges compared to $1.4 million of charges incurred during the six months ended August 4, 2001.   The 2001 charges were principally related to the consolidation of three SDSG southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

For the six months ended August 3, 2002, the Company incurred losses from long-lived assets of $0.9 million principally due to the write-off of fixed assets related to the consolidation of various operating activities.   For the six months ended August 4, 2001, losses from long-lived assets of $20.5 million primarily related to the write-off of goodwill and intangibles associated with the disposition of Bullock & Jones catalog as well as the disposition of assets associated with the sale or closure of store locations and the reorganization of Saks Direct.

INTEREST EXPENSE

For the six months ended August 3, 2002, interest expense was $62.2 million, or 2.3% of net sales, compared to $67.1 million, or 2.5% of net sales, for the six months ended August 4, 2001.   The improvement was primarily the result of a reduction in year-over-year average debt levels.

INCOME TAXES

The effective tax rates for the six months ended August 3, 2002 and August 4, 2001 were 37.1% and 38.5%, respectively.   The decrease in the effective rate is attributable to the discontinuation of non-deductible goodwill amortization.

EXTRAORDINARY ITEMS

The extraordinary gain for the six months ended August 3, 2002 resulted from the repurchase of $24 million in senior notes during the first quarter and the recognition of gains related to the prior termination of a related interest rate swap agreement.   The extraordinary gain for the six months ended August 4, 2001 related to repurchases of $298 million in senior notes at a discount to the recorded value.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

For the six months ended August 3, 2002, the Company recorded a non-cash charge of $45.6 million for the write-off of non-deductible SFAE goodwill in accordance with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

NET INCOME

For the six months ended August 3, 2002, net loss declined to $45.8 million from a loss of $31.9 million for the six months ended August 4, 2001.   The $13.9 million decline was primarily due to the $45.6 million cumulative effect of a change in accounting principle, offset by a reduction in interest expense, a reduction in reorganization charges and other certain items and an improvement in operating income.

LIQUIDITY AND CAPITAL RESOURCES

The retained interest in accounts receivable, inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company's business.

Gross accounts receivable were $1,142.5 million and $1,190.8 million at August 3, 2002 and August 4, 2001, respectively.   The decrease was primarily due to the year-to-date decline in total sales resulting from a comparable sales decrease and the disposition of various stores and the cessation of the catalog business.

Merchandise inventory balances at August 3, 2002 decreased from August 4, 2001 largely due to a comparable stores inventory reduction of approximately 10% and the elimination of inventory related to store closings and the cessation of the catalog operations.

Property and equipment balances at August 3, 2002 decreased over August 4, 2001 balances due primarily to depreciation on existing assets during the last twelve months, partially offset by capital expenditures related to new store additions and investments in information technology, as well as expansions, replacements and the remodeling of existing stores.

Goodwill and intangibles at August 3, 2002 decreased from August 4, 2001 largely due to the write-off of SFAE goodwill in the first quarter associated with the adoption of SFAS 142.

CASH FLOW

The primary needs for cash are to acquire or construct new stores, renovate and expand existing stores, to provide working capital for new and existing stores and to service debt. The Company anticipates that cash generated from operating activities, borrowings under its revolving credit agreement and maintaining the existing proprietary credit card securitization program or the Household alliance, if necessary, will be sufficient to meet its financial commitments and fund opportunities for future growth.

Cash provided by operating activities was $87.3 million for the six months ended August 3, 2002 and $24.2 million for the six months ended August 4, 2001.   Cash provided by operating activities principally represents income before depreciation and amortization charges, losses from long-lived assets and changes in working capital. The increase in 2002 from 2001 was primarily due to improved operating performance and to a lesser extent, improved working capital management.

Cash (used in) provided by investing activities was $(77.2) million for the six months ended August 3, 2002 and $158.9 million for the six months ended August 4, 2001. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-commerce infrastructure). The change from "net cash provided by" in 2001 to "net cash used in" in 2002 was primarily attributable to the $275.5 million of proceeds from the sale of nine SDSG stores in early 2001.

Cash used in financing activities was $20.6 million for the six months ended August 3, 2002 and $227.4 for the six months ended August 4, 2001. The decrease in 2002 from 2001 was largely attributable to the prior year utilization of cash received from the sale of the nine SDSG stores to pay down debt.

CASH BALANCES AND LIQUIDITY

The Company's primary sources of short-term liquidity are comprised of cash on hand, availability under its $700 million revolving credit facility and the proprietary receivables funding programs. At August 3, 2002 and August 4, 2001, the Company maintained cash and cash equivalent balances of $88.6 million and $20.3 million, respectively. These amounts consisted principally of invested cash and approximately $30 million and $20 million of store operating cash at the respective balance sheet dates.   At August 3, 2002 the Company had no funded borrowings under its $700 million revolving credit facility, and had $107.3 million in unfunded letters of credit representing utilization.   Unutilized availability under the facility was $592.7 million.   The amount of cash borrowed under the Company's revolving credit agreement is influenced by a number of factors, including sales, retained accounts receivable and inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company's tax payment obligations, among others.

The Company securitizes proprietary credit card receivables issued by National Bank of the Great Lakes ("NBGL"), the Company's national credit card bank subsidiary, in the asset-backed securitization market.   At August 3, 2002 the Company had $963.0 million of receivables sold, $307.7 million of which consists of variable funding amounts due during 2002, which provide for funding of up to $865.0 million of receivables.   Additionally, an aggregate of $221.0 million in fixed amount asset-backed certificates sold to investors will mature in 2002, and the remaining $434.3 million in fixed amount asset-backed certificates held by investors will mature in 2006.   If the closing of the alliance transaction with Household International discussed in "Proprietary Credit Cards Receivable Securitization" does not occur, the Company believes that the accumulation of principal payments made by customers will be sufficient to satisfy the principal due on the maturing certificates, and that new asset-backed certificates can be placed with investors.   However, to do so, the Company may be subject to higher pricing or more restrictive terms than those it currently enjoys.   Factors that may influence the pricing, terms and the Company's overall access to the asset-backed securitization market include the general economic environment, liquidity in the asset-backed securitization market, the quality of NBGL's accounts receivable portfolio and the Company's operating performance, among others.

CAPITAL STRUCTURE

At August 3, 2002, the Company's financing structure was comprised of (1) senior unsecured notes, (2) the $700 million secured revolving credit facility, (3) the sale of certificates evidencing ownership interests in proprietary credit card receivables, (4) capital and operating leases and (5) real estate mortgage financing.   Total indebtedness at August 3, 2002 was $1,334 million, representing a decrease of $223 million from the prior period balance of $1,557 million.   The decrease in debt reflects a reduction in working capital needs, lower capital expenditures and the utilization of operating cash flow to pay down debt.   This reduction in debt results in a decline in the debt to total capitalization percentage from 40.7% at August 4, 2001 to 37.4% at August 3, 2002.

The Company had $1,186 million of senior unsecured senior notes outstanding as of August 3, 2002 comprised of six separate series having maturities ranging from 2004 to 2019.   The terms of each senior note call for all principal to be repaid at maturity.   The senior notes have substantially identical terms except for the maturity dates and the interest coupons payable to investors.   Each senior note contains limitations on the amount of secured indebtedness the Company may incur.   During the six months ended August 3, 2002, the Company repurchased $24.3 million in senior notes, through open market repurchases, resulting in an extraordinary gain on debt extinguishment of $0.4 million, net of taxes, related to the prior termination of a related interest rate swap agreement.

At August 3, 2002 the Company had $137 million in capitalized operating leases covering various properties and pieces of equipment.   The terms of the capitalized leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

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

PROPRIETARY CREDIT CARDS RECEIVABLE SECURITIZATION

The Company's proprietary credit cards are owned and issued by National Bank of the Great Lakes ("NBGL"), a wholly owned subsidiary of the Company.   Receivables generated from the sale of merchandise on these credit cards are sold by NBGL to another wholly owned subsidiary, Saks Credit Corporation ("SCC"). SCC transfers the receivables to a trust, Saks Credit Card Master Trust ("SCCMT"), which sells to third-party investors certificates representing an undivided ownership interest in the pool of receivables held in SCCMT. The certificates have maturity dates and represent an ownership in the cash generated by the credit card receivables. The Company retains an interest in the receivables held in SCCMT, which is subordinate to the sold certificates in its rights to the cash flows of the receivables held in SCCMT.

At August 3, 2002, SCCMT held credit card receivables aggregating $1,142.5 million, while certificates of ownership aggregating $963.0 million were sold to third-party investors. Prior to maturity of the certificates, the Company has access to the cash generated by the receivables net of allocations of cash to investors representing the coupon interest rate on the beneficial interest and any principal payments made by customers that are required to be accumulated in advance of the maturity of the certificates. Upon maturity, the certificate owners are repaid with cash collections of principal payments made by customers until which time their ownership interests are satisfied, "paid down," after which the Company receives all such cash to recover its residual ownership interest in the pool of receivables.   During the period beginning in August 2002 and continuing through November 2002, certificates representing $528.7 million of the outstanding certificates at August 3, 2002 will mature and will be required to be paid down or replaced.

On July 26, 2002, the Company and Household Bank (SB), N.A. ("Household"), an affiliate of Household International, entered into an agreement pursuant to which Household and its affiliates will acquire substantially all of the Company's proprietary credit card business, consisting of the following: most of the proprietary credit card accounts owned by NBGL; the Company's ownership interest in the assets of SCCMT and related assets.   This transaction is consistent with the Company's objective of increasing returns on invested capital while reducing financial risk.

The closing of the transaction, which is subject to regulatory approval and other closing conditions, is expected to occur in October 2002.   At the closing, the Company will receive an amount in cash equal to the remainder of (1) the sum of 100% of the outstanding accounts receivable balances sold, a premium, cash and the value of investments held in securitization accounts, and the value of miscellaneous consumable inventory, minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates issued by SCCMT held by non-affiliated public investors, which certificates will be assumed by Household at the closing.   The Company plans to repay amounts due under the SCCMT certificates and related obligations held at the time of the closing by non-affiliated bank conduit investors, which certificates and obligations will not be assumed by Household.   After deducting these repayment amounts and transactional fees and expenses, the Company expects that its net cash proceeds resulting from the transaction closing will total approximately $300 million and the gain or loss will be insignificant.

As part of the transaction, for a term of ten years following the closing, Household will establish and own proprietary credit card accounts for customers of the Company's operating subsidiaries.   Household will retain the benefits and risks associated with the ownership of the accounts and will receive the finance charge income and incur the bad debts associated with those accounts.   During the ten-year term, pursuant to a servicing agreement, the Company will continue to provide all key customer service functions, including new account opening, transaction authorization, billing adjustments, and customer inquiries, and will receive compensation from Household.

The Company anticipates utilizing the approximate $300 million in net proceeds to repurchase common stock and reduce debt.   After deploying these proceeds and considering the effect of the transaction on the results of operations, management estimates that the transaction will not significantly affect the 2002 earnings per share, and will be neutral to 2003 earnings per share and modestly accretive to earnings per share beginning in 2004.

Until the closing with Household and consistent with past practices, SCCMT's outstanding certificates will be sufficient to maintain funding of proprietary credit card receivables.   Although maturing certificates are repaid with collections of principal payments accumulated prior to maturity, new receivables created under the Company's proprietary credit cards have historically caused the aggregate pool of receivables to remain relatively constant or to grow at a slow rate.   As a result, the aggregate amount of certificates sold has remained relatively constant or grown commensurate with the pool of receivables held in the trust.   If the Household transaction is not consummated, the Company anticipates that the continued selling of new certificates to investors will be sufficient to maintain funding similar to the current securitization terms.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.   This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.   This new standard will be effective for activities initiated after December 31, 2002.   The Company does not expect that the standard will have a significant impact on its financial position or results of operations.

In August 2002, the Company announced that it would begin expensing stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.   Based on the current application of SFAS 123, the Company anticipates that beginning in the first fiscal quarter of 2003, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted.   Assuming the value and number of option grants remain similar to 2002 levels, the Company expects the 2003 expense to be approximately $0.02 per share and to grow to approximately $0.05 per share in 2006.

FORWARD-LOOKING INFORMATION

Certain information presented in this report addresses future results or expectations and is considered "forward-looking" information within the definition of the Federal securities laws. Forward-looking statements can be identified through the use of words such as "may, "will," "intend," "plan," "project," "expect," "anticipate," "should," "would," "believe," "estimate," "contemplate," "possible," "attempts," "seeks," and "point." The forwarding-looking information is premised on many factors. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management's assumptions.

The forward-looking information and statements are based on a series of projections and estimates that involve risks and uncertainties. Potential risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; favorable customer response to increased relationship marketing efforts and proprietary credit card loyalty programs; appropriate inventory management; effective and timely execution of home office consolidations; reduction of corporate overhead; effective operations of NBGL's credit card operations; the closing of the proposed alliance transaction with Household International's retail services business; and changes in interest rates. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 of the Company's Form 10-K for the year ended February 2, 2002 filed with the Securities and Exchange Commission, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk primarily arises from changes in interest rates and the U.S. equity, securitization and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Although the Company maintains no derivative financial instruments at August 3, 2002, such instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as defined in risk management policies.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of pension plan assets, resulting in increased or decreased cash funding by the Company.   The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified mutual fund investment portfolios and utilizing professional managers.   The Company maintains no derivative financial instruments as a part of the investment risk management program.

INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAKS INCORPORATED

PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of shareholders on June 19, 2002 for the following purposes:

Item 1:               To elect three Directors to hold office for the term specified

Item 2:               To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year ending February 2, 2002

Item 3:               To vote on a proposal to approve an amendment to the Company's Employee Stock Purchase Plan

Item 4:               To vote on a shareholder proposal concerning the Company's classified Board of Directors

Item 5:               To vote on a shareholder proposal concerning cumulative voting in the election of Directors

The number of votes cast for and withheld for each nominee for the Company's Board of Directors were as follows:

	FOR	WITHHELD
James A. Coggin	115,886,771	8,562,363
Michael S. Gross	119,946,175	4,482,959
Nora P. McAniff	119,988,686	4,440,448

            The number of votes cast for, against, and abstain for Items 2, 3, 4 and 5 were as follows:

                                                        FOR                        AGAINST                  ABSTAIN

           Item 2                              122,598,538                  1,798,977                       31,619
           Item 3                              122,408,388                  1,948,989                       71,757
           Item 4                                37,021,568                76,138,802                     815,996
           Item 5                                25,952,983                87,817,701                     205,682

Item 6. Exhibits.

(a)     Exhibits

10.1   Pre-approved list of services provided by independent auditor, PricewaterhouseCoopers     LLP

99.1    Certification of Chief Executive Officer

99.2    Certification of Chief Financial Officer

(b)    Form 8-K Reports.

The following 8-K was filed during the quarter ended August 3, 2002:

      Date Filed                            Subject

                        July 26, 2002             Alliance with Household International to operate private label credit card business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant
September 16, 2002
Date
/s/ Douglas E. Coltharp
Douglas E. Coltharp Executive Vice President and Chief Financial Officer

CERTIFICATIONS

  Pursuant to the certification requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the principal executive officer and principal financial officer of the registrant have complied as follows.

I, R. Brad Martin, Chairman of the Board of Directors and Chief Executive Officer of Saks Incorporated, certify that:

  I have reviewed this quarterly report on Form 10Q of Saks Incorporated;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
September 16, 2002
Date
/s/ R. Brad Martin
R. Brad Martin Chairman of the Board of Directors and Chief Executive Officer

I, Douglas E. Coltharp, Executive Vice President and Chief Financial Officer of Saks Incorporated, certify that:

  I have reviewed this quarterly report on Form 10Q of Saks Incorporated;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
September 16, 2002
Date
/s/ Douglas E. Coltharp
Douglas E. Coltharp Executive Vice President and Chief Financial Officer