Form 10-Q
period 2002-11-02
SAKS INC
filed 2002-12-16
CIK 812900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

For Quarter Ended: November 2, 2002

Commission File Number: 1-13113

SAKS  INCORPORATED
(Exact name of registrant as specified in its charter)

Tennessee	62-0331040
(State of Incorporation)	(I.R.S.Employer Identification Number)

750 Lakeshore Parkway, Birmingham, Alabama 35211
(Address of Principal Executive Offices including zip code)

(205) 940-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value—142,457,366 shares as of November 2, 2002

SAKS INCORPORATED

SAKS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(Unaudited)

	November 2, 2002	February 2, 2002	November 3, 2001
ASSETS

Current Assets
Cash and cash equivalents	$34,281	$99,102	$40,250
Retained interest in accounts receivable	243,261	239,420	211,042
Merchandise inventories	1,706,980	1,295,878	1,764,546
Other current assets	85,319	74,960	102,153
Deferred income taxes, net	43,873	60,569	42,489

Total current assets	2,113,714	1,769,929	2,160,480

Property and Equipment, net	2,203,090	2,246,818	2,278,281
Goodwill and Intangibles, net	316,807	363,528	366,795
Deferred Income Taxes, net	186,639	173,077	203,650
Other Assets	46,860	42,169	41,105

TOTAL ASSETS	$4,867,110	$4,595,521	$5,050,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$506,051	$238,819	$495,786
Accrued expenses and other current liabilities	534,164	542,898	527,934
Current portion of long-term debt	4,762	5,061	5,240

Total current liabilities	1,044,977	786,778	1,028,960

Long-Term Debt	1,422,538	1,356,580	1,642,707
Other Long-Term Liabilities	166,621	180,726	133,573

Total liabilities	2,634,136	2,324,084	2,805,240

Commitments and Contingencies

Shareholders’ Equity	2,232,974	2,271,437	2,245,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,867,110	$4,595,521	$5,050,311

See notes to condensed consolidated financial statements.

SAKS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	$1,406,142	$1,423,551	$4,069,601	$4,158,609
Cost of sales (excluding depreciation and amortization)	875,758	925,314	2,552,616	2,691,393

Gross margin	530,384	498,237	1,516,985	1,467,216
Selling, general and administrative expenses	342,929	353,910	988,872	1,027,077
Other operating expenses	147,116	148,412	425,361	429,199
Store pre-opening costs	2,848	3,568	3,744	5,170
Integration charges	2,305	91	2,305	1,539
Losses (gains) from long-lived assets	999	(1,902)	1,925	18,604

Operating income (loss)	34,187	(5,842)	94,778	(14,373)
Other income (expense):
Interest expense	(30,826)	(32,303)	(93,019)	(99,354)
Other income (expense), net	(285)	463	296	746

Income (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle	3,076	(37,682)	2,055	(112,981)
Provision (benefit) for income taxes	1,154	(13,907)	775	(42,898)

Income (loss) before extraordinary items and cumulative effect of a change in accounting principle	1,922	(23,775)	1,280	(70,083)
Extraordinary gain on extinguishment of debt, net of taxes	—	2,022	443	16,439
Cumulative effect of a change in accounting principle, net of taxes	—	—	(45,593)	—

Net income (loss)	$1,922	$(21,753)	$(43,870)	$(53,644)

Basic earnings (loss) per common share:
Income (loss) before extraordinary items and cumulative effect of accounting change	$0.01	$(0.17)	$0.01	$(0.49)
Extraordinary items	—	0.02	0.00	0.11
Cumulative effect of accounting change	—	—	(0.32)	—

Net income (loss)	$0.01	$(0.15)	$(0.31)	$(0.38)
Diluted earnings (loss) per common share:
Income (loss) before extraordinary items and cumulative effect of accounting change	$0.01	$(0.17)	$0.01	$(0.49)
Extraordinary items	—	0.02	0.00	0.11
Cumulative effect of accounting change	—	—	(0.31)	—

Net income (loss)	$0.01	$(0.15)	$(0.30)	$(0.38)
Weighted average common shares:
Basic	142,791	141,969	142,720	141,955
Diluted	145,449	141,969	146,893	141,955

See notes to condensed consolidated financial statements.

SAKS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine Months Ended
	November 2, 2002	November 3, 2001
Operating Activities:
Net income (loss)	$(43,870)	$(53,644)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	160,415	162,157
Losses from long-lived assets	1,925	18,604
Extraordinary gain on extinguishment of debt	(709)	(26,729)
Cumulative effect of accounting change	45,593	—
Provision for employee deferred compensation	5,908	4,784
Deferred income taxes	4,312	(20,322)
Change in operating assets and liabilities, net	(180,451)	(97,676)

Net Cash Used In Operating Activities	(6,877)	(12,826)

Investing Activities:
Purchases of property and equipment	(124,105)	(170,832)
Proceeds from the sale of property and equipment	923	22,695
Proceeds from the sale of stores, net of repurchased receivables	—	275,452

Net Cash (Used In) Provided By Investing Activities	(123,182)	127,315

Financing Activities:
Payments on long-term debt and capital lease obligations	(28,255)	(421,523)
Borrowings under credit agreement	94,000	285,000
Purchases and retirements of common stock	(7,111)	(3,586)
Proceeds from issuance of common stock	6,604	1,210

Net Cash Provided By (Used In) Financing Activities	65,238	(138,899)

Decrease In Cash and Cash Equivalents	(64,821)	(24,410)

Cash and cash equivalents at beginning of period	99,102	64,660

Cash and cash equivalents at end of period	$34,281	$40,250

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended November 2, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 2, 2002.

The Company is a national retailer currently operating through subsidiaries luxury and traditional department stores. The Company operates the Saks Department Store Group (“SDSG”), which consists of stores operated under the following nameplates: Proffitt’s, McRae’s, Younkers, Parisian, Herberger’s, Carson Pirie Scott, Bergner’s, and Boston Store. The Company also operates Saks Fifth Avenue Enterprises (“SFAE”), which consists of Saks Fifth Avenue stores and Saks Off 5th stores.

The accompanying balance sheet at February 2, 2002 has been derived from the audited financial statements at that date but does not include all required generally accepted accounting principles disclosures.

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $8,074 and $7,834 for the three months ended November 2, 2002 and November 3, 2001, respectively. Leased department sales were $55,103 and $52,671 for the three months ended November 2, 2002 and November 3, 2001, respectively, and were excluded from net sales.

Commissions from leased departments were $25,787 and $25,554 for the nine months ended November 2, 2002 and November 3, 2001, respectively. Leased department sales were $174,732 and $169,685 for the nine months ended November 2, 2002 and November 3, 2001, respectively, and were excluded from net sales.

In order to maintain consistency and comparability between periods presented, certain other amounts have been reclassified from previously reported financial statements to conform to the financial statement presentation of the current period. These reclassifications have no effect on previously reported net income, shareholders’ equity or cash flows.

NOTE 2—EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and nine months ended November 2, 2002 and November 3, 2001 are as follows (income and shares in thousands):

	For the Three Months Ended November 2, 2002			For the Three Months Ended November 3, 2001
	Income (Loss) (a)	Weighted Average Shares	Per Share Amount	Income (Loss) (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$1,922	142,791	$0.01	$(23,775)	141,969	$(0.17)

Effect of dilutive stock options		2,658	—		—	—

Diluted EPS	$1,922	145,449	$0.01	$(23,775)	141,969	$(0.17)

	For the Nine Months Ended November 2, 2002			For the Nine Months Ended November 3, 2001
	Income (Loss) (a)	Weighted Average Shares	Per Share Amount	Income (Loss) (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$1,280	142,720	$0.01	$(70,083)	141,955	$(0.49)

Effect of dilutive stock options		4,173	—		—	—

Diluted EPS	$1,280	146,893	$0.01	$(70,083)	141,955	$(0.49)

(a)    Income (loss) before extraordinary items and cumulative effect of accounting change

Additionally, the Company had 17,766 and 25,857 options to purchase shares of common stock outstanding at November 2, 2002 and November 3, 2001, respectively, that were not included in the computation of diluted EPS because either the exercise prices of the options were greater than the market price of the common shares or because there was a loss before extraordinary items and cumulative effect of accounting change for the period. At November 2, 2002, these options had exercise prices ranging from $10.56 to $48.78 per share. If the market price becomes greater than the exercise prices and there is income before extraordinary items and cumulative effect of accounting change for the period, these options will be dilutive and the treasury stock method will be applied to determine the number of dilutive shares.

NOTE 3—ACCOUNTS RECEIVABLE SECURITIZATION

The Company’s and the certificate holders’ owned interest in the credit card receivables at November 2, 2002 and November 3, 2001 are as follows:

	November 2, 2002	November 3, 2001
Amount of receivables securitized	$1,196,478	$1,226,305
Certificate amounts sold to third-party investors	(1,033,255)	(1,103,935)

Retained interest in amount of receivables securitized	163,223	122,370
Restricted cash associated with securitization	20,545	27,983
Fair value of residual interest in certificate amounts sold to third-party investors	43,833	39,574
Receivables not securitized	15,660	21,115

Retained interest in accounts receivable	$243,261	$211,042

Prior to maturity of the certificates, the Company has access to the cash generated by the receivables net of allocations of cash to investors representing the coupon interest on the certificate amounts sold and any principal payments made by customers that are required to be accumulated in advance of a maturity. Upon maturity, the certificate owners are repaid with cash collections of principal payments made by customers until which time their ownership interests are satisfied, (i.e. “paid down,”) after which the Company receives all such cash to recover its residual ownership interest in the pool of receivables. At November 2, 2002, certificate amounts outstanding were comprised of $434,250 of a publicly held, fixed-term series of certificates due in 2006 and $599,005 of a variable-rate series of certificates held by bank-sponsored commercial paper conduit investors (with a maximum availability of $865,000) due January 15, 2003.

On July 26, 2002, the Company and Household Bank (SB), N.A. (“Household”), an affiliate of Household International, entered into an agreement pursuant to which Household and its affiliates will acquire substantially all of the Company’s proprietary credit card business, consisting of the following: most of the proprietary credit card accounts owned by the Company’s national credit card bank subsidiary; the Company’s ownership interest in the assets of the Saks Credit Card Master Trust (SCCMT), which owns and securitizes the accounts receivable generated by the proprietary credit card accounts; and related assets. The closing of the transaction is planned for January 2003 and remains subject to the regulatory approval by the U.S. Comptroller of the Currency and certain other closing conditions.

As part of the transaction, for a term of ten years following the closing, Household will establish and own proprietary credit card accounts for most customers of the Company’s operating subsidiaries. Household will retain the benefits and risks associated with the ownership of the accounts, which includes receiving the finance charge income and incurring the bad debts associated with those accounts. During the ten-year term of the program agreement and pursuant to a servicing agreement, the Company will continue to provide all key customer service functions, including new account opening, transaction authorization, billing adjustments, and customer inquiries, and will receive compensation for these services.

At the closing of the transaction, the Company will receive an amount in cash equal to the remainder of (1) the sum of 100% of the outstanding accounts receivable balances, a premium, cash, the value of investments held in securitization accounts, and the value of miscellaneous consumable inventory, minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates issued by SCCMT held by public investors, which certificates will be assumed by Household at the closing. The Company plans to use a portion of the cash received at closing to repay amounts due under the SCCMT certificates and related obligations held at the time of the closing by bank-sponsored commercial paper conduit investors, which certificates and obligations will not be assumed by Household. After deducting these repayment amounts and transaction fees and expenses, the Company expects that its net cash proceeds resulting from the transaction at closing will total approximately $300,000. The Company anticipates using the approximate $300,000 in net proceeds to repurchase common stock, reduce debt and to make strategic investments in its core business. After allocating the purchase price to the sold accounts, an ongoing program agreement, and a servicing agreement, the Company expects to realize a gain of $7,000 to $10,000 in the fourth quarter of 2002. The cash proceeds allocated to the ongoing program agreement and to the servicing agreement will be reflected in income over the lives of the agreements. During the three and nine months ended November 2, 2002, the Company incurred $1,254 of pre-tax charges related to this transaction, primarily associated with professional and other transaction fees. These charges were included in Selling, General & Administrative Expenses.

Until the closing with Household, the Company will continue to obtain funding through its existing accounts receivable securitization program. The certificates held by the bank-sponsored commercial paper conduit investors are currently scheduled to mature on January 15, 2003. If the Company is not able to obtain the necessary regulatory approval required to close the transaction with Household by January 15, 2003, then the Company believes that it will be able to successfully extend the current funding availability with the bank-sponsored conduits or to refinance the maturing certificates in the asset-backed securitization market. Any refinancing of these certificates could be subject to higher pricing or more restrictive terms than those carried by the outstanding certificates.

Income, losses and expenses associated with the credit card receivables are included in Selling, General and Administrative Expenses. For the three and nine months ended November 2, 2002 and November 3, 2001, these amounts are as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Finance charge income and fees	$59,845	$64,906	$188,472	$199,134
Securitization gains	—	—	—	—
Finance charge income and fees retained by certificate holders	(6,664)	(11,676)	(25,294)	(42,494)

Bad debt expense:
Write-offs, net of recoveries, including fraud	(20,918)	(19,307)	(66,790)	(59,371)
Change in the allowance for bad debts	883	(1,149)	8,239	9,715

	(20,035)	(20,456)	(58,551)	(49,656)
Net credit card contribution before operating and marketing expenses, overhead and other financing costs	$33,146	$32,774	$104,627	$106,984

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142, “Goodwill and Other Intangible Assets”, became effective for the Company in the first quarter of fiscal year 2002. This standard revised the financial accounting and reporting for goodwill and certain intangible assets. Among the revisions were the discontinuation of the amortization of goodwill and certain intangible assets, and the requirement of periodic testing (at least annually) for the impairment of goodwill at a reporting unit level, and additional financial statement disclosures. The standard required a goodwill impairment test as of the adoption date.

Consistent with its reportable operating segments, the Company identified its reporting units to be SDSG and SFAE. The fair value of these reporting units was estimated using the expected present value of associated future cash flows and market values of related businesses, where appropriate. The Company completed its impairment test during the first quarter of 2002 and determined that $45,593 of non-deductible goodwill recorded within the SFAE reporting unit was impaired under the fair value test. This impairment was the result of sequential periods of decreased operating profit and generally reduced market values for luxury retailers. Accordingly, the Company has recognized a charge for the cumulative change of adopting the accounting standard as shown in the accompanying condensed consolidated statements of income.

The changes in the carrying amounts of goodwill for the nine months ended November 2, 2002 and the components of other amortizable assets at November 2, 2002 are as follows:

	SDSG	SFAE	Consolidated
Goodwill balance at February 2, 2002	$308,522	$45,593	$354,115

Cumulative effect of adopting SFAS No 142	—	(45,593)	(45,593)

Goodwill balance at November 2, 2002	308,522	—	308,522

Other amortizable intangible assets:
Carrying amount of credit card base and customer lists	8,115	14,595	22,710
Accumulated amortization	(2,055)	(12,370)	(14,425)

Other amortizable intangible assets	6,060	2,225	8,285

Total Goodwill and Intangibles at November 2, 2002	$314,582	$2,225	$316,807

The Company reassessed the lives of its amortizable intangible assets in connection with the adoption of the standard, which resulted in no changes to the useful lives. The components of amortization expense for the three and nine months ended November 2, 2002 and the related estimated amortization expense for the next five fiscal years are as follows:

	Credit Card Base	Customer Lists	Total Amortization
Aggregate Amortization Expense:

Three months ended November 2, 2002	$135	$241	$376
Nine months ended November 2, 2002	$405	$723	$1,128

Estimated Annual Amortization Expense:

Fiscal 2002	$541	$964	$1,505
Fiscal 2003	$541	$964	$1,505
Fiscal 2004	$541	$876	$1,417
Fiscal 2005	$541	$27	$568
Fiscal 2006	$541	$27	$568

The following table presents income and related earnings per share data adjusted for the effect of the change in goodwill amortization.

	For the Three Months Ended		For the Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Reported income (loss) before items*	$1,922	$(23,775)	$1,280	$(70,083)
Add back: goodwill amortization	—	2,900	—	9,776

Adjusted income (loss) before items*	$1,922	$(20,875)	$1,280	$(60,307)

Reported net income (loss)	$1,922	$(21,753)	$(43,870)	$(53,644)
Add back: goodwill amortization	—	2,900	—	9,776

Adjusted net income (loss)	$1,922	$(18,853)	$(43,870)	$(43,868)

Basic earnings (loss) per common share:
Reported income (loss) before items*	$0.01	$(0.17)	$0.01	$(0.49)
Add back: goodwill amortization	—	0.02	—	0.07

Adjusted income (loss) before items*	$0.01	$(0.15)	$0.01	$(0.42)

Reported net income (loss)	$0.01	$(0.15)	$(0.31)	$(0.38)
Goodwill amortization	—	0.02	—	0.07

Adjusted net income (loss)	$0.01	$(0.13)	$(0.31)	$(0.31)

Diluted earnings (loss) per common share:
Reported income (loss) before items*	$0.01	$(0.17)	$0.01	$(0.49)
Add back: goodwill amortization	—	0.02	—	0.07

Adjusted income (loss) before items*	$0.01	$(0.15)	$0.01	$(0.42)

Reported net income (loss)	$0.01	$(0.15)	$(0.30)	$(0.38)
Goodwill amortization	—	0.02	—	0.07

Adjusted net income (loss)	$0.01	$(0.13)	$(0.30)	$(0.31)

* “Items” include extraordinary gain from extinguishment of debt and cumulative effect of accounting change

NOTE 5—DEBT AND SHARE REPURCHASES

During the nine months ended November 2, 2002, the Company utilized operating cash flows to repurchase $24,250 of its senior notes due 2004 at a discount to the carrying value. This repurchase resulted in an extraordinary gain on extinguishment of debt of $709 ($443 net of taxes).

During the three and nine-month periods ending November 2, 2002, the Company repurchased 700 shares of the Company common stock for an aggregate amount of $7,111, under its authorized share repurchase programs. At November 2, 2002, there were 4,796 shares remaining available for repurchase under existing programs.

NOTE 6—PENSION PLANS

Pension expense is based on information provided by outside actuarial firms that use assumptions to estimate the total benefits ultimately payable to associates and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company’s funding policy provides that payments to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. The Company may also provide additional payments from time to time, not to exceed the maximum tax-deductible limitation.

The pension plans are valued annually on November 1st. The projected unit credit method is utilized in recognizing the pension liabilities. Pension assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.

To the extent the discount rate assumption increases or decreases, the Company’s Accumulated Benefit Obligation (ABO) is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $7.5 million on the ABO and $0.8 million on annual pension expense. To the extent the ABO increases based on an unfunded status, the after-tax effect of such serves to reduce Other Comprehensive Income and reduce Shareholders Equity.

To the extent the actual rate of return on assets realized is greater than the assumed rate, that year’s annual pension expense is not affected. Rather this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 15 to 20 years. The Company is utilizing an expected long-term rate of return on assets of 9.0% in 2002, which is expected to increase the annual pension expense approximately $1.0 million over the 2001 level.

The average rate of compensation increases is utilized principally in calculating the Projected Benefit Obligation and annual pension expense. The estimated effect of a 0.25% change in the expected compensation increase would not be material to the Projected Benefit Obligation or to annual pension expense.

At November 1, 2001, the Company had unrecognized pension expense of $73,576 related to the delayed recognition of differences between underlying actuarial assumptions and actual results, and plan amendments. This delayed recognition of expense is incorporated into the $115,328 underfunded status at November 1, 2001.

NOTE 7—CONTINGENCIES

The Company is involved in several legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that it is remote that the ultimate settlement of these legal proceedings would have a material effect on the Company’s consolidated financial position, results of operations or liquidity. The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. Based on annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures.

NOTE 8—INTEGRATION AND REORGANIZATION CHARGES

In October 2002, the Company announced plans to consolidate its Younkers home office operations into its Carson Pirie Scott headquarters in an effort to further integrate its northern SDSG operations. The consolidation will be substantially completed by February 1, 2003. The Company anticipates that this consolidation will result in estimated pre-tax charges of $14,952, which will primarily relate to severance and retention costs and property write-offs. Severance and retention costs will primarily represent the expenses associated with the termination of employees and will be recognized in the periods in which the expenses are incurred, of which the majority of costs will have occurred by Q1 2003. Property write-offs relate to the accelerated depreciation necessary to adjust the remaining expected useful lives of related property and equipment. The pre-tax charges are expected to be incurred as follows:

	Actual Q3 2002	Estimated Q4 2002	Estimated Q1 2003	Estimated Q2-Q4 2003	Total
Severance and retention	$2,038	$5,951	$1,153	$35	$9,177
Property write-offs	990	3,084	173	115	4,362
Other	267	1,038	90	18	1,413

Total	$3,295	$10,073	$1,416	$168	$14,952

At November 2, 2002, $2,282 of the third quarter Younkers charges remained unpaid. All Younkers consolidation charges in fiscal third quarter are reflected in the Integration Charges and the Losses from Long-Lived Assets line items of the income statement.

During 2001 and the first quarter of 2002, the Company reorganized its Saks Direct business (SFAE’s catalog and e-commerce operations). The charges for the three and nine months ended November 3, 2001 of $510 and $20,907 primarily related to severance and the write-off of the associated goodwill. For the three and nine months ended November 2, 2002, the Company incurred $763 of severance charges to complete the reorganization of these businesses. All Saks Direct charges are reflected in Selling, General and Administrative Expenses or in Cost of Sales. At November 2, 2002, $935 of Saks Direct charges remained unpaid, of which the majority related to severance costs.

For the three and nine months ended November 3, 2001, the Company incurred $91 and $1,539 of integration charges, respectively, primarily related to the consolidation of three SDSG southern distribution centers. At November 2, 2002, $1,390 of Integration charges remained unpaid, which principally consisted of severance amounts to be paid through 2004. All charges associated with this consolidation of distribution centers are reflected in the Integration Charges line item of the income statement.

NOTE 9—NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” became effective in the first quarter of 2002. This standard emphasizes and resolves certain issues related to the recognition and measurement of the impairment of long-lived assets, whether held and used or to be disposed of by sale. This standard also extends the reporting of discontinued operations, separate from continuing operations, to include “a component of an entity” that has either been disposed of or is held for sale. It is not expected that this standard will have a significant effect on the Company’s consolidated financial position or results of operations; however, the standard may affect the presentation of income and expenses associated with closed or disposed stores.

In April 2002, the FASB issued SFAS No. 145, which addresses a variety of accounting practices. Beginning in February 2003, the Company will classify all gains or losses from the extinguishment of debt as “Other Income (Expense)” and cease classifying such items as “Extraordinary.” Additionally, certain lease modifications that have economic effects similar to sale-leaseback transactions will be accounted for in the same manner as sale-leaseback transactions. The Company does not expect that the standard will have a significant impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company has elected to early adopt this standard as encouraged by the FASB, effective as of the beginning of the year with no effect on prior quarters in 2002. The adoption of this standard has the effect of spreading severance and retention costs associated with the Younkers consolidation over the period beginning with the consolidation announcement in October 2002 and ending with the severance payments in February 2003 as opposed to expensing substantially all of the severance upon announcement in the third fiscal quarter ended November 2, 2002. Other Younkers consolidation costs will be expensed in the first and second fiscal quarters of 2003 as opposed to the third fiscal quarter of 2002 under the previous accounting standards due to the nature of the liabilities.

In August 2002, the Company announced that it expects to begin expensing stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Based on the current application of SFAS 123, the Company anticipates that beginning in the first fiscal quarter of 2003, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. It is not expected that this accounting change will have a significant effect on the Company’s financial position or results of operations.

NOTE 10—SEGMENT INFORMATION

The Company conducts its business through two segments, SDSG and SFAE. Operating Income for the segments includes the revenue, cost of sales, direct selling, general, and administrative expenses, other direct operating expenses for the respective segment and an allocation of certain operating expenses shared by the two segments. “Other” consists of the assets and expenses associated with the corporate offices, certain accounting, finance, human resource, and information technology activities and other items managed on a company-wide basis.

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales:
Saks Department Stores Group	$841,020	$861,149	$2,414,590	$2,434,720
Saks Fifth Avenue Enterprises	565,122	562,402	1,655,011	1,723,889

	$1,406,142	$1,423,551	$4,069,601	$4,158,609

Operating Income:
Saks Department Stores Group	$20,571	$21,566	$79,036	$76,988
Saks Fifth Avenue Enterprises	26,854	(18,942)	48,331	(33,397)
Other	(9,087)	(8,052)	(25,067)	(22,658)
Certain items, net	(4,151)	(414)	(7,522)	(35,306)

	$34,187	$(5,842)	$94,778	$(14,373)

Depreciation and Amortization:
Saks Department Stores Group	$29,399	$29,420	$84,814	$87,348
Saks Fifth Avenue Enterprises	25,155	24,526	73,533	73,332
Other	869	690	2,068	1,477

	$55,423	$54,636	$160,415	$162,157

Total Assets:
Saks Department Stores Group	$2,492,441	$2,483,194	$2,492,441	$2,483,194
Saks Fifth Avenue Enterprises	1,900,495	2,075,750	1,900,495	2,075,750
Other	474,174	491,367	474,174	491,367

	$4,867,110	$5,050,311	$4,867,110	$5,050,311

Capital Expenditures:
Saks Department Stores Group	$19,081	$14,672	$42,946	$55,658
Saks Fifth Avenue Enterprises	18,544	22,597	48,129	81,477
Other	9,319	9,795	33,030	33,697

	$46,944	$47,064	$124,105	$170,832

For the three and nine-month periods ended November 2, 2002, Operating Income includes charges and losses associated with certain unusual or infrequently occurring events and transactions aggregating to $4,151 and $7,522, respectively. These certain items primarily relate to the consolidation of the Younkers operations into the Carson Pirie Scott headquarters, the pending Household transaction and the consolidation or elimination of various other activities.

For the three and nine-month periods ended November 3, 2001, Operating Income includes charges and losses associated with certain unusual or infrequently occurring events and transactions aggregating to $414 and $35,306 respectively. These items primarily relate to store closings and the reorganization of the Saks Direct business, as well as other corporate reorganization and integration activities.

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated's senior notes (which are all of the subsidiaries of Saks Incorporated except for National Bank of the Great Lakes (“NBGL”), the subsidiaries associated with the Company's proprietary credit card securitization program, and other immaterial subsidiaries); and 3) on a combined basis, NBGL, the subsidiaries associated with the Company's proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the senior notes. The condensed consolidating financial statements presented as of and for the three and nine-month periods ended November 2, 2002 and November 3, 2001 and as of February 2, 2002 reflect the guarantor/non-guarantor status at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company's revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements between Saks Incorporated and the subsidiaries. At November 2, 2002, Saks Incorporated was the sole borrower for a majority of the Company's long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT NOVEMBER 2, 2002
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents		$23,467	$10,814		$34,281
Retained interest in accounts receivable			243,261		243,261
Merchandise inventories	$4,147	1,702,833			1,706,980
Deferred income taxes, net		60,968	(17,095)		43,873
Intercompany borrowings		5,027	69,361	$(74,388)
Other current assets		85,319			85,319

Total Current Assets	4,147	1,877,614	306,341	(74,388)	2,113,714

Property and Equipment, net	7,064	2,196,026			2,203,090
Goodwill and Intangibles, net		316,807			316,807
Other Assets	14,760	29,912	2,188		46,860
Deferred Income Taxes, net		186,639			186,639
Investment in and Advances to Subsidiaries	3,518,904	154,167		(3,673,071)

Total Assets	$3,544,875	$4,761,165	$308,529	$(3,747,459)	$4,867,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,037	$505,014			$506,051
Accrued expenses and other current liabilities	30,739	503,425			534,164
Intercompany borrowings		69,361	$5,027	$(74,388)
Current portion of long-term debt		4,762			4,762

Total Current Liabilities	31,776	1,082,562	5,027	(74,388)	1,044,977

Long-Term Debt	1,279,756	142,782			1,422,538
Other Long-Term Liabilities	369	166,252			166,621
Investment by and Advances from Parent		3,369,569	303,502	(3,673,071)
Shareholders’ Equity	2,232,974				2,232,974

Total Liabilities and Shareholders’ Equity	$3,544,875	$4,761,165	$308,529	$(3,747,459)	$4,867,110

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED NOVEMBER 2, 2002
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,159	$1,401,983			$1,406,142
Costs and expenses
Cost of sales	2,594	873,164			875,758
Selling, general and administrative expenses	2,736	369,882	$23,492	$(53,181)	342,929
Other operating expenses	1,009	146,107			147,116
Store pre-opening costs		2,848			2,848
Integration costs		2,305			2,305
Losses from long-lived assets		999			999

Operating income (loss)	(2,180)	6,678	(23,492)	53,181	34,187
Other income (expense)
Finance charge income, net			53,181	(53,181)
Intercompany exchange fees		(10,684)	10,684
Intercompany servicer fees		10,960	(10,960)
Equity in earnings of subsidiaries	19,774	10,542		(30,316)
Interest expense	(25,282)	(4,679)	(865)		(30,826)
Other income (expense), net		(285)			(285)

Income (loss) before income taxes	(7,688)	12,532	28,548	(30,316)	3,076
Provision (benefit) for income taxes	(9,610)	736	10,028		1,154

Net income (loss)	$1,922	$11,796	$18,520	$(30,316)	$1,922

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED NOVEMBER 2, 2002
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$11,060	$4,058,541			$4,069,601
Costs and expenses
Cost of sales	6,911	2,545,705			2,552,616
Selling, general and administrative expenses	8,303	1,078,702	$65,045	$(163,178)	988,872
Other operating expenses	2,893	422,468			425,361
Store pre-opening costs		3,744			3,744
Integration costs		2,305			2,305
Losses from long-lived assets		1,925			1,925

Operating income (loss)	(7,047)	3,692	(65,045)	163,178	94,778

Other income (expense)
Finance charge income, net			163,178	(163,178)
Intercompany exchange fees		(30,286)	30,286
Intercompany servicer fees		34,874	(34,874)
Equity in earnings of subsidiaries	9,504	32,831		(42,335)
Interest expense	(75,611)	(14,613)	(2,795)		(93,019)
Other income (expense), net		296			296

Income (loss) before income taxes	(73,154)	26,794	90,750	(42,335)	2,055
Provision (benefit) for income taxes	(28,841)	(2,234)	31,850		775

Income (loss) before extraordinary item and change in accounting principle	(44,313)	29,028	58,900	(42,335)	1,280
Extraordinary gain on extinguishment of debt, net of taxes	443				443
Cumulative change in accounting principle, net of taxes		(45,593)			(45,593)

Net income (loss)	$(43,870)	$(16,565)	$58,900	$(42,335)	$(43,870)

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 2, 2002
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(43,870)	$(16,565)	$58,900	$(42,335)	$(43,870)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(9,504)	(32,831)		42,335
Extraordinary gain on extinguishment of debt	(709)				(709)
Cumulative change in accounting principle		45,593			45,593
Depreciation and amortization	800	159,615			160,415
Provision for employee deferred compensation	5,908				5,908
Deferred income taxes	266	1,665	2,381		4,312
Losses from long-lived assets		1,925			1,925
Changes in operating assets and liabilities, net	7,316	(182,312)	(5,455)		(180,451)

Net Cash Provided By Operating Activities	(39,793)	(22,910)	55,826		(6,877)

INVESTING ACTIVITIES
Purchases of property and equipment		(124,105)			(124,105)
Proceeds from the sale of assets		923			923

Net Cash Used In Investing Activities		(123,182)			(123,182)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(96,536)	147,019	(50,483)
Payments on long-term debt and capital lease obligations	(24,164)	(4,091)			(28,255)
Borrowings (repayments) under credit facilities	94,000				94,000
Purchases and retirements of common stock	(7,111)				(7,111)
Proceeds from issuance of common stock	6,604				6,604

Net Cash Provided By (Used In) Financing Activities	(27,207)	142,928	(50,483)		65,238
Increase (Decrease) In Cash and Cash Equivalents	(67,000)	(3,164)	5,343		(64,821)
Cash and cash equivalents at beginning of period	67,000	26,631	5,471		99,102

Cash and cash equivalents at end of period	$0	$23,467	$10,814		$34,281

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT NOVEMBER 3, 2001
(Dollar Amounts In Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents		$34,040	$6,210		$40,250
Retained interest in accounts receivable			211,042		211,042
Merchandise inventories	$4,472	1,752,290	7,784		1,764,546
Deferred income taxes, net		57,923	(15,434)		42,489
Intercompany borrowings		30,520	26,292	$(56,812)
Other current assets		101,716	437		102,153

Total Current Assets	4,472	1,976,489	236,331	(56,812)	2,160,480

Property and Equipment, net	7,974	2,261,328	8,979		2,278,281
Goodwill and Intangibles, net		366,795			366,795
Other Assets	10,116	26,930	4,059		41,105
Deferred Income Taxes, net		203,650			203,650
Investment in and Advances to Subsidiaries	3,756,643	154,634		(3,911,277)

Total Assets	$3,779,205	$4,989,826	$249,369	$(3,968,089)	$5,050,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,341	$494,047	$398		$495,786
Accrued expenses and other current liabilities	31,400	496,479	55		527,934
Intercompany borrowings	6,025	20,267	30,520	$(56,812)
Current portion of long-term debt		5,240			5,240

Total Current Liabilities	38,766	1,016,033	30,973	(56,812)	1,028,960

Long-Term Debt	1,495,006	147,701			1,642,707
Other Long-Term Liabilities	362	133,211			133,573
Investment by and Advances from Parent		3,692,881	218,396	(3,911,277)
Shareholders’ Equity	2,245,071				2,245,071

Total Liabilities and Shareholders’ Equity	$3,779,205	$4,989,826	$249,369	$(3,968,089)	$5,050,311

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED NOVEMBER 3, 2001
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,086	$1,416,209	$3,256		$1,423,551
Costs and expenses
Cost of sales	2,579	918,719	4,016		925,314
Selling, general and administrative expenses	2,629	380,201	24,310	$(53,230)	353,910
Other operating expenses	866	147,184	362		148,412
Store pre-opening costs		3,568			3,568
Integration costs		91			91
Losses from long-lived assets		(1,902)			(1,902)

Operating income (loss)	(1,988)	(31,652)	(25,432)	53,230	(5,842)
Other income (expense)
Finance charge income, net			53,230	(53,230)
Intercompany exchange fees		(10,344)	10,344
Intercompany servicer fees		12,969	(12,969)
Equity in earnings of subsidiaries	(8,227)	2,568		5,659
Interest expense	(27,579)	(4,053)	(671)		(32,303)
Other income (expense), net		463			463

Income (loss) before income taxes	(37,794)	(30,049)	24,502	5,659	(37,682)
Provision (benefit) for income taxes	(14,019)	(12,068)	12,180		(13,907)

Income (loss) before extraordinary item	(23,775)	(17,981)	12,322	5,659	(23,775)
Extraordinary gain on extinguishment of debt, net of taxes	2,022				2,022

Net income (loss)	$(21,753)	$(17,981)	$12,322	$5,659	$(21,753)

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED NOVEMBER 3, 2001
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$11,302	$4,136,601	$10,706		$4,158,609
Costs and expenses
Cost of sales	7,007	2,671,378	13,008		2,691,393
Selling, general and administrative expenses	8,048	1,104,612	71,057	$(156,640)	1,027,077
Other operating expenses	2,622	424,903	1,674		429,199
Store pre-opening costs		5,170			5,170
Integration costs		1,539			1,539
Losses from long-lived assets		18,604			18,604

Operating income (loss)	(6,375)	(89,605)	(75,033)	156,640	(14,373)

Other income (expense)
Finance charge income, net			156,640	(156,640)
Intercompany exchange fees		(29,700)	29,700
Intercompany servicer fees		37,590	(37,590)
Equity in earnings of subsidiaries	(16,573)	17,650		(1,077)
Interest expense	(84,224)	(12,850)	(2,280)		(99,354)
Other income (expense), net	(68)	814			746

Income (loss) before income taxes	(107,240)	(76,101)	71,437	(1,077)	(112,981)
Provision (benefit) for income taxes	(37,157)	(34,688)	28,947		(42,898)

Income (loss) before extraordinary item	(70,083)	(41,413)	42,490	(1,077)	(70,083)
Extraordinary gain on extinguishment of debt, net of taxes	16,439				16,439

Net income (loss)	$(53,644)	$(41,413)	$42,490	$(1,077)	$(53,644)

SAKS INCORPORATED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 3, 2001
(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(53,644)	$(41,413)	$42,490	$(1,077)	$(53,644)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	16,573	(17,650)		1,077
Extraordinary gain on extinguishment of debt	(26,729)				(26,729)
Depreciation and amortization	772	160,690	695		162,157
Provision for employee deferred compensation	4,784				4,784
Deferred income taxes		(22,162)	1,840		(20,322)
Losses from long-lived assets		18,604			18,604
Changes in operating assets and liabilities, net	418	(60,476)	(37,618)		(97,676)

Net Cash Provided By (Used In) Operating Activities	(57,826)	37,593	7,407		(12,826)

INVESTING ACTIVITIES
Purchases of property and equipment		(168,147)	(2,685)		(170,832)
Proceeds from the sale of assets		22,695			22,695
Proceeds from the sale of stores, net of repurchased receivables		275,452			275,452

Net Cash Provided by (Used In) Investing Activities		130,000	(2,685)		127,315

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	142,070	(115,746)	(26,324)
Payments on long-term debt and capital lease obligations	(417,158)	(4,365)			(421,523)
Borrowings (repayments) under credit facilities	285,000				285,000
Purchases and retirements of common stock	(3,586)				(3,586)
Proceeds from issuance of common stock	1,210				1,210

Net Cash Provided By (Used In) Financing Activities	7,536	(120,111)	(26,324)		(138,899)
Increase (Decrease) In Cash and Cash Equivalents	(50,290)	47,482	(21,602)		(24,410)
Cash and cash equivalents at beginning of period	40,000	(3,152)	27,812		64,660

Cash and cash equivalents at end of period	$(10,290)	$44,330	$6,210		$40,250

SAKS INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 2, 2002
(Dollar Amounts In Thousands)

ASSETS	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets
Cash and cash equivalents	$67,000	$26,631	$5,471		$99,102
Retained interest in accounts receivable			239,420		239,420
Merchandise inventories	3,349	1,292,529			1,295,878
Deferred income taxes, net		75,283	(14,714)		60,569
Intercompany borrowings		2,880	30,286	$(33,166)
Other current assets		74,960			74,960

Total Current Assets	70,349	1,472,283	260,463	(33,166)	1,769,929

Property and Equipment, net	7,804	2,239,014			2,246,818
Goodwill and Intangibles, net		363,528			363,528
Other Assets	15,207	23,215	3,747		42,169
Deferred Income Taxes, net		173,077			173,077
Investment in and Advances to Subsidiaries	3,417,119	166,107		(3,583,226)

Total Assets	$3,510,479	$4,437,224	$264,210	$(3,616,392)	$4,595,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,005	$237,814			$238,819
Accrued expenses and other current liabilities	21,979	520,864	55		542,898
Intercompany borrowings	5,490	24,796	2,880	$(33,166)
Current portion of long-term debt		5,061			5,061

Total Current Liabilities	28,474	788,535	2,935	(33,166)	786,778
Long-Term Debt	1,210,006	146,574			1,356,580
Other Long-Term Liabilities	562	180,164			180,726
Investment by and Advances from Parent		3,321,951	261,275	(3,583,226)
Shareholders' Equity	2,271,437				2,271,437

Total Liabilities and Shareholders’ Equity	$3,510,479	$4,437,224	$264,210	$(3,616,392)	$4,595,521

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain items from the Company’s Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not total due to rounding).

	Three Months Ended		Nine Months Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	62.3	65.0	62.7	64.7
Selling, general & administrative expenses	24.4	24.9	24.3	24.7
Other operating expenses	10.5	10.4	10.5	10.3
Store pre-opening costs	0.2	0.3	0.1	0.1
Integration charges	0.2	0.0	0.1	0.0
Losses (gains) from long-lived assets	0.1	(0.1)	0.0	0.4

Operating income (loss)	2.4	(0.4)	2.3	(0.3)
Other income (expense):
Interest expense	(2.2)	(2.3)	(2.3)	(2.4)
Other income (expense), net	0.0	0.0	0.0	0.0

Income (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle	0.2	(2.6)	0.1	(2.7)
Provision (benefit) for income taxes	0.1	(1.0)	0.0	(1.0)

Income (loss) before extraordinary items and cumulative effect of a change in accounting principle	0.1	(1.7)	0.0	(1.7)
Extraordinary gain, net of taxes	—	0.1	0.0	0.4
Cumulative effect of a change in accounting principle, net of taxes	—	—	(1.1)	—

Net income (loss)	0.1%	(1.5)%	(1.1)%	(1.3)%

THREE MONTHS ENDED NOVEMBER 2, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 3, 2001

MANAGEMENT’S DISCUSSION OF OPERATIONS

Operating income improved to $34.2 million for the three months ended November 2, 2002 from an operating loss of $5.8 million for the three months ended November 3, 2001. The improvement of $40.0 million was attributable to an increase in operating income at SFAE of $45.8 million, partially offset by a $4.8 million increase in other costs and certain items not allocated to the business segments and a decline in operating income at SDSG of $1.0 million.

The increase in operating income at SFAE was due primarily to a comparable store sales increase of 5.2%, a decrease in markdowns attributable to lower year-over-year levels of clearance merchandise and the improvement in operating contribution of $4.5 million related to the reorganization initiatives of the catalog and E-commerce operations. The year-over-year decline in operating income at SDSG was primarily due to a comparable store sales decrease of 3.0% and an increase in insurance and retirement expenses, partially offset by the cessation of goodwill amortization.

The Company’s overall sales decline was associated with the comparable store sales decrease of 3.0% at SDSG, the cessation of the catalog operations and store closings, and was partially offset by a comparable store sales increase of 5.2% at SFAE. Due to the lack of profit contribution from the closed businesses, operating income was not materially impacted by the closings. The increase in other costs and certain items were primarily due to 2002 charges associated with the Younkers home office consolidation exceeding the net charges that occurred in 2001 associated with the reorganization of Saks Direct and store closings.

NET SALES

For the three months ended November 2, 2002, total Company sales decreased $17.4 million, or 1.2%, versus the prior year period. Total sales for the three-month period decreased by $20.1 million at SDSG and increased by $2.7 million at SFAE. The sales decline at SDSG was primarily due to a comparable store sales decrease of 3.0% and $2.9 million attributable to store closings, partially offset by new store sales of $8.8 million. The sales increase at SFAE was attributable to a comparable stores sales increase of 5.2% and new store sales of $4.6 million, partially offset by a $26.9 million loss of sales from closed stores and the cessation of the catalog operations.

GROSS MARGIN

For the three months ended November 2, 2002, gross margin was $530.4 million, or 37.7% of net sales, compared to $498.2 million, or 35.0% of net sales, for the three months ended November 3, 2001. The increase of $32.2 million was primarily attributable to lower year-over-year levels of clearance merchandise and a reduction in markdowns, primarily at SFAE, coupled with $4.1 million of incremental margin from new store additions, partially offset by the loss of $8.9 million of margin related to closed stores and the cessation of the catalog operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the three months ended November 2, 2002, SGA was $342.9 million, or 24.4% of net sales, compared to $353.9 million, or 24.9% of net sales, for the three months ended November 3, 2001. The decrease of $11.0 million in expenses was largely due to various cost reduction initiatives, including a reduction of $11.8 million in expenses from the reorganization of the Saks Direct business, the absence of $2.5 million in expenses associated with the sale or closure of underproductive stores and other reductions in comparable store expenses and certain items. These decreases were partially offset by $3.8 million of incremental expenses, primarily associated with new store additions as well as $2.4 million in increasing health care, retirement and insurance expenses. The rate improvement was primarily attributable to better variable expense leverage despite the decline in sales.

OTHER OPERATING EXPENSES

For the three months ended November 2, 2002, other operating expenses were $147.1 million, or 10.5% of net sales, compared to $148.4 million, or 10.4% of net sales, for the three months ended November 3, 2001. The decrease of $1.3 million was due primarily to a $2.9 million year-over-year decline in goodwill amortization expense and a $2.7 million decline in property and payroll taxes, partially offset by the increases in depreciation and rental expenses associated with new store additions, remodels and expansions. The decline in expense leverage was principally due to the inability to reduce fixed expenses, relative to the decline in total sales.

INTEGRATION CHARGES

For the three months ended November 2, 2002, integration charges were $2.3 million compared to $0.1 million for the three months ended November 3, 2001. The 2002 charges related to the consolidation of the Younkers home office into Carson Pirie Scott. The 2001 charges were principally related to the consolidation of three SDSG southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

For the three months ended November 2, 2002, the Company incurred losses from long-lived assets of $1.0 million compared to $1.9 million of gains for the three months ended November 3, 2001. The 2002 charges related principally to the write-off of assets associated with the Younkers consolidation. The 2001 gains resulted from the disposition of store locations.

INTEREST EXPENSE

For the three months ended November 2, 2002, interest expense was $30.8 million, or 2.2% of net sales, compared to $32.3 million, or 2.3% of net sales, for the three months ended November 3, 2001. The improvement was primarily the result of a reduction in year-over-year average debt levels.

INCOME TAXES

The effective tax rates for the three months ended November 2, 2002 and November 3, 2001 were 37.5% and 36.9%, respectively. The prior year quarterly rate of 36.9% included the cumulative nine-month beneficial adjustment of reducing the annual effective rate from 38.5% to 38.0%. The change in the adjusted 2001 rate of 38.0% to this year’s rate of 37.5% was attributable to the discontinuation of non-deductible goodwill amortization.

EXTRAORDINARY ITEMS

There were no extraordinary items for the three months ended November 2, 2002. The extraordinary gain for the three months ended November 3, 2001 related to the recognition of a gain on a previously terminated interest rate swap agreement resulting from the exchange of 2004 senior notes.

NET INCOME

Net income of $1.9 million for the three months ended November 2, 2002 improved over the loss of $21.8 million for the three months ended November 3, 2001. The increase was principally due to the improvement in operating income and a reduction in interest expense.

NINE MONTHS ENDED NOVEMBER 2, 2002 COMPARED TO NINE MONTHS ENDED NOVEMBER 3, 2001

MANAGEMENT’S DISCUSSION OF OPERATIONS

Operating income increased to $94.8 million for the nine months ended November 2, 2002 from a loss of $14.4 million for the nine months ended November 3, 2001. The increase of $109.2 million was attributable to an increase in operating income at SFAE of $81.7 million, an increase in operating income at SDSG of $2.0 million and a decrease of $25.5 million in other costs and certain items not allocated to the business segments.

The increase in operating income at SFAE was due primarily to a comparable store sales increase of 0.2%, improved gross margin contribution and improved operating contribution of $14.9 million attributable to the reorganization initiatives of the catalog and E-commerce operations. SFAE’s levels of clearance merchandise were lower than last year resulting in fewer year-over-year markdowns and improved margin contribution. The year-over-year increase in operating income at SDSG was primarily due to a decrease in markdowns and the cessation of goodwill amortization, partially offset by the effect of a 0.6% decrease in comparable store sales and an increase in insurance and retirement expenses.

The Company’s overall sales decline was largely associated with the cessation of the catalog operations and store closings. Due to the lack of profit contribution from these closed businesses, operating income was not materially impacted by the closings. The decrease in other costs and certain items not allocated to the business segments consisted principally of items that occurred in 2001 that did not repeat in 2002, including $20.8 million of charges associated with the reorganization of Saks Direct, $5.9 million in store closings, partially offset by $1.2 million of charges, primarily associated with the timing of certain corporate expenses.

NET SALES

For the nine months ended November 2, 2002, total Company sales decreased $89.0 million, or 2.1%, versus the prior year period. Total sales for the nine-month period decreased by $20.1 million at SDSG and decreased by $68.9 million at SFAE. At SDSG, new store sales of $25.4 million were offset by a comparable store sales decrease of 0.6% and the loss of $29.1 million in sales from closed stores. The sales decline at SFAE was primarily due to $69.4 million resulting from the cessation of the catalog operations and $18.2 million attributable to store closings, partially offset by a comparable store sales increase of 0.2% and $20.5 million in new store sales.

GROSS MARGIN

For the nine months ended November 2, 2002, gross margin was $1,517.0 million, or 37.3% of net sales, compared to $1,467.2 million, or 35.3% of net sales, for the nine months ended November 3, 2001. The increase of $49.8 million was attributable to a reduction in year-over-year markdowns resulting from lower levels of clearance merchandise and $15.7 million of incremental margin associated with new store additions, partially offset by the loss of $35.7 million in gross margin from the sale or closure of underproductive stores and the cessation of catalog operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the nine months ended November 2, 2002, SGA was $988.9 million, or 24.3% of net sales, compared to $1,027.1 million, or 24.7% of net sales, for the nine months ended November 3, 2001. The decrease of $38.2 million in expenses was largely due to a reduction of $36.8 million from the reorganization of the Saks Direct business, the absence of $13.8 million in expenses associated with the sale or closure of underproductive stores and various other cost reduction initiatives. These decreases were partially offset by $11.6 million in rising health care, retirement and insurance expenses as well as other expenses associated with new store additions.

OTHER OPERATING EXPENSES

For the nine months ended November 2, 2002, other operating expenses were $425.4 million, or 10.5% of net sales, compared to $429.2 million, or 10.3% of net sales, for the nine months ended November 3, 2001. The decrease of $3.8 million was due primarily to a $9.8 million year-over-year decline in goodwill amortization expense and a $3.8 million decline in property and payroll taxes, partially offset by the increases in depreciation and rental expenses associated with new store additions, remodels and expansions. The decline in expense leverage was principally due to the inability to reduce fixed expenses, relative to the decline in total sales.

INTEGRATION CHARGES

For the nine months ended November 2, 2002, integration charges were $2.3 million compared to $1.5 million of charges incurred during the nine months ended November 3, 2001. The 2002 charges related to the consolidation of the Younkers home office into Carson Pirie Scott. The 2001 charges were principally related to the consolidation of three SDSG southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

For the nine months ended November 2, 2002, the Company incurred losses from long-lived assets of $1.9 million principally due to the write-off of fixed assets related to the consolidation of various operating activities, including the consolidation of the Younkers home office. For the nine months ended November 3, 2001, losses from long-lived assets of $18.6 million primarily related to the write-off of goodwill and intangibles associated with the disposition of Bullock & Jones catalog as well as the disposition of assets associated with the sale or closure of store locations and the reorganization of Saks Direct.

INTEREST EXPENSE

For the nine months ended November 2, 2002, interest expense was $93.0 million, or 2.3% of net sales, compared to $99.4 million, or 2.4% of net sales, for the nine months ended November 3, 2001. The improvement was primarily the result of a reduction in year-over-year average debt levels.

INCOME TAXES

The effective tax rates for the nine months ended November 2, 2002 and November 3, 2001 were 37.5% and 38.0%, respectively. The decrease in the effective rate is attributable to the discontinuation of non-deductible goodwill amortization.

EXTRAORDINARY ITEMS

The extraordinary gain for the nine months ended November 2, 2002 resulted from the repurchase of $24 million in senior notes during the first quarter and the recognition of gains related to the prior termination of a related interest rate swap agreement. The extraordinary gain for the nine months ended November 3, 2001 related to repurchases of $298 million in senior notes at a discount to the recorded value and the recognition of a gain on a previously terminated interest rate swap agreement resulting from the exchange of 2004 senior notes.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

For the nine months ended November 2, 2002, the Company recorded a non-cash charge of $45.6 million for the write-off of non-deductible SFAE goodwill in accordance with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

NET INCOME

For the nine months ended November 2, 2002, net loss improved to $43.9 million from a loss of $53.6 million for the nine months ended November 3, 2001. The $9.7 million improvement was primarily due to an improvement in operating income, a reduction in interest expense, a reduction in reorganization charges and other certain items, partially offset by the $45.6 million cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The retained interest in accounts receivable, inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business.

Fluctuations in the retained interest in accounts receivable are primarily caused by changes in gross accounts receivable. Gross accounts receivable were $1,212.1 million and $1,247.4 million at November 2, 2002 and November 3, 2001, respectively. The decrease was primarily due to the year-to-date decline in total sales resulting from a comparable sales decrease and the disposition of various stores and the cessation of the catalog business.

Merchandise inventory balances at November 2, 2002 decreased from November 3, 2001 largely due to a comparable stores inventory reduction of approximately 3.0% and the elimination of inventory related to the cessation of the catalog operations.

Property and equipment balances at November 2, 2002 decreased over November 3, 2001 balances due primarily to depreciation on existing assets during the last twelve months, partially offset by capital expenditures related to new store additions and investments in information technology, as well as expansions, replacements and the remodeling of existing stores.

Goodwill and intangibles at November 2, 2002 decreased from November 3, 2001 largely due to the write-off of SFAE goodwill in the first quarter associated with the adoption of SFAS 142.

CASH FLOW

The primary needs for cash are to acquire or construct new stores, renovate and expand existing stores, to provide working capital for new and existing stores and to service debt. The Company anticipates that cash generated from operating activities, borrowings under its revolving credit agreement and, if necessary, maintaining the existing proprietary credit card securitization program or utilizing the anticipated net proceeds from the sale of the Company’s proprietary credit card business to Household will be sufficient to meet the Company’s financial commitments and fund opportunities for future growth.

Cash used in operating activities was $6.9 million for the nine months ended November 2, 2002 and $12.8 million for the nine months ended November 3, 2001. Cash used in operating activities principally represents income before depreciation and amortization charges, losses from long-lived assets and changes in working capital. The improvement in 2002 from 2001 was primarily due to the improved operating performance.

Cash (used in) provided by investing activities was $(123.2) million for the nine months ended November 2, 2002 and $127.3 million for the nine months ended November 3, 2001. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-commerce infrastructure). The change from “net cash provided by” in 2001 to “net cash used in” in 2002 was primarily attributable to the $275.5 million of proceeds from the sale of nine SDSG stores in early 2001.

Cash provided by (used in) financing activities was $65.2 million for the nine months ended November 2, 2002 and $(138.9) for the nine months ended November 3, 2001. The decrease in 2002 from 2001 was largely attributable to the prior year utilization of cash received from the sale of the nine SDSG stores to pay down debt.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are comprised of cash on hand, availability under its $700 million revolving credit facility and the proprietary receivables securitization facility. At November 2, 2002 and November 3, 2001, the Company maintained cash and cash equivalent balances of $34.3 million and $40.3 million, respectively. These amounts consisted principally of invested cash and approximately $30 million of store operating cash. At November 2, 2002 the Company had $94.0 million in funded borrowings under its $700 million revolving credit facility, and had $125.2 million in unfunded letters of credit representing utilization. Unutilized availability under the facility was $480.8 million. The amount of cash borrowed under the Company’s revolving credit agreement is influenced by a number of factors, including sales, retained accounts receivable, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

The Company securitizes proprietary credit card receivables issued by National Bank of the Great Lakes (“NBGL”), the Company’s national credit card bank subsidiary, in the asset-backed securitization market. At November 2, 2002 the Company had $1,033.3 million of receivables sold, $599.0 million of which consists of variable rate bank-sponsored commercial paper conduit amounts due January 2003. These conduits provide for funding of up to $865.0 million of receivables. The remaining $434.3 million represent fixed amount asset-backed certificates held by investors and will mature in 2006. Until the closing with Household, the Company will continue to obtain funding through its existing accounts receivable securitization program. The certificates held by the bank-sponsored commercial paper conduit investors are currently scheduled to mature on January 15, 2003. If the Company is not able to obtain the necessary regulatory approval required to close the transaction with Household by January 15, 2003, then the Company believes that it will be able to successfully extend the current funding availability with the bank-sponsored conduits or to refinance the maturing certificates in the asset-backed securitization market. Any refinancing of these certificates could be subject to higher pricing or more restrictive terms than those carried by the outstanding certificates. Factors that may influence the pricing, terms and the Company’s overall access to the asset-backed securitization market include the general economic environment, liquidity in the asset-backed securitization market, the quality of NBGL’s accounts receivable portfolio and the Company’s operating performance, among others.

CAPITAL STRUCTURE

At November 2, 2002, the Company’s financing structure was comprised of (1) senior unsecured notes, (2) the $700 million secured revolving credit facility, (3) the sale of certificates evidencing ownership interests in proprietary credit card receivables, (4) capital and operating leases and (5) real estate mortgage financing. Total indebtedness at November 2, 2002 was $1,427 million, representing a decrease of $221 million from the prior period balance of $1,648 million. The decrease in debt reflects a reduction in working capital needs, lower capital expenditures and the utilization of operating cash flow to pay down debt. This reduction in debt results in a decline in the debt to total capitalization percentage from 42.3% at November 3, 2001 to 39.0% at November 2, 2002.

The Company had $1,186 million of unsecured senior notes outstanding as of November 2, 2002 comprised of six separate series having maturities ranging from 2004 to 2019. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and the interest coupons payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. During the nine months ended November 2, 2002, the Company repurchased $24.3 million in senior notes, through open market repurchases, resulting in an extraordinary gain on debt extinguishment of $0.4 million, net of taxes, related to the prior termination of a related interest rate swap agreement.

At November 2, 2002 the Company had $136 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

The Company’s other principal commercial commitments are comprised of (1) guarantee of $20 million residual value of leased transportation equipment, (2) short-term merchandise purchase commitments, (3) short-term construction commitments, (4) common area maintenance costs and (5) contingent rent payments. Substantially all of the Company’s merchandise purchase commitments are cancelable up to several weeks prior to a date that precedes the vendor’s scheduled shipment date.

The Company maintains two cash balance pension plans and makes assumptions regarding pension expense based on consultations with actuaries and investment advisors. The Company also maintains at least the minimum funding requirements as mandated by the Employee Retirement Income Security Act of 1974. Changes in assumed discount rates or rates of return on plan assets could affect the unfunded status to the pension plans and require additional funding of these plans in order to meet the minimum ERISA funding requirements. The Company believes that it has ample cash and access to funding under its revolving credit facility to meet this obligation without any changes to its current financing structure.

PROPRIETARY CREDIT CARDS RECEIVABLE SECURITIZATION

The Company’s proprietary credit cards are owned and issued by National Bank of the Great Lakes (“NBGL”), a wholly owned subsidiary of the Company. Receivables generated from the sale of merchandise on these credit cards are sold by NBGL to another wholly owned subsidiary, Saks Credit Corporation (“SCC”). SCC transfers the receivables to a trust, Saks Credit Card Master Trust (“SCCMT”), which sells to third-party investors certificates representing an undivided ownership interest in the pool of receivables held in SCCMT. The certificates have maturity dates and represent an ownership in the cash generated by the credit card receivables. The Company retains an interest in the receivables held in SCCMT, which is subordinate to the sold certificates in its rights to the cash flows of the receivables held in SCCMT.

At November 2, 2002, SCCMT held credit card receivables aggregating $1,212.1 million, while certificates of ownership aggregating $1,033.3 million were sold to third-party investors. Prior to maturity of the certificates, the Company has access to the cash generated by the receivables net of allocations of cash to investors representing the coupon interest rate on the beneficial interest and any principal payments made by customers that are required to be accumulated in advance of the maturity of the certificates. Upon maturity, the certificate owners are repaid with cash collections of principal payments made by customers until which time their ownership interests are satisfied, “paid down,” after which the Company receives all such cash to recover its residual ownership interest in the pool of receivables.

On July 26, 2002, the Company and Household Bank (SB), N.A. (“Household”), an affiliate of Household International, entered into an agreement pursuant to which Household and its affiliates will acquire substantially all of the Company’s proprietary credit card business, consisting of the following: most of the proprietary credit card accounts owned by NBGL; the Company’s ownership interest in the assets of SCCMT and related assets. The closing of the transaction is planned for January 2003 and remains subject to the regulatory approval of the U.S. Comptroller of the Currency and certain other closing conditions.

As part of the transaction, for a term of ten years following the closing, Household will establish and own proprietary credit card accounts for most customers of the Company’s operating subsidiaries. Household will retain the benefits and risks associated with the ownership of the accounts and will receive the finance charge income and incur the bad debts associated with those accounts. During the ten-year term, pursuant to a servicing agreement, the Company will continue to provide all key customer service functions, including new account opening, transaction authorization, billing adjustments, and customer inquiries, and will receive compensation from Household for these services.

At the closing of the transaction, the Company will receive an amount in cash equal to the remainder of (1) the sum of 100% of the outstanding accounts receivable balances, a premium, cash, the value of investments held in securitization accounts, the value of miscellaneous consumable inventory, minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates issued by SCCMT held by public investors, which certificates will be assumed by Household at the closing. The Company plans to use a portion of the cash received at closing to repay amounts due under the SCCMT certificates and related obligations held at the time of the closing by bank-sponsored commercial paper conduit investors, which certificates and obligations will not be assumed by Household. After deducting these repayment amounts and transaction fees and expenses, the Company expects that its net cash proceeds resulting from the transaction at closing will total approximately $300 million. After allocating the purchase price to the sold accounts, an ongoing program agreement, and a servicing agreement, the Company expects to realize a gain of $7 to $10 million in the fourth quarter of 2002. The cash proceeds allocated to the ongoing program agreement and to the servicing agreement will be reflected in income over the lives of the agreements. During the three and nine months ended November 2, 2002, the Company incurred $1.3 million of pre-tax charges related to this transaction, primarily associated with professional and other transaction fees. These charges were included in Selling, General & Administrative Expenses.

The Company anticipates utilizing the approximate $300 million in net proceeds to repurchase common stock, reduce debt and to make strategic investments in its core business. With the exception of depreciation expense, all components of the credit operation have been included in the SGA line item of the income statement (e.g. finance charge income plus securitization gains, less interest cost on the sold receivables, less bad debt expense and less credit administration expenses). The inclusion of the credit operation has historically generated a positive financial contribution, resulting in a net decrease to the SGA line item. Upon entering into the alliance with Household, the components of the credit operation will continue to be included in SGA (e.g. program compensation plus servicing compensation, less servicing expenses). The credit operations are expected to continue producing a positive financial contribution and net reduction to SGA, but to a less degree than historically. Hence SGA is expected to increase. A portion of this increase will be offset by lower interest expense attributable to the planned debt reduction as well as the contribution of any strategic investments made with the net proceeds from closing.

Until the closing with Household, the Company will continue to obtain funding through its existing accounts receivable securitization program. The certificates held by the bank-sponsored commercial paper conduit investors are currently scheduled to mature on January 15, 2003. If the Company is not able to obtain the necessary regulatory approval required to close the transaction with Household by January 15, 2003, then the Company believes that it will be able to successfully extend the current funding availability with the bank-sponsored conduits or to refinance the maturing certificates in the asset-backed securitization market. However, to do so, the Company would be required to obtain an extension of the maturity of the SCCMT certificates held by the bank-sponsored commercial paper conduit investors to arrange for, negotiate the terms of, and implement the refinancing. The Company believes it will be successful in obtaining these extensions. Any refinancing of these certificates could be subject to higher pricing or more restrictive terms than those carried by the outstanding certificates.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended February 2, 2002 filed with the Securities and Exchange Commission. In light of the significant changes in the U.S. debt and equity markets in 2001 and 2002 and the resulting impact on pension plan funding, management is adding a discussion of the critical accounting policies related to the Company’s pension plans.

Pension expense is based on information provided by an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to associates and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The pension plans are valued annually on November 1st. The projected unit credit method is utilized in recognizing the pension liabilities.

Pension assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.

The assumed discount rate utilized is based upon the Aa corporate bond yield as of the measurement date. The discount rate is utilized principally in calculating the Company’s pension obligation, which is represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO) and in calculating net pension expense. At November 1, 2001, the discount rate was 7.25%. To the extent the discount rate increases or decreases, the Company’s ABO is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $7.5 million on the ABO and $0.8 million on pension expense. To the extent the ABO increases based on an unfunded status, the after-tax effect of such increase serves to reduce Other Comprehensive Income and Shareholders Equity.

The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. It is the Company’s policy to invest approximately 60% to 65% of the pension fund assets in equities and 35% to 40% in fixed income securities. This expected average long-term rate of return on assets is based principally on the counsel of the Company’s outside investment advisors. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather this loss increases pension expense over approximately 15 to 20 years. During 2001, the Company utilized 9.5% as the expected long-term rate of return on assets and lowered the expected long-term rate of return on assets to 9.0% in 2002, which is expected to increase the annual pension expense approximately $1 million.

The assumed average rate of compensation increases is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% for the periods following November 1, 2001 and is utilized principally in calculating the PBO and annual pension expense. The estimated effect of a 0.25% change in the assumed rate of compensation increases would not be material to the PBO or annual pension expense.

At November 1, 2001, the Company had unrecognized pension expense of $73,576 related to the expected return on assets exceeding actual investment returns; actual compensation increases exceeding assumed average rate of compensation; plan amendments, contributions subsequent to the measurement date and other differences between underlying actuarial assumptions and actual results. This delayed recognition of expense is incorporated into the $115,328 underfunded status of the plans at November 1, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” became effective in the first quarter of 2002. This standard emphasizes and resolves certain issues related to the recognition and measurement of the impairment of long-lived assets, whether held and used or to be disposed of by sale. This standard also extends the reporting of discontinued operations, separate from continuing operations, to include “a component of an entity” that has either been disposed of or is held for sale. It is not expected that this standard will have a significant effect on the Company’s consolidated financial position or results of operations; however, the standard may affect the presentation of income and expenses associated with closed or disposed stores.

In April 2002, the FASB issued SFAS No. 145, which addresses a variety of accounting practices. Beginning in February 2003, the Company will classify all gains or losses from the extinguishment of debt as “Other Income (Expense)” and cease classifying such items as “Extraordinary.” Additionally, certain lease modifications that have economic effects similar to sale-leaseback transactions will be accounted for in the same manner as sale-leaseback transactions. The Company does not expect that the standard will have a significant impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company has elected to early adopt this standard as encouraged by the FASB, effective as of the beginning of the year with no effect on prior quarters in 2002. The adoption of this standard has the effect of spreading severance and retention costs associated with the Younkers consolidation over the period beginning with the consolidation announcement in October 2002 and ending with the severance payments in February 2003 as opposed to expensing substantially all of the severance upon announcement in the third fiscal quarter ended November 2, 2002. Other Younkers consolidation costs will be expensed in the first and second fiscal quarters of 2003 as opposed to the third fiscal quarter of 2002 under the previous accounting standards.

In August 2002, the Company announced that it expects to begin expensing stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Based on the current application of SFAS 123, the Company anticipates that beginning in the first fiscal quarter of 2003, all future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. It is not expected that this accounting change will have a significant impact on the Company’s financial position or results of operations. Assuming the value and number of option grants remain similar to 2002 levels, the Company expects the 2003 expense to be approximately $0.02 per share and to grow to approximately $0.05 per share in 2006.

FORWARD-LOOKING INFORMATION

Certain information presented in this report addresses future results or expectations and is considered “forward-looking” information within the definition of the Federal securities laws. Forward-looking statements can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” “attempts”, “seeks”, and “point.” The forwarding-looking information is premised on many factors. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management’s assumptions.

The forward-looking information and statements are based on a series of projections and estimates that involve risks and uncertainties. Potential risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; favorable customer response to increased relationship marketing efforts and proprietary credit card loyalty programs; appropriate inventory management; effective and timely execution of home office consolidations; reduction of corporate overhead; effective operations of NBGL’s credit card operations; the closing of the proposed alliance transaction with Household International’s retail services business; and changes in interest rates. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 of the Company’s Form 10-K for the year ended February 2, 2002 filed with the Securities and Exchange Commission, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk primarily arises from changes in interest rates and the U.S. equity, securitization and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Although the Company maintains no derivative financial instruments at November 2, 2002, such instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as defined in risk management policies.

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

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

SAKS INCORPORATED

PART II.    OTHER INFORMATION

Item 6.    Exhibits.

(a)    Exhibits

10.1	Employment Agreement between Saks Incorporated and R. Brad Martin, Chief Executive Officer and Chairman of the Board of Directors

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)    Form 8-K Reports.

The following 8-K’s were filed during the quarter ended November 2, 2002:

Date Filed	Subject

September 16, 2002	Statements Under Oath of Principal Executive Officer and Principal Financial Officer

October 10, 2002	Sales release for the five weeks ended October 5, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED Registrant

December 13, 2002 Date

/S/ DOUGLAS E. COLTHARP
Douglas E. Coltharp Executive Vice President and Chief Financial Officer

CERTIFICATIONS

Pursuant to the certification requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the principal executive officer and principal financial officer of the registrant have complied as follows.

I, R. Brad Martin, Chairman of the Board of Directors and Chief Executive Officer of Saks Incorporated, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Saks Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.
The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.
The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 13, 2002 Date

/S/ R. BRAD MARTIN
R. Brad Martin Chairman of the Board of Directors and Chief Financial Officer

I, Douglas E. Coltharp, Executive Vice President and Chief Financial Officer of Saks Incorporated, certify that:

1.	I have reviewed this quarterly report on Form 10Q of Saks Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

4.
The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.
The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 13, 2002 Date

/S/ DOUGLAS E. COLTHARP
Douglas E. Coltharp Executive Vice President and Chief Financial Officer