Form 10-K/A
period 2002-02-02
SAKS INC
filed 2002-12-27
CIK 812900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Fiscal Year Ended: February 2, 2002 or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from ____________ to ____________

                        Commission File Number: 1-13113

                                Saks Incorporated
             (Exact Name of Registrant as Specified in Its Charter)


Tennessee                                      62-0331040
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification No.)

750 Lakeshore Parkway
Birmingham, Alabama                            35211
(Address of Principal Executive Offices)       (Zip Code)

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

As of December 18, 2002, the number of shares of the Registrant's Common Stock outstanding was 142,895,598.

                                  Introduction

This Form 10-K/A amends the Form 10-K filed by Saks Incorporated (Saks) on April 25, 2002 for the fiscal year ended February 2, 2002. This Form 10-K/A amends
Item 7, Item 7A and Item 8 of Part II of Saks' original Form 10-K filing only, and all other portions of Saks' original 10-K filing remain in effect.

                                SAKS INCORPORATED
                                TABLE OF CONTENTS



PART III

Item 6.  Five Year Financial Summary

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8.  Financial Statements and Supplementary Data


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

ITEM 6. FIVE YEAR FINANCIAL SUMMARY

                                                 February 2,  February 3,   January 29,  January 30,   January 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2002         2001          2000         1999          1998
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENT DATA:
Net sales                                        $ 6,070,568   $ 6,581,236  $ 6,434,167  $ 5,963,813   $ 5,515,675
-------------------------------------------------------------------------------------------------------------------

Cost of sales (excluding depreciation
  and amortization                                 3,960,129     4,211,707    4,028,779    3,794,340     3,481,831
-------------------------------------------------------------------------------------------------------------------

      Gross margin                                 2,110,439    2,369,529     2,405,388    2,169,473     2,033,844
Selling, general and administrative expenses       1,389,287    1,433,357     1,359,386    1,332,275     1,203,909
Other operating expenses                             582,623      580,853       535,670      498,733       444,276
Losses from long-lived assets                         32,621       73,572        12,547       61,785          (134)
Integration charges                                    1,539       19,886        35,660      111,307        36,524
Year 2000 expenses                                         -            -         5,917       10,437         6,590
ESOP expenses                                              -            -             -            -         9,513
-------------------------------------------------------------------------------------------------------------------

      Operating income                               104,369      261,861       456,208      154,936       333,166

Interest expense                                    (131,039)    (149,995)     (138,968)    (110,971)     (113,685)
Other income (expense), net                            1,083        3,733           140       22,201         2,330
-------------------------------------------------------------------------------------------------------------------

      Income before income taxes and extraordinary
        items                                        (25,587)      115,599      317,380       66,166       221,811

Provision (benefit) for income taxes                  (9,851)      40,383       118,476       41,181      (194,426)
-------------------------------------------------------------------------------------------------------------------

      Income before extraordinary items              (15,736)      75,216       198,904       24,985       416,237
Extraordinary gain (loss) on early extinguishment
      of debt, net of taxes                           16,058            -        (9,261)     (25,881)      (11,323)
-------------------------------------------------------------------------------------------------------------------

      Net income                                   $     322   $   75,216   $   189,643   $     (896)  $   404,914

-------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
    Before extraordinary items                       $ (0.11)       $0.53         $1.38        $0.17         $3.03
    After extraordinary items                          $0.00        $0.53         $1.32      $ (0.01)        $2.94

Diluted earnings per common share:
    Before extraordinary items                       $ (0.11)       $0.53         $1.36        $0.17         $2.86
    After extraordinary items                          $0.00        $0.53         $1.30      $ (0.01)        $2.79

Weighted average common shares:
    Basic                                            141,988      141,656       144,174      142,856       137,588
    Diluted                                          141,988      142,718       146,056      146,383       149,085

CONSOLIDATED BALANCE SHEET DATA:

Working capital                                  $   983,151   $ 1,085,956  $ 1,110,976  $   887,875   $ 1,096,359
Total assets                                     $ 4,595,521   $ 5,050,611  $ 5,098,952  $ 5,188,981   $ 4,270,253
Long-term debt, less current portion             $ 1,356,580   $ 1,801,657  $ 1,966,802  $ 2,114,647   $ 1,380,770
Shareholders' equity                             $ 2,271,437   $ 2,293,829  $ 2,208,343  $ 2,007,575   $ 1,944,529
-------------------------------------------------------------------------------------------------------------------

ITEM 7. SAKS INCORPORATED & SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS


Saks Incorporated (hereinafter the "Company") is a national retailer currently operating through subsidiaries 356 luxury and traditional department stores. The Company operates the Saks Department Store Group ("SDSG"), which consists of 243 traditional department stores under the names of Parisian, Proffitt's, McRae's, Younkers, Herberger's, Carson Pirie Scott, Bergner's and Boston Store. The Company also operates Saks Fifth Avenue Enterprises ("SFAE"), which consists of 61 luxury Saks Fifth Avenue stores and 52 Saks Off 5th stores.

Since 1994, the Company has experienced significant growth principally through a series of acquisitions, the construction of new units and through the acquisition of select store locations.


                                          NUMBER OF
                                            STORES                             DATE           ACCOUNTING
NAME                     HEADQUARTERS      ACQUIRED       LOCATIONS          ACQUIRED         TREATMENT
---------------------------------------------------------------------------------------------------------
McRae's               Jackson, MS             31       Southeast          March 31, 1994      Purchase
Younkers              Des Moines, IA          50       Midwest            February 3, 1996    Pooling
Parisian              Birmingham, AL          40       Southeast/Midwest  October 11, 1996    Purchase
Herberger's           St. Cloud, MN           37       Midwest            February 1, 1997    Pooling
Carson Pirie Scott    Milwaukee, WI           55       Midwest            January 31, 1998    Pooling
  ("Carson's")
Saks Fifth Avenue     New York, NY            95       National           September 17, 1998  Pooling
  ("SFA")
---------------------------------------------------------------------------------------------------------

The following table sets forth, for the periods indicated, selected items from the Company's consolidated statements of income, expressed as percentages of net sales (numbers may not total due to rounding):

                                                              FEBRUARY 2,       FEBRUARY 3,      JANUARY 29,
                                                             2002 ("2001")     2001 ("2000")    2000 ("1999")
--------------------------------------------------------------------------------------------------------------
Net sales                                                        100.0%            100.0%           100.0%
Cost of sales (excluding depreciation and amortization)           65.2              64.0             62.6
--------------------------------------------------------------------------------------------------------------

    Gross margin                                                  34.8              36.0             37.4
Selling, general and administrative expenses                      22.9              21.8             21.1
Other operating expenses                                           9.6               8.8              8.3
Losses from long-lived assets                                      0.5               1.1              0.2
Integration charges                                                0.0               0.3              0.6
Year 2000 expenses                                                 0.0               0.0              0.1
--------------------------------------------------------------------------------------------------------------

    Operating income                                               1.7               4.0              7.1

Interest expense                                                  (2.2)             (2.3)            (2.2)
Other income (expense), net                                        0.0               0.1              0.0
--------------------------------------------------------------------------------------------------------------

    Income before income taxes and extraordinary items            (0.4)              1.8              4.9
Provision (benefit) for income taxes                              (0.2)              0.6              1.8
--------------------------------------------------------------------------------------------------------------

    Income before extraordinary items                             (0.3)              1.1              3.1
Extraordinary gain (loss) on early extinguishment of debt,
    net of taxes                                                   0.3               0.0             (0.1)
--------------------------------------------------------------------------------------------------------------

Net income                                                         0.0%             1.1%              2.9%
--------------------------------------------------------------------------------------------------------------

FISCAL YEAR ENDED FEBRUARY 2, 2002 COMPARED TO FISCAL YEAR ENDED
FEBRUARY 3, 2001


MANAGEMENT'S DISCUSSION OF OPERATIONS

Operating income decreased to $104.4 million in 2001 from $261.9 million in 2000. The decrease in operating income of $157.5 million was attributable to a decrease in SDSG's operating income of $54.5 million, a decrease in SFAE's operating income of $138.5 million and $35.1 million in charges associated with the reorganization of Saks Direct (SFAE's catalog and e-commerce operations), partially offset by a decrease in integration costs of $18.3 million and a decrease in charges from the impairment or disposition of stores totaling $52.8 million.

The decrease in operating income at SDSG was due to a 2.1% decrease in comparable store sales, which contributed to a $11.8 million reduction in gross margin, and the effect of the sale or closure of underproductive stores totaling $16.4 million. The decrease in operating income at SFAE resulted principally from a 7.8% decrease in comparable store sales, which contributed significantly to a $126.6 million reduction in gross margin. During 2001, both segments took aggressive actions to control operating expenses; however, these actions only partially offset the effect of the comparable store sales decline. Fiscal year 2001 included 52 weeks while fiscal year 2000 included 53 weeks, which is consistent with the retail calendar. The year-over-year effect of the incremental week on operating income was minimal.

The 2001 charges associated with the reorganization of Saks Direct, several store closings, the impairment of several stores and other expense reduction efforts aggregated $64.1 million. Charges associated with the reorganization of the Saks Direct business totaling $35.1 million consisted of a write-down of goodwill, property and equipment, and inventory, and employee severance costs. Charges associated with store closings and store impairments of $19.9 million were lower in 2001 principally due to charges of $50.9 million in 2000 related to nine SDSG stores sold to the May Department Stores Company. Charges associated with other reorganization and expense reduction efforts of $9.2 million consisted principally of employee severance costs.

The Company believes that through a combination of focused merchandising and operational strategies coupled with improving economic conditions, it should experience low to mid-single digit growth in comparable store sales. Additionally, the Company anticipates sales growth of 1% to 2% per year resulting from square footage growth related to new stores. The Company also feels that if the merchandising and inventory management strategies are executed properly, combined with the anticipated effect of our investment in technology and continued operational expense efficiencies or reductions, the operating margin percent should improve.

NET SALES

Net sales decreased 7.8% in 2001 over 2000 primarily due to a comparable store sales decrease of 4.5%, consisting of 2.1% decrease at SDSG and a 7.8% decrease at SFAE. The decline in comparable store sales was primarily attributable to the weakness in the luxury goods sector, the events surrounding September 11th and general recessionary economic conditions. Additionally, year-over-year sales were $194.5 million less due to the sale or closure of underproductive stores and $83.8 million less due to the sales from the 53rd week in 2000, partially offset by sales generated from new store additions of $64.5 million.

GROSS MARGIN

Gross margin decreased $259.1 million to $2,110.4 million in 2001. A decrease of $170.2 million was attributable to the negative comparable store sales and related markdowns, the effect of the sale or closure of underproductive stores of $77.3 million, and the 53rd week in 2000, partially offset by new store additions of $20.0 million.

Gross margin as a percentage of net sales was 34.8% in 2001 compared to 36.0% in 2000. The decrease in gross margin percent in 2001 was primarily attributable to markdowns taken to clear inventory, principally at SFAE These markdowns were principally due to the weakness in the luxury sector and the events surrounding September 11th and included markdowns associated with the reorganization of Saks Direct and store closings (of $13.7 million). Amounts received from vendors as partial reimbursement for excessive markdowns were proportionate to the amount of excessive markdowns realized in 2001 and 2000 and did not increase or decrease the year-over-year decline in gross margin as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased $44.1 million to $1,389.3 million in 2001 due to the absence of expenses associated with the sale or closure of underproductive stores totaling $44.5 million, decreased operating expenses of $24.7 million related to Saks Direct and the effect of the 53rd week in 2000. These decreases were partially offset by an increase in expenses associated with new store additions of $14.3 million and $16.3 million in certain items, related to the reorganization of Saks Direct and other expense reduction initiatives. Comparable store SG&A expenses increased $7.0 million, which is relatively constant as a percent of sales (0.1%). Reductions in media spending offset by increased maintenance, insurance and other employee costs. Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense or SG&A expense as a percentage of net sales.

SG&A as a percentage of net sales increase to 22.9% in 2001 from 21.8% in 2000. The rate increase reflected the inability to reduce operating expenses commensurate with the comparable store sales decline at both SDSG and SFAE.

OTHER OPERATING EXPENSES

Other operating expenses in 2001 were relatively constant with 2000 as increased depreciation and rental expenses associated with the remodel and expansion of comparable stores and increased infrastructure capital spending (principally information technology) of $16.1 million were offset by the decreased depreciation, goodwill amortization and rent associated with disposed stores and reduced property taxes totaling $14.4 million.

Other operating expenses as a percentage of net sales were 9.6% in 2001 compared to 8.8% in 2000. The increase was primarily due to (1) the inability to leverage increased depreciation and rental expenses during a period of comparable store sales decline and (2) the inability to reduce non-store rent and depreciation commensurate with the loss of sales associated with disposed stores.

INTEGRATION CHARGES

The Company incurred certain costs to integrate and combine the operations of previously acquired companies. The 2001 and 2000 charges were primarily comprised of severance benefits, relocation and systems conversions related to the consolidation of the McRae's and Herberger's operating divisions into Proffitt's and Carson's, respectively, and consolidation of three SDSG southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

Losses from long-lived assets in 2001 of $32.6 million were comprised of the non-cash write-off of goodwill, property and equipment related to Saks Direct totaling $22.6 million and the impairment or closure of underproductive stores of $10.0 million. Losses from long-lived assets in 2000 of $73.6 million were primarily comprised of the non-cash write-off of goodwill associated with the sale of nine SDSG stores to the May Department Stores Company and, to a lesser extent, impairments on abandoned software and underproductive stores.

INTEREST EXPENSE

Interest expense declined to $131.0 million in 2001 from $150.0 million in 2000 and as a percentage of net sales decreased to 2.2% in 2001 from 2.3% in 2000. The decrease was due principally to lower average borrowing rates on floating rate debt and lower average debt levels.

INCOME TAXES

For 2001, the effective income tax rate differs from the federal statutory tax rate due to state income taxes and nondeductible goodwill amortization. In 2000, the effective income tax rate differs from the federal statutory tax rate due to state income taxes and nondeductible goodwill amortization, offset by the favorable effect of the disposal of a real estate investment ($4.1 million). The change in year-over-year effective income tax rates was due to the favorable effect of the real estate disposition in 2000.

EXTRAORDINARY ITEMS

The extraordinary gain in 2001 related primarily to the repurchase of senior notes at a discount to the carrying value.

NET INCOME

Net income in 2001 decreased to $0.3 million from $75.2 million in 2000 primarily due to the decline in operating income, partially offset by lower interest expense and a gain on early extinguishment of debt.

           FISCAL YEAR ENDED FEBRUARY 3, 2001 COMPARED TO FISCAL YEAR
                             ENDED JANUARY 29, 2000

MANAGEMENT'S DISCUSSION OF OPERATIONS

Operating income decreased to $261.9 million in 2000 from $456.2 million in 1999. The decline in operating income of $194.3 was attributable to a decline in operating income at SDSG of $139.6 million, a decline in operating income at SFAE of $28.7 million and increased losses from long-lived assets of $61.0 million, principally resulting from store impairments and disposals, partially offset by $21.7 million of lower integration costs and Year 2000 expenses.

The decrease in operating income at SDSG was due to a 1.8% decrease in comparable store sales and an increase in markdown activity to clear inventories. The decline in operating income at SFAE was due primarily to expenses associated with the launch of saks.com, the Company's e-commerce website, partially offset by the addition of operating income resulting from a 5.0% increase in comparable store sales. The contribution of the 53rd week in 2000 was not sufficient to offset the decline in operating income at both SDSG and SFAE.

The 2000 charges associated with the sale of nine SDSG stores to The May Department Stores Company, the consolidation of various operations and the closure or impairment of store locations aggregated $100.2 million. Charges of $50.9 million associated with the sale of stores to the May Company consisted of the write-off of goodwill and related property and equipment. The consolidation of the McRae's and Herberger's operating divisions into Proffitt's and Carson's, respectively and the consolidation of three SDSG southern distribution centers resulted in severance, system conversion and other charges of $19.9 million. The remaining charges of $29.4 million related to inventory, severance and fixed asset charges resulting from store closings and impairments.

NET SALES

Net sales increased 2.3% in 2000 over 1999 primarily due to sales resulting from the 53rd week, incremental sales generated from new store additions and a comparable store sales increase of 0.2%, offset partially by the loss of sales from closed stores. Comparable store sales decreased 1.8% at SDSG and increased 5.0% at SFAE.

GROSS MARGIN

Gross margin decreased $35.9 million to $2,369.5 million in 2000 and as a percentage of net sales was 36.0% in 2000 compared to 37.4% in 1999. The decrease in gross margin percentage from 1999 to 2000 was primarily attributable to markdowns associated with weaker than anticipated sales and the markdowns taken to clear inventories at SDSG. Amounts received from vendors as partial reimbursement for excessive markdowns were proportionate to the amount of excessive markdowns realized in 2001 and 2000 and did not increase or decrease the year-over-year decline in gross margin as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A increased $74.0 million to $1.433 billion in 2000 and as a percentage of net sales was 21.8% in 2000 compared to 21.1% in 1999. The increase in 2000 from 1999 was primarily due to (1) the expenses associated with launching saks.com of $21.3 million without a corresponding increase in sales, (2) the inability to reduce operating expenses commensurate with the comparable store sales decline in SDSG during the first three quarters of the year and with the comparable store sales decline in SFAE during the fourth quarter of the year; partially offset by (3) an increase in finance charge income on proprietary credit cards as a result of term changes initiated in late 1999. Included in SG&A in 2000 were certain items totaling $6.7 million associated with the terminated proposal to spin-off SFAE and revisions to 1999 charges associated with store closings. Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense or SG&A expense as a percentage of net sales.

OTHER OPERATING EXPENSES

Other operating expenses in 2001 were relatively constant with 2000 as increased depreciation and rental expenses associated with the remodel and expansion of comparable stores and increased infrastructure capital spending (principally information technology) were offset by the decreased depreciation, goodwill amortization and rent associated with disposed stores.

Other operating expenses as a percentage of net sales were 9.6% in 2001 compared to 8.8% in 2000. The increase was primarily due to (1) the inability to leverage increased depreciation and rental expenses during a period of comparable store sales decline and (2) the inability to reduce non-store rent and depreciation commensurate with the loss of sales associated with disposed stores.

INTEGRATION CHARGES

The Company incurred certain costs to integrate and combine the operations of acquired companies. The 2000 charges were primarily comprised of severance benefits and systems conversions related to the consolidation of the McRae's and Herberger's operating divisions and three SDSG southern distribution centers. The 1999 charges were primarily comprised of systems conversion costs and severance benefits related to redundant systems and administrative operations associated with the SFA and Carson's acquisitions.

LOSSES FROM LONG-LIVED ASSETS

Losses from long-lived assets in 2000 of $73.6 million were primarily comprised of the changes associated with the sale of nine SDSG stores and, to a lesser extent, impairments on abandoned software and underperforming stores. Losses from long-lived assets in 1999 of $12.5 million were principally comprised of the impairment of the carrying amounts of relocated or closed stores.

YEAR 2000 EXPENSES

Prior to January 1, 2000, the Company incurred costs related to required system upgrades, replacements and modifications to prepare for the year 2000. The Company experienced no significant system delays or interruptions on or after January 1, 2000.

INTEREST EXPENSE

Interest expense increased to $150.0 million in 2000 from $139.0 million in 1999 and as a percentage of net sales increased to 2.3% in 2000 from 2.2% in 1999. The increase was due principally to higher average borrowing rates on floating rate debt and higher average debt levels.

INCOME TAXES

In 2000, the effective income tax rate differed from the federal statutory tax rate due to state income taxes and nondeductible goodwill amortization, offset by the favorable effect of the disposal of a real estate investment ($4.1 million). In 1999, the effective income tax rate differed from the statutory tax rates principally due to state income taxes and nondeductible goodwill amortization. The change in year-over-year effective tax rates was primarily attributable to the favorable effect of the real estate investment disposition.

EXTRAORDINARY ITEMS

The extraordinary item in 1999 related to the prepayment of $235.8 million in SFA's real estate mortgage debt, which resulted in an extraordinary loss from early extinguishment of debt. The loss was comprised of the write-off of unamortized deferred debt issuance costs.

NET INCOME

Net income in 2000 decreased to $75.2 million from $189.6 million in 1999, primarily due to the decline in operating income.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The primary needs for cash are to acquire or construct new stores, renovate and expand existing stores, to provide working capital for new and existing stores and to service debt. The Company anticipates that cash generated from operating activities, borrowings under its revolving credit agreement and maintaining a proprietary credit card securitization program will be sufficient to meet its financial commitments and provide opportunities for future growth.

Cash provided by operating activities was $374.0 million in 2001, $485.5 million in 2000 and $209.7 million in 1999. Cash provided by operating activities principally represents income before depreciation and amortization charges, losses from long-lived assets and changes in working capital. The decrease in 2001 from 2000 was related to a reduction in operating cash flow attributable to the year-over-year earnings decline and was partially offset by a reduction in invested working capital, principally through managing inventory levels down. The increase in 2000 from 1999 was related to a lower investment in working capital.

Cash provided by (used in) investing activities was $85.6 million in 2001, $(248.7) million in 2000 and $(407.8) million in 1999. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-commerce infrastructure). The change from "net cash used" in 2000 to "net cash provided" in 2001 was attributable to the $308.0 million of proceeds ($275.5 million after the repurchase of sold receivables) from the sale of nine SDSG stores in early 2001 and from a $55.0 million decrease in capital spending. While capital expenditures for new stores, remodels and expansions were relatively constant in 2001, the Company significantly decreased the capital expended for distribution centers, e-commerce and other non-store areas. The decrease in 2000 from 1999 was due to lower capital spending on new store openings, expansions and remodels.

Cash (used in) provided by financing activities was $(425.1) million in 2001, $(191.6) in 2000 and $184.9 in 1999. The change from 2000 to 2001 was attributable primarily to the use of the cash received from the sale of the nine SDSG stores to pay down debt. The change from 1999 to 2000 was due primarily to the use of increased operating cash flow and lower capital spending to pay down debt.

CASH BALANCES AND LIQUIDITY

The Company's primary sources of short-term liquidity are comprised of cash on hand and availability under its $700 million revolving credit facility. At February 2, 2002 and February 3, 2001, the Company maintained cash and cash equivalent balances of $99.1 million and $64.7 million, respectively. These amounts consisted principally of invested cash and approximately $30 million of store operating cash. At February 2, 2002 the Company's sole utilization of its $700 million revolving credit facility consisted of $46.3 million in unfunded letters of credit. Unutilized availability under the facility was $653.7 million. The amount of cash on hand borrowed under the facility and availability under the Company's revolving credit agreement are influenced by a number of factors, including sales, retained accounts receivable and inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company's tax payment obligations, among others.

Another source of liquidity for the Company has been the securitization of proprietary credit card receivables issued by National Bank of the Great Lakes ("NBGL"), the Company's national credit card bank subsidiary, into the asset-backed securitization market. At February 2, 2002, the Company had $1,148 million of receivables sold, $1,011 million of which is comprised of three series having fixed amounts outstanding that are due at maturity, and $137 million of which is comprised of outstanding amounts under committed bank-sponsored conduit programs. An aggregate of $577 million of the asset-backed instruments sold to investors will mature in 2002, with the remaining $434 million maturing in 2006. The bank-sponsored conduit programs, which are annually renewable, provide for funding of up to $315 million of receivables, which can be amortized with customer payments at any time. The Company believes it will be successful in amortizing customer payments to satisfy the principal due on the maturing certificates and new receivables will be sold through new asset-backed instruments. However, to do so, the Company may be subject to higher pricing or more restrictive terms than those it currently enjoys. Factors that may influence the pricing, terms and the Company's overall access to the asset-backed securitization market include the general economic environment, liquidity in the asset-backed securitization market, the quality of NBGL's accounts receivable portfolio and the Company's operating performance, among others.

CAPITAL STRUCTURE

The Company's capital and financing structure is comprised of senior unsecured notes, a revolving credit agreement, the sale of beneficial interests in a trust that owns NBGL's proprietary credit card receivables, capital and operating leases and real estate mortgage financing.

In November of 2001, the Company replaced its $750 million senior unsecured revolving credit facility maturing in 2003 with a new $700 million senior secured revolving credit facility maturing in 2006. The new facility is secured by eligible inventory, the capital stock of all material subsidiaries, and certain intangibles. Borrowings are limited to a prescribed percentage of eligible inventories. There are no debt ratings-based provisions in the new facility. The facility includes a fixed charge coverage ratio requirement of 1:1 that the Company is subject to only if availability under the facility becomes less than $100 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another instrument resulting in the acceleration of principal of more than $20 million in that other instrument.

The Company had $1,210 million of senior unsecured senior notes outstanding as of February 2, 2002 comprised of six separate series having maturities ranging from 2004 to 2019. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and the interest coupons payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. Certain of the proceeds from the sale of the nine SDSG store locations in March 2001 were used to repurchase $298.4 million of senior notes during 2001. The senior notes were repurchased at a discount to the carrying value resulting in an extraordinary gain on extinguishment of debt of $14.5 million (net of taxes). During 2001, the Company also exchanged $141.6 million of cash and $141.6 million of new 9.875% notes due 2011 for $283.1 million of the 2004 notes. The Company realized a $2.0 million (net of taxes) extraordinary gain on this early extinguishment of debt related to the termination of an interest rate swap agreement.

At February 2, 2002 the Company had $139 million in capitalized operating leases covering various properties and pieces of equipment. The terms of the capitalized leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

The contractual cash obligations at February 2, 2002 associated with this capital and financing structure are illustrated in the following table:

                                                  Payments Due by Period (excluding interest)
                                        -----------------------------------------------------------------
(Dollars in Millions)                   2002      2003     2004      2005      2006     2006      Total
---------------------------------------------------------------------------------------------------------
Senior unsecured notes                  $   -     $   -     $ 167    $   -     $   -  $ 1,043    $ 1,210
Revolving credit agreement                  -         -         -        -         -        -          -
Capital leases                              4         4         6        5         5      120        144
Operating leases                          132       130       125      118       107      713      1,325
Real estate mortgages                       1         1         6        0         0        -          8
---------------------------------------------------------------------------------------------------------
   Total contractual cash obligations   $ 137     $ 135     $ 304    $ 123     $ 112  $ 1,876    $ 2,687
---------------------------------------------------------------------------------------------------------

The Company's other principal commercial commitments are comprised of the guarantee of $20 million residual value of leased transportation equipment, pension funding obligations, short-term merchandise purchase commitments, short-term construction commitments, common area maintenance costs and contingent rent payments. Substantially all of the Company's merchandise purchase commitments are cancelable several weeks prior to a date that precedes the vendor's scheduled shipment date.

The Company is obligated to fund its defined benefit pension plans. At February 2, 2002, the projected benefit obligation was $332 million and the fair value of the pension plans' assets was $217 million resulting in an under funded status of $115 million. While the Company's contributions exceed the minimum funding requirements under ERISA and IRS rules and regulations, the significant decrease in the U.S. stock market during the past 12 months contributed substantially to the under funded status. The Company expects to increase annual cash funding to $18 million in 2002. This increased funding coupled with a recovery in the U.S. stock market will begin to contribute to correcting the funded status of the plans. To the extent the U.S. stock market does not recover or continues to deteriorate, the Company's cash funding requirements will increase. The Company expects to generate adequate cash flows from operating activities combined with borrowings under its revolving credit agreement in order to meet the pension funding requirements.

PROPRIETARY CREDIT CARDS RECEIVABLE SECURITIZATION

The Company's proprietary credit cards are issued by NBGL, a wholly owned subsidiary of the Company. Receivables generated from the sale of merchandise on these credit cards are sold by NBGL to another wholly owned subsidiary, Saks Credit Corporation ("SCC"). SCC transfers the receivables to a trust, Saks Credit Card Master Trust ("SCCMT"), and sells certificates representing an undivided beneficial interest in the pool of receivables held in SCCMT to third-party investors. The certificates have maturity dates and represent an ownership in the cash generated by the credit card receivables. The Company retains an interest in the receivables held in SCCMT, which is subordinate to the sold certificates in its rights to the cash flows of the receivables held in SCCMT.

At February 2, 2002, SCCMT held credit card receivables aggregating $1,295.6 million, while certificates of ownership aggregating $1,147.7 million had been sold to third-party investors. Prior to maturity of the certificates, the Company has access to the cash generated by the receivables net of allocations of cash to investors representing the coupon interest rate on their beneficial interests. Upon maturity, the certificate owners are repaid with cash collections of principal payments made by customersuntil such time their ownership interests are satisfied, "paid down", after which the Company receives all such cash to recover its residual ownership interest in the pool of receivables. During the period from July through November 2002, certificates sold to investors representing $713.5 million of the outstanding certificates at February 2, 2002 will mature and will be required to be paid down.

Consistent with past practices, the Company anticipates that selling new certificates to investors will be sufficient to maintain funding of proprietary credit card receivables under terms that may be subject to higher pricing or more restrictive than those currently in place. Although maturing certificates are repaid with collections of principal payments accumulated prior to maturity, new receivables created under the Company's proprietary credit cards have historically caused the aggregate pool of receivables to remain relatively constant or to grow at a slow rate. As a result, the aggregate amount of certificates sold has remained relatively constant or grown commensurate with the pool of receivables held in SCCMT.

CAPITAL NEEDS

The Company estimates capital expenditures for 2002 will approximate $150 to $175 million, primarily for the construction of new stores opening in 2002, initial construction work on stores expected to open in 2003, store expansions and renovations, enhancements to management information systems and regular maintenance capital expenditures.

The Company anticipates that working capital requirements related to new and existing stores and capital expenditures will be funded through cash provided by operations, the revolving credit agreement, and ongoing sales of receivables under the securitization programs. Maximum availability under the revolving credit agreement is $700 million. There is no debt rating trigger. During periods in which availability under the agreement exceeds $100 million, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $100.0 million, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. During 2001, weighted average borrowings and letters of credit issued under this credit agreement and its predecessor agreement were $131.8 million. The highest amount outstanding under the agreement during 2001 was $385.6 million. The Company expects to generate adequate cash flows from operating activities combined with borrowings under its revolving credit agreement in order to sustain its current levels of operations.

The most significant requirement for new or replacement financing in 2002 is the accounts receivable securitization program. During 2002, certificates representing $713.5 million in sold receivables (at February 2, 2002) will mature. Also during 2002, availability of up to $315 million under bank sponsored conduits will mature, of which $136.8 million was utilized at February 2, 2002. Management believes that the Company's near term financial risk is minimal with respect to the maturing certificates, as customer payments on credit card account balances will serve to pay off the certificates. The Company will need to replace the maturing certificates with new certificates to fund receivables generated on sales following the maturity of the existing certificates. Factors that affect the Company's ability to sell new certificates include continued high quality in the receivables portfolio and the capacity of the U.S. securitization markets. The Company anticipates that it will be successful in issuing new certificates in the public market and in the bank conduit market. The Company does expect that the coupon interest rate of the certificate holders will increase over current levels. However, the Company does not believe the increase will significantly affect cash flows or operating results.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies are discussed in the notes to the consolidated financial statements. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in each of the notes to the consolidated financial statements. The following discussion aggregates the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

Revenue Recognition - Sales and the related gross margin are recorded at the time our customers provide a satisfactory form of payment and take ownership of the merchandise. There are minimal accounting judgments and uncertainties affecting the application of this policy. The Company estimates the amount of goods that will be returned for a refund and reduces sales and gross margin by that amount. However, given that approximately 15% of merchandise sold is later returned and that the vast majority of merchandise returns are affected within a matter of days of the selling transaction, the risk of the Company realizing a materially different amount for sales and gross margin than reported in the consolidated financial statements is minimal.

Cost of Sales and Inventory Valuation - The Company's inventory is stated at the lower of LIFO cost or market using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased with a charge to cost of sales contemporaneous with the lowering of the retail value of the inventory on the sales floor through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is being devalued with markdowns prior to the sale of the merchandise. The areas requiring significant management judgment include (1) setting the original retail value for the merchandise held for sale, (2) recognizing merchandise for which the customer's perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value, and (3) estimating the shrinkage that has occurred through theft during the period between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include (1) setting original retail values for merchandise held for sale at too high a level, (2) failure to identify a decline in perceived value of inventories and process the appropriate retail value markdowns, and (3) overly optimistic or overly conservative shrinkage estimates. The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially under or overvalued.

Credit Card Income and Expenses - The carrying value of the Company's retained interest in credit card receivables requires a substantial amount of management judgment and estimates. At the time credit card receivables are sold to third-party investors through the securitization program, generally accepted accounting principles require that the Company recognize a gain or loss equal to the excess of the estimated fair value of the consideration to be received from the individual interest sold over the cost of the receivables sold. As the receivables are collected, the estimated gains and losses are reconciled to the actual gains and losses. Given that the Company generates credit card receivables of approximately $3 billion per year and average outstanding sold receivables are generally $1.0 billion to $1.2 billion, a substantial majority of the annual estimated credit gains and losses have been reconciled to actual gains and losses. Only that portion of the gains and losses attributable to the outstanding securitized portfolio at year end remains subject to estimating risk. At February 2, 2002, the net gain recognized within the "Retained Interest in Accounts Receivable" asset was $37.7 million.

Determining the fair value of the consideration to be received from the individual interest sold includes estimates of the following amounts associated with the sold portfolio: (1) the gross finance charge income to be generated by the portfolio which requires estimates of payment rates, (2) the coupon interest rate due to the third-party investors, (3) bad debts, (4) cost of servicing the portfolio, and (5) assumed cash flow discount rates. The notes to the consolidated financial statements reflect the critical estimates and assumptions utilized during the two most recent fiscal years. Items that were considered in making judgments and preparing estimates and factors that can lead to variations in the consolidated financial results are as follows:

     o Finance charge income is billed at a contractual rate monthly and warrants little judgment or estimates. The expected credit card customer payment rate is based on historical payment rates weighted to recent payment rate trends. To the extent credit card customers pay off their balances sooner than estimated, this net gain is reduced. Conversely, should the credit card customers pay off balances over a longer period of time, the net gain is increased.


     o The future coupon interest rate due to the third party-investors is estimated using the fixed interest rates in place and estimated floating interest rates over the estimated life of the portfolio. To the extent floating interest rates increase beyond the increase imbedded in the estimates, the net gain will be reduced. To the extent floating interest rates do not increase to the level imbedded in the estimates, the net gain will be increased.

     o Bad debts expected from the sold portfolio are based on historical write-off rates, weighted to recent write-off trends and increased or decreased to reflect management's outlook for trends to develop over the next 12 to 24 months. To the extent there are positive or negative factors on the credit card customers' ability or intent to pay off the outstanding balance (e.g. unemployment rates, level of consumer debt, bankruptcy legislation), the actual bad debt to be realized could exceed or be less than the amount estimated. Bad debts in excess of those imbedded in the estimates reduce the net gain. Conversely, bad debts less than those imbedded increase the net gain.

     o Delinquent accounts are written off automatically after the passage of seven months without receiving a monthly payment equal to 80% of the minimum contractual payment. Minimum monthly contractual payments range from 5% to 10%. Accounts are written off sooner in the event of customer bankruptcy, customer death or fraud.

     o The cost of servicing the portfolio is estimated using our historical operating costs. This estimate is subject to minimal risk of deviation.

     o The assumed cash flow discount rates are based on the weighted average cost of debt and are subject to typical interest rate volatility in the debt markets.

The most sensitive assumptions in calculating the gain on sold receivables are the credit card customers' payment rate, the estimate for bad debts and the assumed cash flow discount rates.

Depreciation and Recoverability of Capital Assets - Approximately 57% of the Company's assets at February 2, 2002 are represented by investments in Property and Equipment and Goodwill and Intangible Assets. Determining appropriate depreciable lives and reasonable assumptions for use in evaluating the carrying value of capital assets requires judgments and estimates.

     o The Company utilizes the straight-line depreciation method and a variety of depreciable lives. Land is not depreciated. Buildings and improvements are depreciated over 20 to 40 years. Store fixtures are depreciated over 10 years. Equipment utilized in stores (e.g., escalators) and in support areas (e.g., distribution centers, technology) and fixtures in support areas are depreciated over 3 to 15 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Internally generated computer software is amortized over 3 to 10 years. Generally, no estimated salvage value at the end of the useful life of the assets is considered.

     o To the extent the Company remodels or otherwise replaces or disposes of property and equipment prior to the end of their assigned depreciable lives, the Company could realize a loss or gain on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is being realized. The Company reassesses the depreciable lives in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

     o Recoverability of the carrying value of store assets is assessed upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing) and absent certain events, annually. The recoverability assessment requires judgment and estimates for future store generated cash flows. The underlying estimates for cash flows include estimates for future sales, gross margin rates, inflation and store expense increases and decreases. During 2001, the Company recorded $7.3 million in impairment charges associated with stores in which the estimated cash flows would not recover the carrying value of the store assets. There are other stores in which current cash flows are not adequate to recover the carrying value of the store assets. However, the Company believes that estimated sales growth and gross margin improvement will enhance the cash flows of these stores such that the carrying value of the store assets will be recovered. Generally these stores were recently opened and require a two to five year period to develop the customer base to attain the required cash flows. To the extent management's estimates for sales growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

Income Taxes - The majority of the Company's deferred tax assets at February 2, 2002 consists of net operating loss carryforwards that will expire between 2005 and 2018. The Company believes that it will be profitable during the periods 2002 through 2018, allowing it to sufficiently utilize the benefit of the net operating loss carryforwards.

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for probable exposures. Based on annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company's effective tax rate in a given financial statement period may be materially impacted. At February 2, 2002, two of the Company's four open tax years were undergoing examination by the Internal Revenue Service.

Pension Plans - Pension expense is based on information provided by an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to associates and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The pension plans are valued annually on November 1st. The projected unit credit method is utilized in recognizing the pension liabilities.

Pension assumptions are based upon management's best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.
o The assumed discount rate utilized is based upon the Aa corporate bond yield as of the measurement date. The discount rate is utilized principally in calculating the Company's pension obligation, which is represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO) and in calculating net pension expense. At November 1, 2001, the discount rate was 7.25%. To the extent the discount rate increases or decreases, the Company's ABO is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $7.5 million on the ABO and $0.8 million on pension expense. To the extent the ABO increases, the after-tax effect of such increase serves to reduce Other Comprehensive Income and Shareholders Equity.
o The assumed expected long-term rate of return on assets is the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. It is the Company's policy to invest approximately 60% to 65% of the pension fund assets in equities and 35% to 40% in fixed income securities. This expected average long-term rate of return on assets is based principally on the counsel of the Company's outside investment advisors. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year's annual pension expense is not affected. Rather this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year's annual pension expense is likewise not affected. Rather this loss increases pension expense over approximately 15 to 20 years. During 2001, the Company utilized 9.5% as the expected long-term rate of return on assets and expects to lower the expected long-term rate of return on assets to 9.0% in 2002, which is expected to increase the annual pension expense approximately $1 million.
o The assumed average rate of compensation increases is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% for the periods following November 1, 2001 and is utilized principally in calculating the PBO and annual pension expense. The estimated effect of a 0.25% change in the assumed rate of compensation increases would not be material to the PBO or annual pension expense.
o At November 1, 2001, the Company had unrecognized pension expense of $73,576 related to the expected return on assets exceeding actual investment returns; actual compensation increases exceeding assumed average rate of compensation; plan amendments, contributions subsequent to the measurement date and other differences between underlying actuarial assumptions and actual results. This delayed recognition of expense is incorporated into the $115,328 underfunded status of the plans.

INFLATION AND DEFLATION

Inflation and deflation affect the costs incurred by the Company in its purchase of merchandise and in certain components of its SG&A expenses. The Company attempts to offset the effects of inflation, which has occurred in recent years in SG&A, expenses through price increases and control of expenses, although the Company's ability to increase prices is limited by competitive factors in its markets. The Company attempts to offset the effects of merchandise deflation, which has occurred in recent years, through control of expenses.

SEASONALITY

The Company's business, like that of most retailers, is subject to seasonal influences, with a significant portion of net sales and net income realized during the fall season, which includes the fourth quarter Christmas selling season. In light of these patterns, SG&A expenses are typically higher as a percentage of net sales during the first three quarters of each year, and working capital needs are greater in the last two quarters of each year. The increases in working capital needs during the fall season have typically been financed with cash flow from operations, borrowings under the Company's revolving credit agreement and cash provided from maintaining a proprietary credit card securitization program. Generally, more than 30% of the Company's net sales and more than 50% of net income are generated during the fourth fiscal quarter.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, became effective for the Company in the first quarter of 2001. Under SFAS 133, all derivative instruments are recognized in the balance sheet at fair value, and changes in fair value of the effective portion of cash flow hedges are included in other comprehensive income as a component of shareholders' equity. Changes in the fair value of the noncash flow hedges and the ineffective portion of cash flow hedges are recognized immediately in earnings. The adoption of this standard had no material impact on the Company's financial position or results of operations.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of SFAS No. 125," became effective for the Company in the first quarter of 2001. The standard introduced disclosures, which the Company adopted in 2000 and are presented in Note 3 of the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which replaced APB Opinion No. 16 and disallowed the future use of the pooling-of-interests method of accounting for business combinations. This standard is effective for all business combinations occurring after June 30, 2001.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which superseded APB Opinion No. 17 and revised the financial accounting and reporting for goodwill and intangible assets. Among the revisions and guidance set forth in SFAS No. 142 are the discontinuation of the amortization of goodwill and certain intangible assets, periodic testing (at least annually) for the impairment of goodwill and intangible assets at the reporting unit level, and additional financial statement disclosures. This standard will be effective for the Company in the first quarter of 2002. The Company anticipates a one-time charge of approximately $46 million, before and after income taxes, in the first quarter of 2002 related to the goodwill of SFAE. This charge is reflective of the cumulative effect of adopting the accounting principle following sequential periods of poor operating income and reduced market values for luxury retailers. Additionally, annual amortization charges of goodwill of approximately $13 million will cease.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121 and replaced certain provisions of APB Opinion No. 30. This standard reemphasizes significant issues addressed by SFAS 121 related to the recognition and measurement of the impairment of long-lived assets, whether held and used or to be disposed of by sale. This standard also extends the provisions of APB 30 regarding the reporting of discontinued operations, separate from continuing operations, to include "a component of an entity" that has either been disposed or is held for sale. This standard will be effective for the Company in the first quarter of 2002. The Company is in the process of determining the impact that this standard will have on its consolidated financial statements. It is not expected that the standard will have a significant impact on the consolidated financial position or results from operations. However, the standard may affect the presentation of income and expenses associated with closed or disposed stores.

RELATED PARTY TRANSACTIONS

During 2001, the Company engaged the services of a law firm and an energy management consulting firm each of whose principals include family members of certain executive officers. Fees paid to these firms were at market rates and aggregated approximately $0.4 million in 2001. The Company leases one store location from a partnership in which one of the Company's Directors serves as the 1.5% general partner. Rents associated with this store are approximately $0.7 million annually. The Company has also loaned amounts aggregating less than $2 million to certain executive officers as a component of the Company's compensation programs. The Company does not believe these services, fees and loans are material to the consolidated financial position or results from operations.

FORWARD-LOOKING INFORMATION

Certain information presented in this report addresses future results or expectations and is considered "forward-looking" information within the definition of the Federal securities laws. Forward-looking statements can be identified through the use of words such as "may," "will," "intend," "plan," "project," "expect," "anticipate," "should," "would," "believe," "estimate," "contemplate," "possible," "attempts", "seeks" and "point." The forward-looking information is premised on many factors. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management's assumptions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk primarily arises from changes in interest rates and the U.S. equity, securitization and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities and, if appropriate, through the use of derivative financial instruments. Although the Company maintains no derivative financial instruments at February 2, 2002, such instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly defined in its risk management policies.

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

The Company's assumptions in measuring the retained interests in accounts receivable as of and for the period ended February 2, 2002 and the sensitivity of the fair value to immediate 10% and 20% adverse changes in those assumptions are as follows:


                                                                             Fair Value      Fair Value
                                                                              Impact of      Impact of
                                                                             10% Adverse    20% Adverse
                                                                 Assumption    Change          Change
---------------------------------------------------------------------------------------------------------
Weighted average interest rates applied to credit card balances    21.1%       $ (11.4)       $ (23.0)
Weighted average payment rate                                      14.4%       $  (7.3)       $ (13.6)
Credit losses expected from the February 2, 2002 principal          3.4%       $  (4.2)       $  (8.5)
    amount of receivables sold
Weighted average cost of funding                                    4.2%       $  (2.0)       $  (3.9)

---------------------------------------------------------------------------------------------------------


These sensitivities are hypothetical and should be used with caution. The effect of an adverse change in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might alter the reported sensitivities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       SAKS INCORPORATED & SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME


                                                                                    YEAR ENDED
---------------------------------------------------------------------------------------------------------------
(In Thousands, except per share amounts)                              February 2,   February 3,    January 29,
                                                                          2002          2001           2000
                                                                     ------------------------------------------
NET SALES                                                             $ 6,070,568   $ 6,581,236    $ 6,434,167
---------------------------------------------------------------------------------------------------------------

Cost of sales (excluding depreciation and amortization)                 3,960,129     4,211,707      4,028,779
---------------------------------------------------------------------------------------------------------------

      Gross margin                                                      2,110,439     2,369,529      2,405,388
Selling, general and administrative expenses                            1,389,287     1,433,357      1,359,386
Other operating expenses
    Property and equipment rentals                                        200,932       196,813        187,829
    Depreciation and amortization                                         219,773       214,099        178,775
    Taxes other than income taxes                                         156,788       163,745        155,724
    Store pre-opening costs                                                 5,130         6,196         13,342
Losses from long-lived assets                                              32,621        73,572         12,547
Integration charges                                                         1,539        19,886         35,660
Year 2000 expenses                                                              -             -          5,917
---------------------------------------------------------------------------------------------------------------

      OPERATING INCOME                                                    104,369       261,861        456,208

Interest expense                                                         (131,039)     (149,995)      (138,968)
Other income (expense), net                                                 1,083         3,733            140
---------------------------------------------------------------------------------------------------------------

      INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS                  (25,587)      115,599        317,380
Provision (benefit) for income taxes                                       (9,851)       40,383        118,476
---------------------------------------------------------------------------------------------------------------

      INCOME BEFORE EXTRAORDINARY ITEMS                                   (15,736)       75,216        198,904
Extraordinary gain (loss) on early extinguishment of debt, net of taxes    16,058             -         (9,261)
---------------------------------------------------------------------------------------------------------------

NET INCOME                                                            $       322   $    75,216    $   189,643
---------------------------------------------------------------------------------------------------------------

Earnings per common share:
    Basic earnings per common share before extraordinary items        $     (0.11)  $      0.53    $      1.38
    Extraordinary gain (loss)                                                0.11             -          (0.06)
---------------------------------------------------------------------------------------------------------------

    Basic earnings per common share                                   $      0.00   $      0.53    $      1.32
---------------------------------------------------------------------------------------------------------------

    Diluted earnings per common share before extraordinary items      $     (0.11)  $      0.53    $      1.36
    Extraordinary gain (loss)                                                0.11             -          (0.06)
---------------------------------------------------------------------------------------------------------------

    Diluted earnings per common share                                 $      0.00   $      0.53    $      1.30
---------------------------------------------------------------------------------------------------------------

Weighted average common shares:
    Basic                                                                 141,988       141,656        144,174
    Diluted                                                               141,988       142,718        146,056

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.
---------------------------------------------------------------------------------------------------------------

                    SAKS INCORPORATED & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS


                                                                       February 2,   February 3,
(In Thousands)                                                            2002           2001
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $    99,102    $    64,660
    Retained interest in accounts receivable                               239,420        220,809
    Merchandise inventories                                              1,295,878      1,522,203
    Other current assets                                                    74,960         69,378
    Deferred income taxes, net                                              60,569         39,188
--------------------------------------------------------------------------------------------------

      TOTAL CURRENT ASSETS                                               1,769,929      1,916,238

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                              2,246,818      2,390,850
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION                              360,580        511,333
DEFERRED INCOME TAXES, NET                                                 173,077        178,118
OTHER ASSETS                                                                45,117         54,072
--------------------------------------------------------------------------------------------------

      TOTAL ASSETS                                                     $ 4,595,521    $ 5,050,611
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                   $   282,750    $   319,537
    Accrued expenses                                                       386,600        400,235
    Accrued compensation and related items                                  65,083         59,975
    Sales taxes payable                                                     47,284         44,885
    Current portion of long-term debt                                        5,061          5,650
--------------------------------------------------------------------------------------------------

      TOTAL CURRENT LIABILITIES                                            786,778        830,282

LONG-TERM DEBT                                                           1,356,580      1,801,657
OTHER LONG-TERM LIABILITIES                                                180,726        124,843

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock                                                            14,399         14,313
    Additional paid-in capital                                           2,119,343      2,115,091
    Accumulated other comprehensive loss                                   (28,904)        (1,852)
    Retained earnings                                                      166,599        166,277
--------------------------------------------------------------------------------------------------

      TOTAL SHAREHOLDERS' EQUITY                                         2,271,437      2,293,829
--------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 4,595,521    $ 5,050,611
--------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------------------------

          SAKS INCORPORATED & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN
                                                            SHAREHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                             Other
                                        Common     Common     Additional                 Comprehensive       Total
                                         Stock      Stock      Paid-In      Retained        Income       Shareholders'
(In Thousands)                          Shares     Amount      Capital      Earnings        (Loss)           Equity
-----------------------------------------------------------------------------------------------------------------------

Balance at January 30, 1999              144,010  $   14,401 $  2,099,243  $   (98,582)   $    (7,487)   $    2,007,575
    Net income                                                                 189,643                          189,643
    Change in minimum pension liability                                                         7,487             7,487
                                                                                                         --------------
    Comprehensive income                                                                                        197,130
    Issuance of common stock                 809         80        15,932                                        16,012
    Income tax benefits related to
      employee stock plans                                          4,942                                         4,942
    Decrease in tax valuation allowance                            16,000                                        16,000
    Repurchase of common stock            (2,004)      (200)      (33,116)                                      (33,316)
------------------------------------------------------------------------------------------------------------------------

Balance at January 29, 2000              142,815     14,281     2,103,001       91,061              -         2,208,343
    Net income                                                                  75,216                           75,216
    Change in minimum pension liability                                                        (1,852)           (1,852)
                                                                                                         --------------
    Comprehensive income                                                                                         73,364
    Issuance of common stock               1,715        172        17,296                                        17,468
    Income tax expense related to
      employee stock plans                                         (1,323)                                       (1,323)
    Decrease in tax valuation allowance                            15,405                                        15,405
    Net activity under stock                 644         64         5,518                                         5,582
      compensation plans
    Repurchase of common stock            (2,041)      (204)      (24,806)                                      (25,010)
------------------------------------------------------------------------------------------------------------------------

Balance at February 3, 2001              143,133     14,313     2,115,091      166,277         (1,852)        2,293,829
    Net income                                                                     322                              322
    Change in minimum pension liability                                                       (27,052)          (27,052)
                                                                                                         --------------
    Comprehensive income (loss)                                                                                 (26,730)
    Issuance of common stock                 524         52         3,329                                         3,381
    Income tax expense related to
      employee stock plans                                         (1,639)                                       (1,639)
    Net activity under stock
      compensation plans                     792         80         6,102                                         6,182
    Repurchase of common stock              (460)       (46)       (3,540)                                       (3,586)
------------------------------------------------------------------------------------------------------------------------

Balance at February 2, 2002              143,989  $  14,399  $  2,119,343  $   166,599    $   (28,904)   $    2,271,437
------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

          SAKS INCORPORATED & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS


(in Thousands)                                                                            Year Ended
--------------------------------------------------------------------------------------------------------------------
                                                                            February 2,   February 3,    January 29,
                                                                               2002           2001           2000
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                              $     322      $  75,216      $ 189,643
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Extraordinary (gain) loss on extinguishment of debt                   (16,058)             -          7,310
        Depreciation and amortization                                         219,773        214,099        178,775
        Provision for employee stock compensation                               6,182          5,582          7,736
        Deferred income taxes                                                   1,065         73,671         69,595
        Losses from long-lived assets                                          32,621         73,572         12,547
        Changes in operating assets and liabilities:
           Retained interest in accounts receivable                           (18,611)         4,491        (42,538)
           Merchandise inventories                                            189,266        (29,428)      (101,848)
           Other current assets                                               (26,811)        14,234          3,346
           Accounts payable and accrued liabilities                           (41,881)        48,063       (108,395)
           Other operating assets and liabilities                              28,104          5,952         (6,423)
--------------------------------------------------------------------------------------------------------------------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                        373,972        485,452        209,748
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchases of property and equipment                                      (219,838)      (274,852)      (430,348)
    Proceeds from sale of stores and property and equipment                   305,441         26,107         22,514
--------------------------------------------------------------------------------------------------------------------

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 85,603       (248,745)      (407,834)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Payments on long-term debt                                               (422,829)        (8,267)      (252,345)
    Net borrowings (repayments) under revolving credit agreement                    -       (159,000)      (449,000)
    Proceeds from long-term debt                                                    -              -        550,000
    Change in cash held in escrow for debt redemption                               -              -        363,753
    Purchases and retirements of common stock                                  (3,586)       (25,010)       (33,316)
    Proceeds from issuance of stock                                             1,282            670          5,802
--------------------------------------------------------------------------------------------------------------------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (425,133)      (191,607)       184,894
--------------------------------------------------------------------------------------------------------------------

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    34,442         45,100        (13,192)
Cash and cash equivalents at beginning of year                                 64,660         19,560         32,752
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                    $  99,102      $  64,660      $  19,560
--------------------------------------------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING ACTIVITIES ARE FURTHER DESCRIBED IN THE ACCOMPANYING NOTES.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------------------------------------------

     SAKS INCORPORATED & SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 ORGANIZATION

Saks Incorporated (hereinafter the "Company") is a national retailer currently operating through subsidiaries luxury and traditional department stores. The Company operates the Saks Department Store Group ("SDSG"), which consists of stores operated under the following nameplates: Proffitt's, McRae's, Younkers, Parisian, Herberger's, Carson Pirie Scott ("Carson's"), Bergner's and Boston Stores. The Company also operates Saks Fifth Avenue Enterprises ("SFAE"), which consists of Saks Fifth Avenue stores and Saks Off 5th stores.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform to the presentation in the current period. These reclassifications have no effect on previously reported total assets, shareholders' equity, net income or cash flows.

The Company`s fiscal year ends on the Saturday closest to January 31. Fiscal year 2001 ("2001") contained 52 weeks and ended on February 2, 2002. Fiscal year 2000 ("2000") contained 53 weeks and ended on February 3, 2001. Fiscal year 1999 ("1999") contained 52 weeks and ended on January 29, 2000.

NET SALES

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold.

Revenues from shipping and handling included in net sales were $8,572 in 2001, $10,597 in 2000 and $10,348 in 1999. Commissions from leased departments were $40,988, $41,260 and $36,665 in 2001, 2000 and 1999, respectively. Leased department sales were $276,164 in 2001, $277,050 in 2000 and $244,806 in 1999 and were excluded from net sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily consists of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Restricted cash associated with the accounts receivable securitization program is included in "Retained Interest in Accounts Receivable." This restricted cash is comprised of lockbox receipts of proprietary credit card payments and finance charge collections held in a trust.

RETAINED INTEREST IN ACCOUNTS RECEIVABLE

Receivables generated from the sale of merchandise using the Company's proprietary credit cards are securitized through the sale of an undivided interest to third-party investors for a portion of the receivables portfolio. A gain or loss is recorded equal to the excess or deficiency of the estimated fair value of the consideration to be received over the cost of the receivables sold. The Company estimates fair value based on the present value of expected future cash flows determined using management`s best estimates of portfolio yield, credit losses, payment rates and the weighted average cost of funding. The carrying value of the Company`s retained interest approximates fair value, and the Company retains the servicing rights to all receivables sold.

MERCHANDISE INVENTORIES AND COST OF SALES

Merchandise inventories are valued by the retail method and are stated at the lower of cost (last-in, first-out ["LIFO"]) or market and include freight and certain buying and distribution costs. The Company also takes markdowns related to slow moving inventory, ensuring the appropriate inventory valuation. At February 2, 2002 and February 3, 2001, the LIFO value of inventories exceeded market value and, as a result, inventory was stated at the lower market amount.

Consignment merchandise on hand of $110,567 and $99,737 at February 2, 2002 and February 3, 2001, respectively, is not reflected in the consolidated balance sheets.

Consistent with industry business practice, the Company receives reimbursement from certain vendors for excessive markdowns related to the vendor's merchandise. These reimbursements are included in Cost of Sales in the fiscal period in which the excessive markdowns are incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas, advertising, certain store and headquarters occupancy, operating and maintenance costs (exclusive of rent, depreciation, and property taxes), insurance programs, telecommunications, and other operating expenses not specifically categorized elsewhere in the consolidated statements of income. The Company receives allowances from merchandise vendors in conjunction with incentive compensation programs for employees who sell the vendors' merchandise. These allowances are netted against the related compensation expense. Amounts received from vendors related to compensation programs were $67,731, $56,769 and $52,912 in 2001, 2000 and 1999, respectively.

Direct response advertising relates primarily to the production and distribution of merchandise catalogs and is amortized over the estimated life of the catalog, which generally does not exceed eight weeks. Unamortized direct response advertising amounts included in other current assets in the consolidated balance sheets at February 2, 2002 and February 3, 2001 were $172 and $2,901, respectively. All other advertising and sales promotion costs are expensed in the period incurred.

Consistent with industry practice, the Company and certain of its merchandise vendors jointly produce and distribute print and television media. Gross expenditures for such advertising is reduced by the portion funded by the vendor, and the net advertising expense is included in selling, general and administrative expenses. Amounts received from vendors related to these cooperative advertising programs were $85,388, $101,558 and $98,086 in 2001, 2000 and 1999, respectively. Net advertising expenses were $195,765, $222,020 and $220,303 in 2001, 2000 and 1999, respectively.

STORE PRE-OPENING COSTS

Store pre-opening costs primarily consist of payroll and related media costs incurred in connection with new store openings and are expensed when incurred.

PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost less accumulated depreciation. Capital expenditures are reduced when the Company receives cash and allowances from merchandise vendors to fund the construction of vendor shops and cash from developers to fund building improvements. For financial reporting purposes, depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 20 to 40 years while fixtures and equipment are primarily depreciated over 3 to 15 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over 3 to 10 years. Costs incurred in the discovery and post-implementation stages of obtaining internal computer software are expensed as incurred.

At each balance sheet date and as changes in circumstances arise, the Company evaluates the recoverability of its property and equipment based upon the utilization of the assets and expected future cash flows in accordance with SFAS No. 121, "Impairment of Long-lived Assets." Write-downs associated with the evaluation and any gains or losses on the sale of assets recorded at the time of disposition are reflected in "Losses from Long-lived Assets."

GOODWILL AND INTANGIBLES

The Company has allocated the purchase price of purchase transactions first to identifiable tangible assets and liabilities based on estimates of their fair value, with the remainder allocated to intangible assets and goodwill. Amortization of goodwill and intangibles is provided on a straight-line basis over the estimated useful lives of the various intangible assets ranging from 5 to 40 years. The Company recognized amortization expense of $13,084, $19,659, and $17,593 in 2001, 2000, and 1999, respectively. As of February 2, 2002 and February 3, 2001, the accumulated amortization of goodwill and intangible assets was $74,529 and $76,322, respectively.

At each balance sheet date or as changes in circumstances arise, the Company evaluates the recoverability of goodwill and intangible assets by comparing the carrying cost of the assets to their fair value. Fair value is based upon utilization of the assets and expected future cash flows. In 2001 and 2000, the Company recorded charges of approximately $18,000 and $42,000, respectively, related to dispositions and impairments of goodwill and intangibles which are included in "Losses from Long-lived Assets" in the consolidated statements of income. The 2001 charges primarily relate to the write-off of Saks Direct goodwill and intangible assets resulting from the reorganization of that business. The 2000 charges primarily relate to the write-down of goodwill associated with the sale of nine SDSG stores.

In the first quarter of 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," which revised the financial accounting and reporting for goodwill and intangible assets. The Company will have two reporting units, SDSG and SFAE, for purposes of measuring recoverability of goodwill. The Company anticipates a one-time charge of approximately $46,000 related to the goodwill of SFAE and representing the cumulative effect of adopting the accounting standard.

DERIVATIVES

The Company uses financial derivatives only to manage its costs and risks in conjunction with specific business transactions.

Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," all derivative instruments are recognized on the balance sheet at fair value, and changes in fair value of the effective portion of cash flow hedges are included in other comprehensive income as a component of shareholders' equity. Changes in the fair value of the noncash flow hedges and the ineffective portion of cash-flow hedges are recognized immediately in earnings. This standard became effective in the first quarter of 2001 and the adoption of this standard had no material impact on the Company's financial position or results of operations.

There were no derivative instruments held by the Company at February 2, 2002. However, during 2001, the Company entered into a commodity management agreement with Enron Energy Services that served to hedge certain of the Company's exposures to energy price volatility. Upon Enron's bankruptcy filing in the fourth quarter of 2001, the Company terminated the agreement.

At February 3, 2001, the Company maintained one interest rate swap agreement used to convert a portion of its fixed rate senior notes to variable rate debt. During 2001, the Company terminated this agreement in conjunction with the retirement of the underlying debt.

STOCK-BASED COMPENSATION PLANS

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method. Compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. Pro forma disclosures of net income and earnings per share are presented in Note 10, as if the fair value method had been applied.

PENSION PLANS

Pension expense is based on information provided by an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to associates and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company's funding policy provides that payments to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. The Company may also provide additional payments from time to time, not to exceed the maximum tax-deductible limitation.

The pension plans are valued annually on November 1st. The projected unit credit method is utilized in recognizing the pension liabilities.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE

Basic earnings per share ("EPS") have been computed based on the weighted average number of common shares outstanding.


                                        2001                        2000                        1999
--------------------------------------------------------  --------------------------  --------------------------
                                                  Per                         Per                         Per
                               Income            Share                       Share                       Share
                               (Loss)   Shares   Amount    Income   Shares   Amount    Income   Shares   Amount
--------------------------------------------------------  ------------------------------------------------------
Basic EPS - income (loss)
before extraordinary items  $ (15,736)  141,988  $ (0.11) $ 75,216  141,656   $ 0.53  $198,904  144,174   $ 1.38

Effect of dilutive stock
    options                                   -                       1,062                       1,882
                            ----------------------------- ------------------------------------------------------

Diluted EPS - income (loss)
before extraordinary items  $ (15,736)  141,988  $ (0.11) $ 75,216  142,718   $ 0.53  $198,904  146,056   $ 1.36
--------------------------------------------------------  ------------------------------------------------------

The Company had 2,510 of dilutive shares for 2001 that were not included in the computation of EPS because the Company had an operating loss.

Additionally, the Company had 27,051, 14,910 and 9,181 options to purchase shares of common stock outstanding at 2001, 2000 and 1999, respectively, that were not included in the computation of diluted EPS because the exercise price of the options was greater than the market price of the common shares. At February 2, 2002, these options had exercise prices ranging from $9.21 to $48.78 per share. If the market price becomes greater than the exercise price, these options will be dilutive and the treasury stock method will be applied to determine the number of dilutive shares.

NOTE 3 ACCOUNTS RECEIVABLE SECURITIZATIONS

Asset securitization is the process whereby proprietary credit card receivable balances are converted into securities generally referred to as asset-backed securities. The securitization of credit card receivables is accomplished primarily through public and private issuances of these asset-backed securities. Asset securitization removes credit card receivables from the consolidated balance sheet through the sale of the securities.

The Company's proprietary credit cards are issued by National Bank of the Great Lakes ("NBGL"), a wholly owned subsidiary. Receivables generated from the sale of merchandise on these credit cards are sold by NBGL to another wholly owned subsidiary, Saks Credit Corporation ("SCC"). SCC transfers, conveys and assigns all its rights and interests, including its interests in proceeds, in the receivables to a trust ("Saks Credit Card Master Trust, or SCCMT"). SCCMT was formed pursuant to the Master Pooling and Services Agreement by and among Saks Incorporated as Servicer, Saks Credit Corporation as Transferor and Wells Fargo Bank as Trustee. SCCMT maintains no indebtedness. As Servicer, the Company is responsible for administering the credit card program, including the collection and application of funds with respect to SCCMT. The Trustee ensures that such servicing and administration is conducted in accordance with the Master Pooling and Services Agreement. Certificates representing undivided beneficial interests in the pool of receivables held in SCCMT are issued to third party investors, proceeds from which are remitted back to SCC as consideration for its conveyance of receivables to SCCMT. SCC retains an interest in SCCMT that is subordinate to third party investor interests in their rights to cash flows from receivables and repayment. The amount of receivables representing certificates sold to third party investors are accounted for as having been sold pursuant to SFAS 140; and the subordinated interest of SCC is recorded as an owned asset under Retained Accounts Receivable on the Company's balance sheet.

Prior to maturity, third party investors are paid a coupon rate of interest on the balance of certificates issued. Interest is paid from cash held in SCCMT representing collections of principal and finance charge income payments on accounts by customers. On a monthly basis, after all such interest has been paid to the third party investors, SCC is entitled to any residual cash collected for such month.

The certificates mature at the dates indicated in the following table subject to certain terms and conditions. The most significant terms and conditions include: a limitation on sold certificates (approximately 85% to 90% of the pool of receivables), a minimum net yield on the portfolio (net yield is defined as the quotient of gross finance charges collected from customers, minus a servicing fee paid to the Company, minus the amount of defaulted receivables, minus the amount of interest paid to third party investors; divided by the outstanding principal balance of certificates issued by SCCMT; all stated on an annualized basis.) a minimum customer payment rate and, for the variable certificate only, a minimum fixed charge ratio of 1 to 1 if and when availability under the Company's revolving credit agreement decreases to less than $100 million. The fixed charge coverage ratio and availability requirement contained in the agreements governing the variable funding certificates is identical to the requirement contained in the Company's revolving credit agreement. This provision relates to the Company and its financial condition as Servicer under the Master Pooling and Servicing Agreement.

Noncompliance with the terms and conditions could result in acceleration of the maturity dates. Upon maturity, the certificate owners are repaid with cash collections of principal payments made by customers until such time their ownership interests are satisfied, after which the Company receives all such cash to recover its residual ownership interest. Maturity dates for securitization instruments are determined based on 1) the minimum and maximum maturities as established by investors in the market for similar instruments; and 2) the aggregate level of receivables expected to be held by SCCMT and the timing and magnitude of the related cash flows. Historically, all maturing securitization instruments have been successfully renewed or refinanced on acceptable terms.

The Company's and the certificate holders' owned interest in the receivables at February 2, 2002 and February 3, 2001, are as follows:

                                                                            February 2,     February 3,
                                                                                2002            2001
-------------------------------------------------------------------------------------------------------
Amount of receivables securitized                                           $1,295,608      $1,365,269
Amounts sold to third-party investors                                       (1,147,731)     (1,212,032)
-------------------------------------------------------------------------------------------------------

Retained interest in amount of receivables securitized                         147,877         153,237
Restricted cash associated with securitization                                  34,482          27,551
Fair value of residual interest in amounts sold to third-party investors        37,728          31,123
Receivables not securitized                                                     19,333           8,898
-------------------------------------------------------------------------------------------------------

Retained interest in accounts receivable                                    $  239,420      $  220,809
-------------------------------------------------------------------------------------------------------

The Company has the ability to issue certificates of beneficial interest in fixed or variable denominations with fixed or variable implicit discount rates. At February 2, 2002, the Company had available the following funding sources:

                                      Amount
                                    Outstanding         Average
                                    February 2,       Outstanding           Maturity
       Funding Capacity                2002           During 2001             Date
-------------------------------------------------------------------------------------------
Fixed amount                        $  355,675        $  355,675            July 2002
Fixed amount                           180,000           180,000           August 2002
Fixed amount                            41,000            41,000         September 2002
Fixed amount                           434,250           434,250            July 2006
Variable amount up to $315,000         136,806           187,431          November 2002
-------------------------------------------------------------------------------------------

                                    $1,147,731        $1,198,356
-------------------------------------------------------------------------------------------------------

While the Company has no obligations to reimburse the trust or investors for credit losses, the Company is obligated to repurchase receivables related to customer credits such as merchandise returns and other receivables defects.

Income, losses and expenses associated with the credit card receivables are included in selling, general and administrative expenses. For 2001, 2000 and 1999, these amounts are as follows:

                                                                          2001           2000           1999
---------------------------------------------------------------------------------------------------------------
Finance charge income and fees                                         $ 268,005      $ 269,812      $ 246,914
Securitization gains                                                       6,247          6,972         19,456
Finance charge income and fees retained by certificate holders           (52,020)       (77,119)       (65,156)

Bad debt expense:
    Write-offs, net of recoveries, including fraud                       (81,957)       (81,451)       (69,656)
    Change in the allowance for bad debts                                  3,560         13,197          4,248
---------------------------------------------------------------------------------------------------------------
                                                                         (78,397)       (68,254)       (65,408)

Net credit card contribution before operating and marketing expenses,
    overhead and other financing costs                                 $ 143,835      $ 131,411      $ 135,806
---------------------------------------------------------------------------------------------------------------

Finance charge income and fees retained by certificate holders represent the coupon interest rate on the principal balances of the SCCMT certificates held by the certificate holders. Gains are recorded at the time of the sale equal to the excess of the fair value of the receivables sold over the cost of the receivables sold. Cash associated with the gains is realized as the underlying credit card receivables are paid down.

The Company's assumptions in measuring the retained interests in accounts receivable as of and for the year ended February 2, 2002 and the sensitivity of the fair value to immediate 10% and 20% adverse changes in those assumptions are as follows:


                                                                                 Fair Value      Fair Value
                                                                                 Impact of       Impact of
                                                                                10% Adverse     20% Adverse
                                                                  Assumption       Change          Change
-----------------------------------------------------------------------------------------------------------
Weighted average interest rates applied to credit card balances      21.1%        $ (11.4)        $ (23.0)
Weighted average payment rate                                        14.4%        $  (7.3)        $ (13.6)
Credit losses expected from the February 2, 2002 principal            3.4%        $  (4.2)        $  (8.5)
    amount of receivables sold
Weighted average cost of funding                                      4.2%        $  (2.0)        $  (3.9)
-----------------------------------------------------------------------------------------------------------

These sensitivities are hypothetical and should be used with caution. The effect of an adverse change in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might alter the reported sensitivities. Outstanding delinquencies associated with principal amounts of securitized receivables were $38,623 or 2.9% and $37,637 or 2.7% at February 2, 2002 and February 3, 2001, respectively.

The table below summarizes cash flow movements between the credit card trusts and the Company for 2001 and 2000.

                                                                            2001           2000
----------------------------------------------------------------------------------------------------
Net proceeds from new securitizations                                    $   434,250    $   137,053
Proceeds from collections reinvested in previous securitizations         $ 3,064,844    $ 3,185,769
Trust principal payments on previous securitizations                     $  (498,552)   $   (93,000)
Interest received on retained interests                                  $       931    $     2,251
Interest paid to third party interests in credit card related trusts     $    54,130    $    78,293
----------------------------------------------------------------------------------------------------

While the Company's store locations are distributed across 39 states, there are concentrations of related credit card receivables in certain geographic areas as illustrated below:

                                                                      Gross
                                                                   Receivables
-------------------------------------------------------------------------------

Illinois                                                                 16.8%
Alabama                                                                  11.3%
Mississippi                                                               6.1%
Wisconsin                                                                 5.8%
Florida                                                                   5.8%
New York                                                                  5.3%
California                                                                5.0%
Other states, individually less than 5%                                  43.9%
-------------------------------------------------------------------------------

                                                                       100.00%
-------------------------------------------------------------------------------


NOTE 4 PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

                                                                February 2,     February 3,
                                                                    2002            2001
-------------------------------------------------------------------------------------------
Land and land improvements                                      $  271,686      $  290,298
Buildings                                                          997,353       1,020,455
Leasehold improvements                                             594,733         587,368
Fixtures and equipment                                           1,385,548       1,375,069
Construction in progress                                            34,565          38,083
-------------------------------------------------------------------------------------------

                                                                 3,283,885       3,311,273
Accumulated depreciation                                        (1,037,067)       (922,403)
-------------------------------------------------------------------------------------------

                                                                 2,246,818       2,388,870
Property held for sale, net of accumulated depreciation                  -           1,980
-------------------------------------------------------------------------------------------

                                                                $2,246,818      $2,390,850
-------------------------------------------------------------------------------------------

For 2001 and 2000, the Company recognized charges related to property and equipment of approximately $15,000 and $31,000, respectively, that are included in losses from long-lived assets in the accompanying consolidated statements of income. The 2001 charges primarily relate to the write-off of fixed assets associated with the reorganization of Saks Direct and impairment charges taken on underproductive or closed store locations. The 2000 charges relate to impairment charges on computer software and underproductive stores. These underproductive stores, at both SDSG and SFAE, had estimated future cash flows that were not in excess of their carrying book values.

During March 2001, the Company completed the sale of nine SDSG stores to the May Department Stores Company for an aggregate purchase price of approximately $308,000. The transaction included the sale of real and personal property, along with certain merchandise inventory and customer accounts receivable. Based upon its most recent analyses at February 2, 2002, the Company believes that no additional impairment of property and equipment currently exists, other than that which has been reflected in the consolidated statements of income.

In the first quarter of 2002, the Company will adopt SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which replaced SFAS No. 121, and replaced certain provisions of APB Opinion No. 30. This standard reemphasizes significant issues addressed by SFAS 121 related to the recognition and measurement of the impairment of long-lived assets, whether held and used or to be disposed of by sale. This standard also extends the provisions of APB 30 regarding the reporting of discontinued operations, separate from continuing operations, to include "a component of an entity" that has either been disposed or is held for sale. This standard will be effective for the Company in the first quarter of 2002. The Company is in the process of ascertaining the impact that this standard will have on its consolidated financial statements. It is not expected that the standard will have a significant impact on assets, shareholders' equity or net income. However, the standard may impact the presentation of income and expenses associated with closed or disposed stores.

NOTE 5 INCOME TAXES

The components of income tax expense are as follows:

                                             2001          2000          1999
--------------------------------------------------------------------------------

Current:
    Federal                                $ (2,672)    $ (34,871)     $ 42,278
    State                                     1,808         1,583           678
--------------------------------------------------------------------------------

                                               (864)      (33,288)       42,956
Deferred:
    Federal                                   7,289        73,833        61,035
    State                                    (6,224)         (162)        8,560
--------------------------------------------------------------------------------

                                              1,065        73,671        69,595
--------------------------------------------------------------------------------

    Total expense                          $    201     $  40,383      $112,551
--------------------------------------------------------------------------------

The tax effect for extraordinary gains and losses on early extinguishment of debt was a provision of $10,052 for 2001 and a benefit of $5,925 for 1999.

Components of the net deferred tax asset or liability recognized in the consolidated balance sheets are as follows:

                                                      February 2,    February 3,
                                                          2002           2001
--------------------------------------------------------------------------------

Current:
    Deferred tax assets:
      Accrued expenses                                 $  47,492      $  50,627
      AMT credit                                           5,794          3,329
      NOL carryforwards                                   32,999         32,999
    Deferred tax liabilities;
      Retained interest in accounts receivable           (21,804)       (18,959)
      Inventory                                           (3,912)       (27,443)
      Other                                                    -         (1,365)
--------------------------------------------------------------------------------

    Net current deferred tax asset                     $  60,569      $  39,188
--------------------------------------------------------------------------------

Non-current:
    Deferred tax assets:
      Capital leases                                   $  23,076      $  20,696
      Other long-term liabilities                         73,998         33,609
      NOL carryforwards                                  225,298        248,486
    Deferred tax liabilities:
      Property and equipment                            (139,937)       (91,259)
      Other assets                                        (9,358)       (33,414)
--------------------------------------------------------------------------------

    Net noncurrent deferred tax asset                  $ 173,077      $ 178,118
--------------------------------------------------------------------------------

At February 2, 2002, the Company had $622,503 and $1,010,460 of federal and state tax net operating loss carryforwards ("NOLs"), respectively. The carryforwards will expire between 2005 and 2018. The future utilization of the federal carryforwards is restricted under federal income tax change-in-ownership rules. The Company believes it will be profitable during periods from 2002 through 2018 sufficiently to utilize the benefit of the NOLs, and it is more likely than not that the benefit of the net deferred tax assets will be realized.

A valuation allowance attributable to Carson's losses and tax basis differences was reduced by $15,405 for 2000 and $16,000 for 1999, based on management's reassessment of the realizability of the related deferred tax asset in future years. The tax benefit resulting from the reduction in the valuation allowance was credited directly to shareholders' equity given that the NOLs relate to Carson's 1991 bankruptcy.

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference are as follows:

                                                           2001          2000          1999
----------------------------------------------------------------------------------------------
Expected income taxes at 35%                              $   183      $ 40,460      $105,768
State income taxes, net of federal benefit                 (3,829)        2,848         6,100
Nondeductible merger related costs                              -        (1,694)       (1,837)
Amortization of nondeductible goodwill                      3,297         3,755         3,656
Other items, net (includes nontaxable gain in 2000)           550        (4,986)       (1,136)
----------------------------------------------------------------------------------------------

Provision for income taxes                                $   201      $ 40,383      $112,551
----------------------------------------------------------------------------------------------

The Company made income tax payments, net of refunds received, of $319 and $4,691 during 2001 and 2000, respectively, and received net tax refunds of $14,007 in 1999.

NOTE 6 LONG-TERM DEBT

A summary of long-term debt is as follows:

                                                      February 2,    February 3,
                                                          2002           2001
--------------------------------------------------------------------------------

Notes 7.25%, maturing 2004                             $  73,613      $ 350,000
Notes 7.00%, maturing 2004                                93,286        350,000
Notes 8.25%, maturing 2008                               451,550        500,000
Notes 7.50%, maturing 2010                               250,000        250,000
Notes 9.875%, maturing 2011                              141,557              -
Notes 7.375%, maturing 2019                              200,000        200,000
Revolving credit agreement                                     -              -
Real estate and mortgage                                   7,819          8,632
Capital lease obligations                                143,816        148,675
--------------------------------------------------------------------------------

                                                       1,361,641      1,807,307
Current portion                                           (5,061)        (5,650)
--------------------------------------------------------------------------------

                                                      $1,356,580     $1,801,657
--------------------------------------------------------------------------------

REVOLVING CREDIT AGREEMENT

During 2001, the Company replaced its $750,000 revolving credit agreement scheduled to mature in September 2003 with a new revolving credit agreement providing for borrowings and issuance of letters of credit up to $700,000 that will mature in November 2006. Borrowings under the new agreement are secured by substantially all of the Company's merchandise inventories and the capital stock of most of the Company's subsidiaries. Borrowings are limited to a proscribed percentage of eligible inventories. At February 2, 2002 the carrying amount of inventories securing the credit agreement was $1,202,206, and the prescribed percentage of eligible inventories exceeded the $700,000 credit limit by $117,456.

During periods in which availability under the agreement exceeds $100,000, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $100,000, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger. During 2001, weighted average borrowings and letters of credit issued under this credit agreement and its predecessor were $131,815. The highest amount outstanding under the agreement during 2001 was $385,648 in October 2001 and was principally related to the funding of seasonal working capital needs. Borrowings bear interest at LIBOR plus a percentage ranging from 2.00% to 3.00% or at a bank's base rate plus a percentage ranging from .50% to 1.50%.

The Company routinely issues stand-by and documentary letters of credit for purposes of securing foreign sourced merchandise, certain equipment leases, certain insurance programs and other contingent liabilities. Outstanding letters of credit serve to reduce availability under the revolving line of credit. During 2001, the maximum amount of letters of credit outstanding at any time was approximately $71,000 (and $46,000 outstanding at February 2, 2002).

SENIOR NOTES

The Company had $1,210,006 of outstanding senior unsecured notes at February 2, 2002. There are no financial covenants associated with these notes, and there are no debt rating triggers. The notes restrict incurring secured debt to (1) the financing associated with proprietary credit card receivables and the $700,000 revolving credit agreement and (2) debt that could be placed on certain property and equipment acquired since 1998.

Certain of the proceeds from the sale of the nine SDSG store locations in March 2001 were used to repurchase $298,410 of senior notes during 2001. The senior notes were repurchased at a discount to the carrying value resulting in an extraordinary gain on extinguishment of debt of $14,417 (net of taxes). During 2001, the Company also exchanged $141,584 of cash and $141,557 of new 9.875% Notes due 2011 for $283,141 of the 2004 Notes. The Company realized a $2,022 (net of taxes) extraordinary gain on this early extinguishment of debt resulting from the termination of an interest rate swap agreement.

OTHER ITEMS

During 1999 and in connection with the 1998 acquisition of Saks Holdings, Inc., the Company completed a repurchase of $235,841 in real estate mortgage debt and reflected an after-tax extraordinary loss of $9,261 associated with the write-off of deferred financing costs.

At February 2, 2002, maturities of long-term debt for the next five years and thereafter are as follows:

                                               Year                  Maturities
--------------------------------------------------------------------------------

                                               2002                   $   5,061
                                               2003                       5,310
                                               2004                     178,582
                                               2005                       5,087
                                               2006                       4,788
                                               Thereafter             1,162,813
--------------------------------------------------------------------------------

                                                                    $ 1,361,641
--------------------------------------------------------------------------------

The Company made interest payments of $130,053, $156,730 and $143,708, of which $4,757, $12,507 and $14,832 was capitalized during 2001, 2000 and 1999, respectively.

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under various non-cancelable capital and operating leases. The leases provide for monthly fixed amount rentals or contingent rentals based upon sales in excess of stated amounts and normally require the Company to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. Generally, the leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years.

At February 2, 2002, future minimum rental commitments under capital leases and non-cancelable operating leases consisted of the following:

                                                       Operating       Capital
                                                        Leases         Leases
--------------------------------------------------------------------------------

                         2002                         $  131,596      $  23,239
                         2003                            129,710         23,041
                         2004                            124,872         23,161
                         2005                            117,835         19,585
                         2006                            107,282         18,871
                         Thereafter                      713,211        274,671
--------------------------------------------------------------------------------

                                                       1,324,506        382,568
--------------------------------------------------------------------------------

                         Amounts representing interest                 (238,752)
--------------------------------------------------------------------------------

                         Capital lease obligations                      143,816
--------------------------------------------------------------------------------

Total rental expense for operating leases was $200,932, $196,813 and $187,829 during 2001, 2000 and 1999, respectively, including contingent rents of $24,722, $27,466 and $20,983, respectively, and common area maintenance costs of $25,815, $23,718 and $22,804, respectively.

The Company maintains two operating leases for transportation equipment that provide for a guaranteed residual value aggregating $20,000 upon expiration of the leases in 2004. Management believes that the risk of a material loss on these leases is remote.

The Company has no commitments that are tied to the value of Saks Incorporated's common stock. The Company has one agreement related to providing security to support prior years' workers' compensation obligations, which could require posting a letter of credit for $22,000 upon a reduction in debt ratings.

The Company purchases merchandise under purchase commitments and enters contractual commitments with real estate developers and construction companies for new store construction and store remodeling in the normal course of business. Commitments for purchasing merchandise generally do not extend beyond six months and may be cancelable several weeks prior to the vendor shipping the merchandise. Contractual commitments for the construction and remodeling of stores are typical lump sum or cost plus construction contracts.

The Company is involved in several legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity. The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for probable exposures. Based on annual evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company's effective tax rate in a given financial statement period may be materially impacted. At February 2, 2002, two of the Company's four open tax years were undergoing examination by the Internal Revenue Service.

NOTE 8 EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS PLANS

The Company sponsors various qualified savings plans that cover substantially all full-time employees. Company contributions charged to expense under these plans, or similar predecessor plans, for 2001, 2000 and 1999 were $9,800, $9,512 and $9,536, respectively. At February 2, 2002, total invested assets related to the employee savings plans was $466,919, of which approximately 3% was invested in the Company's stock at the discretion of the participating employees.

DEFINED BENEFIT PLANS

The Company sponsors defined benefit pension plans for many employees of Carson's and SFAE. Benefits are principally based upon years of service and compensation prior to retirement. The Company generally funds pension costs currently, subject to regulatory funding limitations.

The components of net periodic pension expense are as follows:

                                                                2001        2000        1999
-----------------------------------------------------------------------------------------------
Net periodic pension expense:
    Service cost                                              $ 12,992    $ 12,476    $ 11,584
    Interest cost                                               22,424      20,895      19,318
    Expected return on plan assets                             (24,144)    (22,906)    (21,393)
    Net amortization and deferral of prior service costs          (542)       (541)        293
-----------------------------------------------------------------------------------------------

    Net pension expense                                       $ 10,730    $  9,924    $  9,802
-----------------------------------------------------------------------------------------------

                                                                        February 2,   February 3,
                                                                           2002          2001
------------------------------------------------------------------------------------------------
Change in benefit obligation:
    Benefit obligation at beginning of year                              $ 291,040    $ 271,298
      Service cost                                                          12,992       12,476
      Interest cost                                                         22,424       20,895
      Plan amendment                                                                         79
      Actuarial loss                                                        26,852        9,255
      Benefits paid                                                        (21,129)     (22,963)
------------------------------------------------------------------------------------------------

    Benefit obligation at end of year                                    $ 332,179    $ 291,040
------------------------------------------------------------------------------------------------

Change in plan assets:
    Fair value of plan assets at beginning of year                       $ 267,339    $ 255,283
      Actual return on plan assets                                         (30,944)      18,368
      Employer contributions                                                 1,585       16,651
      Benefits paid                                                        (21,129)     (22,963)
------------------------------------------------------------------------------------------------

    Fair value of plan assets at end of year                             $ 216,851    $ 267,339
------------------------------------------------------------------------------------------------

Pension plans' funding status:
    Accumulated benefit obligation                                       $(307,296)    (268,762)
    Effect of projected salary increases                                   (24,883)     (22,278)
------------------------------------------------------------------------------------------------

Projected benefit obligation                                              (332,179)    (291,040)
Fair value of plan assets                                                  216,851      267,339
------------------------------------------------------------------------------------------------

Funded status                                                             (115,328)     (23,701)
Unrecognized actuarial (gain) loss                                          69,584      (12,950)
Unrecognized prior service cost                                              1,829        1,944
Contributions subsequent to measure date                                     2,163          174
------------------------------------------------------------------------------------------------

Accrued pension cost classified in other liabilities                     $ (41,752)   $ (34,533)
------------------------------------------------------------------------------------------------

Amounts recognized in the consolidated balance sheet:
    Accrued benefit liability                                            $ (90,848)   $ (39,419)
    Intangible asset                                                         1,713        1,849
    Additional minimum pension liability (reflected in shareholders'
      equity, net of tax                                                    47,383        3,037
------------------------------------------------------------------------------------------------

Net amount recognized                                                    $ (41,752)   $ (34,533)
------------------------------------------------------------------------------------------------

Assumptions:
Discount rate, at end of period                                              7.25%        8.00%
Expected long-term rate of return on assets, for periods ended
    February 2, 2002 and February 3, 2001                                    9.50%        9.50%
Average assumed rate of compensation increase                                4.00%        4.50%
Measurement date                                                           11/1/01      11/1/00
------------------------------------------------------------------------------------------------

At November 1, 2001, the plans' Projected Benefit Obligation exceeded the fair value of the plans' assets by $115,328. The underfunded status is reflected in the accompanying balance sheet as follows:

       Amount previously recognized through expense
       and reflected in Other Liabilities at February 2, 2002          $41,752

       Amount not recognized in expense, yet recognized in
       Other Comprehensive Income, in Other Liabilities
       and in Shareholders' Equity                                      47,383

       Amount not recognized in expense, yet reflected in
       Other Assets and Other Liabilities                                1,713

       Amount not recognized in expense and not reflected
       in Other Liabilities                                             24,480
                                                                      --------

       Total underfunded status                                       $115,328

Pension assumptions are based upon management's best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.
o To the extent the discount rate increases or decreases, the Company's Accumulated Benefit Obligation (ABO) is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $7.5 million on the ABO and $0.8 million on annual pension expense. To the extent the ABO increases, the after-tax effect of such serves to reduce Other Comprehensive Income and reduce Shareholders Equity.
o To the extent the actual rate of return on assets realized is greater than the assumed rate, that year's annual pension expense is not affected. Rather this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year's annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 15 to 20 years. The Company expects to lower the expected long-term rate of return on assets to 9.0% in 2002, which is expected to increase the annual pension expense approximately $1.0 million.
o The average rate of compensation increases is utilized principally in calculating the Projected Benefit Obligation and annual pension expense. The estimated effect of a 0.25% change in the expected compensation increase would not be material to the Projected Benefit Obligation or to annual pension expense.
o At November 1, 2001, the Company had unrecognized pension expense of $73,576 related to the delayed recognition of differences between underlying actuarial assumptions and actual results, and plan amendments. This delayed recognition of expense is incorporated into the $115,328 underfunded status of the plans as presented in the table above.

RETIREE HEALTH CARE PLANS

The Company provides health care benefits for certain groups of employees who retired before 1997. The plans were contributory with the Company providing a frozen annual credit of varying amounts per year of service. The net annual expense and liabilities for the unfunded plans reflected in the Company's consolidated balance sheets are as follows:

                                                                         February 2,   February 3,
                                                                            2002          2001
-------------------------------------------------------------------------------------------------
Change in benefit obligation:
    Benefit obligation at beginning of year                               $  7,013      $  8,879
      Interest cost                                                            529           673
      Actuarial (gain) loss                                                    675        (2,166)
      Benefits paid                                                           (639)         (373)
-------------------------------------------------------------------------------------------------

    Benefit obligation at end of year                                     $  7,578      $  7,013
-------------------------------------------------------------------------------------------------

Plan funding status:
    Accumulated post-retirement benefit obligation                        $ (7,578)     $ (7,013)
    Fair value of plan assets                                                    -             -
    ---------------------------------------------------------------------------------------------

    Funded status                                                           (7,578)       (7,013)

    Unrecognized actuarial gain                                             (5,566)       (6,762)
    Contributions subsequent to measurement date                               146           195
-------------------------------------------------------------------------------------------------

    Accrued pension cost classified in other liabilities                  $(12,998)     $(13,580)
-------------------------------------------------------------------------------------------------

Sensitivity analysis:
    Effect of a 1.0% increase in health care cost trend assumption on
      total service cost and interest cost components                     $     27      $     40
    Effect on benefit obligations                                         $    427      $    339

    Effect of a 1.0% decrease in health care cost trend assumption on
      total service cost and interest cost components                     $    (25)     $    (36)
    Effect on benefit obligation                                          $   (388)     $   (308)

Assumptions:
Discount rate                                                                7.25%         8.00%
Pre-Medicare medical inflation                                              10.00%         6.00%
Post-Medicare medical inflation                                             10.00%         6.00%
Ultimate medical inflation                                                   5.50%         5.25%
Measurement date                                                           11/1/01       11/1/00

-------------------------------------------------------------------------------------------------


NOTE 9 SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company has 10,000 shares of Series A Cumulative Convertible Exchangeable Preferred Stock authorized and no shares issued and outstanding at February 2, 2002 or February 3, 2001.

COMMON STOCK

The Company has 500,000 shares of $.10 par value common shares authorized of which 143,989 and 143,133 shares were issued and outstanding at February 2, 2002 and February 3, 2001, respectively.

In 1999 and 2001, the Company authorized share repurchase programs, each of which allowed for repurchases of up to five million of the Company's common shares. During 2001, 2000 and 1999, the Company repurchased 460, 2,041 and 2,004 shares under the program for an aggregate amount of $3,586, $25,010 and $33,316, respectively. There were 5,495 shares available for repurchase at February 2, 2002.

Each outstanding share of common stock has one preferred stock purchase right attached. The rights generally become exercisable ten days after an outside party acquires, or makes an offer for, 20% or more of the common stock. Each right entitles its holder to buy 1/200 share of Series C Junior Preferred Stock at an exercise price of $278 per 1/100 of a share, subject to adjustment in certain cases. The rights expire in March 2008. Once exercisable, if the Company is involved in a merger or other business combination or an outside party acquires 20% or more of the common stock, each right will be modified to entitle its holder (other than the acquirer) to purchase common stock of the acquiring company or, in certain circumstances, common stock having a market value of twice the exercise price of the right.

During 2000, the Company began presenting the unearned restricted stock grants issued under its stock compensation programs as a component of shareholders' equity. The Company had previously presented the unearned restricted stock grants as a component of other long-term liabilities. Included in the 2000 issuance of common stock in the consolidated statement of changes in shareholders' equity is approximately $11,685 related to this reclassification.

NOTE 10 EMPLOYEE STOCK PLANS

STOCK OPTIONS AND GRANTS

The Company utilizes the intrinsic value method of accounting for stock option grants. As the option exercise price is generally equal to fair value of the common shares at the date of the option grant, no compensation cost is recognized. Had compensation cost for the Company's stock-based compensation plans been determined under the fair value method, using the Black-Scholes option-pricing model, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                   2001                   2000                  1999
--------------------------------------------------------------------------------------------------------------
                                               As         Pro         As         Pro        As         Pro
                                            Reported     Forma     Reported     Forma    Reported     Forma
--------------------------------------------------------------------------------------------------------------
Net income (loss)                           $   322    $ (26,873)   $75,216    $ 55,805  $ 189,643   $ 177,343
Basic earnings (loss) per common share      $  0.00    $   (0.19)   $  0.53    $   0.39  $    1.32   $    1.23
Diluted earnings (loss) per common share    $  0.00    $   (0.19)   $  0.53    $   0.39  $    1.30   $    1.21
--------------------------------------------------------------------------------------------------------------

The four assumptions for determining compensation costs under the fair value method include (1) a risk-free interest rate based on zero-coupon government issues on each grant date with the maturity equal to the expected term of the option (4.85%, 6.17% and 5.84% for 2001, 2000 and 1999, respectively), (2) an expected term of seven years, (3) an expected volatility of 45.7%, 45.7% and 46.2% for 2001, 2000 and 1999, respectively, and (4) no expected dividend yield. The Black-Scholes option-pricing model does not include the inability to sell or transfer options, vesting requirements and a reduced exercise period upon termination of employment - all of which would reduce the fair value of the options.

The Company maintains stock option plans for the granting of options, stock appreciation rights and restricted shares to officers, employees and directors. At February 2, 2002 and February 3, 2001, the Company had available for grant 3,291 and 7,044 shares of common stock, respectively. Options granted generally vest over a four-year period after issue and have an exercise term of seven to ten years from the grant date. Restricted shares generally vest three to ten years after the grant date with accelerated vesting at the discretion of the Company's Board of Directors.

A summary of the stock option plans for 2001, 2000 and 1999 is presented below:

                                               2001                   2000                   1999
-----------------------------------------------------------------------------------------------------------
                                                    Weighted              Weighted                Weighted
                                                     Average               Average                 Average
                                                    Exercise              Exercise                Exercise
                                         Shares       Price     Shares      Price      Shares       Price
-----------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         25,094     $ 15.20     11,892    $ 21.92      10,518     $ 21.63
Granted                                   4,707       11.18     14,964      10.35       2,549       24.13
Exercised                                  (267)       8.75        (76)      7.54        (353)      16.30
Forfeited                                (1,932)      15.24     (1,686)     19.69        (822)      27.54
-----------------------------------------------------------------------------------------------------------

Outstanding at end of year               27,602     $ 14.57     25,094    $ 15.20      11,892     $ 21.92
Options exercisable at year end          14,303     $ 16.94      7,780    $ 20.42       5,191     $ 18.94
-----------------------------------------------------------------------------------------------------------

Weighted average fair value of
    options granted during the year             $6.11                $5.88                   $13.60
-----------------------------------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at February 2, 2002:

                                       Options Outstanding                    Options Exercisable
--------------------------------------------------------------------------------------------------------
                                              Weighted
                                Number         Average      Weighted           Number        Weighted
                              Outstanding     Remaining     Average          Exercisable     Average
                             at February 2,  Contractual    Exercise        at February 2,   Exercise
  Range of Exercise Prices       2002        Life (Years)    Price              2002          Price
--------------------------------------------------------------------------------------------------------
$5.64 to $8.45                         333        3          $  6.09               265       $   5.87
$8.46 to $12.69                     18,769        8            10.58             7,099          10.65
$12.70 to $18.69                     1,281        6            15.71               984          16.01
$18.70 to $28.05                     4,326        6            21.27             3,620          21.09
$28.06 to $42.09                     2,829        6            30.59             2,271          30.85
$42.10 to $63.15                        64        5            47.45                64          47.45
--------------------------------------------------------------------------------------------------------

                                    27,602                   $ 14.57            14,303        $ 16.94
--------------------------------------------------------------------------------------------------------

The Company also granted restricted stock awards of 900, 790 and 84 shares to certain employees in 2001, 2000 and 1999, respectively. The fair value of these awards on the dates of grants was $9,621, $8,877 and $1,891 for 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, compensation cost of $6,182, $5,582 and $7,736, respectively, has been recognized in connection with these awards. The Company has committed to make additional grants of stock aggregating up to 500,000 shares upon the Company's share value attaining certain appreciated values (ranging from $17.57 to $29.30) prior to May 31, 2006.

STOCK PURCHASE PLAN

The stock purchase plan provides that an aggregate of 700 shares of the Company's common stock is available for purchase. Under the stock purchase plan an eligible employee may elect to participate by authorizing limited payroll deductions to be applied toward the purchase of common stock at a 15.0% discount to market value. Under the stock purchase plan, 123 ($0.9 million), 221 ($1.9 million), and 228 ($2.7 million) shares of the Company's common stock were purchased by employees in 2001, 2000 and 1999, respectively. At February 2, 2002, the stock purchase plan had no shares available for future offerings; however, in March 2002, the Board of Directors authorized 750 additional shares available for purchase subject to shareholder approval.

NOTE 11 FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company's cash and cash equivalents, retained interest in accounts receivable and accounts payable approximate their carrying amounts reported in the consolidated balance sheets, due to the immediate or short-term maturity of these instruments. For variable rate notes that reprice frequently, such as the revolving credit agreement, fair value approximates carrying value. The fair value of fixed rate real estate and mortgage notes is estimated using discounted cash flow analyses with interest rates currently offered for loans with similar terms and credit risk, and as of February 2, 2002 and February 3, 2001 the fair value of these notes approximated the carrying value.

The Company had one interest rate swap agreement outstanding at February 3, 2001 which had a notional amount of $175,000 related to the July 1999 issuance of the 7.0% senior notes. The agreement swapped the fixed 7.0% coupon to a variable rate based on three month LIBOR and matured in 2004. During the first quarter of 2001, this agreement was terminated in conjunction with the retirement of the underlying debt.

The fair values of the Company's financial instruments other than the instruments considered short-term in nature at February 2, 2002 and February 3, 2001 were as follows:

                                                      Carrying      Estimated
                                                       Amount       Fair Value
-------------------------------------------------------------------------------

February 2, 2002
    7.375% senior notes                               $ 200,000      $ 136,000
    8.25% senior notes                                $ 451,550      $ 388,300
    9.875% senior notes                               $ 141,557      $ 127,400
    7.25% senior notes                                $  73,613      $  69,900
    7.50% senior notes                                $ 250,000      $ 197,500
    7.00% senior notes                                $  93,286      $  88,600

February 3, 2001
    7.375% senior notes                               $ 200,000      $ 130,000
    8.25% senior notes                                $ 500,000      $ 415,000
    7.25% senior notes                                $ 350,000      $ 301,000
    7.50% senior notes                                $ 250,000      $ 200,000
    7.00% senior notes                                $ 350,000      $ 301,000

-------------------------------------------------------------------------------

The fair values of the long-term debt and interest rate swap agreement were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices.


NOTE 12 INTEGRATION CHARGES

Integration charges incurred in 2001, 2000 and 1999 (before income taxes) were as follows:

                                                                         2001          2000         1999
-----------------------------------------------------------------------------------------------------------

Severance and related benefits                                          $   415      $ 14,818     $ 11,517
Conversion and consolidation of systems and administrative operations     1,124         9,987       27,412
Merger transaction costs, principally investment banking, legal
    and other direct merger costs                                             -             -          981
Revisions to prior year estimates                                             -        (4,919)      (4,250)
-----------------------------------------------------------------------------------------------------------

                                                                       $  1,539      $ 19,886     $ 35,660
-----------------------------------------------------------------------------------------------------------

A reconciliation of the aforementioned charges to the amounts of integration costs remaining unpaid at the applicable balance sheet date is as follows:

                                                                                  2001        2000
----------------------------------------------------------------------------------------------------
Amounts unpaid at beginning of year                                            $  5,153    $ 13,576
Integration charges                                                               1,539      19,886
Amounts paid                                                                     (2,335)    (21,250)
Amounts representing non-cash charges                                            (1,511)     (7,059)
----------------------------------------------------------------------------------------------------

Amounts unpaid at end of year, principally severance to be paid through 2004      2,846    $  5,153
----------------------------------------------------------------------------------------------------

NOTE 13 SEGMENT INFORMATION

                                                                             Year Ended
                                                             -------------------------------------------
                                                             February 2,     February 3,    January 29,
                                                                 2002           2001           2000
--------------------------------------------------------------------------------------------------------
Net Sales:
    Saks Department Stores Group                             $ 3,621,819     $3,909,268     $ 3,928,926
    Saks Fifth Avenue Enterprises                              2,448,749      2,671,968       2,505,241
--------------------------------------------------------------------------------------------------------

                                                             $ 6,070,568     $6,581,236     $ 6,434,167
--------------------------------------------------------------------------------------------------------

Operating Income, before certain items:
    Saks Department Stores Group                             $   222,910     $  277,397     $   417,030
    Saks Fifth Avenue Enterprises                                (22,744)       115,730         144,455
    Other                                                        (31,691)       (31,081)        (36,998)
Certain items, net                                               (64,106)      (100,185)        (68,279)
--------------------------------------------------------------------------------------------------------

                                                             $   104,369     $  261,861     $   456,208
--------------------------------------------------------------------------------------------------------

Depreciation and Amortization:
    Saks Department Stores Group                             $   117,919     $  117,881     $    99,042
    Saks Fifth Avenue Enterprises                                 99,196         94,152          78,096
    Other                                                          2,658          2,066           1,637
--------------------------------------------------------------------------------------------------------

                                                             $   219,773     $  214,099     $   178,775
--------------------------------------------------------------------------------------------------------

Total Assets:
    Saks Department Stores Group                             $ 2,202,762     $2,568,095     $ 2,722,185
    Saks Fifth Avenue Enterprises                              1,852,648      2,018,990       1,933,172
    Other                                                        540,111        463,526         443,595
--------------------------------------------------------------------------------------------------------

                                                             $ 4,595,521     $5,050,611     $ 5,098,952
--------------------------------------------------------------------------------------------------------

Capital Expenditures:
    Saks Department Stores Group                             $    67,723     $   78,379     $   176,995
    Saks Fifth Avenue Enterprises                                 87,503         99,775         172,974
    Other                                                         64,612         96,698          80,379
--------------------------------------------------------------------------------------------------------

                                                             $   219,838     $  274,852     $   430,348
--------------------------------------------------------------------------------------------------------

"Operating Income" for the segments includes revenue, cost of sales, direct selling, general, and administrative expenses, other direct operating expenses for the respective segment and an allocation of certain operating expenses, including depreciation, shared by the two segments. "Other" consists of the assets, revenue and expenses associated with the corporate offices, certain accounting, finance, human resource, and information technology activities and other items managed on a company-wide basis. "Certain items" consist of those items that are considered to be non-recurring, infrequent or unusual and are not charged to the segments. During 2001, 2000 and 1999, certain items were comprised of the following:

                                                             2001          2000          1999
------------------------------------------------------------------------------------------------
Losses from long-lived assets                             $ (32,621)    $ (73,572)    $ (12,547)
Integration charges                                          (1,539)      (19,886)      (35,660)
Reorganization charges                                      (20,049)       (7,652)            -
Charges associated with closed stores                        (9,897)          925       (14,155)
Year 2000 expenses                                                -             -        (5,917)
------------------------------------------------------------------------------------------------

Effect of Certain Items on Operating Income                 (64,106)     (100,185)      (68,279)

Extraordinary gain (loss) on extinguishment of debt          26,110             -       (15,182)
------------------------------------------------------------------------------------------------

Total Certain Items, before income taxes                    (37,996)     (100,185)      (83,461)

Tax benefit from real estate investment                           -         4,120             -
Tax effect of certain items                                  14,450        38,571        34,054
------------------------------------------------------------------------------------------------

Total Certain Items, net of taxes                         $ (23,546)    $ (57,494)    $ (49,407)
------------------------------------------------------------------------------------------------

NOTE 14 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information, including sales and gross margin restatement data, is as follows:

                                                                          First         Second        Third        Fourth
                                                                         Quarter        Quarter       Quarter      Quarter
-----------------------------------------------------------------------------------------------------------------------------
Fiscal year ended February 2, 2002
    Total sales                                                       $  1,464,350  $  1,270,708  $  1,423,551  $  1,911,959
    Gross margin                                                           546,561       422,418       498,237       643,223
    Net income (loss)                                                       26,498       (58,389)      (21,753)       53,966
Basic earnings (loss) per common share, before extraordinary items    $       0.11  $      (0.44) $      (0.17) $       0.38
Basic earnings (loss) per common share, after extraordinary items     $       0.19  $      (0.41) $      (0.15) $       0.38
Diluted earnings (loss) per common share, before extraordinary items  $       0.11  $      (0.44) $      (0.17) $       0.38
Diluted earnings (loss) per common share, after extraordinary items   $       0.18  $      (0.41) $      (0.15) $       0.37
-----------------------------------------------------------------------------------------------------------------------------


                                                                          First         Second        Third        Fourth
                                                                         Quarter        Quarter       Quarter      Quarter
-----------------------------------------------------------------------------------------------------------------------------

Fiscal year ended February 3, 2001
    Total sales                                                       $  1,500,818  $  1,389,169  $  1,567,796  $  2,123,453
    Gross margin                                                           552,550       496,090       564,101       756,788
    Net income (loss)                                                       33,855        (5,787)       (8,149)       55,297
Basic earnings (loss) per common share, before extraordinary items    $       0.24  $      (0.04) $      (0.06) $       0.39
Basic earnings (loss) per common share, after extraordinary items     $       0.24  $      (0.04) $      (0.06) $       0.39
Diluted earnings (loss) per common share, before extraordinary items  $       0.24  $      (0.04) $      (0.06) $       0.39
Diluted earnings (loss) per common share, after extraordinary items   $       0.24  $      (0.04) $      (0.06) $       0.39
-----------------------------------------------------------------------------------------------------------------------------


NOTE 15 CONDENSED CONSOLIDATING FINANCIAL INFORMATION


The following tables present condensed consolidating financial information for 2001, 2000 and 1999 for: (1) Saks Incorporated; (2) on a combined basis, the guarantors of Saks Incorporated's Senior Notes (which are all of the subsidiaries of Saks Incorporated except for NBGL, the subsidiaries associated with the Company's proprietary credit card securitization program and other immaterial subsidiaries); and (3) on a combined basis, NBGL, the subsidiaries associated with the Company's proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the Senior Notes. The condensed consolidating financial statements presented as of and for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 reflect the legal entity compositions at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company's revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At February 2, 2002, Saks Incorporated was the sole obligor for a majority of the Company's long-term debt, owned one store location and maintained a small group of corporate employees.

   SAKS INCORPORATED & SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                             FOR THE YEAR ENDED FEBRUARY 2, 2002


                                                    SAKS         GUARANTOR       NON-GUARANTOR
(In Thousands)                                   INCORPORATED   SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                        $   16,185     $ 6,043,677       $    10,706                        $   6,070,568
Cost of sales (excluding depreciation and
  amortization)                                      10,193       3,936,928            13,008                            3,960,129
-----------------------------------------------------------------------------------------------------------------------------------

    GROSS MARGIN                                      5,992       2,106,749            (2,302)                           2,110,439
Selling, general and administrative expenses         10,806       1,498,493           102,220       $  (222,232)         1,389,287
Other operating expenses                              3,734         572,085             1,674                              577,493
Store pre-opening costs                                               5,130                                                  5,130
Integration costs                                                     1,539                                                  1,539
Losses from long-lived assets                                        32,621                                                 32,621
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                              (8,548)         (3,119)         (106,196)          222,232            104,369

OTHER INCOME (EXPENSE)
    Finance charge income, net                                                        222,232          (222,232)
    Intercompany exchange fees                                      (42,826)           42,826
    Intercompany servicer fees                                       49,407           (49,407)
    Equity in earnings of subsidiaries               52,808          45,021                             (97,829)
    Interest expense                               (105,772)        (22,127)           (3,140)                            (131,039)
    Other income (expense), net                         (68)          1,151                                                  1,083
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES
    AND EXTRAORDINARY ITEMS                         (61,580)         27,507           106,315           (97,829)           (25,587)
Provision (benefit) for income taxes                (45,844)         (6,480)           42,473                               (9,851)
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary items            (15,736)         33,987            63,842           (97,829)           (15,736)
Extraordinary items, net of taxes                    16,058                                                                 16,058
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                       $      322     $    33,987       $    63,842       $   (97,829)     $         322
-----------------------------------------------------------------------------------------------------------------------------------

         SAKS INCORPORATED & SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS
                                                          AS OF FEBRUARY 2, 2002


                                                    SAKS         GUARANTOR       NON-GUARANTOR
(In Thousands)                                   INCORPORATED   SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                    $   67,000     $    26,631       $     5,471                        $      99,102
    Retained interest in accounts receivable                                          239,420                              239,420
    Merchandise inventories                           3,349       1,292,529                                              1,295,878
    Intercompany borrowings                                           2,880            30,286       $   (33,166)
    Other current assets                                             74,960                                                 74,960
    Deferred income taxes, net                                       75,283           (14,714)                              60,569
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                 70,349       1,472,283           260,463           (33,166)         1,769,929

PROPERTY AND EQUIPMENT, NET                           7,804       2,239,014                                              2,246,818
GOODWILL AND INTANGIBLES, NET                                       360,580                                                360,580
DEFERRED INCOME TAXES, NET                                          173,077                                                173,077
OTHER ASSETS                                         15,207          26,163             3,747                               45,117
INVESTMENT IN AND ADVANCES TO
    SUBSIDIARIES                                  3,417,119         166,107                          (3,583,226)
-----------------------------------------------------------------------------------------------------------------------------------

                                                 $3,510,479     $ 4,437,224       $   264,210       $(3,616,392)     $   4,595,521
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS'
    EQUITY
CURRENT LIABILITIES
    Accounts payable                             $    1,005     $   281,745                                          $     282,750
    Accrued expenses and other current
      liabilities                                    21,979         476,933       $        55                              498,967
    Intercompany borrowings                           5,490          24,796             2,880       $   (33,166)
    Current portion of long-term debt                                 5,061                                                  5,061
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                            28,474         788,535             2,935           (33,166)           786,778

LONG-TERM DEBT                                    1,210,006         146,574                                              1,356,580
OTHER LONG-TERM LIABILITIES                             562         180,164                                                180,726
INVESTMENT BY AND ADVANCES
    FROM PARENT                                                   3,321,951           261,275        (3,583,226)
SHAREHOLDERS' EQUITY                              2,271,437                                                              2,271,437
-----------------------------------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                       $3,510,479     $ 4,437,224       $   264,210       $(3,616,392)     $   4,595,521
-----------------------------------------------------------------------------------------------------------------------------------

SAKS INCORPORATED & SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             FOR THE YEAR ENDED FEBRUARY 2, 2002


                                                    SAKS         GUARANTOR       NON-GUARANTOR
(In Thousands)                                   INCORPORATED   SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                       $      322     $    33,987       $    63,842       $   (97,829)     $         322
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Equity in earnings of subsidiaries            (52,808)        (45,021)                             97,829
      Depreciation and amortization                   1,035         218,043               695                              219,773
      Provision for employee
        stock compensation                            6,182                                                                  6,182
      Deferred income taxes                                             (55)            1,120                                1,065
      Extraordinary gain on extinguishment
        of debt                                     (16,058)                                                               (16,058)
      Losses from long-lived assets                                  32,621                                                 32,621
      Changes in operating assets and
        liabilities, net                             (8,016)        155,383           (17,300)                             130,067
-----------------------------------------------------------------------------------------------------------------------------------

        NET CASH (USED IN) PROVIDED BY
           OPERATING ACTIVITIES                     (69,343)        394,958            48,357                              373,972

INVESTING ACTIVITIES
    Purchases of property and equipment                            (217,153)           (2,685)                            (219,838)
    Proceeds from sale of assets                                    305,441                                                305,441
-----------------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                           -          88,288            (2,685)                              85,603

FINANCING ACTIVITIES
    Intercompany borrowings                         515,805        (447,792)          (68,013)
    Payments on long-term debt                     (417,158)         (5,671)                                              (422,829)
    Proceeds from issuance of stock                   1,282                                                                  1,282
Purchases and retirements of common stock            (3,586)                                                                (3,586)
-----------------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY
           (USED IN) FINANCING
           ACTIVITIES                                96,343        (453,463)          (68,013)                            (425,133)
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                             27,000          29,783           (22,341)                              34,442
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                             40,000          (3,152)           27,812                               64,660
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                  $   67,000     $    26,631       $     5,471                        $      99,102
-----------------------------------------------------------------------------------------------------------------------------------

    SAKS INCORPORATED & SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                             FOR THE YEAR ENDED FEBRUARY 3, 2001

                                                    SAKS         GUARANTOR       NON-GUARANTOR
(In Thousands)                                   INCORPORATED   SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                        $   15,073     $ 6,560,410       $     5,753                        $   6,581,236
Cost of sales (excluding depreciation and
  amortization)                                       9,845       4,190,606            11,256                            4,211,707
-----------------------------------------------------------------------------------------------------------------------------------

    GROSS MARGIN                                      5,228       2,369,804            (5,503)                           2,369,529
Selling, general and administrative expenses         11,841       1,524,483            96,698       $  (199,665)         1,433,357
Other operating expenses                              3,632         568,736             2,289                              574,657
Store pre-opening costs                                               6,196                                                  6,196
Integration costs                                                    19,886                                                 19,886
Losses from long-lived assets                                        64,134             9,438                               73,572
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                             (10,245)        186,369          (113,928)          199,665            261,861

OTHER INCOME (EXPENSE)
    Finance charge income, net                                                        199,665          (199,665)
    Intercompany exchange fees                                      (37,964)           37,964
    Intercompany servicer fees                                       42,500           (42,500)
    Equity in earnings of subsidiaries              174,959          17,797                            (192,756)
    Interest expense                               (138,130)         (9,226)           (2,639)                            (149,995)
    Other income (expense), net                                       3,733                                                  3,733
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES                           26,584         203,209            78,562          (192,756)           115,599
Provision (benefit) for income taxes                (48,632)         62,958            26,057                               40,383
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                       $   75,216     $   140,251       $    52,505       $  (192,756)     $      75,216
-----------------------------------------------------------------------------------------------------------------------------------

         SAKS INCORPORATED & SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS
                                                          AS OF FEBRUARY 3, 2001


                                                    SAKS         GUARANTOR       NON-GUARANTOR
(In Thousands)                                   INCORPORATED   SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                    $   40,000     $    (3,152)      $    27,812                        $      64,660
    Retained interest in accounts receivable                                          220,809                              220,809
    Merchandise inventories                           3,356       1,512,982             5,865                            1,522,203
    Intercompany borrowings                                          30,272            48,100       $   (78,372)                 -
    Other current assets                                             95,875           (26,497)                              69,378
    Deferred income taxes, net                                       52,782           (13,594)                              39,188
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                 43,356       1,688,759           262,495           (78,372)         1,916,238

PROPERTY AND EQUIPMENT, NET                           8,702       2,375,716             6,432                            2,390,850
GOODWILL AND INTANGIBLES, NET                                       511,333                                                511,333
DEFERRED INCOME TAXES, NET                                          178,118                                                178,118
OTHER ASSETS                                         17,782          32,763             3,527                               54,072
INVESTMENT IN AND ADVANCES TO
    SUBSIDIARIES                                  3,899,921         114,783                          (4,014,704)
-----------------------------------------------------------------------------------------------------------------------------------

                                                 $3,969,761     $ 4,901,472       $   272,454       $(4,093,076)     $   5,050,611
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS'
    EQUITY
CURRENT LIABILITIES
    Accounts payable                             $    1,007     $   316,425       $     2,105                        $     319,537
    Accrued expenses and other current
      liabilities                                    22,296         479,021             3,778                              505,095
    Intercompany borrowings                           2,029          46,071            30,272       $   (78,372)
    Current portion of long-term debt                                 5,650                                                  5,650
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                            25,332         847,167            36,155          (78,372)            830,282

LONG-TERM DEBT                                    1,650,000         151,657                                              1,801,657
OTHER LONG-TERM LIABILITIES                             600         124,243                                                124,843
INVESTMENT BY AND ADVANCES
    FROM PARENT                                                   3,778,405           236,299        (4,014,704)
SHAREHOLDERS' EQUITY                              2,293,829                                                              2,293,829
-----------------------------------------------------------------------------------------------------------------------------------

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                       $3,969,761     $ 4,901,472       $   272,454       $(4,093,076)     $   5,050,611
-----------------------------------------------------------------------------------------------------------------------------------

SAKS INCORPORATED & SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             FOR THE YEAR ENDED FEBRUARY 3, 2001


                                                    SAKS         GUARANTOR       NON-GUARANTOR
(In Thousands)                                   INCORPORATED   SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                       $   75,216     $   140,251       $    52,505       $  (192,756)     $      75,216
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Equity in earnings of subsidiaries           (174,959)        (17,797)                            192,756
      Depreciation and amortization                   1,003         211,866             1,230                              214,099
      Provision for employee
        stock compensation                            5,582                                                                  5,582
      Deferred income taxes                                          65,117             8,554                               73,671
      Losses from long-lived assets                                  64,134             9,438                               73,572
      Changes in operating assets and
        liabilities, net                            (31,381)         69,674             5,019                               43,312
-----------------------------------------------------------------------------------------------------------------------------------

        NET CASH (USED IN) PROVIDED BY
           OPERATING ACTIVITIES                    (124,539)        533,245            76,746                              485,452

INVESTING ACTIVITIES
    Purchases of property and equipment                            (258,476)          (16,376)                            (274,852)
    Proceeds from sale of assets                                     26,107                                                 26,107
-----------------------------------------------------------------------------------------------------------------------------------

        NET CASH USED IN INVESTING
           ACTIVITIES                                     -        (232,369)          (16,376)                            (248,745)

FINANCING ACTIVITIES
    Intercompany borrowings                         347,879        (292,712)          (55,167)
    Payments on long-term debt                                       (8,267)                                                (8,267)
    Net repayments under revolving
    credit agreement                               (159,000)                                                              (159,000)
    Proceeds from issuance of stock                     670                                                                    670
Purchases and retirements of common stock           (25,010)                                                               (25,010)
-----------------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY
           (USED IN) FINANCING
           ACTIVITIES                               164,539        (300,979)          (55,167)                            (191,607)
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                             40,000            (103)            5,203                               45,100
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                                  -          (3,049)           22,609                               19,560
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                  $   40,000     $    (3,152)      $    27,812                        $      64,660
-----------------------------------------------------------------------------------------------------------------------------------

    SAKS INCORPORATED & SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                             FOR THE YEAR ENDED JANUARY 29, 2000


                                                    SAKS         GUARANTOR       NON-GUARANTOR
(In Thousands)                                   INCORPORATED   SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                       $ 6,434,167                                          $   6,434,167
Cost of sales (excluding depreciation and
  amortization)                                                   4,028,779                                              4,028,779
------------------------------------------------------------------------------------------------------------------------------------

    GROSS MARGIN                                                  2,405,388                                              2,405,388
Selling, general and administrative expenses          9,752       1,458,589       $    92,259       $  (201,214)         1,359,386
Other operating expenses                              1,605         561,851           (41,128)                             522,328
Store pre-opening costs                                              13,342                                                 13,342
Integration costs                                                    35,660                                                 35,660
Losses from long-lived assets                                        12,547                                                 12,547
Year 2000 expenses                                                    5,917                                                  5,917
----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                             (11,357)        317,482           (51,131)          201,214            456,208

OTHER INCOME (EXPENSE)
    Finance charge income, net                                                        201,214          (201,214)
    Intercompany exchange fees                                      (36,712)           36,712
    Intercompany servicer fees                                       41,076           (41,076)
    Equity in earnings of subsidiaries              278,964          25,581                            (304,545)
    Interest expense                               (130,422)         (8,546)                                              (138,968)
    Other income (expense), net                                         140                                                    140
------------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE PROVISION
 (BENEFIT) FOR INCOME TAXES AND
    EXTRAORDINARY ITEMS                             137,185         339,021            145,719         (304,545)           317,380
Provision (benefit) for income taxes                (52,458)        117,310             53,624                             118,476
----------------------------------------------------------------------------------------------------------------------------------

Income before extraordinary items                   189,643         221,711             92,095         (304,545)           198,904
Extraordinary items, net of taxes                                                       (9,261)                             (9,261)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                       $  189,643     $   221,711       $    82,834       $  (304,545)     $     189,643
------------------------------------------------------------------------------------------------------------------------------------

SAKS INCORPORATED & SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                             FOR THE YEAR ENDED JANUARY 29, 2000


                                                    SAKS         GUARANTOR       NON-GUARANTOR
(In Thousands)                                   INCORPORATED   SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                       $  189,643     $   221,711       $    82,834       $  (304,545)     $     189,643
Adjustments to reconcile net income
    to net cash provided by operating activities:
      Equity in earnings of subsidiaries           (278,964)        (25,581)                            304,545                  -
      Depreciation and amortization                                 164,835            13,940                              178,775
      Provision for employee deferred compensation    7,736                                                                  7,736
      Deferred income taxes                                          72,707            (3,112)                              69,595
      Extraordinary loss on extinguishment
        of debt                                                                         7,310                                7,310
      Losses from long-lived assets                                  12,547                                                 12,547
      Changes in operating assets and
        liabilities, net                            (15,873)       (177,730)          (62,255)                            (255,858)
-----------------------------------------------------------------------------------------------------------------------------------

        NET CASH (USED IN) PROVIDED BY
           OPERATING ACTIVITIES                     (97,458)        268,489            38,717                              209,748

INVESTING ACTIVITIES
    Purchases of property and equipment                            (369,496)          (60,852)                            (430,348)
    Proceeds from sale of assets                                     22,514                                                 22,514
-----------------------------------------------------------------------------------------------------------------------------------

        NET CASH USED IN INVESTING
           ACTIVITIES                                     -        (346,982)          (60,852)                            (407,834)

FINANCING ACTIVITIES
    Intercompany borrowings                           3,606        (245,054)          241,448
    Proceeds from long-term borrowings              550,000                                                                550,000
    Payments on long-term debt                                      (16,504)         (235,841)                            (252,345)
    Net repayments under revolving credit agreement(449,000)                                                              (449,000)
    Change in cash placed in escrow for
      debt redemption                                               363,753                                                363,753
    Proceeds from issuance of stock                   5,802                                                                  5,802
    Purchases and retirements of common stock       (33,316)                                                               (33,316)
-----------------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY
           FINANCING ACTIVITIES                      77,092         102,195             5,607                              184,894
-----------------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                (20,366)         23,702           (16,528)                             (13,192)
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                             20,366         (26,751)           39,137                               32,752
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                  $        -     $    (3,049)      $    22,609                        $      19,560
-----------------------------------------------------------------------------------------------------------------------------------

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

The following Consolidated Financial Statements and Report of Independent Accountants of Saks Incorporated And Subsidiaries, included on pages 33 through 65 of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended February 2, 2002, are incorporated by reference in Item 8:

  * Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001
  * Consolidated Statements of Income for Fiscal Years Ended February 2, 2002, February 3, 2001, and January 29, 2000
  * Consolidated Statements of Changes in Shareholders' Equity for Fiscal Years Ended February 2, 2002, February 3, 2001, and January 29, 2000
  * Consolidated Statements of Cash Flows for Fiscal Years Ended February 2, 2002, February 3, 2001, and January 29, 2000
  * Notes to Consolidated Financial Statements

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



                                Saks Incorporated
Date:
December 27 , 2002                        /s/  Douglas E. Coltharp
                                          --------------------------
                                         Executive Vice President,
                                       Chief Financial Officer and
                                       Principal Financial Officer

                                              /s/  Donald E. Wright
                                              ---------------------
                                                   Donald E. Wright
                            Executive Vice President of Finance and
                                           Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                                         /s/ R. Brad Martin
                                         ------------------
                                             R. Brad Martin
                                      Chairman of the Board
                                    Chief Executive Officer
                                Principal Executive Officer

                                         /s/ Ronald de Waal
                                         ------------------
                                             Ronald de Waal
                                 Vice Chairman of the Board

                                       /s/ Julia A. Bentley
                                       --------------------
                                           Julia A. Bentley
                       Senior Vice President and Secretary

                                       /s/ Julius W. Erving
                                       --------------------
                                           Julius W. Erving
                                                   Director

                                       /s/ Michael S. Gross
                                       --------------------
                                           Michael S. Gross
                                                   Director

                                         /s/ Donald E. Hess
                                         ------------------
                                             Donald E. Hess
                                                   Director

                                        /s/ George L. Jones
                                        -------------------
                                            George L. Jones
               Chief Operating Officer of Saks Incorporated
                   President and Chief Executive Officer of
                                Saks Department Store Group
                                                   Director

                                         /s/ C. Warren Neel
                                         ------------------
                                             C. Warren Neel
                                                   Director

                                      /s/ Stephen I. Sadove
                                      ---------------------
                                          Stephen I. Sadove
                         Vice Chairman of Saks Incorporated
                                                   Director

                                   /s/ Marguerite W. Sallee
                                   ------------------------
                                       Marguerite W. Sallee
                                                   Director

                      FORM 10-K -- ITEM 14(a)(3) AND 14(c)
                       SAKS INCORPORATED AND SUBSIDIARIES

                                    EXHIBITS


 3.1 Amended and Restated Charter of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

 3.2 Amended and Restated Bylaws of the Company (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

 4.1 Indenture, dated as of November 9, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($500 million of 8-1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated November 9, 1998)

 4.2 Indenture, dated as of November 25, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($350 million of 7-1/4% Notes due 2004) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated December 2, 1998)

 4.3 Indenture, dated as of December 2, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($250 million of 7-1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated December 2, 1998)

 4.4 Indenture, dated as of February 17, 1999, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($200 million of 7-3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated February 18, 1999)

 4.5 Indenture, dated as of October 4, 2001, among the Company, the Subsidiary Guarantors, and Bank One Trust Company, National Association, as trustee ($141,557,000 of 9-7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated October 11, 2001)

 4.6 Registration Rights Agreement between Proffitt's, Inc. and Parisian, Inc. dated July 8, 1996 (incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-09043 of Proffitt's, Inc. dated August 16, 1996)

 4.7 Registration Rights Agreement between Proffitt's, Inc. and specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated July 8, 1998)

 4.8 Stockholders' Agreement between Proffitt's, Inc. and specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt's, Inc. dated July 8, 1998)

 4.9 Indenture, dated as of July 23, 1999, by and among the Company, the Subsidiary Guarantors and The First National Bank of Chicago, as trustee ($350 million, 7% Notes, due 2004 (incorporated by reference from the Exhibits to the Saks Incorporated 8-K dated July 27, 1999) First Amended and Restated Rights Agreement dated January 28, 2002, by and 4.10 between Saks Incorporated and The Bank of New York (incorporated by reference to the Exhibits to the Saks Incorporated Form 8-K filed on April 15, 2002)

10.1 Series 1997-2 Supplement dated as of August 21, 1997, by and among Proffitt's Credit Corporation, as Transferor, Proffitt's, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the form 8-K/A filed by the Proffitt's Credit Card Master Trust and Proffitt's Credit Corporation on September 23, 1997)

10.2 Credit Agreement among Saks Incorporated, as borrower, Bank of America, N.A., as Agent, and the other financial institutions party thereto, as lenders (incorporated by reference from the Saks Incorporated Form 8-K dated November 21, 2001)

10.3 Series 1999-1 Supplement dated as of July 21, 1999, to the Master Pooling and Servicing Agreement dated as of August 21, 1997, among Saks Credit Corporation, as Transferor, Saks Incorporated, as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Saks Credit Card Master Trust Form 8-K dated July 28,
      1999)

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

23.1  **Consents of Independent Accountants

99.1  *Cautionary Statements Relating to Forward-Looking Information

99.2 *Saks Incorporated Employee Stock Purchase Plan Financials Statements for the Years Ended December 31, 2001 and 2000


*Previously filed on the Saks Incorporated Annual Report on Form 10-K, filed on April 25, 2002, for the year ended February 2, 2002.

** Filed as a current Exhibit to this form 10-K/A.