Form 10-Q/A
period 2002-05-04
SAKS INC
filed 2002-12-27
CIK 812900

Commission File No. 1-13113


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q/A

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2002
                                       OR
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                   to

                         For Quarter Ended: May 4, 2002
                         Commission File Number: 1-13113

              Exact name of registrant as specified in its charter:

                                SAKS INCORPORATED
                                -----------------

                        State of Incorporation: Tennessee
                I.R.S. Employer Identification Number: 62-0331040

          Address of Principal Executive Offices (including zip code):

                750 Lakeshore Parkway, Birmingham, Alabama 35211
                ------------------------------------------------

               Registrant's telephone number, including area code:

                                 (205) 940-4000
                                 --------------

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

Common Stock, $.10 Par Value - 142,895,598 shares as of December 18, 2002
-------------------------------------------------------------------------

                                  Introduction

This Form 10-Q/A amends the Form 10-Q filed by Saks Incorporated (Saks) on June 17, 2002 for the quarter ended May 4, 2002. This Form 10-Q/A amends Item 1, Item 2 and Item 3 of Part I of Saks' original Form 10-Q filing only, and all other portions of Saks' original 10-Q filing remain in effect.

                                SAKS INCORPORATED

                                      Index


PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets - May 4, 2002,
      February 2, 2002 and May 5, 2001

      Condensed Consolidated Statements of Income - Three
      Months Ended May 4, 2002 and May 5, 2001

      Condensed Consolidated Statements of Cash Flows -
      Three Months Ended May 4, 2002 and May 5, 2001

      Notes to Condensed Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures About
      Market Risk


PART II OTHER INFORMATION

   Item 6.  Exhibits and reports on form 8-K

ITEM 1. Financial Statements


                       SAKS INCORPORATED and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                          May 4,       February 2,       May 5,
                                                           2002           2002            2001
                                                     --------------   -------------   ------------
ASSETS
Current Assets
     Cash and cash equivalents                        $   100,463       $  99,102       $  75,073
     Retained interest in accounts receivable             259,631         239,420         274,377
     Merchandise inventories                            1,358,634       1,295,878       1,576,021
     Other current assets                                 101,054          74,960          66,277
     Deferred income taxes, net                            54,448          60,569          28,657
                                                      ------------    ------------    ------------
       Total current assets                             1,874,230       1,769,929       2,020,405

Property and Equipment, net                             2,224,013       2,246,818       2,278,415
Goodwill and Intangibles, net                             314,852         360,580         385,776
Deferred Income Taxes, net                                165,916         173,077         173,816
Other Assets                                               51,683          45,117          49,615
                                                      ------------    ------------    ------------

TOTAL ASSETS                                          $ 4,630,694      $4,595,521     $ 4,908,027
                                                      ============    ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                           $   376,530      $  282,750      $  370,311
     Accrued expenses and other current liabilities       484,112         498,967         469,872
     Current portion of long-term debt                      4,807           5,061           5,628
                                                      ------------    ------------    ------------
       Total current liabilities                          865,449         786,778         845,811

Long-Term Debt                                          1,330,865       1,356,580       1,617,039
Other Long-Term Liabilities                               183,118         180,726         123,585
                                                      ------------    ------------    ------------
       Total liabilities                                2,379,432       2,324,084       2,586,435

Commitments and Contingencies

Shareholders' Equity                                    2,251,262       2,271,437       2,321,592
                                                      ------------    ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 4,630,694     $ 4,595,521     $ 4,908,027
                                                      ============    ============    ============


            See notes to condensed consolidated financial statements.

                       SAKS INCORPORATED and SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Dollar amounts in thousands, except per share amounts)


                                                                       Three Months Ended
                                                                -------------------------------

                                                                  May 4, 2002      May 5, 2001
                                                                --------------    -------------
Net sales                                                         $ 1,426,227       $ 1,464,350
Cost of sales (excluding depreciation and amortization)               889,373           917,789
                                                                --------------   ---------------
     Gross margin                                                     536,854           546,561

Selling, general and administrative expenses                          332,778           343,242
Other operating expenses                                              140,012           141,848
Store pre-opening costs                                                   835               582
Integration charges                                                         -             1,123
Losses (gains) from long-lived assets                                     926              (312)
                                                                --------------   ---------------
    Operating income                                                   62,303            60,078
Other income (expense):
   Interest expense                                                   (31,074)          (34,601)
   Other income, net                                                      385               223
                                                                --------------   ---------------
Income before income taxes, extraordinary
     items and cumulative effect of a
     change in accounting principle                                    31,614            25,700
Provision for income taxes                                             11,856             9,843
                                                                --------------   ---------------

Income before extraordinary items and
      cumulative effect of a change in
       accounting principle                                            19,758            15,857
Extraordinary gain on extinguishment of
      debt, net of taxes                                                  443            10,641
Cumulative effect of a change in
      accounting principle, net of taxes                              (45,593)                -
                                                                --------------   ---------------

Net income (loss)                                                   $ (25,392)         $ 26,498
                                                                ==============   ===============

Basic earnings per common share:
   Income before extraordinary item and
      cumulative effect of accounting change                        $    0.14          $   0.11

   Extraordinary items                                                      -              0.08
   Cumulative effect of accounting change                               (0.32)                -
                                                                --------------   ---------------
   Net income (loss)                                                $   (0.18)         $   0.19
                                                                ==============   ===============

Diluted earnings per common share:
   Income before extraordinary items and
      cumulative effect of accounting change                        $    0.13          $   0.11
   Extraordinary items                                                      -              0.07
   Cumulative effect of accounting change                               (0.31)                -
                                                                --------------   ---------------
   Net income (loss)                                                $   (0.17)         $   0.18
                                                                ==============   ===============
Weighted average common shares:
   Basic                                                              142,427           141,901
   Diluted                                                            147,250           145,852

            See notes to condensed consolidated financial statements.

                       SAKS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                                              Three Months Ended
                                                                    --------------------------------------
                                                                        May 4, 2002         May 5, 2001
                                                                    ------------------  ------------------
   Operating Activities:
      Net income (loss)                                                   $ (25,392)          $  26,498

      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
       Depreciation and amortization                                         52,474              54,127
       Losses (gains) from long-lived assets                                    926                (312)
       Extraordinary gain on extinguishment of debt, net                       (443)            (10,641)
       Cumulative effect of accounting change, net                           45,593                   -
       Provision for employee deferred compensation                           1,767               1,569
       Deferred income taxes                                                 13,282              14,833
       Change in operating assets and liabilities, net                      (29,879)           (135,132)
                                                                        ------------        ------------
     Net Cash Provided By (Used In) Operating Activities                     58,328             (49,058)

   Investing Activities:
     Purchases of property and equipment                                    (33,994)            (54,701)
     Proceeds from the sale of property and equipment                            -                7,170
     Proceeds from the sale of stores, net of
        repurchased receivables                                                  -              275,452
                                                                        ------------        ------------
     Net Cash (Used In) Provided By Investing Activities                    (33,994)            227,921

   Financing Activities:
     Payments on long-term debt and capital lease obligations               (25,883)           (167,802)
     Purchases and retirements of common stock                                    -              (1,304)
     Proceeds from issuance of common stock                                   2,910                 656
                                                                        ------------        ------------
     Net Cash Used In Financing Activities                                  (22,973)           (168,450)

     Increase In Cash and Cash Equivalents                                    1,361              10,413

     Cash and cash equivalents at beginning of period                        99,102              64,660
                                                                        ------------        ------------

     Cash and cash equivalents at end of period                           $ 100,463           $  75,073
                                                                        ============        ============


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

A reconciliation of the aforementioned costs to the amounts of integration charges remaining unpaid at May 4, 2002 is as follows:

Amounts unpaid at February 2, 2002 and
    related to prior integration events                                $ 2,846
Amounts paid during the period                                            (528)
                                                                    ------------
Amounts unpaid at May 4, 2002, principally severance (to be
paid through 2004)                                                     $ 2,318
                                                                    ============


NOTE 3 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share ("EPS") for the three months ended May 4, 2002 and May 5, 2001 are as follows (income and shares in thousands):

                                        For the Three Months Ended           For the Three Months Ended
                                                May 4, 2002                          May 5, 2001
                                    ------------------------------------ ------------------------------------
                                                  Weighted                             Weighted
                                                  Average    Per Share                 Average    Per Share
                                     Income (a)    Shares      Amount    Income (a)     Shares      Amount
                                    ------------ ----------- ----------- ------------ ----------- -----------
Basic EPS                              $ 19,758     142,427     $ 0.14     $ 15,857     141,901     $ 0.11

Effect of dilutive stock options
 (based on the treasury stock
  method using the average price)                    4,823                                3,951
                                    ------------ ----------- ----------- ------------ ----------- -----------

Diluted EPS                            $ 19,758    147,250     $ 0.13     $ 15,857      145,852     $ 0.11
                                    ============ =========== =========== ============ =========== ===========

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

NOTE 4 - ACCOUNTS RECEIVABLE SECURITIZATION

The Company's and the certificate holders' owned interest in the credit card receivables at May 4, 2002 and May 5, 2001 was as follows:


                                                                          May 4,          May 5,
                                                                           2002            2001
                                                                  --------------------------------
Amount of receivables securitized                                     $ 1,253,511     $ 1,273,459
Certificate amounts sold to third-party investors                      (1,085,353)     (1,101,126)
                                                                  --------------------------------
Retained interest in amount of receivables securitized                    168,158         172,333

Restricted cash associated with securitization                             33,786          36,966
Fair value of residual interest in certificate amounts sold
     to third-party investors                                              40,227          36,352
Receivables not securitized                                                17,460          28,726
                                                                  --------------------------------
Retained interest in accounts receivable                              $   259,631     $   274,377
                                                                  ================================


Prior to maturity of the certificates, the Company has access to the cash generated by the receivables net of allocations of cash to investors representing the coupon interest rate on the beneficial interest. Upon maturity, the certificate owners are repaid with cash collections of principal payments made by customers until which time their ownership interests are satisfied, "paid down," after which the Company receives all such cash to recover its residual ownership interest in the pool of receivables. During the period beginning in July 2002 and continuing through November 2002, certificates representing $713,500 of the outstanding certificates at May 4, 2002 will mature and will be required to be paid down.

Consistent with past practices, the Company anticipates that selling new certificates to investors will be sufficient to maintain funding of proprietary credit card receivables under terms similar to those currently in place. Although maturing certificates are repaid with collections of principal payments accumulated prior to maturity, new receivables created under the Company's proprietary credit cards have historically caused the aggregate pool of receivables to remain relatively constant or to grow at a slow rate. As a result, the aggregate amount of certificates sold has remained relatively constant or grown commensurate with the pool of receivables held in the trust.

Income, losses and expenses associated with the credit card receivables are included in selling, general and administrative expenses. For the three months ended May 4, 2002 and May 5, 2001, these amounts are as follows:

                                                                     May 4,          May 5,
                                                                      2002            2001
                                                              --------------------------------
Finance charge income and fees                                       $ 65,580        $ 68,537
Securitization gains                                                        -               -
Finance charge income and fees retained by
     certificate holders                                               (9,217)        (17,092)

Bad debt expense:
     Write-offs, net of recoveries, including fraud                   (23,231)        (21,322)
     Change in the allowance for bad debts                              1,246           5,316
                                                              --------------------------------
                                                                      (21,985)        (16,006)
Net credit card contribution before operating and
     marketing expenses, overhead and other
     financing costs                                                 $ 34,378        $ 35,439
                                                              ================================

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

                                                       Three Months Ended
                                              ----------------------------------
                                                    May 4,           May 5,
                                                     2002             2001
                                              ----------------------------------
Net Sales:
    Saks Department Stores Group                    $ 818,195         $ 825,346
    Saks Fifth Avenue Enterprises                     608,032           639,004
                                              ----------------------------------
                                                  $ 1,426,227       $ 1,464,350
                                              ==================================
Operating Income:
    Saks Department Stores Group                    $  40,458         $  38,871
    Saks Fifth Avenue Enterprises                      35,257            30,832
    Other                                            (10,041)           (6,860)
    Certain items, net                                (3,371)           (2,765)
                                              ----------------------------------
                                                     $ 62,303         $  60,078
                                              ==================================
Depreciation and Amortization:
    Saks Department Stores Group                    $  27,618         $  29,722
    Saks Fifth Avenue Enterprises                      24,257            24,031
    Other                                                 599               374
                                              ----------------------------------
                                                    $  52,474         $  54,127
                                              ==================================
Total Assets:
    Saks Department Stores Group                  $ 2,283,803       $ 2,373,677
    Saks Fifth Avenue Enterprises                   1,803,003         2,054,418
    Other                                             543,888           479,932
                                              ----------------------------------
                                                  $ 4,630,694       $ 4,908,027
                                              ==================================
Capital Expenditures:
    Saks Department Stores Group                     $  9,376         $  12,363
    Saks Fifth Avenue Enterprises                       9,452            26,190
    Other                                              15,166            16,148
                                              ----------------------------------
                                                    $  33,994         $  54,701
                                              ==================================


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

The changes in the carrying amounts of goodwill for the three months ended May 4, 2002 and the components of other amortizable assets at May 4, 2002 are as follows:

                                                         SDSG             SFAE           Consolidated
                                                   ---------------  ---------------  ------------------
 Goodwill balance at February 2, 2002                   $ 308,522         $ 45,593           $ 354,115

     Cumulative effect of adopting
     SFAS No 142                                                -          (45,593)            (45,593)
                                                   ---------------  ---------------  ------------------

 Goodwill balance at May 5, 2002                          308,522                -             308,522

 Other amortizable intangible assets:
     Carrying amount of credit card base                    8,115                -               8,115
     Accumulated amortization                              (1,785)               -              (1,785)
                                                   ---------------  ---------------  ------------------

 Other amortizable intangible assets                        6,330                -               6,330
                                                   ---------------  ---------------  ------------------

 Total Goodwill and Intangibles at May 5, 2002          $ 314,852              $ -           $ 314,852
                                                   ===============  ===============  ==================

The Company also maintained other amortizable assets at May 4, 2002, which consisted primarily of customer lists. The carrying amount and related accumulated amortization of those assets at May 4, 2002 was $14,595 and $11,888, respectively, and were included in other assets in the accompanying condensed consolidated balance sheets.

The Company reassessed the lives of its amortizable intangible assets and other amortizable assets in connection with the adoption of the standard, which resulted in no changes to the useful lives. The components of amortization expense for the three months ended May 4, 2002 and the related estimated amortization expense for the next five fiscal years are as follows:

                                             Amortizable          Other
                                              Intangible       Amortizable           Total
                                                Assets            Assets         Amortization
                                           ----------------  ----------------  -----------------
 Aggregate Amortization Expense:

 Three months ended May 4, 2002                    $ 135             $ 241              $ 376

 Estimated Annual Amortization Expense:

 Fiscal 2002                                       $ 541             $ 964            $ 1,505
 Fiscal 2003                                       $ 541             $ 964            $ 1,505
 Fiscal 2004                                       $ 541             $ 876            $ 1,417
 Fiscal 2005                                       $ 541              $ 27              $ 568
 Fiscal 2006                                       $ 541              $ 27              $ 568

The following table presents income and related earnings per share data, adjusted for the effect of the change in goodwill amortization, for the three month periods ended May 4, 2002 and May 5, 2001 and for the three prior fiscal years.

                                               For the Three Months Ended       For the Year Ended
---------------------------------------------------------------------------  --------------------------------------
                                                  May 4,         May 5,      February 2,  February 3,  January 29,
                                                   2002           2001          2002         2001         2000
                                              --------------- -------------  ------------ ------------ ------------
Reported income before extraordinary items      $  19,758        $ 15,857     $ (15,736)    $ 75,216    $ 198,904
    Add back: goodwill amortization                     -           3,779        13,083       18,286       17,606
                                              --------------- -------------- ------------ ------------ ------------
Adjusted income before extraordinary items      $  19,758        $ 19,636     $  (2,653)    $ 93,502    $ 216,510
                                              =============== ============== ============ ============ ============

Reported net income                             $ (25,392)       $ 26,498     $     322     $ 75,216    $ 189,643
    Add back: goodwill amortization                     -           3,779        13,083       18,286       17,606
                                              --------------- -------------- ------------ ------------ ------------
Adjusted net income                             $ (25,392)       $ 30,277     $  13,405     $ 93,502    $ 207,249
                                              =============== ============== ============ ============ ============

Basic earnings per common share:

    Reported income before extraordinary items  $    0.14        $   0.11     $   (0.11)    $   0.53    $    1.38
      Add back: goodwill amortization                   -            0.02          0.09         0.13         0.12
                                              --------------- -------------- ------------ ------------ ------------
    Adjusted income before extraordinary items  $    0.14        $   0.13     $   (0.02)    $   0.66    $    1.50
                                              =============== ============== ============ ============ ============

    Reported net income                         $   (0.18)       $   0.19     $    0.00     $   0.53    $    1.32
      Goodwill amortization                             -            0.02          0.09         0.13         0.12
                                              --------------- -------------- ------------ ------------ ------------
    Adjusted net income                         $   (0.18)       $   0.21     $    0.09     $   0.66    $    1.44
                                              =============== ============== ============ ============ ============

Diluted earnings per common share:
    Reported income before extraordinary items  $    0.13        $   0.11     $   (0.11)    $   0.53    $    1.36
      Add back: goodwill amortization                   -            0.02          0.09         0.13         0.12
                                              --------------- -------------- ------------ ------------ ------------
    Adjusted income before extraordinary items  $    0.13        $   0.13     $   (0.02)    $   0.66    $    1.48
                                              =============== ============== ============ ============ ============

    Reported net income                         $   (0.17)       $   0.18     $    0.00     $   0.53    $    1.30
      Goodwill amortization                             -            0.02          0.09         0.13         0.12
                                              --------------- -------------- ------------ ------------ ------------
    Adjusted net income                         $   (0.17)       $   0.20     $    0.09     $   0.66    $    1.42
                                              =============== ============== ============ ============ ============

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

                                SAKS INCORPORATED
              CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 4, 2002
                          (Dollar Amounts In Thousands)


                                                         Saks          Guarantor       NonGuarantor
                                                     Incorporated     Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                     ------------     ------------     ------------     ------------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                            $62,000         $32,108          $6,355                         $100,463
     Retained interest in accounts receivable                                             259,631                          259,631
     Merchandise inventories                               $3,504       1,355,130                                        1,358,634
     Deferred income taxes, net                                            70,136         (15,688)                          54,448
     Intercompany borrowings                                                4,628          15,029        ($19,657)
     Other current assets                                                 101,054                                          101,054
                                                      ------------    ------------     ------------   ------------     ------------

Total Current Assets                                       65,504       1,563,056         265,327         (19,657)       1,874,230

Property and Equipment, net                                 7,556       2,216,457                                        2,224,013
Goodwill and Intangibles, net                                             314,852                                          314,852
Other Assets                                               15,700          32,054           3,929                           51,683
Deferred Income Taxes, net                                                165,916                                          165,916
Investment in and Advances to Subsidiaries              3,379,999         140,953                      (3,520,952)
                                                      ------------    ------------     ------------   ------------     ------------

             Total Assets                              $3,468,759      $4,433,288        $269,256     ($3,540,609)      $4,630,694
                                                      ============    ============     ============   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                                  $876        $375,654                                         $376,530
     Accrued expenses and other current liabilities        30,630         453,482                                          484,112
     Intercompany borrowings                                               15,029          $4,628        ($19,657)
     Current portion of longterm debt                                       4,807                                            4,807
                                                      ------------    ------------     ------------   ------------     ------------

Total Current Liabilities                                  31,506         848,972           4,628         (19,657)         865,449

Long-Term Debt                                          1,185,756         145,109                                        1,330,865
Other LongTerm Liabilities                                    235         182,883                                          183,118
Investment by and Advances from Parent                                  3,256,324         264,628      (3,520,952)
Shareholders' Equity                                    2,251,262                                                        2,251,262
                                                      ------------    ------------     ------------   ------------     ------------

       Total Liabilities and Shareholders' Equity      $3,468,759      $4,433,288        $269,256     ($3,540,609)      $4,630,694
                                                      ============    ============     ============   ============     ============

                                SAKS INCORPORATED
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MAY 4, 2002
                          (Dollar Amounts In Thousands)


                                                         Saks          Guarantor       NonGuarantor
                                                     Incorporated     Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                     ------------     ------------     ------------     ------------    ------------
Net sales                                                  $3,838      $1,422,389                                       $1,426,227
Costs and expenses (excluding depreciation and
  amortization)
   Cost of sales                                            2,413         886,960                                          889,373
   Selling, general and administrative expenses             2,782         364,192         $22,167        ($56,363)         332,778
   Other operating expenses                                   922         139,090                                          140,012
   Store preopening costs                                                     835                                              835
   Losses (gains) from long-lived assets                                      926                                              926
                                                      ------------    ------------     ------------   ------------     ------------
                Operating income (loss)                    (2,279)         30,386         (22,167)         56,363           62,303

Other income (expense)
   Finance charge income, net                                                              56,363         (56,363)
   Intercompany exchange fees                                             (10,793)         10,793
   Intercompany servicer fees                                              13,367         (13,367)
   Equity in earnings of subsidiaries                      (7,787)         10,906                          (3,119)
   Interest expense                                       (25,190)         (5,049)           (835)                         (31,074)
   Other income (expense), net                                                385                                              385
                                                      ------------    ------------     ------------   ------------     ------------

Income before income taxes                                (35,256)         39,202          30,787          (3,119)          31,614

Provision (benefit) for income taxes                       (9,421)         10,470          10,807                           11,856
                                                      ------------    ------------     ------------   ------------     ------------
Income before extraordinary item and change in
  accouting principle                                     (25,835)         28,732          19,980          (3,119)          19,758

Extraordinary gain on extinguishment of debt, net
  of taxes                                                    443                                                              443

Cumulative change in accounting principle, net of taxes                   (45,593)                                         (45,593)
                                                      ------------    ------------     ------------   ------------     ------------

Net income (loss)                                        ($25,392)       ($16,861)        $19,980         ($3,119)        ($25,392)
                                                      ============    ============     ============   ============     ============

                                SAKS INCORPORATED
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MAY 4, 2002
                          (Dollar Amounts In Thousands)


                                                         Saks          Guarantor       NonGuarantor
                                                     Incorporated     Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                     ------------     ------------     ------------     ------------    ------------
OPERATING ACTIVITIES
Net income  (loss)                                       ($25,392)        $28,732         $19,980        ($48,712)        ($25,392)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Equity in earnings of subsidiaries                   (37,806)        (10,906)                         48,712
     Extraordinary gain on extinguishment of debt            (443)                                                            (443)
     Cumulative change in accounting principle             45,593                                                           45,593
     Depreciation and amortization                            263          52,211                                           52,474
     Provision for employee deferred compensation           1,767                                                            1,767
     Deferred income taxes                                                 12,308             974                           13,282
     Losses (gains) from long-lived assets                                    926                                              926
     Changes in operating assets and liabilities, net       8,495         (18,290)        (20,084)                         (29,879)
                                                      ------------    ------------     ------------   ------------     ------------
          Net Cash Provided By (Used In) Operating
            Activities                                     (7,523)         64,981             870                           58,328

INVESTING ACTIVITIES
     Purchases of property and equipment                                  (33,994)                                         (33,994)
                                                      ------------    ------------     ------------   ------------     ------------
          Net Cash Used In Investing Activities                           (33,994)              0                          (33,994)


FINANCING ACTIVITIES
     Intercompany borrowings, contributions and
       distributions                                       23,777         (23,791)             14
     Payments on long-term debt and capital lease
       obligations                                        (24,164)         (1,719)                                         (25,883)
     Proceeds from issuance of common stock                 2,910                                                            2,910
                                                      ------------    ------------     ------------   ------------     ------------
          Net Cash Provided By (Used In) Financing
            Activities                                      2,523         (25,510)             14                          (22,973)

Increase (Decrease) In Cash and Cash Equivalents           (5,000)          5,477             884                            1,361

Cash and cash equivalents at beginning of period           67,000          26,631           5,471                           99,102
                                                      ------------    ------------     ------------   ------------     ------------
Cash and cash equivalents at end of period                $62,000         $32,108          $6,355                         $100,463
                                                      ============    ============     ============   ============     ============

                                SAKS INCORPORATED
              CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 5, 2001
                          (Dollar Amounts In Thousands)


                                                         Saks          Guarantor       NonGuarantor
                                                     Incorporated     Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                     ------------     ------------     ------------     ------------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                            $59,100        ($13,079)        $29,052                          $75,073
     Retained interest in accounts receivable                                             274,377                          274,377
     Merchandise inventories                               $3,660       1,565,646           6,715                        1,576,021
     Deferred income taxes, net                                            42,834         (14,177)                          28,657
     Intercompany borrowings                                               29,874          23,475        ($53,349)
     Other current assets                                                  65,347             930                           66,277
                                                      ------------    ------------     ------------   ------------     ------------
Total Current Assets                                       62,760       1,690,622         320,372         (53,349)       2,020,405

Property and Equipment, net                                 8,467       2,262,529           7,419                        2,278,415
Goodwill and Intangibles, net                                             385,776                                          385,776
Other Assets                                               16,808          29,786           3,021                           49,615
Deferred Income Taxes, net                                                173,816                                          173,816
Investment in and Advances to Subsidiaries              3,729,116         115,559                      (3,844,675)
                                                      ------------    ------------     ------------   ------------     ------------

             Total Assets                              $3,817,151      $4,658,088        $330,812     ($3,898,024)      $4,908,027
                                                      ============    ============     ============   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                                $1,098        $368,433            $780                         $370,311
     Accrued expenses and other current liabilities        38,995         428,250           2,627                          469,872
     Intercompany borrowings                              (11,500)         34,975          29,874        ($53,349)
     Current portion of long term debt                                      5,628                                            5,628
                                                      ------------    ------------     ------------   ------------     ------------
Total Current Liabilities                                  28,593         837,286          33,281         (53,349)         845,811

Long Term Debt                                          1,466,710         150,329                                        1,617,039
Other Long Term Liabilities                                   256         123,329                                          123,585
Investment by and Advances from Parent                                  3,547,144         297,531      (3,844,675)
Shareholders' Equity                                    2,321,592                                                        2,321,592
                                                      ------------    ------------     ------------   ------------     ------------

          Total Liabilities and Shareholders' Equity   $3,817,151      $4,658,088        $330,812     ($3,898,024)      $4,908,027
                                                      ============    ============     ============   ============     ============

                                SAKS INCORPORATED
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MAY 5, 2001
                         (Dollar Amounts In Thousands)


                                                          Saks          Guarantor     NonGuarantor
                                                      Incorporated     Subsidiaries   Subsidiaries    Eliminations     Consolidated
                                                      ------------     ------------   ------------    ------------     ------------
Net sales                                                  $3,997      $1,456,502         $3,851                       $1,464,350
Costs and expenses (excluding depreciation and
   amortization)
   Cost of sales                                            2,473         911,270          4,046                          917,789
   Selling, general and administrative expenses             2,636         367,918         24,134        ($51,446)         343,242
   Other operating expenses                                   834         140,348            666                          141,848
   Store preopening costs                                                    582                                             582
   Integration costs                                                        1,123                                           1,123
   Losses (gains) from longlived assets                                     (312)                                           (312)
                                                         ----------     ----------     ----------      ----------       ----------
                Operating income (loss)                    (1,946)         35,573        (24,995)         51,446           60,078



Other income (expense)
   Finance charge income, net                                                             51,446         (51,446)
   Intercompany exchange fees                                             (10,644)        10,644
   Intercompany servicer fees                                              13,780        (13,780)
   Equity in earnings of subsidiaries                      35,197           7,095                        (42,292)
   Interest expense                                       (29,603)         (4,272)          (726)                         (34,601)
   Other income (expense), net                                (68)            291                                             223
                                                         ----------     ----------     ----------      ----------       ----------
Income before income taxes                                  3,580          41,823         22,589         (42,292)          25,700

Provision (benefit) for income taxes                      (12,277)         14,334          7,786                            9,843
                                                         ----------     ----------     ----------      ----------       ----------
Income before extraordinary item                           15,857          27,489         14,803         (42,292)          15,857

Extraordinary gain on extinguishment of debt, net of
  taxes                                                    10,641                                                          10,641
                                                         ----------     ----------     ----------      ----------       ----------
Net income                                                $26,498         $27,489        $14,803        ($42,292)         $26,498
                                                         ==========     ==========     ==========      ==========       ==========

                                SAKS INCORPORATED
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MAY 5, 2001
                          (Dollar Amounts In Thousands)

                                                         Saks          Guarantor       NonGuarantor
                                                     Incorporated     Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                     ------------     ------------     ------------     ------------    ------------
OPERATING ACTIVITIES
Net income                                                $26,498         $27,489         $14,803        ($42,292)         $26,498
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Equity in earnings of subsidiaries                   (35,197)         (7,095)                         42,292
     Extraordinary gain on extinguishment of debt         (10,641)                                                         (10,641)
     Depreciation and amortization                            258          53,624             245                           54,127
     Provision for employee deferred compensation           1,569                                                            1,569
     Deferred income taxes                                                 14,250             583                           14,833
     Losses (gains) from long lived assets                                   (312)                                            (312)
     Changes in operating assets and liabilities, net      15,168        (102,191)        (48,109)                        (135,132)
                                                      ------------    ------------     ------------   ------------     ------------
          Net Cash Provided By (Used In) Operating
            Activities                                     (2,345)        (14,235)        (32,478)                         (49,058)


INVESTING ACTIVITIES
     Purchases of property and equipment                                  (53,754)           (947)                         (54,701)
     Proceeds from the sale of assets                                       7,170                                            7,170
     Proceeds from the sale of stores, net of
       repurchased receivables                                            275,452                                          275,452
                                                      ------------    ------------     ------------   ------------     ------------

          Net Cash Provided by (Used In) Investing Activities             228,868            (947)                         227,921


FINANCING ACTIVITIES
     Intercompany borrowings, contributions and
       distributions                                      188,546        (223,211)         34,665
     Payments on term debt and capital lease
       obligations                                       (166,453)         (1,349)                                        (167,802)
     Purchases and retirements of common stock             (1,304)                                                          (1,304)
     Proceeds from issuance of common stock                   656                                                              656
                                                      ------------    ------------     ------------   ------------     ------------

          Net Cash Provided By (Used In) Financing
            Activities                                     21,445        (224,560)         34,665                         (168,450)


Increase (Decrease) In Cash and Cash Equivalents           19,100          (9,927)          1,240                           10,413

Cash and cash equivalents at beginning of period           40,000          (3,152)         27,812                           64,660
                                                      ------------    ------------     ------------   ------------     ------------
Cash and cash equivalents at end of period                $59,100        ($13,079)        $29,052                          $75,073
                                                      ============    ============     ============   ============     ============

                                SAKS INCORPORATED
           CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 2, 2002
                          (Dollar Amounts In Thousands)


                                                         Saks          Guarantor       NonGuarantor
                                                     Incorporated     Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                                     ------------     ------------     ------------     ------------    ------------
ASSETS
Current Assets
     Cash and cash equivalents                            $67,000         $26,631          $5,471                          $99,102
     Retained interest in accounts receivable                                             239,420                          239,420
     Merchandise inventories                                3,349       1,292,529                                        1,295,878
     Deferred income taxes, net                                            75,283         (14,714)                          60,569
     Intercompany borrowings                                                2,880          30,286        ($33,166)
     Other current assets                                                  74,960                                           74,960
                                                      ------------    ------------     ------------   ------------     ------------

Total Current Assets                                       70,349       1,472,283         260,463         (33,166)       1,769,929

Property and Equipment, net                                 7,804       2,239,014                                        2,246,818
Goodwill and Intangibles, net                                             360,580                                          360,580
Other Assets                                               15,207          26,163           3,747                           45,117
Deferred Income Taxes, net                                                173,077                                          173,077
Investment in and Advances to Subsidiaries              3,417,119         166,107                      (3,583,226)
                                                      ------------    ------------     ------------   ------------     ------------

             Total Assets                              $3,510,479      $4,437,224        $264,210     ($3,616,392)      $4,595,521
                                                      ============    ============     ============   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                                $1,005        $281,745                                         $282,750
     Accrued expenses and other current liabilities        21,979         476,933              55                          498,967
     Intercompany borrowings                                5,490          24,796           2,880        ($33,166)
     Current portion of long-term debt                                      5,061                                            5,061
                                                      ------------    ------------     ------------   ------------     ------------

Total Current Liabilities                                  28,474         788,535           2,935         (33,166)         786,778

Long-Term Debt                                          1,210,006         146,574                                        1,356,580
Other Long-Term Liabilities                                   562         180,164                                          180,726
Investment by and Advances from Parent                                  3,321,951         261,275      (3,583,226)
Shareholders' Equity                                    2,271,437                                                        2,271,437
                                                      ------------    ------------     ------------   ------------     ------------
             Total Liabilities and Shareholders'
               Equity                                  $3,510,479      $4,437,224        $264,210     ($3,616,392)      $4,595,521
                                                      ============    ============     ============   ============     ============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not total due to rounding).

                                                                        Three Months Ended
                                                                   ---------------------------
                                                                    May 4,              May 5,
                                                                     2002                2001
                                                                   ---------------------------
Net sales                                                           100.0%             100.0%
Costs and expenses:
    Cost of sales (excluding depreciation and amortization)           62.4               62.7
    Selling, general & administrative expenses                        23.3               23.4
    Other operating expenses                                           9.8                9.7
    Store pre-opening costs                                            0.1                0.0
    Integration charges                                                  -                0.1
    Losses (gains) from long-lived assets                              0.1               (0.0)
                                                                   --------           --------
      Operating income                                                 4.4                4.1
Other income (expense):
    Interest expense                                                  (2.2)              (2.4)
    Other income (expense), net                                        0.0                0.0
                                                                   --------           --------
      Income before income taxes, extraordinary item and
        cumulative effect of a change in accounting principle          2.2                1.8
Provision for income taxes                                             0.8                0.7
                                                                   --------           --------
    Income before extraordinary item and cumulative effect of a
      change in accounting principle                                   1.4                1.1
Extraordinary gain, net of taxes                                       0.0                0.7
Cumulative effect of a change in accounting principle,
    net of taxes                                                      (3.2)                 -
                                                                   --------           --------
Net income (loss)                                                    -1.8%               1.8%
                                                                   ========           ========


THREE MONTHS ENDED MAY 4, 2002 COMPARED TO THREE MONTHS ENDED MAY 5, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION OF OPERATIONS

Operating income increased to $62.3 million for the three months ended May 4, 2002 from $60.1 million for the three months ended May 5, 2001. The increase of $2.2 million was attributable to an increase in operating income at SDSG of $1.6 million and an increase in operating income at SFAE of $4.4 million, partially offset by an increase of $3.8 million in costs not allocated to the business segments.

The year-over-year increase in operating income at SDSG was primarily due to a 1.0% increase in comparable store sales, a decrease in markdowns and the cessation of goodwill amortization and was partially offset by an increase in insurance expense. The increase in operating income at SFAE was due primarily to expense reductions of $3.6 million attributable to the reorganization initiatives of the catalog and E-commerce operations. SFAE's comparable store sales and markdowns were relatively flat year over year. The Company's overall sales decline was associated with the cessation of the catalog operations and store closings. Due to the lack of profit contribution from these businesses, operating income was not materially impacted by the closings. The increase in other costs and certain items not allocated to the business segments consisted of $2.2 million of charges to complete the reorganization of Saks Direct, $1.6 million of other charges, primarily associated with the downsizing of corporate and divisional management structure and the accelerated timing associated with certain corporate expenses.

The Company believes through a combination of focused merchandising and operational strategies coupled with improving economic conditions, it should experience low to mid-single digit growth in comparable store sales. Additionally, the Company anticipates sales growth of 1% to 2% per year resulting from square footage growth related to new stores. The Company also feels that if the merchandising and inventory management strategies are executed properly combined with the anticipated effect of our investment in technology and continued operational expense efficiencies or reductions, the operating margin percent should improve.

NET SALES

For the three months ended May 4, 2002, total Company sales decreased $38.1 million, or 2.6%, versus the prior year period. Total sales for the three-month period decreased by $7.1 million and $31.0 million at SDSG and SFAE, respectively. The sales decline at SDSG was attributable to $21.4 million in sales associated with nine stores sold to The May Department Stores Company in the first quarter of 2001, offset by a comparable stores sales increase of 1.0% and new store sales of $7.1 million. The sales decline at SFAE was primarily due to $29.2 million resulting from the cessation of the catalog operations and $8.1 million attributable to store closings.

GROSS MARGIN

For the three months ended May 4, 2002, gross margin was $536.9 million, or 37.6% of net sales, compared to $546.6 million, or 37.3% of net sales, for the three months ended May 5, 2001. The decline of $9.7 million was attributable to the loss of $20.9 million in gross margin from the sale or closure of underproductive stores and catalog operations, offset by $4.8 million of incremental margin associated with new store additions and the balance attributable to the comparable store sales increase and reduced markdowns from the consolidated comparable store sales increase. The improvement in gross margin rate was primarily due to less promotional activity and fewer corresponding markdowns, primarily at SDSG.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SGA")

For the three months ended May 4, 2002, SGA was $332.8 million, or 23.3% of net sales, compared to $343.2 million, or 23.4% of net sales, for the three months ended May 5, 2001. The decrease of $10.4 million in expenses was largely due to a reduction of $15.4 million from the reorganization of the Saks Direct business, the absence of expenses associated with the sale or closure of underproductive stores and various other cost reduction and reorganization initiatives. These decreases were partially offset by $2.0 million in rising health care and retirement expenses, $2.0 million of higher property and casualty insurance premiums and expenses associated with new store additions and comparable store expenses. The rate deterioration was primarily attributable to a decline in expense leverage associated with the decline in sales.

OTHER OPERATING EXPENSES

For the three months ended May 4, 2002, other operating expenses were $140.0 million, or 9.8% of net sales, compared to $141.8 million, or 9.7% of net sales, for the three months ended May 5, 2001. The decrease of $1.8 million was due to the discontinuation of goodwill amortization, which represented $3.7 million, partially offset by the net expense increases in deprecation and rental expenses associated with new store additions, the remodel and expansion of comparable stores and closed stores. The decline in expense leverage was principally due to the inability to reduce fixed expenses, relative to the decline in total sales.

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

CASH BALANCES AND LIQUIDITY

The Company's primary sources of short-term liquidity are comprised of cash on hand and availability under its $700 million revolving credit facility. At May 4, 2002 and May 5, 2001, the Company maintained cash and cash equivalent balances of $100.5 million and $75.1 million, respectively. These amounts consisted principally of invested cash and approximately $30 million of store operating cash. At May 4, 2002 the Company had no funded borrowings under its $700 million revolving credit facility, and had $114.9 million in unfunded letters of credit representing utilization. Unutilized availability under the facility was $585.1 million. The amount of cash on hand issued under the facility and availability under the Company's revolving credit agreement are influenced by a number of factors, including sales, retained accounts receivable and inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company's tax payment obligations, among others.

Another source of liquidity for the Company has been the securitization of proprietary credit card receivables issued by National Bank of the Great Lakes ("NBGL"), the Company's national credit card bank subsidiary, into the asset-backed securitization market. At May 4, 2002 the Company had $1,085 million of receivables sold, $1,011 million of which is comprised of three series having fixed amounts outstanding that are due at maturity, and $74 million of which is comprised of outstanding amounts under committed bank-sponsored conduit programs. The bank-sponsored conduit programs, which are annually renewable, provide for funding of up to $315 million of receivables. An aggregate of $577 million in asset-backed instruments sold to investors will mature in 2002. The remaining $434 million in asset-backed instruments held by investors will mature in 2006. The Company believes it will be successful in amortizing the customer payment to satisfy the principal due on the maturing certificates and new receivables will be sold through new asset-backed instruments. However, to do so, the Company may be subject to higher pricing or more restrictive terms than those it currently enjoys. Factors that may influence the pricing, terms and the Company's overall access to the asset-backed securitization market include the general economic environment, liquidity in the asset-backed securitization market, the quality of NBGL's accounts receivable portfolio and the Company's operating performance, among others.

CAPITAL STRUCTURE

At May 4, 2002, the Company's capital and financing structure was comprised of
(1) senior unsecured notes, (2) the $700 million secured revolving credit facility, (3) the sale of beneficial interest in proprietary credit card receivables, (4) capital and operating leases and (5) real estate mortgage financing. Total indebtedness at May 4, 2002 was $1,336 million, representing a decrease of $287 million from the prior period balance of $1,623 million. The decrease in debt reflects a reduction in working capital needs, lower capital expenditures and the utilization of operating cash flow to pay down debt. This reduction in debt also reflects a decline in the debt to total capitalization percentage from 41.1% at May 5, 2001 to 37.2% at May 4, 2002.

The Company had $ 1,186 million of senior unsecured senior notes outstanding as of May 4, 2002 comprised of six separate series having maturities ranging from 2004 to 2019. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and the interest coupons payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. During the three months ended May 4, 2002, the Company repurchased $24 million in senior notes, through open market repurchases, resulting in an extraordinary gain on debt extinguishment of $0.4 million, net of taxes, related to the prior termination of a related interest rate swap agreement.

At May 4, 2002 the Company had $138 million in capitalized operating leases covering various properties and pieces of equipment. The terms of the capitalized leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

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


PROPRIETARY CREDIT CARDS RECEIVABLE SECURITIZATION

The Company's proprietary credit cards are owned and issued by National Bank of the Great Lakes ("NBGL"), a wholly owned subsidiary of the Company. Receivables generated from the sale of merchandise on these credit cards are sold by NBGL to another wholly owned subsidiary, Saks Credit Corporation ("SCC"). SCC transfers the receivables to a trust, Saks Credit Card Master Trust ("SCCMT"), which sells certificates representing an undivided beneficial interest in the pool of receivables held in SCCMT to third-party investors. The certificates have maturity dates and represent an ownership in the cash generated by the credit card receivables. The Company retains an interest in the receivables held in SCCMT, which is subordinate to the sold certificates in its rights to the cash flows of the receivables held in SCCMT.

At May 4, 2002, SCCMT held credit card receivables aggregating $1,253.5 million, while certificates of ownership aggregating $1,085.4 million were sold to third-party investors. Prior to maturity of the certificates, the Company has access to the cash generated by the receivables net of allocations of cash to investors representing the coupon interest rate on the beneficial interest. Upon maturity, the certificate owners are repaid with cash collections of principal payments made by customers until which time their ownership interests are satisfied, "paid down," after which the Company receives all such cash to recover its residual ownership interest in the pool of receivables. During the period beginning in July 2002 and continuing through November 2002, certificates representing $713.5 million of the outstanding certificates at May 4, 2002 will mature and will be required to be paid down.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                SAKS INCORPORATED

                           PART II. OTHER INFORMATION

Item 6. Exhibits.

(a)      Exhibits

         There are no exhibits to this filing.


(b)      Form 8-K Reports.

         The following 8-K's were filed during the quarter ended May 4, 2002:

                  Date Filed                             Subject
                  ----------                             -------

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


                                                       SAKS INCORPORATED
                                                ------------------------------
                                                          Registrant


                                                      December 27, 2002
                                                ------------------------------
                                                             Date



                                                   /s/ Douglas E. Coltharp
                                                ------------------------------
                                                      Douglas E. Coltharp
                                                   Executive Vice President,
                                                  Chief Financial Officer and
                                                  Principal Financial Officer