Form 10-Q/A
period 2002-08-03
SAKS INC
filed 2003-03-24
CIK 812900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10Q/A

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2002

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

For Quarter Ended: August 3, 2002

Commission File Number: 1-13113

SAKS INCORPORATED

(Exact name of Registrant as specified in its charter)

Tennessee

(State of incorporation)

62-0331040

(I.R.S. Employer Identification Number)

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

Common Stock, $.10 Par Value – 143,707,626 shares as of March 20, 2003

The Exhibit Index is on page 3

SAKS INCORPORATED

Introduction

This Form 10-Q/A amends the Form 10-Q for the quarter ended August 3, 2002 filed by the registrant on September 17, 2002.  The only amendment made by this Form 10-Q/A is to add an Exhibit to Part II, Item 6-Exhibits and Reports on Form 8-K.  Except as so amended, the Form 10-Q for the quarter ended August 3, 2002 filed by the registrant on September 17, 2002 remains in effect and unchanged.  This Form 10-Q/A includes no financial statements.

PART II

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

            See Exhibit Index

Exhibit Index

2.1	Purchase and Sale Agreement dated as of July 26, 2002 among Saks Incorporated, National Bank of the Great Lakes, Saks Credit Corporation, and Household Bank (SB), N.A., as amended.*

*     This Exhibit begins on page 9.  All schedules and exhibits to this Exhibit, except Exhibit 2.1(a)-1 and Exhibit 2.1(a)-2, have been omitted in accordance with 17 CFR §229.601(b)(2).  The registrant agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED,
Registrant

March 21, 2003

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

March 21, 2003

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

March 21, 2003

Date

/s/ DOUGLAS E. COLTHARP

Douglas E. Coltharp Executive Vice President and Chief Financial Officer