Form 10-K
period 2003-02-01
SAKS INC
filed 2003-04-30
CIK 812900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: February 1, 2003 or

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to______________

Commission File Number: 1-13113

SAKS INCORPORATED

(Exact name of registrant as specified in its charter:)

Tennessee	62-0331040
(State of Incorporation)	(I.R.S. Employer Identification Number)

750 Lakeshore Parkway, Birmingham, Alabama 35211

(Address of principal executive offices including zip code)

(205) 940-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.10 and Preferred Stock Purchase Rights

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 2003 was approximately $992,133,314.

As of March 14, 2003, the number of shares of the Registrant’s Common Stock outstanding was 143,331,426.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended February 1, 2003 are incorporated by reference into Part II.
(2)	Portions of the Saks Incorporated Proxy Statement dated April 30, 2003 for the Annual

Shareholders’ Meeting to be held on June 11, 2003 are incorporated by reference into Part III.

The Exhibit Index is on page 26 of this document.

PART I

Item 1.    Business

General

Saks Incorporated (formerly Proffitt’s, Inc.) was founded in 1919. The Company and its subsidiaries (together the “Company”) operate two business segments, Saks Department Store Group (“SDSG”) and Saks Fifth Avenue Enterprises (“SFAE”).

SDSG currently operates 241 department stores in 24 states under the following nameplates: Parisian (42 stores), Proffitt’s (26 stores), McRae’s (28 stores), Younkers (48 stores), Herberger’s (41 stores), Carson Pirie Scott (32 stores), Bergner’s (14 stores), and Boston Store (10 stores). SDSG stores are principally anchor stores in leading regional or community malls, and the stores typically offer a broad selection of upper-moderate to better fashion apparel, shoes, accessories, jewelry, cosmetics, and decorative home furnishings, as well as furniture in selected locations. SDSG stores are promoted as “the best place to shop in your hometown.”

SFAE includes Saks Fifth Avenue (“SFA”) luxury department stores (60 stores in 24 states) and Off 5th Saks Fifth Avenue Outlet (“Off 5th”) (53 stores in 23 states). Saks Fifth Avenue stores are intended to offer customers “the most inviting luxury experience.” The locations are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. Customers may also purchase SFA products by catalog or online at saks.com. Off 5th is intended to be the premier luxury off-price retailer in the United States, where customers can find SFA merchandise for a “gem of a deal.” Off 5th stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics, and decorative home furnishings, targeting the value-conscious customer.

The Company experienced significant growth between 1994 and 1998, primarily through a series of acquisitions. The Company’s major acquisitions are outlined below:

Name	Headquarters	Number of Stores Acquired	Locations	Date Acquired
McRae’s	Jackson, MS	31	Southeast	March 31, 1994
Younkers	Des Moines, IA	50	Midwest	February 3, 1996
Parisian	Birmingham, AL	40	Southeast/Midwest	October 11, 1996
Herberger’s	St. Cloud, MN	37	Midwest	February 1, 1997
Carson Pirie Scott	Milwaukee, WI	55	Midwest	January 31, 1998
Saks Fifth Avenue	New York, NY	95	National	September 17, 1998

In addition to acquisitions, the Company historically has grown through opening new stores and by expanding and renovating selected stores. In 2002, the Company opened three new SDSG stores and one new Off 5th store. In addition, the Company replaced three SDSG stores and one

SFA store with new stores. The Company has announced plans to open three SDSG stores, two SFA stores, and one Off 5th store in 2003.

The Company also may sell or close stores from time-to-time. In 2002, the Company closed two SDSG stores and two SFA stores.

Merchandising, sales promotion, and store operating support functions are conducted in multiple locations. Back office sales support functions for the Company, such as accounting, credit card administration, store planning, and information technology, are largely centralized.

Merchandising

In both the SDSG and SFA stores, the Company believes that its commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes the Company’s stores a preferred distribution channel for premier brand-name merchandise.

SDSG stores attempt to consistently offer a wide selection of unique and limited distribution merchandise as well as competitively priced national brands. Key brands featured in the Company’s SDSG stores include Liz Claiborne, Susan Bristol, Sigrid Olsen, Polo/Ralph Lauren, Tommy Hilfiger, Nautica, Hart Schaffner & Marx, Estee Lauder, Clinique, Lancome, Chanel, Nine West, Enzo, Waterford, and Bali. In addition to the these brands, Parisian stores may carry brands such as Karen Kane, BCBG, Garfield & Marks, Tahari, Oakley, Robert Talbott, Tommy Bahama, Joseph Abboud, Hugo Boss, Bobbi Brown, Trish McEvoy, MAC, Donald Pliner, Stuart Weitzman, Kate Spade, Via Spiga, and Brighton, which are typically carried only at specialty stores. SDSG differentiates its offerings from its competitors through exclusive merchandise from its core vendors, assortments from unique and emerging suppliers, and proprietary brands.

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

The Company has developed a knowledge of each of its trade areas and customer bases for its SDSG, SFA, and Off 5th stores. This knowledge is gained through the Company’s regional merchandising structure in conjunction with store visits by senior management and merchandising personnel and use of on-line merchandise information. The Company strives to tailor each store’s merchandise assortment to the characteristics of its trade areas and customer bases and to the lifestyle needs of its local customers.

Certain departments in the Company’s stores are leased to independent companies in order to provide high quality service and merchandise where specialization, focus, and expertise are critical. The leased departments vary by store to complement the Company’s own merchandising departments. The principal leased department in the SDSG stores is fine jewelry, and the principal leased departments in the SFA stores are furs and certain designer handbags. The terms of the lease agreements typically are between one and seven years and require the lessee to pay for fixtures and provide its own employees. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

For the year ended February 1, 2003, the Company’s percentages of owned sales (exclusive of sales generated by leased departments) by major merchandise category were as follows:

	SDSG	SFA
Women’s Apparel	25.1%	40.2%
Men’s Apparel	14.5	13.3
Home and gifts	14.8	1.2
Cosmetics	13.0	16.5
Shoes	8.2	7.7
Women’s Accessories	8.0	16.7
Children’s Apparel	6.7	1.0
Junior’s Apparel	4.0	0.0
Intimate Apparel	3.8	2.1
Outerwear	1.9	1.3

Total	100.0%	100.0%

Purchasing and Distribution

The Company purchases merchandise from many vendors. Management monitors profitability and sales history with each vendor and believes it has alternative sources available for each category of merchandise it purchases. Management believes it maintains good relationships with its vendors.

The Company has six distribution facilities serving its stores. Refer to “Item 2. Properties” for a listing of these facilities.

Each of the Company’s distribution facilities is linked electronically to the Company’s merchandising staffs through a computerized purchase order management system that facilitates re-order and replenishment of merchandise. The Company utilizes electronic data interchange (“EDI”) technology with its top vendors that is designed to move merchandise onto the selling floor more quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. High speed automated conveyor systems are capable of scanning bar coded labels and diverting incoming cartons of merchandise to the proper processing areas. Many types of merchandise are processed in the receiving area and immediately “cross docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor’s bar code and transmit the necessary information to a computer to record merchandise on hand.

Information Technology

Company management believes that technological investments are necessary to support its business strategies, and, as a result, the Company is continually upgrading its information systems to improve efficiency and productivity.

The Company’s information systems provide information deemed necessary for management operating decisions, cost reduction programs, and customer service enhancements. Individual data processing systems include point-of-sale and sales reporting, purchase order management, receiving, merchandise planning and control, payroll, human resources, general ledger, credit card administration, and accounts payable systems. Bar code ticketing is used, and scanning is utilized at point-of-sale terminals. Information is made available on-line to merchandising staff and store management on a timely basis.

The use of EDI technology allows the Company to speed the flow of information and merchandise in an attempt to capitalize on emerging sales trends, maximize inventory turnover, and minimize out-of-stock conditions. EDI technology includes an advance shipping notice system (“ASN”). The ASN system identifies discrepancies between merchandise that is ready to be shipped from a supplier’s warehouse and that which was ordered from the supplier. This early identification provides the Company with a window of time to resolve any discrepancies in order to speed merchandise through the distribution facilities and into its stores.

Marketing

For the SDSG stores, advertising campaigns include fashion and image advertising, price promotions, and special events. The Company uses a multi-media marketing approach for the SDSG stores, including newspaper, television, radio, and direct mail. To promote its image as the fashion and style leader in its trade areas, the Company also sponsors fashion shows and in-store special events highlighting the Company’s key brands and offerings.

For the SFA stores, the Company’s marketing principally emphasizes the latest fashion trends in luxury merchandise and primarily utilizes direct mail advertising, supplemented with national magazine and local radio advertising. To promote its image as the primary source of luxury goods in its trade areas, SFA sponsors fashion shows and in-store special events highlighting the designers represented in the SFA stores.

In-house advertising and sales promotion staffs, in conjunction with outside advertising agencies, produce the Company’s advertising for both SDSG and SFAE.

For both SDSG and SFA, the Company utilizes data captured through the use of proprietary credit cards to develop advertising and promotional events targeted at specific customers who have purchasing patterns for certain brands, departments, and store locations.

Proprietary Credit Cards

The Company maintains a proprietary credit card program. The Company believes that proprietary credit card holders shop more frequently with the Company and purchase more merchandise than customers who pay with cash or third-party credit cards. The Company also makes frequent use of the names and addresses of its proprietary credit card holders in its direct marketing efforts.

The Company seeks to expand the number and use of the proprietary credit cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of the Company’s stores. Customers who open accounts are entitled to discounts on initial and, when offered, subsequent purchases. Proprietary credit card customers are offered private shopping nights, direct mail catalogs, special discounts, and advance notice of sale events. The Company has created various loyalty programs that reward customers for frequency and volume of proprietary charge card usage.

There are approximately 5.0 million credit accounts that have been active within the prior twelve months and approximately 44% of the Company’s 2002 sales were transacted on the proprietary credit cards.

The credit card programs are subject to government regulations, including consumer protection laws, that impose restrictions on the making and collection of consumer loans and on other aspects of credit card operations. There can be no assurance that the existing laws and regulations will not be amended or that new laws or regulations will not be adopted, in a manner that could adversely affect the Company’s credit card operations.

Prior to April 15, 2003, National Bank of the Great Lakes (“NBGL”), the Company’s wholly owned credit card bank subsidiary, issued all proprietary credit cards to the Company’s customers and made all credit card loans.

On April 15, 2003, Household Bank (SB), N.A. (“Household”), an affiliate of Household International, acquired the Company’s proprietary credit card business, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the Saks Credit Card Master Trust (SCCMT), which owns and securitizes the accounts receivable generated by the proprietary credit card accounts.

Under the ten-year agreement, Household will establish and own proprietary credit card accounts for customers of the Company’s operating subsidiaries. Household will retain the benefits and risks associated with the ownership of the accounts, which includes receiving the finance charge income and incurring the bad debts associated with those accounts, and will pay a portion of the finance charge income to the Company. During the ten-year term of the agreement, the Company will continue to provide all key customer service functions, including new account opening, transaction authorization, billing adjustments, and customer inquiries, and will receive compensation from Household for these services.

On April 15, 2003, the Company received net cash proceeds of approximately $300 million, representing (1) the sum of 100% of the outstanding accounts receivable balances, a premium, the value of investments held in securitization accounts, and the value of miscellaneous consumable inventory, minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates issued by SCCMT held by public investors, which certificates were assumed by Household, and minus (3) amounts repaid by the Company due under the SCCMT certificates and related obligations held by bank-sponsored commercial paper conduit investors, which certificates and obligations were not assumed by Household.

Trademarks and Service Marks

The Company owns many registered trademarks and service marks, including, but not limited to, “Saks Fifth Avenue,” “SFA,” “S5A,” “The Fifth Avenue Club,” and “Off 5th,” along with its various other store names and its private brands. Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company’s trademarks and service marks are registered in the United States Patent and Trademark Office. The terms of these registrations are generally ten years, and they are renewable for additional ten-year periods indefinitely so long as the marks are in use at the time of renewal. Saks Incorporated is not aware of any claims of infringement or other challenges to its right to register or use its marks in the United States that would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

From time to time, the Company also licenses the trademarks of designers and celebrities so as to be able to offer differentiated product in its stores. Examples of such licenses include those for the trademarks Jane Seymour, Laura Ashley, and Ruff Hewn, each of which the Company has the exclusive right to use in certain merchandise categories.

Reliance on Fifth Avenue Store

The Company’s Saks Fifth Avenue store located on Fifth Avenue in New York City accounted for approximately 7% of total Company owned sales and approximately 18% of SFAE’s owned sales in 2002 and plays a significant role in creating awareness for the Saks Fifth Avenue brand name.

Customer Service

The Company believes that exceptional customer service contributes to increased store visits and purchases by its customers.

SDSG stores are intended to be customer-friendly and easy to shop. SDSG stores generally offer two types of service. “One-on-one,” personalized service is typically offered in several areas of the stores including cosmetics, shoes, women’s better sportswear, women’s special size sportswear, men’s tailored clothing, men’s better sportswear, intimate apparel, china, and furniture. These departments frequently offer clienteling programs and dedicated checkout facilities and are staffed by associates with extensive product training. “Fast, Friendly, and Efficient” service is generally offered in the remaining areas of the stores. These areas frequently feature innovative, centralized customer service centers and are staffed with friendly, knowledgeable sales associates delivering efficient transactions.

The Company has implemented innovative service features in the SDSG stores in order to make them more convenient to shop. Some of these features include:

■	High-visibility directional signing in all SDSG stores.
■	A “Wrap-it Express” program in all stores where customers can leave their packages and receive a specific time their gifts will be wrapped and ready, allowing customers to continue shopping.
■	“Comfort zones” and “living room” areas in over 60 stores. These will be added to the majority of the remainder of the store base in 2003.
■	Headsets in the high-traffic shoe departments of over 50 stores, allowing sales associates to remain on the selling floor while stock room attendants deliver requested shoes to the floor.
■	A myriad of other features in key stores including concierge/host services; “Alert” fitting room technology; sleek, “mini” shopping carts convertible into strollers; price scanners; and valet parking.

At Saks Fifth Avenue, the Company’s goal is to deliver an inviting, customer-focused luxury shopping experience. Compensation for sales associates is, in part, based upon customer satisfaction measures and productivity. Sales associates undergo extensive service, selling, and product knowledge training and are encouraged to maintain frequent, personal contact with their customers. Sales associates keep detailed customer records, send personalized thank-you notes, and routinely communicate with customers to advise them of new merchandise offerings and special promotions. Many Saks Fifth Avenue stores offer “Fifth Avenue Club” services, where customers can receive complimentary personal shopping and concierge assistance. Typical stores also provide comfortable seating areas and refreshments throughout the store, making the shopping experience both relaxing and inviting.

At both SDSG and SFAE, superior customer service is encouraged through the development and monitoring of sales/productivity goals and through specific award and recognition programs.

Seasonality

The Company’s business, like that of many retailers, is subject to seasonal influences, with a significant portion of its sales and net income realized during the fourth fiscal quarter of each year, which includes the holiday selling season. Generally, more than 30% of the Company’s sales and over 75% of its net income are generated during the fourth quarter.

Competition

The retail business is highly competitive. The Company’s stores compete with several national and regional department stores, specialty apparel stores, designer boutiques, outlet stores,

discount stores, general and mass merchandisers, and mail-order and electronic commerce retailers, some of which have greater financial and other resources than those of the Company. Management believes that its knowledge of its trade areas and customer base, combined with providing a high level of customer service and a broad selection of quality fashion merchandise at appropriate prices in prime store locations, provides the opportunity for a competitive advantage.

Associates

As of March 14, 2003, the Company employed approximately 52,000 associates, of which approximately 43% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time employees during seasonal peak selling periods. Less than one percent of the Company’s associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

Item 2.    Properties.

The Company currently operates six principal distribution facilities as follows:

Stores Served	Location of Facility	Square Feet	Owned/Leased
Proffitt’s, McRae’s, and Parisian	Steele, Alabama	180,000	Owned
Younkers	Green Bay, Wisconsin	182,000	Owned
Younkers	Ankeny, Iowa	102,000	Leased
Carson Pirie Scott, Bergner’s, Boston Store, and Herberger’s	Rockford, Illinois	585,000	Owned
Saks Fifth Avenue and Off 5th	Aberdeen, Maryland	514,000	Leased
Saks Fifth Avenue and Off 5th	Ontario, California	120,000	Leased

The Company’s principal administrative offices are as follows:

Office	Location of Facility	Square Feet	Owned/Leased
Proffitt’s/McRae’s stores support offices	Alcoa, Tennessee	72,000	Leased
Parisian stores support offices and corporate administrative offices	Birmingham, Alabama	125,000	Owned
Carson Pirie Scott, Bergner’s, Boston Store, Herberger’s, and Younkers stores support offices	Milwaukee, Wisconsin	156,000	Owned
Corporate Operations Center	Jackson, Mississippi	272,000	Owned
Saks Fifth Avenue support offices	New York, New York	298,000	Leased
Saks Fifth Avenue support offices	Aberdeen, Maryland	70,000	Leased

The following table sets forth information about the Company’s stores as of March 14, 2003. The majority of the Company’s stores are leased. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, the Company contributes to common mall maintenance and is responsible for property tax and insurance expenses at its owned locations. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years. Off 5th leases typically have shorter terms.

	Owned Locations		Leased Locations		Total
Store Name	Number of Units	Gross Square Feet (in mil.)	Number of Units	Gross Square Feet (in mil.)	Number of Units	Gross Square Feet (in mil.)	Locations
Proffitt’s	8	1.0	18	1.5	26	2.5	Southeast
McRae’s	16	2.2	12	1.1	28	3.3	Southeast
Younkers	5	0.6	43	4.0	48	4.6	Midwest
Parisian	13	1.6	29	3.4	42	5.0	Southeast and Midwest
Herberger’s	5	0.6	36	2.3	41	2.9	Midwest
Carson Pirie Scott	8	1.8	24	3.2	32	5.0	Midwest
Boston Store	6	1.1	4	0.4	10	1.5	Midwest
Bergner’s	5	0.6	8	0.9	13	1.5	Midwest
Saks Fifth Avenue	29	3.9	31	2.4	60	6.3	National
Off 5th	1	0.0	51	1.4	52	1.4	National

Totals	96	13.4	256	20.6	352	34.0

Item 3. Legal Proceedings.

The Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have an ongoing material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. Also, the Company and NBGL, have voluntarily entered into consent orders with the U.S. Office of the Comptroller of the Currency (the “OCC”). The consent orders require, among other things, that the Company and NBGL implement and monitor policies and procedures to ensure compliance with the provisions of the Bank Secrecy Act and the related regulations of the OCC, including without limitation the requirements to maintain policies and procedures designed to comply with the recordkeeping and reporting requirements of the Bank Secrecy Act and to timely file Currency Transaction Reports and Suspicious Activity Reports with respect to certain currency payments taken on NBGL’s credit card accounts and on credit card accounts for which the Company or its subsidiaries act as servicer.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position

R. Brad Martin	51	Chairman of the Board of Directors and Chief Executive Officer

Stephen I. Sadove	51	Vice Chairman; Director

James A. Coggin	61	President and Chief Administrative Officer; Director

George L. Jones	52	President and Chief Executive Officer of Saks Department Store Group and Chief Operating Officer of Saks Incorporated; Director

Douglas E. Coltharp	41	Executive Vice President and Chief Financial Officer

Brian J. Martin	46	Executive Vice President of Law and General Counsel

Donald E. Wright	45	Executive Vice President of Finance and Chief Accounting Officer

Julia A. Bentley	44	Senior Vice President of Investor Relations and Communications; Corporate Secretary

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

James A. Coggin was named President and Chief Administrative Officer of Saks Incorporated in November 1998. Mr. Coggin served as President and Chief Operating Officer of the Company from March 1995 to November 1998 and served as Executive Vice President and Chief

Administrative Officer of the Company from March 1994 to March 1995. From 1971 to March 1994, Mr. Coggin served in various management and executive positions with McRae’s, Inc.

George L. Jones joined the Company in March 2001 as President and Chief Executive Officer of Saks Department Store Group and assumed the additional title of Chief Operating Officer of Saks Incorporated in October 2002. Mr. Jones served as President of Worldwide Licensing and Studio Stores for Warner Bros. from 1994 until February 2001. Prior to that, he held various executive positions with Target.

Douglas E. Coltharp joined the Company in November 1996 as Executive Vice President and Chief Financial Officer. Mr. Coltharp was with NationsBank (now Bank of America) from 1987 to November 1996, where he held a variety of senior positions including the post of Senior Vice President of Corporate Finance.

Brian J. Martin was promoted to Executive Vice President of Law and General Counsel of the Company in May 1997. He served as Senior Vice President of Human Resources and Law and General Counsel from August 1995 to May 1997 and served as Senior Vice President and General Counsel of Proffitt’s from March 1995 to August 1995. Prior to joining the Company in 1994 as Vice President and General Counsel, Mr. Martin was affiliated with the Indianapolis, Indiana law firm of Barnes and Thornburg and served as Assistant Solicitor General of the United States. Brian J. Martin is the brother of R. Brad Martin.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The information set forth under the caption “Market Information,” appearing on page 76 of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended February 1, 2003 (the “Annual Report”), is incorporated herein by reference.

Item 6.    Selected Financial Data.

The information set forth under the caption “Five-Year Financial Summary” appearing on page 18 of the Annual Report is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption “Management’s Discussion and Analysis” appearing on pages 19 through 35 of the Annual Report is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk primarily arises from changes in interest rates. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly defined in its risk management policies. The Company is exposed to interest rate risk primarily through its securitization, borrowings, and derivative financial instrument activities, which are described in Notes 2, 3, and 7 to the Consolidated Financial Statements appearing on pages 41 through 45, 45 through 49, and 54 through 55 respectively, of the Annual Report and are incorporated herein by reference.

Based on the Company’s market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at February 1, 2003, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 8.    Financial Statements and Supplementary Data.

The consolidated Financial Statements and Footnotes and the Report of Independent Accountants appearing on pages 37 through 75 of the Annual Report are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the caption “Election of Directors” contained on pages 5 through 7 of the Saks Incorporated Proxy Statement dated April 30, 2003 (the “Proxy Statement”), with respect to Directors of the Company, is incorporated herein by reference.

The information required under this item with respect to the Company’s Executive Officers is incorporated by reference from Part I of this report under “Executive Officers of the Registrant.”

The information set forth under the caption “Section 16(a) of the Securities Exchange Act of 1934” contained on page 22 of the Proxy Statement, with respect to Director and Executive Officer compliance with Section 16(a), is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the captions “Directors’ Fees” and “Executive Compensation” contained on pages 7 through 10 of the Proxy Statement with respect to executive compensation is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption “Outstanding Voting Securities” contained on pages 3 through 5 of the Proxy Statement with respect to security ownership of certain beneficial owners and management is incorporated herein by reference.

EQUITY COMPENSATION PLANS

The following table sets forth equity compensation plan information as of February 1, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,241,359	$14.02	1,263,822
Equity compensation plans not approved by security holders	15,808,576	$13.62	115,047

Total	24,049,935	$13.76	1,378,869

Note: In connection with acquisition transactions, the Company assumed then-outstanding stock options previously granted to employees and directors of acquired corporations. No additional grants or awards may be made under the plans pursuant to which these stock options were granted. As of February 1, 2003, the total number of shares of the Company’s Common Stock to be issued upon the exercise of these stock options was 2,984,587 shares, and their weighted-average exercise price was $21.77.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the captions “Further Information Concerning Directors” and “Certain Transactions” contained on pages 7 and 8 and 14 respectively, of the Proxy Statement with respect to certain relationships and related transactions is incorporated herein by reference.

Item 14. Controls and Procedures.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report on Form 10-K, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

* * *

Website Access to Information

The Company provides access free of charge through the Company’s website, www.saksincorporated.com, to the Company’s annual report on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1), (2), and (3) – The responses to these portions of Item 14 are submitted as a separate section of this report.

(b)	Reports on Form 8-K filed during the fourth quarter.

November 7, 2002 – Sales release for the four weeks ended November 2, 2002

November 21, 2002 – Earnings release for the quarter and nine months ended November 2, 2002

December 5, 2002 – Sales release for the four weeks ended November 30, 2002

December 27, 2002 – Disclosure of the filing of Form 10-K/A for the fiscal year ended February 2, 2002 and Form 10-Q/A for the quarter ended May 4, 2002

January 9, 2003 – Sales release for the five weeks ended January 4, 2003

(c)	Exhibits – The response to this portion of Item 14 is submitted as a separate section of this report.

(d)	Financial statement schedules – The response to this portion of Item 14 is submitted as a separate section of this report.

ITEM 14(a)(1) AND (2) AND (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Consolidated Financial Statements

The following Consolidated Financial Statements and Report of Independent Accountants of Saks Incorporated and Subsidiaries, included on pages 37 through 75 of the Saks Incorporated Annual Report to Shareholders for the Fiscal Year Ended February 1, 2003, are incorporated by reference in Item 8:

•	Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002
•	Consolidated Statements of Income for Fiscal Years Ended February 1, 2003, February 2, 2002, and February 3, 2001
•	Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years Ended February 1, 2003, February 2, 2002, and February 3, 2001
•	Consolidated Statements of Cash Flows for Fiscal Years Ended February 1, 2003, February 2, 2002, and February 3, 2001
•	Notes to Consolidated Financial Statements

(2)	Schedules to Financial Statements

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

Date: April 30, 2003	Saks Incorporated /s/ DOUGLAS E. COLTHARP Douglas E. Coltharp Executive Vice President and Chief Financial Officer Principal Accounting Officer
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
/s/ JAMES A. COGGIN James A. Coggin President and Chief Administrative Officer Director
/s/ JULIUS W. ERVING Julius W. Erving Director
/s/ MICHAEL S. GROSS Michael S. Gross Director
/s/ DONALD E. HESS Donald E. Hess Director
/s/ GEORGE L. JONES George L. Jones President and Chief Executive Officer of Saks Department Store Group and Chief Operating Officer of Saks Incorporated Director
/s/ NORA P. MCANIFF Nora P. McAniff Director
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

I, R. Brad Martin, Chairman of the Board of Directors and Chief Executive Officer of Saks Incorporated, certify that:

1.	I have reviewed this annual report on Form 10-K of Saks Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003 Date /s/ R. BRAD MARTIN R. Brad Martin Chairman of the Board of Directors and Chief Executive Officer

I, Douglas E. Coltharp, Executive Vice President and Chief Financial Officer of Saks Incorporated, certify that:

1.	I have reviewed this annual report on Form 10-K of Saks Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003 Date /s/ DOUGLAS E. COLTHARP Douglas E. Coltharp Executive Vice President and Chief Financial Officer

FORM 10-K — ITEM 14(a)(3) AND 14(c)

SAKS INCORPORATED AND SUBSIDIARIES

EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Charter of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

3.2	*Amended and Restated Bylaws of the Company

4.1	Indenture, dated as of November 9, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($500 million of 8-1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated November 9, 1998)

4.2	Indenture, dated as of November 25, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($350 million of 7-1/4% Notes due 2004) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated December 2, 1998)

4.3	Indenture, dated as of December 2, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($250 million of 7-1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated December 2, 1998)

4.4	Indenture, dated as of February 17, 1999, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($200 million of 7-3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated February 18, 1999)

4.5	Indenture, dated as of October 4, 2001, among the Company, the Subsidiary Guarantors, and Bank One Trust Company, National Association, as trustee ($141,557,000 of 9-7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated October 11, 2001)

4.6	Registration Rights Agreement between Proffitt’s, Inc. and Parisian, Inc. dated July 8, 1996 (incorporated by reference from the Exhibits to the

Form S-4 Registration Statement No. 333-09043 of Proffitt’s, Inc. dated August 16, 1996)

4.7	Registration Rights Agreement between Proffitt’s, Inc. and specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt’s, Inc. dated July 8, 1998)

4.8	Stockholders’ Agreement between Proffitt’s, Inc. and specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt’s, Inc. dated July 8, 1998)

4.9	Indenture, dated as of July 23, 1999, by and among the Company, the Subsidiary Guarantors and The First National Bank of Chicago, as trustee ($350 million, 7% Notes, due 2004 (incorporated by reference from the Exhibits to the Saks Incorporated 8-K dated July 27, 1999)

4.10	First Amended and Restated Rights Agreement, dated as of January 28, 2002, by and between Saks Incorporated and The Bank of New York (incorporated by reference to the Exhibits to the Saks Incorporated Form 8-K dated April 15, 2002)

10.1	Credit Agreement dated as of November 20, 2001 among Saks Incorporated, as borrower, Bank of America, N.A., as Agent, and the other financial institutions party thereto, as lenders (incorporated by reference from the Saks Incorporated Form 8-K dated November 21, 2001)

10.2	*Amendment No. 1 dated December 21, 2001 to Credit Agreement dated as of November 20, 2001 among Saks Incorporated, as borrower, Bank of America, N.A., as Agent, and the other financial institutions party thereto, as lenders

10.3	*Amendment No. 2 dated May 2, 2002 to Credit Agreement dated as of November 20, 2001 among Saks Incorporated, as borrower, Bank of America, N.A., as Agent, and the other financial institutions party thereto, as lenders

10.4	*Amendment No. 3 dated as of December 20, 2002 to Credit Agreement dated as of November 20, 2001 among Saks Incorporated, as borrower, Bank of America, N.A., as Agent, and the other financial institutions party thereto, as lenders

10.5	Master Pooling and Servicing Agreement dated as of August 21, 1997, by and among Saks Credit Corporation, Saks Incorporated, and Norwest

Bank Minnesota, National Association, as Trustee, as amended by Amendment No. 1 dated as of February 2, 1998, and Amendment No. 2 dated as of July 1, 1999 (incorporated by reference to Exhibits to the Proffitt’s Credit Card Master Trust Current Report on Form 8-K filed on September 23, 1997, Exhibits to the Current Report on Form 8-K filed on February 18, 1998 and Exhibits to the Current Report on Form 8-K filed on July 2, 1999).

10.6	Receivables Purchase Agreement dated as of July 1, 1999 by and among National Bank of the Great Lakes, Saks Credit Corporation, and Saks Incorporated (incorporated by reference to Exhibits to the Saks Credit Card Master Trust Current Report on Form 8-K filed on July 2, 1999).

10.7	Transfer and Administration Agreement dated as of July 1, 1999 among Enterprise Funding Corporation, Saks Transitional Credit Corporation, Saks Incorporated, and NationsBank, N.A. (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

10.8	Series 2001-1 Supplement dated as of March 1, 2001 among Saks Credit Corporation, Saks Incorporated, and Wells Fargo Bank Minnesota, National Association, as trustee, under the Master Pooling and Servicing Agreement dated as of August 21, 1997 (incorporated by reference from the Exhibits to the Form 8-K filed by Saks Credit Card Master Trust on April 19, 2001)

10.9	Third Amended and Restated Series 1997-1 Supplement dated as of November 19, 2001 to the Master Pooling and Servicing Agreement dated as of August 21, 1997, among Saks Credit Corporation, as Transferor, Saks Incorporated, as Servicer, and Norwest Bank Minnesota, National Association, as Trustee (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.10	Third Amended and Restated Certificate Purchase Agreement (Series 1997-1) dated as of November 19, 2001 among the Saks Credit Corporation, Saks Incorporated, Enterprise Funding Corporation, Falcon Asset Securitization Corporation, Windmill Funding Corporation, Bank of America, N.A., Bank One, NA, and ABN AMRO Bank N.V. (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.11	Supplemental Transaction Agreement dated as of April 14, 2003 among Saks Incorporated, National Bank of the Great Lakes, Saks Credit Corporation, Household Finance Corporation, and Household Bank (SB), N.A. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated April 29, 2003)

10.12	Servicing Agreement dated as of April 15, 2003 between McRae’s, Inc. and Household Corporation. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated April 29, 2003)

10.13	Program Agreement dated as of April 15, 2003 among Saks Incorporated, McRae’s, Inc., and Household Bank (SB), N.A. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated dated April 29, 2003)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.

10.14	Proffitt’s, Inc. 1987 Stock Option Plan, as amended (incorporated by reference from the Exhibits to the Form S-8 Registration Statement No. 33-46306 of Proffitt’s, Inc. dated March 10, 1992)

10.15	Saks Incorporated Amended and Restated Employee Stock Purchase Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.16	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.17	Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.18	Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.19	Trust Agreement for the Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.20	*Saks Incorporated Deferred Compensation Plan

10.21	Third Amendment and Restatement of the Parisian, Inc. Stock Option Plan for Officers (incorporated by reference from the Exhibits to the Form 10-K of Proffitt’s, Inc. for the fiscal year ended February 1, 1997)

10.22	Younkers, Inc. Stock and Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

10.23	Younkers, Inc. Management Stock Option Plan (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

10.24	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan (incorporated by reference to Carson Pirie Scott & Co. Common Shares Registration Statement No. 33-67514)

10.25	Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.26	Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.27	Saks Fifth Avenue Retirement Savings Plan (incorporated by reference from the Exhibits to the Form S-8 Saks Incorporated Registration Statement No. 333-66759)

10.28	Saks Holdings, Inc. 1996 Management Stock Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. filed with the Commission on August 29, 1996)

10.29	Saks Fifth Avenue Supplemental Pension Plan, effective July 2, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.30	Saks Holdings, Inc. Senior Management Stock Incentive Plan, dated as of October 17, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.31	Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.32	Amendment to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.33	Promissory Note for $265,000 between Saks Incorporated and James A. Coggin dated April 14, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.34	Promissory Note for $255,000 between Saks Incorporated and Douglas E. Coltharp dated April 14, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.35	*Amended and Restated Employment Agreement between R. Brad Martin and Saks Incorporated Dated as of April 18, 2003

10.36	*Employment Agreement by and between Saks Incorporated and James A. Coggin, President and Chief Administrative Officer, dated March 15, 2003

10.37	*Employment Agreement between Saks Incorporated and Douglas E. Coltharp, Executive Vice President and Chief Financial Officer, dated March 15, 2003

10.38	Saks Incorporated 1998 Senior Executive Bonus Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

10.39	Saks Fifth Avenue Pension Plan – 1998 Restatement (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

10.40	Saks Incorporated Executive Severance Plan effective September 13, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.41	Employment Agreement between Saks Incorporated and Stephen I. Sadove, Vice Chairman of Saks Incorporated, dated January 7, 2002 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.42	*Employment Agreement between Saks Incorporated and George Jones, President and Chief Executive Officer, Saks Department Store Group, and Chief Operating Officer, Saks Incorporated, dated January 29, 2001

13.1	*Annual Report to Shareholders for the fiscal year ended February 1, 2003 (not to be deemed filed except for those portions that are incorporated herein by reference in this filing)

21.1	*Subsidiaries of the registrant

23.1	*Consents of Independent Accountants

99.1	*Certification of the Chief Executive Officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	* Certification of the Chief Financial Officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	*Cautionary Statements Relating to Forward-Looking Information

99.4	* Saks Incorporated Employee Stock Purchase Plan Financial Statements for the Years ended December 31, 2002 and December 31, 2001

*	Filed as a current year Exhibit.