Form 10-Q
period 2003-05-03
SAKS INC
filed 2003-06-13
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2003

OR

(    ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

For Quarter Ended: May 3, 2003

Commission File Number: 1-13113

Exact name of registrant as specified in its charter:

SAKS INCORPORATED

State of Incorporation: Tennessee

I.R.S. Employer Identification Number: 62-0331040

Address of Principal Executive Offices (including zip code):

750 Lakeshore Parkway, Birmingham, Alabama 35211

Registrant’s telephone number, including area code:

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

Common Stock, $.10 Par Value – 142,817,627 shares as of May 3, 2003

SAKS INCORPORATED

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	May 3, 2003	February 1, 2003	May 4, 2002
ASSETS

Current Assets
Cash and cash equivalents	$502,776	$209,568	$100,463
Retained interest in accounts receivable	—	267,062	259,631
Merchandise inventories	1,411,247	1,306,667	1,358,634
Other current assets	185,126	93,422	101,054
Deferred income taxes, net	71,322	41,806	54,448

Total current assets	2,170,471	1,918,525	1,874,230
Property and Equipment, net	2,117,992	2,143,105	2,224,013
Goodwill and Intangibles, net	316,054	316,430	317,559
Deferred Income Taxes, net	115,618	148,805	165,916
Other Assets	56,304	52,491	48,976

TOTAL ASSETS	$4,776,439	$4,579,356	$4,630,694

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$399,668	$273,989	$340,509
Accrued expenses and other current liabilities	492,281	515,922	520,133
Current portion of long-term debt	7,371	4,781	4,807

Total current liabilities	899,320	794,692	865,449
Long-Term Debt	1,324,847	1,327,381	1,330,865
Other Long-Term Liabilities	275,342	190,011	183,118

Total liabilities	2,499,509	2,312,084	2,379,432
Commitments and Contingencies
Shareholders’ Equity	2,276,930	2,267,272	2,251,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,776,439	$4,579,356	$4,630,694

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002

Net sales	$1,381,860	$1,426,227
Cost of sales (excluding depreciation and amortization)	859,169	884,765

Gross margin	522,691	541,462

Selling, general and administrative expenses	335,068	337,386
Other operating expenses	137,120	140,012
Store pre-opening costs	1,228	835
Integration charges	465	—
Losses from long-lived assets	2,278	926

Operating income (loss)	46,532	62,303
Other income (expense):
Interest expense	(28,864)	(31,074)
Gain on extinguishment of debt	—	709
Other income (expense), net	5,068	385

Income before income taxes and cumulative effect of a change in accounting principle	22,736	32,323
Provision for income taxes	8,299	12,122

Income before cumulative effect of a change in accounting principle	14,437	20,201
Cumulative effect of a change in accounting principle, net of taxes	—	(45,593)

Net income (loss)	$14,437	$(25,392)

Basic earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.10	$0.14
Cumulative effect of accounting change	—	(0.32)

Net income (loss)	$0.10	$(0.18)

Diluted earnings (loss) per common share:
Income before cumulative effect of accounting change	$0.10	$0.14
Cumulative effect of accounting change	—	(0.31)

Net income (loss)	$0.10	$(0.17)

Weighted average common shares:
Basic	143,233	142,427
Diluted	144,794	147,250

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002

Operating Activities:
Net income (loss)	$14,437	$(25,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,264	52,474
Losses from long-lived assets	2,278	926
Gain on extinguishment of debt	—	(709)
Cumulative effect of accounting change	—	45,593
Provision for employee deferred compensation	1,978	1,767
Deferred income taxes	3,671	13,282
Proceeds from sale of proprietary credit cards	331,311	—
Change in other operating assets and liabilities, net	(75,390)	(29,613)

Net Cash Provided By Operating Activities	330,549	58,328

Investing Activities:
Purchases of property and equipment	(30,261)	(33,994)
Proceeds from the sale of property and equipment	1,558	—

Net Cash Used In Investing Activities	(28,703)	(33,994)

Financing Activities:
Payments on long-term debt and capital lease obligations	(1,589)	(25,883)
Purchases and retirements of common stock	(7,049)	—
Proceeds from issuance of common stock	—	2,910

Net Cash Used In Financing Activities	(8,638)	(22,973)

Increase In Cash and Cash Equivalents	293,208	1,361

Cash and cash equivalents at beginning of period	209,568	99,102

Cash and cash equivalents at end of period	$502,776	$100,463

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 3, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

The accompanying balance sheet at February 1, 2003 has been derived from the audited financial statements at that date but does not include all required generally accepted accounting principles disclosures.

The Company is a national retailer currently operating, through subsidiaries, luxury and traditional department stores. The Company operates the Saks Department Store Group (“SDSG”), which consists of stores operated under the following nameplates: Proffitt’s, McRae’s, Younkers, Parisian, Herberger’s, Carson Pirie Scott, Bergner’s, and Boston Store. The Company also operates Saks Fifth Avenue Enterprises (“SFAE”), which consists of Saks Fifth Avenue stores and Saks Off 5th stores.

In April 2003, the Company acquired $5,000 in convertible preferred shares in FAO, Inc. (“FAO”), which effectively represents a 12% ownership in FAO. FAO is a leading specialty seller of toys and collectibles in the United States and operates stores under the FAO Schwarz, the Right Start, and Zany Brainy concepts.

In May 2003 and subsequent to the end of the first quarter, the Company acquired Club Libby Lu, an operator of eleven specialty stores targeting pre-teen girls. Fiscal 2002 sales for Club Libby Lu were less than $5,000. Club Libby Lu will be consolidated into the Company’s operations and financial results beginning in the second quarter.

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $9,956 and $9,473 for the three months ended May 3, 2003 and May 4, 2002, respectively. Leased department sales were $67,857 and $65,712 for the three months ended May 3, 2003 and May 4, 2002, respectively, and were excluded from net sales.

In order to maintain consistency and comparability between periods presented, certain other amounts have been reclassified from previously reported financial statements to conform to the financial statement presentation of the current period. These reclassifications have no effect on previously reported net income, shareholders’ equity or cash flows.

NOTE 2 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three months ended May 3, 2003 and May 4, 2002 are as follows (income and shares in thousands):

	For the Three Months Ended May 3, 2003			For the Three Months Ended May 4, 2002
	Net Income	Weighted Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$14,437	143,233	$0.10	$20,201	142,427	$0.14
Effect of dilutive stock options		1,561	—		4,823	—

Diluted EPS	$14,437	144,794	$0.10	$20,201	147,250	$0.14

(a) Income before cumulative effect of accounting change.

Additionally, the Company had 27,195 and 8,748 options to purchase shares of common stock outstanding at May 3, 2003 and May 4, 2002, respectively, that were not included in the computation of diluted EPS because the exercise price of the options was greater than the market price of the common shares. At May 3, 2003, these options had exercise prices ranging from $8.74 to $48.78 per share. If the market price becomes greater than the exercise price and there is income before cumulative effect of accounting change for the period, these options will be dilutive and the treasury stock method will be applied to determine the number of dilutive shares.

NOTE 3 – PROPRIETARY CREDIT CARDS

Prior to April 15, 2003, the Company issued proprietary credit cards through its subsidiary, National Bank of the Great Lakes (“NBGL”), and subsequently securitized a substantial majority of the credit card receivables generated from these credit cards through the sale of asset-backed securities. The amount of receivables constituting collateral for certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest in the securitization subsidiary was recorded as an asset under “Retained Interest in Accounts Receivable” on the Company’s consolidated balance sheet.

On April 15, 2003, the Company and Household Bank (SB), N.A. (“Household”), an affiliate of Household International, entered into a strategic alliance in which Household and its affiliates acquired the Company’s proprietary credit card business, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the Saks Credit Card Master Trust (SCCMT).

For a term of ten years, under a program agreement, Household will establish and own the Company’s proprietary credit card accounts. Household will retain the benefits and risks associated with the ownership of the accounts, will receive the finance charge income and incur the bad debts associated with those accounts. During the ten-year term, pursuant to an administrative services agreement, the Company will continue to provide key customer service functions, including new account opening, transaction authorization, maintenance of customer account balances, customer billing and statement processing, and customer inquiries. Under the program agreement and the administrative services agreement the Company will receive expense reimbursement and compensation. Most of the expense reimbursement and compensation is variable and based principally upon the number of credit card accounts being serviced and the amount of finance charge income billed. This expense reimbursement and compensation is reflected in Selling, General and Administrative Expenses.

At the closing of the transaction, the Company received an amount in cash equal to the difference of (1) the sum of the outstanding accounts receivable balances, a premium, and the value of investments held in securitization accounts, minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates issued by SCCMT held by public investors, which certificates were assumed by Household at the closing. The Company used a portion of the cash received at closing to repay amounts due under the SCCMT certificates and related obligations held at the time of the closing by bank sponsored commercial paper conduit investors, which certificates and obligations were not assumed by Household. After deducting these repayment amounts and related transaction fees, expenses and payables, the Company received net cash of approximately $330,000.

After allocating the sales price to the sold credit card accounts, to the sold interest in the credit card receivables and to the ongoing program agreement, and after transaction expenses, the Company realized a gain of $4,968 before taxes. The cash proceeds allocated to the ongoing program agreement will be earned ratably over the 10-year term of the agreement and is reflected in Selling, General and Administrative Expenses.

Under the terms of the program agreement, there are certain provisions that would allow each party to exit the alliance. Under certain of the provisions, if Household were to exit the alliance, the Company may be required to return to Household a prorata portion of the premium received on April 15, 2003. Under certain of the provisions, if the Company were to terminate the alliance, the Company has the right to purchase the credit card accounts and associated accounts receivable from Household at fair value.

Prior to the sale of the receivables to Household, the income, losses and expenses associated with the credit card receivables are included in Selling, General and Administrative Expenses. Finance charge income and fees retained by certificate holders represent the coupon interest rate on the principal balances of the SCCMT certificates held by the certificate holders. Gains are recorded at the time of the sale equal to the excess of the estimated fair value of the receivables sold over the cost of the receivables sold. Cash associated with the gains is realized as the underlying credit card receivables are paid down.

NOTE 4 – GOODWILL AND INTANGIBLES

There were no changes in the carrying amounts of goodwill for the three months ended May 3, 2003. The components of goodwill and other amortizable assets at May 3, 2003 are as follows:

	SDSG	SFAE	Consolidated
Goodwill balance at February 1, 2003	$308,522	$—	$308,522

Other amortizable intangible assets:
Carrying amount of credit card base and customer lists	8,115	14,595	22,710
Accumulated amortization	(2,326)	(12,852)	(15,178)

Other amortizable intangible assets	5,789	1,743	7,532

Total Goodwill and Intangibles at May 3, 2003	$314,311	$1,743	$316,054

The components of amortization expense for the three months ended May 3, 2003 and the related estimated amortization expense for the next five fiscal years are as follows:

	Credit Card Base	Customer Lists	Total Amortization
Aggregate Amortization Expense:

Three months ended May 3, 2003	$135	$241	$376

Estimated Annual Amortization Expense:

Fiscal 2003	$541	$964	$1,505
Fiscal 2004	$541	$876	$1,417
Fiscal 2005	$541	$ 27	$ 568
Fiscal 2006	$541	$ 27	$ 568
Fiscal 2007	$541	$ 27	$ 568

NOTE 5 – DEBT AND SHARE ACTIVITY

During the three months ended May 3, 2003, the Company entered three interest swap agreements aggregating a notional amount of $200,000 related to its 8.25% senior notes maturing 2008. These agreements swap the fixed 8.25% coupon rate to a variable rate based on the one-month LIBOR rate and matures in 2008. The fair value of these agreements at May 3, 2003 was $1,644.

On April 8, 2003, the Company announced that its Board of Directors had authorized a 25 million share increase in the Company’s share repurchase program. During the three-month period ended May 3, 2003, the Company repurchased 914 shares of the Company’s common shares for an aggregate amount of $7,049, under the authorized share repurchase programs. At May 3, 2003, there were 28,882 shares remaining available for repurchase under the existing programs.

NOTE 6 – STOCK BASED COMPENSATION

Beginning February 2, 2003, the Company began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” and as allowed under the prospective method of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three months ended May 3, 2003 stock option expense of $409 was recorded in the Selling, General and Administrative expenses line item in the income statement. The Company applied the intrinsic value method of recognition and measurement to its previously issued stock options and other stock-based employee compensation awards.

In accordance with SFAS No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended
	May 3,	May 4,
	2003	2002
Net income (loss) as reported	$14,437	$(25,392)

Add: Stock-based compensation expense included in net income, net of releated tax effects	2,387	1,767

Deduct: Total stock-based employee compensation expense determined under the fair value method for awards	(8,469)	(8,975)

Pro forma net income (loss)	$8,355	$(32,600)

Basic earnings (loss) per common share
As reported	$0.10	$(0.18)
Pro forma	$0.06	$(0.23)

Diluted earnings (loss) per common share
As reported	$0.10	$(0.17)
Pro forma	$0.06	$(0.22)

NOTE 7 – CONTINGENCIES

The Company is involved in several legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. Based on evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

NOTE 8 – INTEGRATION AND REORGANIZATION CHARGES

In October 2002, the Company announced plans to consolidate its Younkers home office operations into its Carson Pirie Scott headquarters in an effort to further integrate its northern SDSG operations. This consolidation was complete at May 3, 2003. The charges during the three months ended May 3, 2003 of $465 were primarily related to relocation expenses. All Younkers consolidation charges are reflected in the Integration Charges line item of the income statement. At May 3, 2003, $2,440 of Younkers charges remained unpaid. These charges primarily relate to severance and will be paid during 2003.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” This standard provides alternative methods of transition for the voluntary change to the fair value based method of accounting for stock-based employee compensation. Effective this fiscal quarter, the Company adopted the prospective method as defined in SFAS No. 148. All new employee stock options granted, modified or settled will be expensed over the stock option vesting period based on the fair value at the date the options are granted.

During 2002, FASB Interpretation No. 45 (“FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others”) was issued, which provided accounting and disclosure requirements for the issuance of certain types of guarantees, and FASB Interpretation No. 46 (“FIN 46, Consolidation of Variable Interest Entities”) was issued, which provided guidance on the identification of and financial reporting for, entities over which control is achieved through means other than voting rights, also known as variable-interest entities. The Company does not believe that either of these pronouncements will have a significant effect on its financial position or results of operations.

The FASB’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” addressed the accounting treatment for vendor allowances and co-operative advertising programs and became effective in the first quarter 2003. The Company’s accounting policy for consideration received from a vendor is consistent with the EITF’s consensus opinion. Hence, the adoption of EITF Issue No. 02-16 had no significant effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that this standard will have a significant effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The Company does not believe that this standard will have a significant effect on its financial position or results of operations.

NOTE 10 – SEGMENT INFORMATION

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

Segment information for the three months ended May 3, 2003 and May 2, 2002 is as follows:

	Three Months Ended
	May 3, 2003	May 4, 2002

Net sales:
Saks Department Stores Group	$799,151	$818,195
Saks Fifth Avenue Enterprises	582,709	608,032

	$1,381,860	$1,426,227

Operating Income:
Saks Department Stores Group	$24,512	$40,458
Saks Fifth Avenue Enterprises	32,982	35,257
Other	(8,825)	(10,041)
Certain items, net	(2,137)	(3,371)

	$46,532	$62,303

Depreciation and Amortization:
Saks Department Stores Group	$27,309	$27,618
Saks Fifth Avenue Enterprises	23,170	24,257
Other	1,785	599

	$52,264	$52,474

Total Assets:
Saks Department Stores Group	$2,149,048	$2,283,803
Saks Fifth Avenue Enterprises	1,676,759	1,803,003
Other	950,632	543,888

	$4,776,439	$4,630,694

Capital Expenditures:
Saks Department Stores Group	$9,281	$11,670
Saks Fifth Avenue Enterprises	12,693	11,747
Other	8,287	10,577

	$30,261	$33,994

Operating Income includes certain items that management excludes from its view of ongoing core operations and that management does not charge to the segments. For the three-month period ended May 3, 2003, these certain items represented charges of $2,137 and principally related to asset dispositions and the Younkers consolidation. For the three-month period ended May 4, 2002, these certain items aggregated charges of $3,371 and primarily related to the reorganization of the Saks Direct business and the consolidation or elimination of various operating activities.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the subsidiaries of Saks Incorporated except for National Bank of the Great Lakes (“NBGL”), the subsidiaries associated with the Company’s proprietary credit card securitization program, and other immaterial subsidiaries); and 3) on a combined basis, NBGL, the subsidiaries associated with the Company’s proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the senior notes. The condensed consolidating financial statements presented as of and for the three-month period ended May 3, 2003 and May 4, 2002 and as of February 1, 2003 reflect the guarantor/non-guarantor status at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements between Saks Incorporated and the subsidiaries. At May 3, 2003, Saks Incorporated was the sole borrower for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 3, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$463,000	$21,932	$17,844		$502,776
Merchandise inventories	3,504	1,407,743			1,411,247
Deferred income taxes, net		71,322			71,322
Intercompany borrowings		4,349	1,663	$(6,012)
Other current assets		155,363	29,763		185,126

Total Current Assets	466,504	1,660,709	49,270	(6,012)	2,170,471
Property and Equipment, net	6,550	2,111,442			2,117,992
Goodwill and Intangibles, net		316,054			316,054
Other Assets	15,506	40,651	147		56,304
Deferred Income Taxes, net		115,618			115,618
Investment in and Advances to Subsidiaries	3,007,806	179,677		(3,187,483)

Total Assets	$3,496,366	$4,424,151	$49,417	$(3,193,495)	$4,776,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$876	$398,792			$399,668
Accrued expenses and other current liabilities	30,067	462,214			492,281
Intercompany borrowings		1,663	$4,349	$(6,012)
Current portion of long-term debt		7,371			7,371

Total Current Liabilities	30,943	870,040	4,349	(6,012)	899,320
Long-Term Debt	1,187,401	137,446			1,324,847
Other Long-Term Liabilities	1,092	274,250			275,342
Investment by and Advances from Parent		3,142,415	45,068	(3,187,483)
Shareholders’ Equity	2,276,930				2,276,930

Total Liabilities and Shareholders’ Equity	$3,496,366	$4,424,151	$49,417	$(3,193,495)	$4,776,439

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 3, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$4,270	$1,377,590			$1,381,860
Costs and expenses
Cost of sales	2,667	856,502			859,169
Selling, general and administrative expenses	2,783	357,106	$18,575	$(43,396)	335,068
Other operating expenses	781	136,339			137,120
Store pre-opening costs		1,228			1,228
Integration costs		465			465
Losses from long-lived assets		2,278			2,278

Operating income (loss)	(1,961)	23,672	(18,575)	43,396	46,532
Other income (expense)
Finance charge income, net			43,396	(43,396)
Intercompany exchange fees		(8,209)	8,209
Intercompany servicer fees		10,726	(10,726)
Equity in earnings of subsidiaries	31,642	9,973		(41,615)
Interest expense	(24,713)	(3,894)	(257)		(28,864)
Other income (expense), net		100	4,968		5,068

Income (loss) before income taxes	4,968	32,368	27,015	(41,615)	22,736
Provision (benefit) for income taxes	(9,469)	8,286	9,482		8,299

Net income (loss)	$14,437	$24,082	$17,533	$(41,615)	$14,437

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 3, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$14,437	$24,082	$17,533	$(41,615)	$14,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(31,642)	(9,973)		41,615
Extraordinary gain on extinguishment of debt
Cumulative change in accounting principle
Depreciation and amortization	269	51,995			52,264
Provision for employee deferred compensation	1,978				1,978
Deferred income taxes		20,553	(16,882)		3,671
Losses from long-lived assets		2,278			2,278
Proceeds from sale of proprietary credit cards			331,311		331,311
Changes in operating assets and liabilities, net	8,677	(52,302)	(31,765)		(75,390)

Net Cash Provided By Operating Activities	(6,281)	36,633	300,197		330,549
INVESTING ACTIVITIES
Purchases of property and equipment		(30,261)			(30,261)
Proceeds from the sale of assets		1,558			1,558

Net Cash Used In Investing Activities		(28,703)			(28,703)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	296,330	1,810	(298,140)
Payments on long-term debt and capital lease obligations		(1,589)			(1,589)
Purchases and retirements of common stock	(7,049)				(7,049)

Net Cash Provided By (Used In) Financing Activities	289,281	221	(298,140)		(8,638)
Increase (Decrease) In Cash and Cash Equivalents	283,000	8,151	2,057		293,208
Cash and cash equivalents at beginning of period	180,000	13,781	15,787		209,568

Cash and cash equivalents at end of period	$463,000	$21,932	$17,844		$502,776

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 4, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$62,000	$32,108	$6,355		$100,463
Retained interest in accounts receivable			259,631		259,631
Merchandise inventories	3,504	1,355,130			1,358,634
Deferred income taxes, net		70,136	(15,688)		54,448
Intercompany borrowings		4,628	15,029	$(19,657)
Other current assets		101,054			101,054

Total Current Assets	65,504	1,563,056	265,327	(19,657)	1,874,230
Property and Equipment, net	7,556	2,216,457			2,224,013
Goodwill and Intangibles, net		317,559			317,559
Other Assets	15,700	29,347	3,929		48,976
Deferred Income Taxes, net		165,916			165,916
Investment in and Advances to Subsidiaries	3,379,999	140,953		(3,520,952)

Total Assets	$3,468,759	$4,433,288	$269,256	$(3,540,609)	$4,630,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$876	$339,633			$340,509
Accrued expenses and other current liabilities	30,630	489,503			520,133
Intercompany borrowings		15,029	4,628	$(19,657)
Current portion of long-term debt		4,807			4,807

Total Current Liabilities	31,506	848,972	4,628	(19,657)	865,449
Long-Term Debt	1,185,756	145,109			1,330,865
Other Long-Term Liabilities	235	182,883			183,118
Investment by and Advances from Parent		3,256,324	264,628	(3,520,952)
Shareholders’ Equity	2,251,262				2,251,262

Total Liabilities and Shareholders’ Equity	$3,468,759	$4,433,288	$269,256	$(3,540,609)	$4,630,694

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 4, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$3,838	$1,422,389			$1,426,227
Costs and expenses
Cost of sales	2,413	882,352			884,765
Selling, general and administrative expenses	2,782	368,800	22,167	$(56,363)	337,386
Other operating expenses	922	139,090			140,012
Store pre-opening costs		835			835
Losses from long-lived assets		926			926

Operating income (loss)	(2,279)	30,386	(22,167)	56,363	62,303
Other income (expense)
Finance charge income, net			56,363	(56,363)
Intercompany exchange fees		(10,793)	10,793
Intercompany servicer fees		13,367	(13,367)
Equity in earnings of subsidiaries	(7,787)	10,906		(3,119)
Interest expense	(25,190)	(5,049)	(835)		(31,074)
Gain on extinguishment of debt	709				709
Other income (expense), net		385			385

Income (loss) before income taxes	(34,547)	39,202	30,787	(3,119)	32,323
Provision (benefit) for income taxes	(9,155)	10,470	10,807		12,122

Income (loss) before cumulative effect of accounting change	(25,392)	28,732	19,980	(3,119)	20,201
Cumulative change in accounting principle, net of taxes		(45,593)			(45,593)

Net income (loss)	$(25,392)	$(16,861)	$19,980	$(3,119)	$(25,392)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 4, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$(25,392)	$28,732	$19,980	$(48,712)	$(25,392)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(37,806)	(10,906)		48,712
Extraordinary gain on extinguishment of debt	(709)				(709)
Cumulative change in accounting principle	45,593				45,593
Depreciation and amortization	263	52,211			52,474
Provision for employee deferred compensation	1,767				1,767
Deferred income taxes		12,308	974		13,282
Losses from long-lived assets		926			926
Changes in operating assets and liabilities, net	8,761	(18,290)	(20,084)		(29,613)

Net Cash Provided By (Used In) Operating Activities	(7,523)	64,981	870		58,328
INVESTING ACTIVITIES
Purchases of property and equipment		(33,994)			(33,994)

Net Cash Provided by (Used In) Investing Activities		(33,994)			(33,994)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	23,777	(23,791)	14
Payments on long-term debt and capital lease obligations	(24,164)	(1,719)			(25,883)
Proceeds from issuance of common stock	2,910				2,910

Net Cash Provided By (Used In) Financing Activities	2,523	(25,510)	14		(22,973)
Increase (Decrease) In Cash and Cash Equivalents	(5,000)	5,477	884		1,361
Cash and cash equivalents at beginning of period	67,000	26,631	5,471		99,102

Cash and cash equivalents at end of period	$62,000	$32,108	$6,355		$100,463

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$180,000	$13,781	$15,787		$209,568
Retained interest in accounts receivable			267,062		267,062
Merchandise inventories	3,317	1,303,350			1,306,667
Intercompany borrowings		4,778	65,137	(69,915)
Other current assets		93,422			93,422
Deferred income taxes, net		58,688	(16,882)		41,806

Total Current Assets	183,317	1,474,019	331,104	(69,915)	1,918,525
Property and Equipment, net	6,793	2,136,312			2,143,105
Goodwill and Intangibles, net		316,430			316,430
Other Assets	14,268	36,074	2,149		52,491
Deferred Income Taxes, net		148,805			148,805
Investment in and Advances to Subsidiaries	3,273,059	177,958		(3,451,017)

Total Assets	$3,477,437	$4,289,598	$333,253	$(3,520,932)	$4,579,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$829	$273,160			$273,989
Accrued expenses and other current liabilities	22,591	493,331			515,922
Intercompany borrowings		65,137	4,778	$(69,915)
Current portion of long-term debt		4,781			4,781

Total Current Liabilities	23,420	836,409	4,778	(69,915)	794,692
Long-Term Debt	1,185,756	141,625			1,327,381
Other Long-Term Liabilities	989	189,022			190,011
Investment by and Advances from Parent		3,122,542	328,475	(3,451,017)
Shareholders’ Equity	2,267,272				2,267,272

Total Liabilities and Shareholders’ Equity	$3,477,437	$4,289,598	$333,253	$(3,520,932)	$4,579,356

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain items from the Company’s Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not total due to rounding).

	Three Months Ended
	May 3, 2003	May 4, 2002

Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	62.2	62
Selling, general & administrative expenses	24.2	23.7
Other operating expenses	9.9	9.8
Store pre-opening costs	0.1	0.1
Integration charges	0.0	—
Losses from long-lived assets	0.2	0.1

Operating income	3.4	4.4
Other income (expense):
Interest expense	(2.1)	(2.2)
Gain on extinguishment of debt	—	0.0
Other income (expense), net	0.4	0.0

Income before income taxes and cumulative effect of a change in accounting principle	1.6	2.3
Provision for income taxes	0.6	0.8

Income before cumulative effect of a change in accounting principle	1.0	1.4
Cumulative effect of a change in accounting principle, net of taxes	—	(3.2)

Net income (loss)	1.0%	(1.8)%

THREE MONTHS ENDED MAY 3, 2003 COMPARED TO THREE MONTHS ENDED MAY 4, 2002

MANAGEMENT’S DISCUSSION OF OPERATIONS

Operating income declined to $46.5 million for the three months ended May 3, 2003 from $62.3 million for the three months ended May 4, 2002. The decline of $15.8 million was attributable to a decrease in operating income at SDSG of $15.9 million and a decrease in operating income at SFAE of $2.3 million, partially offset by a $2.4 million reduction in other costs and certain items not allocated to the business segments.

The decline in operating income at SDSG was primarily due to a comparable store sales decrease of 2.9% and a decline in gross margin as a result of an increased level of promotional activity due to a continued challenging operating environment. The year-over-year decline in operating income at SFAE was due primarily to a comparable store sales decrease of 4.1%, but was partially offset by expense reductions.

The Company’s overall sales decline of 3.1% was associated with adverse weather conditions in the Northeast and a continued difficult luxury market in addition to the continued overall challenging operating environment, which resulted in the comparable store sales declines at both SDSG and SFAE. The reduction in other costs and certain items was primarily due to the timing of certain corporate expenses and a decline in charges associated with expense reduction initiatives.

NET SALES

For the three months ended May 3, 2003, total Company sales decreased $44.4 million, or 3.1%, versus the prior year period. Total sales for the three-month period decreased by $19.1 million at SDSG and $25.3 million at SFAE. The sales decline at SDSG was primarily due to the comparable store sales decrease of 2.9% and $10.8 million attributable to store closings, partially offset by new store sales of $12.1 million. The sales decline at SFAE was attributable to a comparable store sales decrease of 4.1% and a $3.1 million loss of sales from closed stores, partially offset by new store sales of $1.8 million.

GROSS MARGIN

For the three months ended May 3, 2003, gross margin was $522.7 million, or 37.8% of net sales, compared to $541.5 million, or 38.0% of net sales, for the three months ended May 4, 2002. The decrease of $18.8 million represented the effect of the sales decline and increased promotional activity in an effort to stimulate sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the three months ended May 3, 2003, SGA was $335.1 million, or 24.2% of net sales, compared to $337.4 million, or 23.7% of net sales, for the three months ended May 4, 2002. The decrease of $2.3 million in expenses was largely due to a decrease of $8.4 million due to various cost reduction initiatives, including the sale or closure of underproductive stores, partially offset by a $3.8 million increase associated with a reduction to the credit operations contribution and $2.3 million of other incremental expenses, including new store expenses.

Prospectively, SGA expenses are expected to increase between an estimated $30 million and $50 million on an annualized basis as a result of the Household alliance. The effect on SGA expenses typically is more pronounced in the first half of each year, when finance charge income earned is higher (a function of higher receivables balances) and bad debt expense is lower (which is recorded as a percentage of credit sales). The estimated annual increase is based on a number of factors, the most significant of which are the assumed level of credit card receivables, the average financing rates for the securitized receivables and the level of bad debt expense. During the period covering fiscal 1999 through fiscal 2002, the average credit card receivables balances ranged from $1.1 billion to $1.6 billion, the average financing rate for the securitized receivables ranged from 3% to 7% and the actual bad debt expense ranged from $65 million to $82 million. To the extent that future levels of bad debt expense and/or future financing rates on the securitized receivables increase, the increase in the Company’s reported SGA expense will be less as responsibility for these expenses has been shifted to Household as part of the alliance.

OTHER OPERATING EXPENSES

For the three months ended May 3, 2003, other operating expenses were $137.1 million, or 9.9% of net sales, compared to $140.0 million, or 9.8% of net sales, for the three months ended May 4, 2002. The decrease of $2.9 million was due primarily to a decline in property taxes resulting from the timing of refunds.

INTEGRATION CHARGES

For the three months ended May 3, 2003, integration charges were $0.5 million and related to the consolidation of the Younkers home office into Carson Pirie Scott. There were no integration charges during the three months ended May 4, 2002.

LOSSES FROM LONG-LIVED ASSETS

For the three months ended May 3, 2003, the Company incurred losses from long-lived assets of $2.3 million compared to $0.9 million for the three months ended May 4, 2002. The 2003 and 2002 charges were both principally due to the write-off of fixed assets related to the consolidation of various operating activities.

INTEREST EXPENSE

For the three months ended May 3, 2003, interest expense was $28.9 million, or 2.1% of net sales, compared to $31.1 million, or 2.2% of net sales, for the three months ended May 4, 2002. The improvement was primarily the result of a reduction in year-over-year average debt levels. To the extent the Company utilizes proceeds from the Household transaction to repurchase debt and without regard to changes in interest rates, interest expense could be reduced on a prospective basis.

GAIN ON EXTINGUISHMENT OF DEBT

There were no gains on extinguishments of debt for the three months ended May 3, 2003. The gain for the three months ended May 4, 2002 related to the recognition of a gain due to the termination of an interest rate swap agreement that resulted from the repurchase of senior notes.

OTHER INCOME (EXPENSE)

For the three months ended May 3, 2003, other income includes a gain of $5.0 million associated with the sale of the accounts receivable portfolio to Household. This amount represents the pre-tax gain, net of transaction expenses, after allocating the sales price to the sold accounts, the sold interest in the receivables and the ongoing program agreement.

INCOME TAXES

The effective tax rates for the three months ended May 3, 2003 and May 4, 2002 were 36.5% and 37.5%, respectively. The change in the 2002 rate of 37.5% to this year’s rate of 36.5% was primarily attributable to the favorable conclusion to a number of state tax examinations, partially offset by the valuation allowance against certain deferred income tax assets.

NET INCOME

Net income of $14.4 million for the three months ended May 3, 2003 improved over last year’s net loss of $25.4 million for the three months ended May 4, 2002. The $39.8 million increase was principally due to the prior year recognition of a cumulative change in accounting principle of $45.6 million and the current year $5.0 million gain on the Household transaction, partially offset by a reduction in operating income.

LIQUIDITY AND CAPITAL RESOURCES

On April 15, 2003, the Company sold its proprietary credit card business to Household. This had the immediate effect of increasing cash on hand and liquidity and eliminating the need for obtaining replacement financing for the asset-backed financing supporting the proprietary credit card business. At May 3, 2003, the Company had not utilized a significant portion of the proceeds from the Household transaction. The Company intends to utilize the proceeds to repurchase common shares, reduce debt, invest in general corporate purposes and make strategic investments in other retail companies and companies associated with vertical integration. Hence, the Company maintained cash on hand of approximately $500 million.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business.

Merchandise inventory balances at May 3, 2003 increased from May 4, 2002 largely due to a comparable stores inventory increase of approximately 3.0%, primarily related to the timing of certain merchandise receipts as well as a strategic intensification of inventory at certain SDSG stores.

Property and equipment balances at May 3, 2003 decreased over May 4, 2002 balances due primarily to depreciation on existing assets during the last twelve months in addition to store closings and impairments, partially offset by capital expenditures related to new store additions, as well as expansions, replacements and the remodeling of existing stores.

Goodwill and intangibles at May 3, 2003 decreased from May 4, 2002 due to amortization expense during the last twelve months.

During 2004, approximately $142.6 million of senior notes will mature. The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to pay this debt.

CASH FLOW

The primary needs for cash are to acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores, and service debt. The Company anticipates that cash generated from operating activities, borrowings under its revolving credit agreement or utilizing the net proceeds from the sale of the Company’s proprietary credit card business to Household will be sufficient to meet the Company’s financial commitments and fund opportunities for future growth.

Cash provided by operating activities was $330.6 million for the three months ended May 3, 2003 and $58.3 million for the three months ended May 4, 2002. Cash provided by operating activities principally represents income before depreciation and amortization charges, non-cash losses from long-lived assets and changes in working capital. The $272.3 million improvement in 2003 from 2002 was primarily due to approximately $330 million of proceeds from the Household transaction.

Cash used in investing activities was $28.7 million for the three months ended May 3, 2003 and $34.0 million for the three months ended May 4, 2002. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-commerce infrastructure). The decline in 2003 is the result of a reduction in capital spending.

Cash used in financing activities was $8.7 million for the three months ended May 3, 2003 and $23.0 million for the three months ended May 4, 2002. The decrease in 2003 from 2002 was attributable to the prior year utilization of operating cash to pay down debt.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $700 million revolving credit facility. At May 3, 2003 and May 4, 2002, the Company maintained cash and cash equivalent balances of $502.8 million and $100.5 million, respectively. These amounts consisted principally of invested cash and approximately $30 million of store operating cash, and at May 3, 2003 also included the cash proceeds received from Household at closing related to the sale of the Company’s proprietary credit card business. At May 3, 2003, the Company had no borrowings under its $700 million revolving credit facility, and had $146.5 million in unfunded letters of credit representing utilization. Unutilized availability under the facility was $553.5 million. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

CAPITAL STRUCTURE

The Company’s capital and financing structure is comprised of a revolving credit agreement, senior unsecured notes, capital and operating leases and real estate mortgage financing.

At May 3, 2003, total debt was $1,332 million, representing a decrease of $4 million from the prior period balance of $1,336 million. This reduction results in a decline in the debt to total capitalization percentage from 37.2% at May 4, 2002 to 36.9% at May 3, 2003.

At May 3, 2003, the Company had $1,186 million of unsecured senior notes outstanding comprised of six separate series having maturities ranging from 2004 to 2019. The terms of each senior note call for all principal to be repaid at maturity. Senior notes aggregating $142.6 million will mature in 2004. The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to pay off these notes. The senior notes have substantially identical terms except for the maturity dates and the interest coupons payable to investors. Each senior note indenture contains limitations on the amount of secured indebtedness the Company may incur.

At May 3, 2003 the Company had $138 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $7 million per year.

The Company’s other principal commercial commitments are comprised of the guarantee of $20 million residual value of leased transportation equipment expiring in 2003, pension funding obligations, short-term merchandise purchase commitments, short-term construction commitments, common area maintenance costs and contingent rent payments. Substantially all of the Company’s merchandise purchase commitments are cancelable up to several weeks prior to a date that precedes the vendor’s scheduled shipment date.

The Company is obligated to fund two cash balance pension plans. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects to generate adequate cash flows from operating activities combined with borrowings under its revolving credit facility in order to meet the pension funding requirements.

PROPRIETARY CREDIT CARDS RECEIVABLE

Prior to April 15, 2003, receivables generated on the Company’s proprietary credit cards were sold by NBGL to another wholly owned subsidiary, Saks Credit Corporation (“SCC”). SCC transferred the receivables to a trust, Saks Credit Card Master Trust (“SCCMT”), which sold third-party investors certificates representing an undivided ownership interest in the pool of receivables held in SCCMT. The certificates had maturity dates and represented an ownership in the cash generated by the credit card receivables. The Company retained an interest in the receivables held in SCCMT. The Company’s interest was subordinate to the rights of other certificate holders with respect to the cash flows of the receivables held in SCCMT.

On April 15, 2003, the Company and Household entered into a strategic alliance in which Household and its affiliates acquired all of the Company’s proprietary credit card business, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of SCCMT.

As part of the transaction, for a term of ten years following the closing, Household will establish and own the Company’s proprietary credit card accounts. Merchandise sold to customers utilizing these proprietary credit cards account for over 40% of the Company’s sales. Amounts charged on the cards will be paid to the Company by Household one to two days following the sales transaction. Household will retain the benefits and risks associated with the ownership of the accounts, will receive the finance charge income and incur the bad debts associated with those accounts, and will pay a portion of the finance charge income to the Company. During the ten-year term, pursuant to an administrative servicing agreement, the Company will continue to provide key customer service functions, including new account opening, transaction authorization, maintain customer account balances, customer billing and statement processing and customer inquiries, and will receive expense reimbursement and compensation from Household for these services.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended February 1, 2003 filed with the Securities and Exchange Commission.

Credit Card Income and Expenses

Beginning April 15, 2003, the Company entered into a strategic alliance in which Household and its affiliates acquired the Company’s proprietary credit card business, consisting of the proprietary credit card accounts owned by NBGL and the Company’s retained interest in the credit card receivables. Prior to April 15, 2003, determination of the carrying value of the Company’s retained interest in credit card receivables required substantial management judgment and estimates. A discussion of the critical judgments, estimates, and assumptions that could lead to variations in the consolidated financial results prior to April 15, 2003 were discussed under the caption Critical Accounting Policies in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended February 1, 2003. Effective April 15,

2003 the accounting for credit card income and expenses requires less management judgment and estimates. The most significant judgments and estimates are as follows:

1.	The April 15, 2003 transaction included (1) the sale of proprietary credit card accounts, (2) the sale of the Company’s retained interest in the credit card receivables, (3) the Company entering into an administrative services agreement with Household that governs the providing of credit card administration services by the Company to Household, and (4) the Company entering into a program agreement with Household that governs the providing of credit services by Household to the Company’s customers. At the transaction date the Company obtained compensation from Household in excess of the carrying value of the Company’s assets associated with proprietary credit cards. Hence management exercised judgment and estimates in allocating the compensation to the aforementioned assets sold (items 1 and 2) and to the contractual agreements entered into (items 3 and 4). Management engaged a nationally recognized appraisal firm to assist in this allocation process. The compensation received from Household was allocated based upon the fair values of the assets sold and contractual agreements entered into.
•	The fair value of the proprietary credit card accounts sold was based upon the value of similar third-party transactions as publicly disclosed. Included in the gain recognized at April 15, 2003 is $2.5 million representing the allocated portion of the total compensation received over the carrying value of the credit card accounts sold of zero. To the extent the Company’s credit card accounts should have been valued more or less than comparable transactions, the initial gain on the transaction would have been more or less than recognized. Similarly, to the extent the compensation attributed to the credit card accounts was overstated or understated, a corresponding amount attributable to the other components of the transaction is understated or overstated.
•	The fair value of the Company’s retained interest in the credit card receivables sold to Household was determined consistent with the Company’s historical practice of estimating the fair value of credit card receivables sold under its securitization programs. The assumptions, judgments, and estimates that can lead to variations in this estimate of fair values are consistent with those discussed in the Annual Report on Form 10K for the year ended February 1, 2003. Included in the gain recognized at April 15, 2003 is $11.3 million representing the allocated portion of the total compensation received over the carrying value of the retained interest in credit card receivables sold. To the extent the Company’s retained interest sold should have been valued more or less, the initial gain on the transaction would have been more or less than recognized. Similarly, to the extent the compensation attributed to the retained interest in credit card receivables sold, a corresponding amount attributable to the other components of the transaction is understated or overstated.
•	No fair value was ascribed to the credit administration services agreement as the expense reimbursement and compensation to be received by the Company prospectively is fair relative to the value of the services being provided. To the extent the credit administration services agreement incorporated prospective compensation at less than fair value, a portion of the initial compensation would have been allocated to the administrative services agreement, and less would have been allocated to the program agreement. The gain or loss recognized at April 15, 2003 would not have been affected.

•	The excess of the compensation received from Household at April 15, 2003 over that allocated to the sold credit card accounts and the sold retained interest in credit card receivables was allocated to the program agreement as prepaid program agreement compensation. The prepaid program agreement compensation will be amortized into SG&A ratably over the 10-year agreement. To the extent the initial April 15, 2003 Household compensation was over or under allocated to the sold credit card accounts and the sold retained interest in credit card receivables, the prepaid program compensation would be under or over allocated a corresponding amount of the initial compensation.

2.	Ongoing compensation under the program agreement and under the credit administration services agreement are periodically billed and collected and warrant no significant management judgments or estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” This standard provides alternative methods of transition for the voluntary change to the fair value based method of accounting for stock-based employee compensation. Effective this fiscal quarter, the Company adopted the prospective method as defined in SFAS No. 148. All new employee stock options granted, modified or settled will be expensed over the stock option vesting period based on the fair value at the date the options are granted.

During 2002, FASB Interpretation No. 45 (“FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others”) was issued, which provided accounting and disclosure requirements for the issuance of certain types of guarantees, and FASB Interpretation No. 46 (“FIN 46, Consolidation of Variable Interest Entities”) was issued, which provided guidance on the identification of and financial reporting for, entities over which control is achieved through means other than voting rights, also known as variable-interest entities. The Company does not believe that either of these pronouncements will have a significant effect on its financial position or results of operations.

The FASB’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” addressed the accounting treatment for vendor allowances and co-operative advertising programs and became effective in the first quarter 2003. The Company’s accounting policy for consideration received from a vendor is consistent with the EITF’s consensus opinion. Hence, the adoption of EITF Issue No. 02-16 had no significant effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that this standard will have a significant effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The Company does not believe that this standard will have a significant effect on its financial position or results of operations.

FORWARD-LOOKING INFORMATION

The information contained in this report that addresses future results or expectations is considered “forward-looking” information within the definition of the Federal securities laws. Forward-looking information in this report can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” The forwarding-looking information is premised on many factors, some of which are contained below. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management’s assumptions.

The forward-looking information and statements are based on a series of projections and estimates that involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; favorable customer response to increased relationship marketing efforts and proprietary credit card loyalty programs; effective expense control; effective continued operations of credit card servicing operations; successful implementation of the Company’s proprietary credit card strategic alliance with Household; and changes in interest rates. For additional information regarding these and other risk factors, please refer to Exhibit 99.3 to the Company’s Form 10-K for the fiscal year ended February 1, 2003 filed with the Securities and Exchange Commission (“SEC”), which may be accessed via EDGAR through the Internet at www.sec.gov.

Management undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. Persons are advised, however, to consult any further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk primarily arises from changes in interest rates and the U.S. equity and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Such derivative instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly defined in its risk management policies.

During the three months ended May 3, 2003, the Company entered three interest rate swap agreements aggregating a notional amount of $200 million related to its 8.25% senior notes maturing 2008. These agreements swap the fixed 8.25% coupon rate to a variable rate based on the one-month LIBOR rate and matures in 2008. The fair value of these agreements at May 3, 2003 was $1.6 million.

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

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

SAKS INCORPORATED

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

99.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b) Form 8-K Reports.

The following 8-K’s were filed during the quarter ended May 3, 2003:

Date Filed	Subject

February 6, 2003	Sales release for the four weeks ended February 1, 2003

February 24, 2003	News release announcing intent to enter into a business relationship with FAO, Inc.

March 6, 2003	News release announcing earnings for the fourth quarter and year ended February 2, 2003

March 6, 2003	Sales release for the four weeks ended March 1, 2003

April 1, 2003	News release announcing OCC approval of Household transaction; OCC consent orders

April 8, 2003	News release announcing BOD authorization of increase in common stock share repurchase program

April 10, 2003	Sales release for the five weeks ended April 5, 2003

April 16, 2003	News release announcing consummation of strategic alliance with Household

April 29, 2003	Pro Forma financial information and agreements related to the consummation of the alliance with Household

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED Registrant June 13, 2003 Date

/s/ Douglas E. Coltharp Douglas E. Coltharp Executive Vice President and Chief Financial Officer

Pursuant to the certification requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the principal executive officer of the registrant have complied as follows.

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

June13, 2003 Date

/s/ R. Brad Martin

R. Brad Martin Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the certification requirements of Section 302 of the Sarbanes-Oxley Act of 2002, the principal financial officer of the registrant have complied as follows.

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

June 13, 2003 Date /s/ Douglas E. Coltharp Douglas E. Coltharp Executive Vice President and Chief Financial Officer