Form 10-Q
period 2003-08-02
SAKS INC
filed 2003-09-15
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

For Quarter Ended: August 2, 2003

Commission File Number: 1-13113

SAKS INCORPORATED

Exact name of registrant as specified in its charter

Tennessee	62-0331040
State of Incorporation	I.R.S.Employer Identification Number

750 Lakeshore Parkway, Birmingham, Alabama 35211

Address of Principal Executive Offices (including zip code)

Registrant’s telephone number, including area code: (205) 940-4000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value—137,118,283 shares as of August 2, 2003

SAKS INCORPORATED

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar Amounts In Thousands)

(Unaudited)

	August 2, 2003	February 1, 2003	August 3, 2002
ASSETS
Current Assets
Cash and cash equivalents	$389,748	$209,568	$88,649
Retained interest in accounts receivable	—	267,062	251,954
Merchandise inventories	1,354,570	1,306,667	1,318,748
Other current assets	155,042	93,422	77,838
Deferred income taxes, net	77,176	41,806	54,192

Total current assets	1,976,536	1,918,525	1,791,381
Property and Equipment, net	2,114,151	2,143,105	2,214,397
Goodwill and Intangibles, net	323,987	316,430	317,183
Deferred Income Taxes, net	142,586	148,805	179,173
Other Assets	55,613	52,491	49,609

TOTAL ASSETS	$4,612,873	$4,579,356	$4,551,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$356,311	$273,989	$321,003
Accrued expenses and other current liabilities	438,945	515,922	474,081
Current portion of long-term debt	81,478	4,781	4,743

Total current liabilities	876,734	794,692	799,827
Long-Term Debt	1,241,455	1,327,381	1,329,689
Other Long-Term Liabilities	293,576	190,011	185,014

Total liabilities	2,411,765	2,312,084	2,314,530
Commitments and Contingencies
Shareholders’ Equity	2,201,108	2,267,272	2,237,213

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,612,873	$4,579,356	$4,551,743

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar Amounts In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	$1,237,104	$1,237,232	$2,618,964	$2,663,459
Cost of sales	786,062	783,157	1,645,231	1,667,922

Gross margin	451,042	454,075	973,733	995,537
Selling, general and administrative expenses	327,319	317,493	662,387	654,879
Other operating expenses	139,471	138,233	276,591	278,245
Store pre-opening costs	1,033	61	2,261	896
Integration charges	70	—	535	—
(Gains) losses from long-lived assets	(4,232)	—	(1,954)	926

Operating income (loss)	(12,619)	(1,712)	33,913	60,591
Other income (expense):
Interest expense	(27,901)	(31,119)	(56,765)	(62,193)
Gain on extinguishment of debt	—	—	—	709
Other income (expense), net	(76)	196	4,992	581

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(40,596)	(32,635)	(17,860)	(312)
Provision (benefit) for income taxes	(14,819)	(12,235)	(6,520)	(113)

Income (loss) before cumulative effect of a change in accounting principle	(25,777)	(20,400)	(11,340)	(199)
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(45,593)

Net income (loss)	$(25,777)	$(20,400)	$(11,340)	$(45,792)

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(0.18)	$(0.14)	$(0.08)	$(0.00)
Cumulative effect of accounting change	—	—	—	(0.32)

Net income (loss)	$(0.18)	$(0.14)	$(0.08)	$(0.32)
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$(0.18)	$(0.14)	$(0.08)	$(0.00)
Cumulative effect of accounting change	—	—	—	(0.32)

Net income (loss)	$(0.18)	$(0.14)	$(0.08)	$(0.32)
Weighted average common shares:
Basic	140,498	142,942	141,866	142,685
Diluted	140,498	142,942	141,866	142,685

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar Amounts In Thousands)

(Unaudited)

	Six Months Ended
	August 2, 2003	August 3, 2002

Operating Activities:
Net income (loss)	$(11,340)	$(45,792)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,682	104,992
(Gains) losses from long-lived assets	(1,954)	926
Gain on extinguishment of debt	—	(709)
Cumulative effect of accounting change	—	45,593
Provision for employee deferred compensation	3,815	4,126
Deferred income taxes	(29,151)	1,725
Net cash from sale of proprietary credit cards	300,911	—
Change in other operating assets and liabilities, net	(44,061)	(23,600)

Net Cash Provided By Operating Activities	322,902	87,261
Investing Activities:
Purchases of property and equipment	(80,975)	(77,161)
Business acquisitions and investments	(14,012)	—
Proceeds from the sale of property and equipment	14,018	—

Net Cash Used In Investing Activities	(80,969)	(77,161)
Financing Activities:
Payments on long-term debt and capital lease obligations	(2,822)	(27,123)
Purchases and retirements of common stock	(59,110)	—
Proceeds from issuance of common stock	179	6,570

Net Cash Used In Financing Activities	(61,753)	(20,553)
Increase (Decrease) In Cash and Cash Equivalents	180,180	(10,453)
Cash and cash equivalents at beginning of period	209,568	99,102

Cash and cash equivalents at end of period	$389,748	$88,649

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar Amounts In Thousands, Except Per Share Amounts)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 2, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

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

In April 2003, the Company acquired $5,000 in convertible preferred shares in FAO, Inc. (“FAO”), which effectively represents a 12% voting rights ownership in FAO. FAO is a leading specialty seller of toys and collectibles in the United States and operates stores under the FAO Schwarz, the Right Start, and Zany Brainy concepts. The investment is accounted for using the cost method of accounting.

In May 2003, the Company acquired Club Libby Lu, an operator of eleven specialty stores targeting pre-teen girls, for an aggregate purchase price of approximately $12,000. Fiscal 2002 sales for Club Libby Lu were less than $5,000. Club Libby Lu was consolidated into the Company’s operations and financial results beginning with its acquisition in May resulting in incremental goodwill of $8,309. Since its acquisition, the Company has opened two new Club Libby Lu stores and plans for three additional openings in the Fall.

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $8,970 and $8,241 for the three months ended August 2, 2003 and August 3, 2002, respectively. Leased department sales were $58,719 and $53,917 for the three months ended August 2, 2003 and August 3, 2002, respectively, and were excluded from net sales.

Commissions from leased departments for the six months ended August 2, 2003 and August 3, 2002, were $18,927 and $17,713, respectively. Leased department sales were $126,575 and $119,629 for the six months ended August 2, 2003 and August 3, 2002, respectively, and were excluded from net sales.

In order to maintain consistency and comparability between periods presented, certain other amounts have been reclassified from previously reported financial statements to conform to the financial statement presentation of the current period. These reclassifications have no effect on previously reported net income, shareholders’ equity or cash flows.

NOTE 2—EARNINGS PER COMMON SHARE

The Company had 27,259 and 28,216 options to purchase shares of common stock outstanding at August 2, 2003 and August 3, 2002, respectively, which were not included in the computation of diluted EPS because the Company had a loss for the period. At August 2, 2003, these options had exercise prices ranging from $5.86 to $48.78 per share. If the market price becomes greater than the exercise price and there is income for the period, these options will be dilutive and the treasury stock method will be applied to determine the number of dilutive shares.

NOTE 3—PROPRIETARY CREDIT CARDS

Prior to April 15, 2003, the Company issued proprietary credit cards through its subsidiary, National Bank of the Great Lakes (“NBGL”), and securitized a substantial majority of the credit card receivables generated from these credit cards through the sale of asset-backed securities. The amount of receivables constituting collateral for certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest in the securitization subsidiary was recorded as an asset under “Retained Interest in Accounts Receivable” on the Company’s consolidated balance sheet.

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

For a term of ten years, under a program agreement, Household will establish and own the Company’s proprietary credit card accounts. Household will retain the benefits and risks associated with the ownership of the accounts, will receive the finance charge income and incur the bad debts associated with those accounts. During the ten-year term, pursuant to an administrative services agreement, the Company will continue to provide key customer service functions, including new account opening, transaction authorization, maintenance of customer account balances, customer billing and statement processing, and customer inquiries. Under the program agreement and the administrative services agreement the Company will receive compensation. Most of the compensation is variable and based principally upon the number of credit card accounts being serviced and the amount of finance charge income billed. This compensation serves to offset the costs and expenses associated with the portfolio and is reflected in Selling, General and Administrative Expenses.

At the closing of the transaction, the Company received an amount in cash equal to the difference of (1) the sum of the outstanding accounts receivable balances, a premium, and the value of investments held in securitization accounts, minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates issued by SCCMT held by public investors, which certificates were assumed by Household at the closing. The Company used a portion of the cash received at closing to repay amounts due under the SCCMT certificates and related obligations held at the time of the closing by bank-sponsored commercial paper conduit investors, which certificates and obligations were not assumed by Household. After deducting these repayment amounts and related transaction fees, expenses and payables, the Company received net cash of approximately $300,000.

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

Under the terms of the program agreement, there are certain provisions that would allow each party to terminate the alliance. If Household were to terminate the alliance, the Company may be required to return to Household a declining portion of the premium received on April 15, 2003. This contingent amount at August 2, 2003 exceeded the amounts reflected in Other Liabilities by less than $70 million. If the Company were to terminate the alliance, the Company has the right to purchase the credit card accounts and associated accounts receivable from Household at fair value.

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

NOTE 4—DEBT AND SHARE ACTIVITY

During the first quarter 2003, the Company swapped a fixed 8.25% coupon rate to a variable rate based on the one-month LIBOR rate on a notional amount of $200,000 maturing in 2008. During June 2003, the Company cancelled these swaps resulting in a gain of $7,782, which will be amortized as a component of interest expense through 2008.

During July 2003, the Company entered into interest swap agreements aggregating a notional amount of $200,000, which swap a fixed 8.25% coupon rate to a variable rate based on the one-

month LIBOR rate and mature in 2008. Additionally, the Company entered interest rate swap agreements aggregating a notional amount of $100,000 which swap a fixed 7.50% coupon rate to a variable rate based on the one-month LIBOR rate and mature in 2010. The fair value of these interest rate swap agreements at August 2, 2003 was a liability of $14,068.

On April 8, 2003, the Company announced that its Board of Directors had authorized a 25 million share increase in the Company’s share repurchase program, bringing the total number of authorized shares to 35 million. During the six-month period ended August 2, 2003, the Company repurchased 6,629 of the Company’s common shares in the amount of $59,110. Included in this activity was 4,570 shares repurchased in the amount of $40,540 under an accelerated stock buyback (“ASB”) with a third party. The shares repurchased under the ASB are subject to an April 2004 price settlement agreement containing a cap and a floor whereby the settled purchase price will not drop below $8.48 nor exceed $10.00. Thus, the Company’s maximum exposure under this agreement is approximately $5,000.

At August 2, 2003, there were 23,166 shares remaining available for repurchase under existing share repurchase programs.

NOTE 5—STOCK BASED COMPENSATION

Beginning February 2, 2003, the Company began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” and as allowed under the prospective method of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three and six-month periods ended August 2, 2003 stock option expense of $409 and $818, respectively, was recorded in the Selling, General and Administrative expenses line item in the income statement.

In accordance with SFAS No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method of recognition and measurement to its previously issued stock options and other stock-based employee compensation awards:

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net income (loss) as reported	$(25,777)	$(20,400)	$(11,340)	$(45,792)
Add: Stock-based compensation expense included in net income, net of related tax effects	2,246	2,359	4,633	4,126
Deduct: Total stock-based employee compensation expense determined under the fair value method for awards	(8,291)	(10,307)	(16,760)	(19,282)

Pro forma net income (loss)	$(31,822)	$(28,348)	$(23,467)	$(60,948)

Basic earnings (loss) per common share
As reported	$(0.18)	$(0.14)	$(0.08)	$(0.32)
Pro forma	$(0.23)	$(0.20)	$(0.17)	$(0.43)
Diluted earnings (loss) per common share
As reported	$(0.18)	$(0.14)	$(0.08)	$(0.32)
Pro forma	$(0.23)	$(0.20)	$(0.17)	$(0.43)

NOTE 6—CONTINGENCIES

The Company is involved in several legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. Based on evaluations of tax positions, the Company believes it has appropriately accrued for probable exposures. The Company expects to conclude an Internal Revenue Service examination of the Company’s 1998, 1999 and 2000 tax years in the third quarter of 2003. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

The Company maintains two cash balance pension plans for approximately 30% of its associates. Both plans are closed to new participants. The Company is analyzing the possible effects of the recent U.S. District Court decision in the case of Cooper v. The IBM Personal Pension Plan and IBM Corporation (S.D. IL) and other developments that may affect cash balance pension plans.

At August 2, 2003 the Company maintained cash and cash equivalents of $390 million invested in nationally recognized financial institutions (banks and mutual funds). It is the Company’s policy to have no more than $200 million invested in any single obligor. At August 2, 2003 the Company’s largest investment with a single obligor was $105 million.

NOTE 7—INTEGRATION AND REORGANIZATION CHARGES

In October 2002, the Company announced plans to consolidate its Younkers home office operations into its Carson Pirie Scott headquarters in an effort to further integrate its northern SDSG operations. This consolidation was complete at August 2, 2003. The charges during the three and six months ended August 2, 2003 of $70 and $535, respectively, were primarily related to relocation expenses. All Younkers consolidation charges are reflected in the Integration Charges line item of the income statement. At August 2, 2003, $1,808 of Younkers charges remained unpaid. These charges primarily relate to relocation, severance and other charges to be paid during 2003.

NOTE 8—NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard was effective for contracts entered into or modified after June 30, 2003. This standard did not have a significant effect on the Company’s financial position or results of operations.

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

Segment information for the three and six months ended August 2, 2003 and August 3, 2002 is as follows:

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales:
Saks Department Stores Group	$750,784	$755,377	$1,549,937	$1,573,570
Saks Fifth Avenue Enterprises	486,320	481,855	1,069,027	1,089,889

	$1,237,104	$1,237,232	$2,618,964	$2,663,459

Operating Income:
Saks Department Stores Group	$12,515	$18,007	$37,027	$58,465
Saks Fifth Avenue Enterprises	(22,112)	(13,780)	10,870	21,477
Other	(7,245)	(5,939)	(16,071)	(15,980)
Certain items not allocated	4,223	—	2,087	(3,371)

	$(12,619)	$(1,712)	$33,913	$60,591

Depreciation and Amortization:
Saks Department Stores Group	$27,920	$27,797	$55,229	$55,415
Saks Fifth Avenue Enterprises	23,290	24,121	46,460	48,378
Other	1,208	600	2,993	1,199

	$52,418	$52,518	$104,682	$104,992

Total Assets:
Saks Department Stores Group	$2,103,728	$2,256,930	$2,103,728	$2,256,930
Saks Fifth Avenue Enterprises	1,667,589	1,758,241	1,667,589	1,758,241
Other	841,556	536,572	841,556	536,572

	$4,612,873	$4,551,743	$4,612,873	$4,551,743

Capital Expenditures:
Saks Department Stores Group	$22,793	$12,195	$32,074	$23,865
Saks Fifth Avenue Enterprises	10,410	17,838	23,103	29,585
Other	17,511	13,134	25,798	23,711

	$50,714	$43,167	$80,975	$77,161

Operating Income includes certain items that management excludes from its view of ongoing core operations and that management does not charge to the segments. For the three and six-month periods ended August 2, 2003, these certain items represented gains of $4,223 and $2,087 and principally consisted of gains related to asset dispositions offset by charges associated with the Younkers consolidation. For the three and six-month periods ended August 3, 2002, certain items aggregated charges of $0 and $3,371, respectively; the six month charges primarily related to the reorganization of the Saks Direct business and the consolidation or elimination of various operating activities.

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the subsidiaries of Saks Incorporated except for National Bank of the Great Lakes (“NBGL”), the subsidiaries associated with the Company’s proprietary credit card securitization program (terminated on April 15, 2003), and other immaterial subsidiaries); and 3) on a combined basis, NBGL, the subsidiaries associated with the Company’s proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the senior notes. The condensed consolidating financial statements presented as of and for the three-month period ended August 2, 2003 and August 3, 2002 and as of February 1, 2003 reflect the guarantor/non-guarantor status at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements between Saks Incorporated and the subsidiaries. At August 2, 2003, Saks Incorporated was the sole borrower for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 2, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$349,000	$24,131	$16,617		$389,748
Merchandise inventories	3,396	1,351,174			1,354,570
Deferred income taxes, net		77,176			77,176
Intercompany borrowings		1,367	3	$(1,370)
Other current assets		155,042			155,042

Total Current Assets	352,396	1,608,890	16,620	(1,370)	1,976,536
Property and Equipment, net	6,290	2,107,861			2,114,151
Goodwill and Intangibles, net		323,987			323,987
Other Assets	13,374	42,092	147		55,613
Deferred Income Taxes, net		142,586			142,586
Investment in and Advances to Subsidiaries	3,045,897	15,400		(3,061,297)

Total Assets	$3,417,957	$4,240,816	$16,767	$(3,062,667)	$4,612,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$849	$355,462			$356,311
Accrued expenses and other current liabilities	21,463	417,482			438,945
Intercompany borrowings		3	$1,367	$(1,370)
Current portion of long-term debt	72,286	9,192			81,478

Total Current Liabilities	94,598	782,139	1,367	(1,370)	876,734
Long-Term Debt	1,107,063	134,392			1,241,455
Other Long-Term Liabilities	15,188	278,388			293,576
Investment by and Advances from Parent		3,045,897	15,400	(3,061,297)
Shareholders’ Equity	2,201,108				2,201,108

Total Liabilities and Shareholders’ Equity	$3,417,957	$4,240,816	$16,767	$(3,062,667)	$4,612,873

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 2, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,656	$1,233,448			$1,237,104
Costs and expenses
Cost of sales	2,051	784,011			786,062
Selling, general and administrative expenses	2,726	324,474	$119		327,319
Other operating expenses	882	138,589			139,471
Store pre-opening costs		1,033			1,033
Integration costs		70			70
Gains from long-lived assets		(4,232)			(4,232)

Operating income (loss)	(2,003)	(10,497)	(119)	0	(12,619)
Other income (expense)
Finance charge income, net
Intercompany exchange fees		(53)	53
Intercompany servicer fees		(170)	170
Equity in earnings of subsidiaries	(8,851)	95		8,756
Interest expense	(24,500)	(3,401)	0		(27,901)
Other income (expense), net		(76)	0		(76)

Income (loss) before income taxes	(35,354)	(14,102)	104	8,756	(40,596)
Provision (benefit) for income taxes	(9,577)	(5,253)	11		(14,819)

Net income (loss)	$(25,777)	$(8,849)	$93	$8,756	$(25,777)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED AUGUST 2, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$7,926	$2,611,038			$2,618,964
Costs and expenses
Cost of sales	4,718	1,640,513			1,645,231
Selling, general and administrative expenses	5,509	681,580	$18,693	$(43,395)	662,387
Other operating expenses	1,663	274,928			276,591
Store pre-opening costs		2,261			2,261
Integration costs		535			535
Gains from long-lived assets		(1,954)			(1,954)

Operating income (loss)	(3,964)	13,175	(18,693)	43,395	33,913
Other income (expense)
Finance charge income, net			43,395	(43,395)
Intercompany exchange fees		(8,263)	8,263
Intercompany servicer fees		10,556	(10,556)
Equity in earnings of subsidiaries	22,791	10,068		(32,859)
Interest expense	(49,213)	(7,295)	(257)		(56,765)
Other income (expense), net		24	4,968		4,992

Income (loss) before income taxes	(30,386)	18,265	27,120	(32,859)	(17,860)
Provision (benefit) for income taxes	(19,046)	3,033	9,493		(6,520)

Net income (loss)	$(11,340)	$15,232	$17,627	$(32,859)	$(11,340)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 2, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(11,340)	$15,232	$17,627	$(32,859)	$(11,340)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(22,791)	(10,068)		32,859
Depreciation and amortization	537	104,145			104,682
Provision for employee deferred compensation	3,815				3,815
Deferred income taxes		(12,269)	(16,882)		(29,151)
Gains from long-lived assets		(1,954)			(1,954)
Proceeds from sale of proprietary credit cards			300,911		300,911
Changes in operating assets and liabilities, net	12,118	(84,577)	28,398		(44,061)

Net Cash Provided By (Used In) Operating Activities	(17,661)	10,509	330,054		322,902
INVESTING ACTIVITIES
Purchases of property and equipment		(80,975)			(80,975)
Investment in FAO and purchases of store assets		(14,012)			(14,012)
Proceeds from the sale of assets		14,018			14,018

Net Cash Used In Investing Activities		(80,969)			(80,969)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	245,592	83,632	(329,224)
Payments on long-term debt and capital lease obligations		(2,822)			(2,822)
Purchases and retirements of common stock	(59,110)				(59,110)
Proceeds from issuance of common stock	179				179

Net Cash Provided By (Used In) Financing Activities	186,661	80,810	(329,224)		(61,753)
Increase In Cash and Cash Equivalents	169,000	10,350	830		180,180
Cash and cash equivalents at beginning of period	180,000	13,781	15,787		209,568

Cash and cash equivalents at end of period	$349,000	$24,131	$16,617		$389,748

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 3, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$54,500	$25,363	$8,786		$88,649
Retained interest in accounts receivable			251,954		251,954
Merchandise inventories	3,312	1,315,436			1,318,748
Deferred income taxes, net		71,276	(17,084)		54,192
Intercompany borrowings		4,051	42,325	$(46,376)
Other current assets		77,838			77,838

Total Current Assets	57,812	1,493,964	285,981	(46,376)	1,791,381
Property and Equipment, net	7,299	2,207,098			2,214,397
Goodwill and Intangibles, net		317,183			317,183
Other Assets	15,259	31,297	3,053		49,609
Deferred Income Taxes, net		179,173			179,173
Investment in and Advances to Subsidiaries	3,365,633	152,338		(3,517,971)

Total Assets	$3,446,003	$4,381,053	$289,034	$(3,564,347)	$4,551,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$828	$320,175			$321,003
Accrued expenses and other current liabilities	22,054	452,027			474,081
Intercompany borrowings		42,325	$4,051	$(46,376)
Current portion of long-term debt		4,743			4,743

Total Current Liabilities	22,882	819,270	4,051	(46,376)	799,827
Long-Term Debt	1,185,756	143,933			1,329,689
Other Long-Term Liabilities	152	184,862			185,014
Investment by and Advances from Parent		3,232,988	284,983	(3,517,971)
Shareholders’ Equity	2,237,213				2,237,213

Total Liabilities and Shareholders’ Equity	$3,446,003	$4,381,053	$289,034	$(3,564,347)	$4,551,743

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 3, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,063	$1,234,169			$1,237,232
Costs and expenses
Cost of sales	1,904	781,253			783,157
Selling, general and administrative expenses	2,785	348,956	$19,386	$(53,634)	317,493
Other operating expenses	962	137,271			138,233
Store pre-opening costs		61			61
Losses from long-lived assets

Operating income (loss)	(2,588)	(33,372)	(19,386)	53,634	(1,712)
Other income (expense)
Finance charge income, net			53,634	(53,634)
Intercompany exchange fees		(8,809)	8,809
Intercompany servicer fees		10,547	(10,547)
Equity in earnings of subsidiaries	(2,483)	11,383		(8,900)
Interest expense	(25,139)	(4,885)	(1,095)		(31,119)
Other income (expense), net		196			196

Income (loss) before income taxes	(30,210)	(24,940)	31,415	(8,900)	(32,635)
Provision (benefit) for income taxes	(9,810)	(13,440)	11,015		(12,235)

Net income (loss)	$(20,400)	$(11,500)	$20,400	$(8,900)	$(20,400)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED AUGUST 3, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$6,901	$2,656,558			$2,663,459
Costs and expenses
Cost of sales	4,317	1,663,605			1,667,922
Selling, general and administrative expenses	5,567	717,756	$41,553	$(109,997)	654,879
Other operating expenses	1,884	276,361			278,245
Store pre-opening costs		896			896
Integration costs
Losses from long-lived assets		926			926

Operating income (loss)	(4,867)	(2,986)	(41,553)	109,997	60,591
Other income (expense)
Finance charge income, net			109,997	(109,997)
Intercompany exchange fees		(19,602)	19,602
Intercompany servicer fees		23,914	(23,914)
Equity in earnings of subsidiaries	35,323	22,289		(57,612)
Interest expense	(50,329)	(9,934)	(1,930)		(62,193)
Gain on extinguishment of debt	709				709
Other income (expense), net		581			581

Income (loss) before income taxes	(19,164)	14,262	62,202	(57,612)	(312)
Provision (benefit) for income taxes	(18,965)	(2,970)	21,822		(113)

Income (loss) before cumulative effect of accounting change	(199)	17,232	40,380	(57,612)	(199)
Cumulative change in accounting principle, net of taxes	(45,593)	(45,593)		45,593	(45,593)

Net income (loss)	$(45,792)	$(28,361)	$40,380	$(12,019)	$(45,792)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 3, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$(45,792)	$(28,361)	$40,380	$(12,019)	$(45,792)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(35,323)	(22,289)		57,612
Gain on extinguishment of debt	(709)				(709)
Cumulative change in accounting principle	45,593	45,593		(45,593)	45,593
Depreciation and amortization	525	104,467			104,992
Provision for employee deferred compensation	4,126				4,126
Deferred income taxes	266	(911)	2,370		1,725
Losses from long-lived assets		926			926
Changes in operating assets and liabilities, net	(461)	(9,856)	(13,283)		(23,600)

Net Cash Provided By (Used In) Operating Activities	(31,775)	89,569	29,467		87,261
INVESTING ACTIVITIES
Purchases of property and equipment		(77,161)			(77,161)

Net Cash Used In Investing Activities		(77,161)			(77,161)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	36,869	(10,717)	(26,152)
Payments on long-term debt and capital lease obligations	(24,164)	(2,959)			(27,123)
Proceeds from issuance of common stock	6,570				6,570

Net Cash Provided By (Used In) Financing Activities	19,275	(13,676)	(26,152)		(20,553)
Increase (Decrease) In Cash and Cash Equivalents	(12,500)	(1,268)	3,315		(10,453)
Cash and cash equivalents at beginning of period	67,000	26,631	5,471		99,102

Cash and cash equivalents at end of period	$54,500	$25,363	$8,786		$88,649

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$180,000	$13,781	$15,787		$209,568
Retained interest in accounts receivable			267,062		267,062
Merchandise inventories	3,317	1,303,350			1,306,667
Intercompany borrowings		4,778	65,137	(69,915)
Other current assets		93,422			93,422
Deferred income taxes, net		58,688	(16,882)		41,806

Total Current Assets	183,317	1,474,019	331,104	(69,915)	1,918,525
Property and Equipment, net	6,793	2,136,312			2,143,105
Goodwill and Intangibles, net		316,430			316,430
Other Assets	14,268	36,074	2,149		52,491
Deferred Income Taxes, net		148,805			148,805
Investment in and Advances to Subsidiaries	3,273,059	177,958		(3,451,017)

Total Assets	$3,477,437	$4,289,598	$333,253	$(3,520,932)	$4,579,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$829	$273,160			$273,989
Accrued expenses and other current liabilities	22,591	493,331			515,922
Intercompany borrowings		65,137	4,778	$(69,915)
Current portion of long-term debt		4,781			4,781

Total Current Liabilities	23,420	836,409	4,778	(69,915)	794,692
Long-Term Debt	1,185,756	141,625			1,327,381
Other Long-Term Liabilities	989	189,022			190,011
Investment by and Advances from Parent		3,122,542	328,475	(3,451,017)
Shareholders’ Equity	2,267,272				2,267,272

Total Liabilities and Shareholders’ Equity	$3,477,437	$4,289,598	$333,253	$(3,520,932)	$4,579,356

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain items from the Company’s Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not total due to rounding).

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	63.5	63.3	62.8	62.6
Selling, general & administrative expenses	26.5	25.7	25.3	24.6
Other operating expenses	11.3	11.2	10.6	10.4
Store pre-opening costs	0.1	0.0	0.1	0.0
Integration charges	0.0	—	0.0	—
(Gains) losses from long-lived assets	(0.3)	—	(0.1)	0.0

Operating income (loss)	(1.0)	(0.1)	1.3	2.3
Other income (expense):
Interest expense	(2.3)	(2.5)	(2.2)	(2.3)
Gain on extinguishment of debt	—	—	—	0.0
Other income (expense), net	0.0	0.0	0.2	0.0

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(3.3)	(2.6)	(0.7)	0.0
Provision (benefit) for income taxes	(1.2)	(1.0)	(0.2)	0.0

Income (loss) before cumulative effect of a change in accounting principle	(2.1)	(1.6)	(0.4)	0.0
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(1.7)

Net income (loss)	(2.1)%	(1.6)%	(0.4)%	(1.7)%

THREE MONTHS ENDED AUGUST 2, 2003 COMPARED TO THREE MONTHS ENDED AUGUST 3, 2002

MANAGEMENT’S DISCUSSION OF OPERATIONS

Operating results declined to a loss of $12.6 million for the three months ended August 2, 2003 from the loss of $1.7 million for the three months ended August 3, 2002. The decline of $10.9 million was attributable to a decrease in operating income at SDSG of $5.5 million, a decrease in operating income at SFAE of $8.3 million and a decrease in other operating income of $1.3 million, partially offset by $4.2 million in gains not allocated to the business segments.

The decline in operating income at SDSG was primarily due to a decline in credit contribution resulting from the Household transaction. The year-over-year decline in operating income at SFAE was due primarily to a decline in gross margin contribution as a result of increased promotional activity and, to a lesser extent, a decline in credit contribution resulting from the Household transaction.

The Company’s overall comparable store sales decline of 0.6% was associated with a continued difficult luxury market in addition to the continued overall challenging operating environment. Comparable store sales declined 1.7% at SDSG and comparable store sales increased 1.0% at SFAE, which was largely driven by an increase in promotional intensity. This increase in promotional activity led to the reduction in gross margin contribution.

NET SALES

For the three months ended August 2, 2003, total Company sales were essentially flat year over year. Total sales for the three-month period decreased by $4.6 million at SDSG and increased by $4.5 million at SFAE. The sales decline at SDSG was primarily due to the comparable store sales decrease of 1.7% and $8.5 million attributable to store closings, partially offset by new store sales of $13.2 million. The sales improvement at SFAE was attributable to a comparable store sales increase of 1.0% and a $2.4 million loss of sales from closed stores, partially offset by new store sales of $2.0 million.

GROSS MARGIN

For the three months ended August 2, 2003, gross margin was $451.0 million, or 36.5% of net sales, compared to $454.1 million, or 36.7% of net sales, for the three months ended August 3, 2002. The decrease of $3.0 million and the decline in the gross margin rate reflected an increased level of promotional activity, primarily at SFAE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the three months ended August 2, 2003, SGA was $327.3 million, or 26.5% of net sales, compared to $317.5 million, or 25.7% of net sales, for the three months ended August 3, 2002. The increase of $9.8 million in expenses was largely due to a $15.9 million reduction in credit contribution as a result of the Company’s transaction with Household, partially offset by various cost reductions.

OTHER OPERATING EXPENSES

For the three months ended August 2, 2003, other operating expenses were $139.5 million, or 11.3% of net sales, compared to $138.2 million, or 11.2% of net sales, for the three months ended August 3, 2002. The increase of $1.3 million was due primarily to the timing of disputed property tax refunds.

INTEGRATION CHARGES

For the three months ended August 2, 2003, integration charges were $0.1 million and related to the consolidation of the Younkers home office into Carson Pirie Scott. There were no integration charges during the three months ended August 3, 2002.

(GAINS) LOSSES FROM LONG-LIVED ASSETS

For the three months ended August 2, 2003, the Company realized gains from long-lived assets of $4.2 million principally due to the sale of property associated with closed stores. There were no gains or losses from long-lived assets for the three months ended August 3, 2002.

INTEREST EXPENSE

For the three months ended August 2, 2003, interest expense was $27.9 million, or 2.3% of net sales, compared to $31.1 million, or 2.5% of net sales, for the three months ended August 3, 2002. The reduction of $3.2 million was primarily due to lower borrowings, lower interest rates and interest income of $1.2 million associated with the invested Household proceeds.

INCOME TAXES

The effective tax rates for the three months ended August 2, 2003 and August 3, 2002 were 36.5% and 37.5%, respectively. The year over year decrease in the rate was primarily attributable to a greater portion of taxable income being earned in states with lower effective tax rates.

NET INCOME

The net loss of $25.8 million for the three months ended August 2, 2003 declined over last year’s net loss of $20.4 million for the three months ended August 3, 2002. The $5.4 million decrease was principally due to the reduction in operating income.

SIX MONTHS ENDED AUGUST 2, 2003 COMPARED TO SIX MONTHS ENDED AUGUST 3, 2002

MANAGEMENT’S DISCUSSION OF OPERATIONS

Operating income declined to $33.9 million for the six months ended August 2, 2003 from $60.6 million for the six months ended August 3, 2002. The decline of $26.7 million was attributable to a decrease in operating income at SDSG of $21.4 million and a decrease in operating income at SFAE of $10.6 million, partially offset by a $5.5 million improvement in gains and losses not allocated to the business segments.

The decline in operating income at SDSG was primarily due to a comparable store sales decrease of 2.3% and related decline in gross margin coupled with a decline in credit contribution resulting from the Household transaction. The year-over-year decline in operating income at SFAE was due primarily to a decline in margin contribution from increased promotional activity and a decline in credit contribution resulting from the Household transaction.

The Company’s overall sales decline of 1.7% was associated with a continued overall challenging operating environment, which resulted in the 2.3% comparable store sales decline at SDSG and a 1.8% comparable stores sales decrease at SFAE.

NET SALES

For the six months ended August 2, 2003, total Company sales decreased $44.5 million, or 1.7%, versus the prior year period. Total sales for the six-month period decreased by $23.6 million at SDSG and $20.9 million at SFAE. The sales decline at SDSG was primarily due to the comparable store sales decrease of 2.3% and $19.3 million attributable to store closings, partially offset by new store sales of $26.1 million. The sales decline at SFAE was attributable to a comparable store sales decrease of 1.8% and a $5.5 million loss of sales from closed stores, partially offset by new store sales of $3.8 million.

GROSS MARGIN

For the six months ended August 2, 2003, gross margin was $973.7 million, or 37.2% of net sales, compared to $995.5 million, or 37.4% of net sales, for the six months ended August 3, 2002. The decrease of $21.8 million and the decline in the gross margin rate represented the effect of the sales decline and the increase in promotional activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the six months ended August 2, 2003, SGA was $662.4 million, or 25.3% of net sales, compared to $654.9 million, or 24.6% of net sales, for the six months ended August 3, 2002. The increase of $7.5 million in expenses was largely due to a $19.7 million reduction in credit operations contribution offset by various cost reductions.

Prospectively, SGA expenses are expected to increase between an estimated $30 million and $50 million on an annualized basis as a result of the Household alliance. The effect on SGA expenses typically is more pronounced in the first half of each year, when finance charge income earned is higher (a function of higher receivables balances) and bad debt expense is lower (which is primarily a function of credit sales). The estimated annual increase is based on a number of factors, the most significant of which are the assumed level of credit card receivables, the average financing rates for the securitized receivables and the level of bad debt expense. During the period covering fiscal 1999 through fiscal 2002, the average credit card receivables balances ranged from $1.1 billion to $1.6 billion, the average financing rate for the securitized receivables ranged from 3% to 7% and the actual bad debt expense ranged from $65 million to $82 million. To the extent that future levels of bad debt expense and/or future financing rates on the securitized receivables increase, the increase in the Company’s reported SGA expense will be less as responsibility for these expenses has been shifted to Household as part of the alliance.

OTHER OPERATING EXPENSES

For the six months ended August 2, 2003, other operating expenses were $276.6 million, or 10.6% of net sales, compared to $278.2 million, or 10.4% of net sales, for the six months ended August 3, 2002. The decrease of $1.6 million was due primarily to an increase in disputed property tax refunds.

INTEGRATION CHARGES

For the six months ended August 2, 2003, integration charges were $0.5 million and related to the consolidation of the Younkers home office into Carson Pirie Scott. There were no integration charges during the six months ended August 3, 2002.

(GAINS) LOSSES FROM LONG-LIVED ASSETS

For the six months ended August 2, 2003, the Company incurred gains from long-lived assets of $1.9 million compared to $0.9 million of losses for the six months ended August 3, 2002. The 2003 gains were primarily related to the sale of property associated with closed stores. The 2002 charges were principally due to the write-off of fixed assets related to the consolidation of various operating activities.

INTEREST EXPENSE

For the six months ended August 2, 2003, interest expense was $56.8 million, or 2.2% of net sales, compared to $62.2 million, or 2.3% of net sales, for the six months ended August 3, 2002. The improvement of $5.4 million was primarily the result of a reduction in year-over-year average debt levels, a reduction in interest rates and interest income of $2.4 million associated with the invested Household proceeds. To the extent the Company utilizes proceeds from the Household transaction to repurchase debt and without regard to changes in interest rates, interest expense could be reduced on a prospective basis.

GAIN ON EXTINGUISHMENT OF DEBT

There were no gains on extinguishments of debt for the six months ended August 2, 2003. The gain for the six months ended August 3, 2002 related to the recognition of a gain due to the termination of an interest rate swap agreement associated with the repurchase of senior notes in 2002.

OTHER INCOME (EXPENSE)

For the six months ended August 2, 2003, other income primarily includes a gain of $5.0 million associated with the sale of the accounts receivable portfolio to Household. This amount represents the pre-tax gain, net of transaction expenses, after allocating the sales price to the sold accounts, the sold interest in the receivables and the ongoing program agreement.

INCOME TAXES

The effective tax rates for the six months ended August 2, 2003 and August 3, 2002 were 36.5% and 36.2%, respectively. The year over year increase in the rate was primarily attributable to the disproportionate effect on the tax rate of insignificant non-taxable income and expense items on a nominal pre-tax loss of $0.3 million in 2002 versus a larger pre-tax loss of $17.9 million in 2003.

NET INCOME

The net loss of $11.3 million for the six months ended August 2, 2003 improved over last year’s net loss of $45.8 million for the six months ended August 3, 2002. The $34.5 million improvement was principally due to the prior year recognition of a cumulative change in accounting principle of $45.6 million and the current year $5.0 million gain on the Household transaction, partially offset by the reduction in operating income.

LIQUIDITY AND CAPITAL RESOURCES

On April 15, 2003, the Company sold its proprietary credit card business to Household. This had the immediate effect of increasing cash on hand and liquidity and eliminating the need for obtaining replacement financing for the asset-backed financing supporting the proprietary credit card business. At August 2, 2003, the Company had not utilized a significant portion of the proceeds from the Household transaction. The Company intends to utilize the proceeds to repurchase common shares, reduce debt, make strategic investments in other retail companies and companies associated with vertical integration similar to the acquisition of Club Libby Lu and investment in FAO Inc., and for other general corporate purposes. Hence, the Company maintained cash on hand of approximately $400 million.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business.

Merchandise inventory balances at August 2, 2003 increased from August 3, 2002 largely due to a comparable stores inventory increase of approximately 3.0%, primarily related to the timing of certain merchandise receipts.

Property and equipment balances at August 2, 2003 decreased over August 3, 2002 balances due primarily to depreciation on existing assets during the last twelve months in addition to store closings and impairments, partially offset by capital expenditures related to new store additions, as well as expansions, replacements and the remodeling of existing stores.

Goodwill and intangibles at August 2, 2003 increased from August 3, 2002 due to the acquisition of Club Libby Lu, partially offset by amortization expense during the last twelve months.

During 2004, approximately $142.6 million of senior notes will mature, ($72.3 million in July 2004 and $70.3 million in December 2004). The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay this debt at maturity.

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

Cash provided by operating activities was $322.9 million for the six months ended August 2, 2003 and $87.3 million for the six months ended August 3, 2002. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. The $235.6 million improvement in 2003 from 2002 was primarily due to approximately $300 million of proceeds from the Household transaction, offset by the increase in inventories as a result of the 3.0% increase in comparable stores inventory growth.

Cash used in investing activities was $81.0 million for the six months ended August 2, 2003 and $77.2 million for the six months ended August 3, 2002. Cash used in investing activities principally consists of construction of new stores, renovation and expansion of existing stores, investments in support areas (e.g., technology, distribution centers, e-commerce infrastructure) and strategic investments. The increase in 2003 is the result of the Company’s acquisition of Club Libby Lu and its investment in FAO Inc.

Cash used in financing activities was $61.8 million for the six months ended August 2, 2003 and $20.6 million for the six months ended August 3, 2002. The increase in 2003 from 2002 was attributable to the current year repurchase of common stock under the Company’s authorized share repurchase programs.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $700 million revolving credit facility. At August 2, 2003 and August 3, 2002, the Company maintained cash and cash equivalent balances of $389.7 million and $88.6 million, respectively. The invested cash consisted of various money market investments of which no more than $105 million was invested at any single mutual fund. These amounts consisted principally of invested cash and approximately $30 million of store operating cash. At August 2, 2003 invested cash included the unexpended position of the cash proceeds received from Household related to the sale of the Company’s proprietary credit card business. At August 2, 2003, the Company had no borrowings under its $700 million revolving credit facility, and had $146.3 million in unfunded letters of credit representing utilization. Unutilized availability under the facility was $553.7 million. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

CAPITAL STRUCTURE

The Company’s capital and financing structure is comprised of a revolving credit agreement, senior unsecured notes, capital and operating leases and real estate mortgage financing.

At August 2, 2003, total debt was $1,323 million, representing a decrease of $11 million from the prior period balance of $1,334 million. This reduction in debt coupled with the decline in shareholders’ equity resulting from operating losses and from the repurchase of common stock results in a relatively unchanged debt to total capitalization percentage of 37.4% year over year.

At August 2, 2003, the Company had $1,179 million of unsecured senior notes outstanding comprised of six separate series having maturities ranging from 2004 to 2019. The terms of each senior note call for all principal to be repaid at maturity. Senior notes aggregating $142.6 million will mature in 2004. The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay these notes at maturity. The senior notes have substantially identical terms except for the maturity dates and the interest coupons payable to investors. Each senior note indenture contains limitations on the amount of secured indebtedness the Company may incur.

At August 2, 2003 the Company had $137 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $7 million per year.

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

The Company’s other principal commercial commitments are comprised of the guarantee of $14 million residual value of leased transportation equipment expiring in late 2003, short-term merchandise purchase commitments, short-term construction commitments, common area maintenance costs and contingent rent payments. Substantially all of the Company’s merchandise purchase commitments are cancelable up to several weeks prior to a date that precedes the vendor’s scheduled shipment date.

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

As part of the transaction, for a term of ten years following the closing, Household will establish and own the Company’s proprietary credit card accounts. Merchandise sold to customers utilizing these proprietary credit cards account for over 40% of the Company’s sales. Amounts charged on the cards are paid to the Company by Household one to two days following the sales transaction. Household retains the benefits and risks associated with the ownership of the accounts, receives the finance charge income and incurs the bad debts associated with those accounts, and pays a portion of the finance charge income to the Company. During the ten-year term, pursuant to an administrative servicing agreement, the Company will continue to provide key customer service functions, including new account opening, transaction authorization, maintain customer account balances, customer billing and statement processing and customer inquiries, and will receive compensation from Household for these services.

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

Credit Card Income and Expenses

Beginning April 15, 2003, the Company entered into a strategic alliance in which Household and its affiliates acquired the Company’s proprietary credit card business, consisting of the proprietary credit card accounts owned by NBGL and the Company’s retained interest in the credit card receivables. Prior to April 15, 2003, determination of the carrying value of the Company’s retained interest in credit card receivables required substantial management judgment and estimates. A discussion of the critical judgments, estimates, and assumptions that could lead to variations in the consolidated financial results prior to April 15, 2003 were discussed under the caption Critical Accounting Policies in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended February 1, 2003. Effective April 15, 2003 the accounting for credit card income and expenses requires less management judgment and estimates. The most significant judgments and estimates are as follows:

1.	The April 15, 2003 transaction included (1) the sale of proprietary credit card accounts, (2) the sale of the Company’s retained interest in the credit card receivables, (3) the Company entering into an administrative services agreement with Household that governs the providing of credit card administration services by the Company to Household, and (4) the Company entering into a program agreement with Household that governs the providing of credit services by Household to the Company’s customers. At the transaction date the Company obtained compensation from Household in excess of the carrying value of the Company’s assets associated with proprietary credit cards. Hence management exercised judgment and estimates in allocating the compensation to the aforementioned assets sold (items 1 and 2) and to the contractual agreements entered into (items 3 and 4). Management determined this allocation with the assistance of a nationally recognized appraisal firm. The proceeds received from Household were allocated based upon the fair values of the assets sold and contractual agreements entered into.

•	The fair value of the proprietary credit card accounts sold was based upon the value of similar third-party transactions as publicly disclosed. Included in the gain recognized at April 15, 2003 is $2.5 million representing the allocated portion of the total compensation received over the carrying value of the credit card accounts sold of zero. To the extent the Company’s credit card accounts should have been valued more or less than comparable transactions, the initial gain on the transaction would have been more or less than recognized. Similarly, to the extent the compensation attributed to the credit card accounts was overstated or understated, a corresponding amount attributable to the other components of the transaction is understated or overstated.

•	The fair value of the Company’s retained interest in the credit card receivables sold to Household was determined consistent with the Company’s historical practice of estimating the fair value of credit card receivables sold under its securitization programs. The assumptions, judgments, and estimates that can lead to variations in

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

•	No fair value was ascribed to the credit administration services agreement as the amounts to be received by the Company prospectively is fair relative to the value of the services being provided. To the extent the credit administration services agreement incorporated prospective compensation at less than fair value, a portion of the initial compensation would have been allocated to the administrative services agreement, and less would have been allocated to the program agreement. The gain or loss recognized at April 15, 2003 would not have been affected.

•	The excess of the compensation received from Household at April 15, 2003 over that allocated to the sold credit card accounts and the sold retained interest in credit card receivables was allocated to the program agreement as prepaid program agreement compensation. The prepaid program agreement compensation will be amortized into SG&A ratably over the 10-year agreement. To the extent the initial April 15, 2003 Household compensation was over or under allocated to the sold credit card accounts and the sold retained interest in credit card receivables, the prepaid program compensation would be under or over allocated a corresponding amount of the initial compensation.

2.	Ongoing compensation under the program agreement and under the credit administration services agreement are periodically billed and collected and warrant no significant management judgments or estimates.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard was effective for contracts entered into or modified after June 30, 2003. This standard did not have a significant effect on the Company’s financial position or results of operations.

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

During the first quarter 2003, the Company swapped a fixed 8.25% coupon rate to a variable rate based on the one-month LIBOR rate on a notional amount of $200,000 maturing in 2008. During June 2003, the Company cancelled these swaps resulting in a gain of $7,782, which will be amortized as a component of interest expense through 2008.

During July 2003, the Company entered into interest swap agreements aggregating a notional amount of $200,000 which swap a fixed 8.25% coupon rate to a variable rate based on the one-month LIBOR rate and mature in 2008. Additionally, the Company entered interest rate swap agreements aggregating a notional amount of $100,000 which swap a fixed 7.50% coupon rate to a variable rate based on the one-month LIBOR rate and mature in 2010. The fair value of these interest rate swap agreements at August 2, 2003 was a liability of $14,068. The effect of a 10% adverse movement in interest rates relative to the Company’s variable-rate debt is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

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

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

SAKS INCORPORATED

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of shareholders on June 11, 2003 for the following purposes:

Item 1:	To elect five Directors to hold office for the term specified

Item 2:	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the current fiscal year ending January 31, 2004

Item 3:	To vote on a proposal to approve the Company’s Senior Executive bonus plan

Item 4:	To vote on a shareholder proposal concerning the Company’s classified Board of Directors

Item 5:	To vote on a shareholder proposal concerning cumulative voting in the election of Directors

Item 6:	To vote on a shareholder proposal concerning the Company’s vendor standards

The number of votes cast for and withheld for each nominee for the Company’s Board of Directors were as follows:

	FOR	WITHHELD
Ronald de Waal	109,797,301	16,352,869
R. Brad Martin	109,627,471	16,522,699
C. Warren Neel	107,569,144	18,581,026
Marguerite W. Sallee	107,515,865	18,634,305
Christopher J. Stadler	109,798,574	16,351,596

The number of votes cast for, against, and abstain for Items 2, 3, 4, 5 and 6 were as follows:

	FOR	AGAINST	ABSTAIN
Item 2	123,876,843	2,231,950	41,376
Item 3	121,660,752	4,415,832	73,584
Item 4	55,568,309	59,182,599	493,401
Item 5	31,160,378	71,597,646	12,486,285
Item 6	5,803,858	103,264,757	6,175,714

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b) Form 8-K Reports.

The following 8-K’s were filed during the quarter ended August 2, 2003:

Date Filed	Subject
May 9, 2003	Sales release for the four weeks ended May 3, 2003

May 21, 2003	News release announcing earnings for the first quarter ended May 3, 2003

June 5, 2003	Sales release for the four weeks ended May 31, 2003

July 10, 2003	Sales release for the five weeks ended July 5, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

September 15, 2003
Date

/s/ DOUGLAS E. COLTHARP
Douglas E. Coltharp Executive Vice President and Chief Financial Officer