Form 10-Q
period 2003-11-01
SAKS INC
filed 2003-12-12
CIK 812900

Commission File No. 1-13113

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

For Quarter Ended: November 1, 2003

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

Common Stock, $.10 Par Value – 136,557,326 shares as of November 1, 2003

Commission File No. 1-13113

SAKS INCORPORATED

Commission File No. 1-13113

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	November 1, 2003	February 1, 2003	November 2, 2002
ASSETS
Current Assets
Cash and cash equivalents	$279,239	$209,568	$34,281
Retained interest in accounts receivable	—	267,062	243,261
Merchandise inventories	1,753,887	1,306,667	1,706,980
Other current assets	161,252	93,422	85,319
Deferred income taxes, net	69,678	41,806	43,873

Total current assets	2,264,056	1,918,525	2,113,714
Property and Equipment, net	2,118,004	2,143,105	2,203,090
Goodwill and Intangibles, net	323,610	316,430	316,807
Deferred Income Taxes, net	149,436	148,805	186,639
Other Assets	93,234	52,491	46,860

TOTAL ASSETS	$4,948,340	$4,579,356	$4,867,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$582,034	$273,989	$506,051
Accrued expenses and other current liabilities	511,049	515,922	534,164
Current portion of long-term debt	81,500	4,781	4,762

Total current liabilities	1,174,583	794,692	1,044,977
Long-Term Debt	1,249,175	1,327,381	1,422,538
Other Long-Term Liabilities	318,514	190,011	166,621

Total liabilities	2,742,272	2,312,084	2,634,136
Commitments and Contingencies
Shareholders’ Equity	2,206,068	2,267,272	2,232,974

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,948,340	$4,579,356	$4,867,110

See notes to condensed consolidated financial statements.

Commission File No. 1-13113

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	$1,467,147	$1,406,142	$4,086,111	$4,069,601
Cost of sales	896,498	870,111	2,541,729	2,538,033

Gross margin	570,649	536,031	1,544,382	1,531,568
Selling, general and administrative expenses	388,653	348,576	1,051,040	1,003,455
Other operating expenses	149,729	147,116	426,320	425,361
Store pre-opening costs	2,730	2,848	4,991	3,744
Integration charges	(557)	2,305	(22)	2,305
Losses from long-lived assets	2,293	999	339	1,925

Operating income	27,801	34,187	61,714	94,778
Other income (expense):
Interest expense	(26,161)	(30,826)	(82,926)	(93,019)
Gain on extinguishment of debt	—	—	—	709
Other income (expense), net	321	(285)	5,313	296

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,961	3,076	(15,899)	2,764
Provision (benefit) for income taxes	(10,392)	1,154	(16,912)	1,041

Income before cumulative effect of a change in accounting principle	12,353	1,922	1,013	1,723
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(45,593)

Net income (loss)	$12,353	$1,922	$1,013	$(43,870)

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.09	$0.01	$0.01	$0.01
Cumulative effect of accounting change	—	—	—	(0.32)

Net income (loss)	$0.09	$0.01	$0.01	$(0.31)
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of accounting change	$0.09	$0.01	$0.01	$0.01
Cumulative effect of accounting change	—	—	—	(0.31)

Net income (loss)	$0.09	$0.01	$0.01	$(0.30)
Weighted average common shares:
Basic	136,894	142,791	140,208	142,720
Diluted	140,950	145,449	142,649	146,893

See notes to condensed consolidated financial statements.

Commission File No. 1-13113

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2003	November 2, 2002
Operating Activities:
Net income (loss)	$1,013	$(43,870)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	162,976	160,415
Losses from long-lived assets	339	1,925
Gain on extinguishment of debt	—	(709)
Cumulative effect of accounting change	—	45,593
Provision for employee deferred compensation	5,049	5,908
Deferred income taxes	(28,503)	4,312
Net cash from sale of proprietary credit cards	300,911	—
Change in other operating assets and liabilities, net	(166,000)	(180,451)

Net Cash Provided By (Used In) Operating Activities	275,785	(6,877)

Investing Activities:
Purchases of property and equipment	(135,807)	(124,105)
Business acquisitions and investments	(14,012)	—
Proceeds from the sale of property and equipment	14,018	923

Net Cash Used In Investing Activities	(135,801)	(123,182)

Financing Activities:
Payments on long-term debt and capital lease obligations	(2,753)	(28,255)
Borrowings under credit agreement	—	94,000
Purchases and retirements of common stock	(71,744)	(7,111)
Proceeds from issuance of common stock	4,184	6,604

Net Cash Provided By (Used In) Financing Activities	(70,313)	65,238

Increase (Decrease) In Cash and Cash Equivalents	69,671	(64,821)

Cash and cash equivalents at beginning of period	209,568	99,102

Cash and cash equivalents at end of period	$279,239	$34,281

See notes to condensed consolidated financial statements.

Commission File No. 1-13113

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 1, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2003.

The accompanying balance sheet at February 1, 2003 has been derived from the audited financial statements at that date but does not include all required generally accepted accounting principles disclosures.

The Company is a national retailer currently operating, through subsidiaries, luxury and traditional department stores. The Company operates the Saks Department Store Group (“SDSG”), which consists of traditional department stores operated under the nameplates Proffitt’s, McRae’s, Younkers, Parisian, Herberger’s, Carson Pirie Scott, Bergner’s, and Boston Store and Club Libby Lu specialty stores. The Company also operates Saks Fifth Avenue Enterprises (“SFAE”), which consists of Saks Fifth Avenue stores and Saks Off 5th stores.

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

On December 3, 2003, FAO filed for Chapter 11 bankruptcy protection. The Company will continue to monitor its investment in FAO for a potential other than temporary impairment.

In May 2003, the Company acquired Club Libby Lu, an operator of eleven specialty stores targeting pre-teen girls, for an aggregate purchase price of approximately $12,000. Fiscal 2002 sales for Club Libby Lu were less than $5,000. Club Libby Lu was consolidated into the Company’s operations and financial results beginning with its acquisition in May resulting in incremental goodwill of $8,309. Since its acquisition, the Company has opened 8 new Club Libby Lu stand-alone stores, 10 kiosks and 6 stores within existing SDSG stores

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $8,880 and $8,074 for the three months ended

Commission File No. 1-13113

November 1, 2003 and November 2, 2002, respectively. Leased department sales were $60,140 and $55,103 for the three months ended November 1, 2003 and November 2, 2002, respectively, and were excluded from net sales. Commissions from leased departments for the nine months ended November 1, 2003 and November 2, 2002, were $27,807 and $25,787, respectively. Leased department sales were $186,715 and $174,732 for the nine months ended November 1, 2003 and November 2, 2002, respectively, and were excluded from net sales.

Cash and cash equivalents primarily consists of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost which approximates fair value. At November 1, 2003 cash and cash equivalents also included $249,000 of available-for-sale securities (principally short-term bond funds), for which the carrying value approximated fair value. Interest income earned on these securities was $1,541 and $3,985 for the three and nine-month periods ended November 1, 2003, respectively.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from previously reported financial statements to conform to the financial statement presentation of the current period. These reclassifications have no effect on previously reported net income, shareholders’ equity or cash flows.

Commission File No. 1-13113

NOTE 2 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and nine months ended November 1, 2003 and November 2, 2002 are as follows (income and shares in thousands):

	For the Three Months Ended November 1, 2003			For the Three Months Ended November 2, 2002
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS	$12,353	136,894	$0.09	$1,922	142,791	$0.01
Effect of dilutive stock options		4,056	—		2,658	—

Diluted EPS	$12,353	140,950	$0.09	$1,922	145,449	$0.01

	For the Nine Months Ended November 1, 2003			For the Nine Months Ended November 2, 2002
	Income	Weighted Average Shares	Per Share Amount	Income (a)	Weighted Average Shares	Per Share Amount
Basic EPS	$1,013	140,208	$0.01	$1,723	142,720	$0.01
Effect of dilutive stock options		2,441	—		4,173	—

Diluted EPS	$1,013	142,649	$0.01	$1,723	146,893	$0.01

(a)	Income (loss) before cumulative effect of accounting change.

Additionally, the Company had 11,152 and 17,766 options to purchase shares of common stock outstanding at November 1, 2003 and November 2, 2002, respectively, which were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares. At November 1, 2003, these options had exercise prices ranging from $12.25 to $48.78 per share. If the average market price becomes greater than the exercise price and there is income for the period, these options will be dilutive and the treasury stock method will be applied to determine the number of dilutive shares.

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

Commission File No. 1-13113

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

After allocating the sales price to the sold credit card accounts, to the sold interest in the credit card receivables and to the ongoing program agreement, and after transaction expenses, the Company realized a gain of $4,968 before taxes, which is reflected in the Other Income (Expense). The cash proceeds allocated to the ongoing program agreement will be earned ratably over the 10-year term of the agreement and is reflected in Selling, General and Administrative Expenses.

Under the terms of the program agreement, there are certain provisions that would allow each party to terminate the alliance. If Household were to terminate the alliance, the Company may be required to return to Household a declining portion of the premium received on April 15, 2003. This contingent amount at November 1, 2003 exceeded the amounts reflected in Other Liabilities by less than $70 million. If the Company were to terminate the alliance, the Company has the

Commission File No. 1-13113

right to purchase the credit card accounts and associated accounts receivable from Household at fair value.

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

NOTE 4 – DEBT AND SHARE ACTIVITY

At November 1, 2003, the Company had interest rate swap agreements with notional amounts of $150,000 and $100,000, which swapped coupon rates of 8.25% and 7.50%, respectively. The fair value of these swaps at November 1, 2003 was a liability of $4,609. During June 2003 and October 2003, the Company cancelled previously negotiated interest rate swap agreements, which resulted in a gain of $7,782 and a loss of $1,420, respectively. Both the gain and loss on the cancellation of these swap agreements will be amortized as a component of interest expense through 2008.

On April 8, 2003, the Company announced that its Board of Directors had authorized a 25 million share increase in the Company’s share repurchase program, bringing the total number of authorized shares to 35 million. During the three-month period ended November 1, 2003, the Company repurchased 1,074,000 of the Company’s common shares in the amount of $12,600. For the nine-month period ended November 1, 2003, the Company repurchased 7,704,000 of the Company’s common shares in the amount of $71,700. At November 1, 2003, there were 22,092,000 shares remaining available for repurchase under existing share repurchase programs. Included in the year-to-date activity was 4,570,000 shares repurchased in the amount of $40,540 under an accelerated stock buyback (“ASB”) with a third party. The shares repurchased under the ASB are subject to an April 2004 price settlement agreement containing a cap and a floor whereby the settled purchase price will not drop below $8.48 nor exceed $10.00. Thus, the Company’s maximum exposure under this agreement is approximately $5,000.

On November 26, 2003 the Company replaced its $700,000 revolving credit agreement scheduled to mature in November 2006 with an amended $800,000 revolving credit facility that will mature in February 2009. Similar to the prior agreement, the amended facility will be secured by the Company’s merchandise inventories and will be used for working capital needs and general corporate purposes.

On November 4, 2003, the Company announced an offer to exchange up to $451,500 outstanding principal amount of its 8.25% senior notes due 2008. The offer provided $333 of cash payment and $797 of new 7.0% notes due 2013 for each $1,000 principal amount of 2008 notes exchanged. Approximately $261,200 notes were tendered for exchange, for which the Company issued approximately $208,100 of new 7.0% notes due 2013 (inclusive of a premium of

Commission File No. 1-13113

approximately $34,000) and paid approximately $87,100 in cash. A loss on extinguishment of debt of approximately $10,500 will be recorded in the fourth quarter, resulting primarily from the premium paid on the 2008 notes.

NOTE 5 – STOCK BASED COMPENSATION

Beginning February 2, 2003, the Company began expensing the fair market value of stock options newly granted, modified or settled pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” and as allowed under the prospective method of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three and nine-month periods ended November 1, 2003 stock option income of $155 and expense of $664, respectively, was recorded in Selling, General and Administrative expenses.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method of recognition and measurement to its previously issued stock options and other stock-based employee compensation awards:

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net income (loss) as reported	$12,353	$1,922	$1,013	$(43,870)
Add: Stock-based compensation expense included in net income, net of related tax effects	1,476	1,131	4,419	3,752
Deduct: Total stock-based employee compensation expense determined under the fair value method for awards, net of related tax effects	(7,945)	(8,875)	(22,888)	(26,448)

Pro forma net income (loss)	$5,884	$(5,822)	$(17,456)	$(66,566)

Basic earnings (loss) per common share
As reported	$0.09	$0.01	$0.01	$(0.31)
Pro forma	$0.04	$(0.04)	$(0.13)	$(0.47)
Diluted earnings (loss) per common share
As reported	$0.09	$0.01	$0.01	$(0.30)
Pro forma	$0.04	$(0.04)	$(0.12)	$(0.45)

Commission File No. 1-13113

NOTE 6 – CONTINGENCIES

The Company is involved in several legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. During the third quarter, the Company concluded a federal tax examination of the Company’s 1998 and 1999 tax years on terms favorable to previously accrued exposures associated with those tax years. Accordingly, the Company reduced its income tax reserves associated with these federal audits. Additionally, the Company reevaluated its exposures to state-related tax filing positions and determined the need to provide for additional reserves. The net effect of this federal and state reserve activity during the three and nine-month periods ended November 1, 2003 resulted in an income tax benefit of $11,110. The Company believes it has appropriately accrued for probable exposures.

The Company maintains two cash balance pension plans for approximately 30% of its associates. Both plans are closed to new participants. The Company is analyzing the possible effects of the recent U.S. District Court decision in the case of Cooper v. The IBM Personal Pension Plan and IBM Corporation (S.D. IL) and other developments that may affect cash balance pension plans.

At November 1, 2003 the Company maintained cash and cash equivalents of $279 million, a large portion of which was invested in nationally recognized financial institutions (banks and mutual funds). It is the Company’s policy to have no more than $200 million invested in any single obligor. At November 1, 2003 the Company’s largest investment with a single obligor was $125 million.

NOTE 7 – INTEGRATION AND REORGANIZATION CHARGES

In October 2002, the Company announced plans to consolidate its Younkers home office operations into its Carson Pirie Scott headquarters in an effort to further integrate its northern SDSG operations. This consolidation was effectively complete at February 1, 2003. During the three months ended November 1, 2003, revisions to prior estimates resulted in income from integration efforts of $557. For the nine-month period ended November 1, 2003, integration charges were negligible as relocation expenses were offset by the aforementioned revisions to prior estimates. All Younkers consolidation charges and revisions are reflected in the Integration Charges line item of the income statement. At November 1, 2003, $822 of Younkers charges remained unpaid. These charges primarily relate to relocation, severance and other charges to be paid during 2003.

Commission File No. 1-13113

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This standard became effective during 2003, and it did not have a significant effect on the Company’s financial position or results of operations. Certain provisions of SFAS No. 150 have been either deferred or extended based on the recent issuance of FASB Staff Position No. FAS 150-3. The Company does not believe that these provisions will have a significant effect on its financial position or its results of operations.

During 2002, FASB Interpretation No. 46 (“FIN 46, Consolidation of Variable Interest Entities”) was issued, which provided guidance on the identification of and financial reporting for, entities over which control is achieved through means other than voting rights, also known as variable-interest entities. The Company does not believe that this pronouncement will have a significant effect on its financial position or results of operations.

Commission File No. 1-13113

NOTE 9 – SEGMENT INFORMATION

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

Segment information for the three and nine months ended November 1, 2003 and November 2, 2002 is as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales:
Saks Department Stores Group	$866,066	$841,020	$2,416,003	$2,414,590
Saks Fifth Avenue Enterprises	601,081	565,122	1,670,108	1,655,011

	$1,467,147	$1,406,142	$4,086,111	$4,069,601

Operating Income:
Saks Department Stores Group	$20,905	$20,571	$57,932	$79,036
Saks Fifth Avenue Enterprises	27,341	26,854	38,211	48,331
Other	(11,581)	(9,086)	(27,651)	(25,067)
Certain items not allocated	(8,864)	(4,152)	(6,778)	(7,522)

	$27,801	$34,187	$61,714	$94,778

Depreciation and Amortization:
Saks Department Stores Group	$31,114	$29,399	$86,343	$84,814
Saks Fifth Avenue Enterprises	26,294	25,155	72,754	73,533
Other	886	869	3,879	2,068

	$58,294	$55,423	$162,976	$160,415

Total Assets:
Saks Department Stores Group	$2,376,476	$2,492,441	$2,376,476	$2,492,441
Saks Fifth Avenue Enterprises	1,824,970	1,900,495	1,824,970	1,900,495
Other	746,894	474,174	746,894	474,174

	$4,948,340	$4,867,110	$4,948,340	$4,867,110

Capital Expenditures:
Saks Department Stores Group	$31,460	$19,081	$63,534	$42,946
Saks Fifth Avenue Enterprises	12,083	18,544	35,186	48,129
Other	11,289	9,319	37,087	33,030

	$54,832	$46,944	$135,807	$124,105

Commission File No. 1-13113

Operating Income includes certain items that management excludes from its view of ongoing core operations and that management does not charge to the segments. For the three and nine-month periods ended November 1, 2003, these certain items represented charges of $8,864 and $6,778 and principally consisted of charges related to the settlement of lease obligations associated with closed stores, the disposition of certain long-lived assets and severance costs. For the three and nine-month periods ended November 2, 2002, certain items aggregated charges of $4,152 and $7,522, respectively. These charges primarily related to the Younkers consolidation and the then pending sale of the Company’s private label credit card portfolio.

NOTE 10 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: 1) Saks Incorporated; 2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the subsidiaries of Saks Incorporated except for National Bank of the Great Lakes (“NBGL”), the subsidiaries associated with the Company’s proprietary credit card securitization program (terminated on April 15, 2003), and other immaterial subsidiaries); and 3) on a combined basis, NBGL, the subsidiaries associated with the Company’s proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the senior notes. The condensed consolidating financial statements presented as of and for the three-month period ended November 1, 2003 and November 2, 2002 and as of February 1, 2003 reflect the guarantor/non-guarantor status at the respective dates. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements between Saks Incorporated and the subsidiaries. At November 1, 2003, Saks Incorporated was the sole borrower for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

Commission File No. 1-13113

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT NOVEMBER 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$249,000	$13,489	$16,750		$279,239
Merchandise inventories	4,470	1,749,417			1,753,887
Deferred income taxes, net		69,678			69,678
Intercompany borrowings		1,385	42	($1,427)
Other current assets		161,252			161,252

Total Current Assets	253,470	1,995,221	16,792	(1,427)	2,264,056
Property and Equipment, net	6,046	2,111,958			2,118,004
Goodwill and Intangibles, net		323,610			323,610
Other Assets	13,044	80,043	147		93,234
Deferred Income Taxes, net		149,436			149,436
Investment in and Advances to Subsidiaries	3,156,495	15,554		(3,172,049)

Total Assets	$3,429,055	$4,675,822	$16,939	($3,173,476)	$4,948,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,118	$580,916			$582,034
Accrued expenses and other current liabilities	28,754	482,295			511,049
Intercompany borrowings		42	$1,385	($1,427)
Current portion of long-term debt	72,286	9,214			81,500

Total Current Liabilities	102,158	1,072,467	1,385	(1,427)	1,174,583

Long-Term Debt	1,114,736	134,439			1,249,175
Deferred Income Taxes
Other Long-Term Liabilities	6,093	312,421			318,514
Investment by and Advances from Parent		3,156,495	15,554	(3,172,049)
Common Equity Put Options
Shareholders’ Equity	2,206,068				2,206,068

Total Liabilities and Shareholders’ Equity	$3,429,055	$4,675,822	$16,939	($3,173,476)	$4,948,340

Commission File No. 1-13113

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED NOVEMBER 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,795	$1,462,352			$1,467,147
Costs and expenses
Cost of sales	2,892	893,606			896,498
Selling, general and administrative expenses	2,755	385,768	$130		388,653
Other operating expenses	846	148,883			149,729
Store pre-opening costs		2,730			2,730
Integration costs		(557)			(557)
Gains from long-lived assets		2,293			2,293

Operating income (loss)	(1,698)	29,629	(130)		27,801
Other income (expense)
Intercompany exchange fees		(81)	81
Equity in earnings of subsidiaries	28,241	154		(28,395)
Interest expense	(23,239)	(2,922)	0		(26,161)
Other income (expense), net		321	0		321

Income (loss) before income taxes	3,304	27,101	(49)	(28,395)	1,961

Provision (benefit) for income taxes	(9,049)	(1,140)	(203)		(10,392)

Net income (loss)	$12,353	$28,241	$154	($28,395)	$12,353

Commission File No. 1-13113

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,721	$4,073,390			$4,086,111
Costs and expenses
Cost of sales	7,610	2,534,119			2,541,729
Selling, general and administrative expenses	8,264	1,067,348	$18,823	($43,395)	1,051,040
Other operating expenses	2,509	423,811			426,320
Store pre-opening costs		4,991			4,991
Integration costs		(22)			(22)
Gains from long-lived assets		339			339

Operating income (loss)	(5,662)	42,804	(18,823)	43,395	61,714
Other income (expense)
Finance charge income, net			43,395	(43,395)
Intercompany exchange fees		(8,344)	8,344
Intercompany servicer fees		10,556	(10,556)
Equity in earnings of subsidiaries	51,032	10,222		(61,254)
Interest expense	(72,452)	(10,217)	(257)		(82,926)
Other income (expense), net		345	4,968		5,313

Income (loss) before income taxes	(27,082)	45,366	27,071	(61,254)	(15,899)
Provision (benefit) for income taxes	(28,095)	1,893	9,290		(16,912)

Net income (loss)	$1,013	$43,473	$17,781	($61,254)	$1,013

Commission File No. 1-13113

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$1,013	$43,473	$17,781	($61,254)	$1,013
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(51,032)	(10,222)		61,254
Depreciation and amortization	809	162,167			162,976
Provision for employee deferred compensation	5,049				5,049
Deferred income taxes		(11,621)	(16,882)		(28,503)
Gains from long-lived assets		339			339
Proceeds from sale of proprietary credit cards			300,911		300,911
Changes in operating assets and liabilities, net	9,179	(203,577)	28,398		(166,000)

Net Cash Provided By (Used In) Operating Activities	(34,982)	(19,441)	330,208		275,785

INVESTING ACTIVITIES
Purchases of property and equipment		(135,807)			(135,807)
Business acquisitions and investments		(14,012)			(14,012)
Proceeds from the sale of assets		14,018			14,018

Net Cash Used In Investing Activities		(135,801)			(135,801)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	171,542	157,703	(329,245)
Payments on long-term debt and capital lease obligations		(2,753)			(2,753)
Purchases and retirements of common stock	(71,744)				(71,744)
Proceeds from issuance of common stock	4,184				4,184

Net Cash Provided By (Used In) Financing Activities	103,982	154,950	(329,245)		(70,313)
Increase (Decrease) In Cash and Cash Equivalents	69,000	(292)	963		69,671
Cash and cash equivalents at beginning of period	180,000	13,781	15,787		209,568

Cash and cash equivalents at end of period	$249,000	$13,489	$16,750		$279,239

Commission File No. 1-13113

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT NOVEMBER 2, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents		$23,467	$10,814		$34,281
Retained interest in accounts receivable			243,261		243,261
Merchandise inventories	4,147	1,702,833			1,706,980
Deferred income taxes, net		60,968	(17,095)		43,873
Intercompany borrowings		5,027	69,361	($74,388)
Other current assets		85,319			85,319

Total Current Assets	4,147	1,877,614	306,341	(74,388)	2,113,714
Property and Equipment, net	7,064	2,196,026			2,203,090
Goodwill and Intangibles, net		316,807			316,807
Other Assets	14,760	29,912	2,188		46,860
Deferred Income Taxes, net		186,639			186,639
Investment in and Advances to Subsidiaries	3,518,904	154,167		(3,673,071)

Total Assets	$3,544,875	$4,761,165	$308,529	($3,747,459)	$4,867,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,037	$505,014			$506,051
Accrued expenses and other current liabilities	30,739	503,425			534,164
Intercompany borrowings		69,361	$5,027	($74,388)
Current portion of long-term debt		4,762			4,762

Total Current Liabilities	31,776	1,082,562	5,027	(74,388)	1,044,977
Long-Term Debt	1,279,756	142,782			1,422,538
Other Long-Term Liabilities	369	166,252			166,621
Investment by and Advances from Parent		3,369,569	303,502	(3,673,071)
Shareholders’ Equity	2,232,974				2,232,974

Total Liabilities and Shareholders’ Equity	$3,544,875	$4,761,165	$308,529	($3,747,459)	$4,867,110

Commission File No. 1-13113

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED NOVEMBER 2, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,159	$1,401,983			$1,406,142
Costs and expenses
Cost of sales	2,594	867,517			870,111
Selling, general and administrative expenses	2,736	375,529	$23,492	($53,181)	348,576
Other operating expenses	1,009	146,107			147,116
Store pre-opening costs		2,848			2,848
Integration costs		2,305			2,305
Losses from long-lived assets		999			999

Operating income (loss)	(2,180)	6,678	(23,492)	53,181	34,187
Other income (expense)
Finance charge income, net			53,181	(53,181)
Intercompany exchange fees		(10,684)	10,684
Intercompany servicer fees		10,960	(10,960)
Equity in earnings of subsidiaries	19,774	10,542		(30,316)
Interest expense	(25,282)	(4,679)	(865)		(30,826)
Other income (expense), net		(285)			(285)

Income (loss) before income taxes	(7,688)	12,532	28,548	(30,316)	3,076
Provision (benefit) for income taxes	(9,610)	736	10,028		1,154

Net income (loss)	$1,922	$11,796	$18,520	($30,316)	$1,922

Commission File No. 1-13113

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED NOVEMBER 2, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$11,060	$4,058,541			$4,069,601
Costs and expenses
Cost of sales	6,911	2,531,122			2,538,033
Selling, general and administrative expenses	8,303	1,093,285	$65,045	($163,178)	1,003,455
Other operating expenses	2,893	422,468			425,361
Store pre-opening costs		3,744			3,744
Integration costs		2,305			2,305
Losses from long-lived assets		1,925			1,925

Operating income (loss)	(7,047)	3,692	(65,045)	163,178	94,778
Other income (expense)
Finance charge income, net			163,178	(163,178)
Intercompany exchange fees		(30,286)	30,286
Intercompany servicer fees		34,874	(34,874)
Equity in earnings of subsidiaries	9,504	32,831		(42,335)
Interest expense	(75,611)	(14,613)	(2,795)		(93,019)
Gain on extinguishment of debt	709				709
Other income (expense), net		296			296

Income (loss) before income taxes	(72,445)	26,794	90,750	(42,335)	2,764
Provision (benefit) for income taxes	(28,575)	(2,234)	31,850		1,041

Income (loss) before cumulative effect of accounting change	(43,870)	29,028	58,900	(42,335)	1,723
Cumulative change in accounting principle, net of taxes	(45,593)	(45,593)		45,593	(45,593)

Net income (loss)	($89,463)	($16,565)	$58,900	$3,258	($43,870)

Commission File No. 1-13113

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 2, 2002

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	($89,463)	($16,565)	$58,900	$3,258	($43,870)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(9,504)	(32,831)		42,335
Gain on extinguishment of debt	(709)				(709)
Cumulative change in accounting principle	45,593	45,593		(45,593)	45,593
Depreciation and amortization	800	159,615			160,415
Provision for employee deferred compensation	5,908				5,908
Deferred income taxes	266	1,665	2,381		4,312
Losses from long-lived assets		1,925			1,925
Changes in operating assets and liabilities, net	7,316	(182,312)	(5,455)		(180,451)

Net Cash Provided By (Used In) Operating Activities	(39,793)	(22,910)	55,826		(6,877)
INVESTING ACTIVITIES
Purchases of property and equipment		(124,105)			(124,105)
Proceeds from the sale of assets		923			923

Net Cash Used In Investing Activities		(123,182)			(123,182)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(96,536)	147,019	(50,483)
Payments on long-term debt and capital lease obligations	(24,164)	(4,091)			(28,255)
Borrowings (repayments) under credit facilities	94,000				94,000
Purchases and retirements of common stock	(7,111)				(7,111)
Proceeds from issuance of common stock	6,604				6,604

Net Cash Provided By (Used In) Financing Activities	(27,207)	142,928	(50,483)		65,238
Increase (Decrease) In Cash and Cash Equivalents	(67,000)	(3,164)	5,343		(64,821)
Cash and cash equivalents at beginning of period	67,000	26,631	5,471		99,102

Cash and cash equivalents at end of period	$0	$23,467	$10,814		$34,281

Commission File No. 1-13113

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$180,000	$13,781	$15,787		$209,568
Retained interest in accounts receivable			267,062		267,062
Merchandise inventories	3,317	1,303,350			1,306,667
Intercompany borrowings		4,778	65,137	(69,915)
Other current assets		93,422			93,422
Deferred income taxes, net		58,688	(16,882)		41,806

Total Current Assets	183,317	1,474,019	331,104	(69,915)	1,918,525

Property and Equipment, net	6,793	2,136,312			2,143,105
Goodwill and Intangibles, net		316,430			316,430
Other Assets	14,268	36,074	2,149		52,491
Deferred Income Taxes, net		148,805			148,805
Investment in and Advances to Subsidiaries	3,273,059	177,958		(3,451,017)

Total Assets	$3,477,437	$4,289,598	$333,253	($3,520,932)	$4,579,356

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$829	$273,160			$273,989
Accrued expenses and other current liabilities	22,591	493,331			515,922
Intercompany borrowings		65,137	4,778	($69,915)
Current portion of long-term debt		4,781			4,781

Total Current Liabilities	23,420	836,409	4,778	(69,915)	794,692

Long-Term Debt	1,185,756	141,625			1,327,381
Other Long-Term Liabilities	989	189,022			190,011
Investment by and Advances from Parent		3,122,542	328,475	(3,451,017)
Shareholders' Equity	2,267,272				2,267,272

Total Liabilities and Shareholders' Equity	$3,477,437	$4,289,598	$333,253	($3,520,932)	$4,579,356

Commission File No. 1-13113

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, items from the Company’s Condensed Consolidated Statements of Income expressed as percentages of net sales (numbers may not total due to rounding).

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	61.1	61.9	62.2	62.4
Selling, general & administrative expenses	26.5	24.8	25.7	24.7
Other operating expenses	10.2	10.5	10.4	10.5
Store pre-opening costs	0.2	0.2	0.1	0.1
Integration charges	0.0	0.2	0.0	0.1
Losses from long-lived assets	0.2	0.1	0.0	0.0

Operating income	1.9	2.4	1.5	2.3
Other income (expense):
Interest expense	(1.8)	(2.2)	(2.0)	(2.3)
Gain on extinguishment of debt	—	—	—	0.0
Other income (expense), net	0.0	0.0	0.1	0.0

Income (loss) before income taxes and cumulative effect of a change in accounting principle	0.1	0.2	(0.4)	0.1
Provision (benefit) for income taxes	(0.7)	0.1	(0.4)	0.0

Income (loss) before cumulative effect of a change in accounting principle	0.8	0.1	0.0	0.0
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(1.1)

Net income (loss)	0.8%	0.1%	0.0%	(1.1)%

Commission File No. 1-13113

THREE MONTHS ENDED NOVEMBER 1, 2003 COMPARED TO THREE MONTHS ENDED NOVEMBER 2, 2002

MANAGEMENT’S DISCUSSION OF OPERATIONS

Operating income declined to $27.8 million for the three months ended November 1, 2003 from $34.2 million for the three months ended November 2, 2002. The performance reflected a 3.1% consolidated comparable store sales increase and related gross margin improvement, offset by an increase in SG&A expenses resulting from a reduction in the net private label credit card contribution, charges related to settling lease obligations, and severance.

Although essentially flat to last year, the improvement in operating income at both SDSG and SFAE of $0.3 million and $0.5 million, respectively, was primarily due to an increase in gross margin contribution resulting from increased sales, offset by an increase in operating expenses, a large portion of which relates to an increase in store-related payroll and marketing expenses associated with the sales improvement and a decline in net credit contribution. The increase in corporate expenses and certain other items not allocated to the business segments of $7.2 million was largely due to an increase in costs incurred related to the settlement of lease obligations associated with closed stores, the write-off of software and other losses from long lived-assets, and severance costs.

The Company’s overall comparable store sales increase of 3.1% was comprised of a comparable store sales increase of 1.8% at SDSG and 5.0% at SFAE. Comparable store sales are calculated on a rolling 13-month basis. Thus, to be included in the comparison, a store must be open for 13 months. The additional month is used to smooth out the first month impact of a new store opening. Correspondingly, closed stores are removed from the comparable store sales comparison when they begin liquidating merchandise. Expanded, remodeled, converted and re-branded stores are included in the comparable store sales comparison, except for the periods in which they are closed for remodeling and renovation.

NET SALES

For the three months ended November 1, 2003, total Company sales increased year over year. Total sales for the three-month period increased by $25.0 million at SDSG and increased by $36.0 million at SFAE. The sales increase at SDSG was primarily due to the comparable store sales increase of 1.8% and $14.9 million attributable to new store sales, partially offset by a reduction in sales from closed store sales of $10.1 million. The sales improvement at SFAE was attributable to a comparable stores increase of 5.0% and $10.8 million in new store sales, partially offset by a reduction in sales from closed stores of $2.5 million.

GROSS MARGIN

For the three months ended November 1, 2003, gross margin was $570.6 million, or 38.9% of net sales, compared to $536.0 million, or 38.1% of net sales, for the three months ended November 2, 2002. The improvement in gross margin was principally attributable to increased sales and to

Commission File No. 1-13113

a lesser extent, improved markup, a year-over-year decline in markdowns, and buying cost reductions associated with the Younkers consolidation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the three months ended November 1, 2003, SGA was $388.7 million, or 26.5% of net sales, compared to $348.6 million, or 24.8% of net sales, for the three months ended November 2, 2002. The increase of $40.0 million in expenses was largely due to a $11.5 million reduction in credit contribution primarily resulting from the sale of the Company’s private label credit card portfolio, a $11.3 million increase in store payroll, marketing and other expenses associated with the increase in comparable store sales, $6.3 million of charges associated with lease liability obligations and severance, $5.1 million of incremental expenses associated with new stores, and the balance of the increase primarily associated with increases in insurance and retirement expenses, partially offset by expense savings from store closings.

OTHER OPERATING EXPENSES

For the three months ended November 1, 2003, other operating expenses were $152.5 million, or 10.4% of net sales, compared to $150.0 million, or 10.7% of net sales, for the three months ended November 2, 2002. The increase of $2.5 million was due primarily to an increase in depreciation associated with new stores and the remodel and expansion of existing comparable stores, in addition to increased capital spending on information technology infrastructure.

INTEGRATION CHARGES

For the three months ended November 1, 2003 integration charges resulted in net gains of $0.6 million due to the revision of prior expense estimates associated with the consolidation of the Younkers home office into Carson Pirie Scott. For the three months ended November 2, 2002 charges of $2.3 million primarily related to severance and relocation from the Younkers consolidation.

(GAINS) LOSSES FROM LONG-LIVED ASSETS

For the three months ended November 1, 2003 and November 2, 2002, the Company realized losses from long-lived assets of $2.3 million and $1.0 million, respectively. Current year losses were principally due to the write-off of software and other asset disposals. The prior year losses primarily related to the write-off of assets associated with the Younkers consolidation.

INTEREST EXPENSE

For the three months ended November 1, 2003, interest expense was $26.2 million, or 1.8% of net sales, compared to $30.8 million, or 2.2% of net sales, for the three months ended November 2, 2002. The reduction of $4.7 million was primarily due to lower average borrowings and reduced interest rates resulting from swap agreements, in addition to interest income of $1.5 million associated with the invested proceeds from the sale of the receivables portfolio.

Commission File No. 1-13113

INCOME TAXES

During the three-month period ended November 1, 2003, the Company favorably concluded exams associated with previous federal tax filings and accordingly recognized a net income tax benefit of $11.1 million. Excluding this benefit, the effective tax rates for the three months ended November 1, 2003 and November 2, 2002 were 36.5% and 37.5%, respectively. The year over year decrease in the rate was primarily attributable to a greater portion of taxable income being earned in states with lower effective tax rates.

NET INCOME

Net income of $12.4 million for the three months ended November 1, 2003 improved over last year’s net income of $1.9 million for the three months ended November 2, 2002. The $10.4 million increase was principally due to the tax benefit resulting from the resolution of income tax issues and the decline in interest expense, partially offset by the decline in operating income.

Commission File No. 1-13113

NINE MONTHS ENDED NOVEMBER 1, 2003 COMPARED TO NINE MONTHS ENDED NOVEMBER 2, 2002

MANAGEMENT’S DISCUSSION OF OPERATIONS

Operating income declined to $61.7 million for the nine months ended November 1, 2003 from $94.8 million for the nine months ended November 2, 2002. The decline reflected a reduction in the net private label credit card contribution, partially offset by the sales and related gross margin improvement during the three months ended November 1, 2003.

The decline in operating income of $21.1 million at SDSG was primarily due to the decline in net credit contribution and an increase in store payroll and media expenses, partially offset by increased gross margin contribution. The year-over-year decline in operating income at SFAE of $10.1 million was due primarily to the decline in net credit contribution, while gross margin contribution and expenses were essentially flat. Corporate expenses and certain other items not allocated to the business segments increased $1.9 million largely due to the settlement of lease obligations and severance.

Despite a total sales increase of 0.4%, the Company’s year-to-date comparable sales decline of 0.3% reflected the continued challenging operating environment in the spring, partially offset by improved third quarter sales. This resulted in a year-to-date 0.9% comparable store sales decline at SDSG and a year-to-date 0.5% comparable stores sales increase at SFAE.

NET SALES

For the nine months ended November 1, 2003, total Company sales increased $16.5 million, or 0.4%, versus the prior year period. Total sales for the nine-month period increased by $1.4 million at SDSG and $15.1 million at SFAE. The sales improvement at SDSG was primarily due to new store sales of $39.7 million, partially offset by the comparable store sales decrease of 0.9% and $31.6 million attributable to store closings. The sales improvement at SFAE was attributable to a comparable store sales increase of 0.5% and new store sales of $14.6 million, partially offset by a $7.8 million loss of sales from closed stores.

GROSS MARGIN

For the nine months ended November 1, 2003, gross margin was $1,544.4 million, or 37.8% of net sales, compared to $1,531.6 million, or 37.6% of net sales, for the nine months ended November 2, 2002. The increase of $12.8 million and the improvement in the gross margin rate reflected a decline in markdown activity and expense savings realized from the Younkers consolidation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the nine months ended November 1, 2003, SGA was $1,051.0 million, or 25.7% of net sales, compared to $1,003.5 million, or 24.7% of net sales, for the nine months ended November 2,

Commission File No. 1-13113

2002. The increase of $47.6 million in expenses was largely due to a $31.2 million reduction in private label credit contribution and a $12.3 million increase in store payroll, marketing and various expenses associated with comparable stores.

When compared to 2002, SGA expenses are expected to increase between an estimated $30 million and $50 million on an annualized basis as a result of the sale of the credit card portfolio. The effect on SGA expenses typically is more pronounced in the first half of each year, when finance charge income earned is higher (a function of higher receivables balances) and bad debt expense is lower (which is primarily a function of credit sales). The estimated annual increase is based on a number of factors, the most significant of which are the assumed level of credit card receivables, the average financing rates for the securitized receivables and the level of bad debt expense. During the period covering fiscal 1999 through fiscal 2002, the average credit card receivables balances ranged from $1.1 billion to $1.6 billion, the average financing rate for the securitized receivables ranged from 3% to 7% and the actual bad debt expense ranged from $65 million to $82 million. Responsibility for these expenses has been shifted to Household as part of the alliance.

OTHER OPERATING EXPENSES

For the nine months ended November 1, 2003, other operating expenses were $431.3 million, or 10.6% of net sales, compared to $429.1 million, or 10.5% of net sales, for the nine months ended November 2, 2002. The increase of $2.2 million was due primarily to an increase in depreciation associated with new stores, remodels and expansions in addition to increased store pre-opening costs, partially offset by an increase in property tax refunds.

INTEGRATION CHARGES

Integration charges were negligible for the nine months ended November 1, 2003 and $2.3 million for the nine months ended November 2, 2002. The prior year charges related to the consolidation of the Younkers home office into Carson Pirie Scott.

LOSSES FROM LONG-LIVED ASSETS

For the nine months ended November 1, 2003, the Company incurred losses from long-lived assets of $0.3 million compared to $1.9 million for the nine months ended November 2, 2002. The 2003 charges primarily related to the write-off of software and other asset dispositions, offset by gains from the sale of property associated with closed stores. The 2002 charges were principally due to the write-off of fixed assets related to the consolidation of various operating activities, including the consolidation of the Younkers home office.

INTEREST EXPENSE

For the nine months ended November 1, 2003, interest expense was $82.9 million, or 2.0% of net sales, compared to $93.0 million, or 2.3% of net sales, for the nine months ended November 2, 2002. The improvement of $10.1 million was primarily the result of a reduction in year-over-

Commission File No. 1-13113

year average debt levels, a reduction in interest rates resulting from swap agreements and interest income of $4.0 million associated with the invested proceeds from the sale of the Company’s receivables portfolio. To the extent the Company utilizes proceeds from the sale of the Company’s receivables portfolio to repurchase debt and without regard to changes in interest rates, interest expense could be reduced on a prospective basis.

GAIN ON EXTINGUISHMENT OF DEBT

There were no gains on extinguishments of debt for the nine months ended November 1, 2003. The gain for the nine months ended November 2, 2002 related to the recognition of a gain due to the termination of an interest rate swap agreement associated with the repurchase of senior notes in 2002.

OTHER INCOME (EXPENSE)

For the nine months ended November 1, 2003, other income primarily includes a gain of $5.0 million associated with the sale of the accounts receivable portfolio. This amount represents the pre-tax gain, net of transaction expenses, after allocating the sales price to the sold accounts, the sold interest in the receivables and the ongoing program agreement.

INCOME TAXES

During the nine months ended November 1, 2003, the Company favorably concluded exams associated with previous federal tax filings and accordingly recognized a net income tax benefit of $11.1 million. Excluding this benefit, the effective tax rates for the nine months ended November 1, 2003 and November 2, 2002 were 36.5% and 37.7%, respectively. The year over year decrease in the rate was primarily attributable to a greater portion of taxable income being earned in states with lower effective tax rates.

NET INCOME

Net income of $1.0 million for the nine months ended November 1, 2003 improved over last year’s net loss of $43.9 million for the nine months ended November 2, 2002. The $44.9 million improvement was principally due to the prior year recognition of a cumulative change in accounting for goodwill of $45.6 million, the current year $5.0 million gain on the sale of the Company’s private label credit card receivables portfolio, the current year $11.1 million tax benefit from favorably concluded exams and the $10.1 million reduction in interest expense, partially offset by the reduction in operating income.

LIQUIDITY AND CAPITAL RESOURCES

On April 15, 2003, the Company sold its proprietary credit card business to Household. This had the immediate effect of increasing cash on hand and liquidity and eliminating the need for replacement financing for the asset-backed financing supporting the proprietary credit card business. At November 1, 2003, the Company had not utilized a significant portion of the

Commission File No. 1-13113

proceeds from the Household transaction and maintained cash on hand of approximately $279 million. The Company may utilize the proceeds to repurchase common shares, reduce debt, make strategic investments in other retail companies and companies associated with vertical integration similar to the acquisition of Club Libby Lu and for other general corporate purposes.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at November 1, 2003 increased from November 2, 2002 largely due to a comparable stores inventory increase of approximately 3%, primarily related to the timing of certain merchandise receipts.

Property and equipment balances at November 1, 2003 decreased over November 2, 2002 balances due primarily to depreciation on existing assets during the last twelve months in addition to store closings and impairments, partially offset by capital expenditures related to new store additions, as well as expansions, replacements and the remodeling of existing stores.

Goodwill and intangibles at November 1, 2003 increased from November 2, 2002 due to the acquisition of Club Libby Lu, partially offset by intangibles amortization expense during the last twelve months.

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

Cash provided by (used in) operating activities was $275.8 million for the nine months ended November 1, 2003 and $(6.9) million for the nine months ended November 2, 2002. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. The $282.7 million improvement in 2003 from 2002 was primarily due to approximately $300 million of proceeds from the sale of the Company’s private label credit card portfolio, partially offset by the increase in inventories as a result of the approximate 3% increase in comparable stores inventory.

Cash used in investing activities was $135.8 million for the nine months ended November 1, 2003 and $123.2 million for the nine months ended November 2, 2002. Cash used in investing activities principally consists of construction of new stores, renovation and expansion of existing stores, investments in support areas (e.g., technology, distribution centers, e-commerce

Commission File No. 1-13113

infrastructure) and strategic investments. The increase in 2003 is principally the result of the Company’s acquisition of Club Libby Lu and its investment in FAO Inc.

Cash (used in) provided by financing activities was ($70.3) million for the nine months ended November 1, 2003 and $65.2 million for the nine months ended November 2, 2002. The year over year change was attributable to the funding of seasonal working capital needs without drawing proceeds from the revolving credit facility in addition to the current year repurchases of common stock under the Company’s authorized share repurchase programs.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $700 million revolving credit facility. At November 1, 2003 and November 2, 2002, the Company maintained cash and cash equivalent balances of $279.2 million and $34.3 million, respectively. These amounts consisted principally of invested cash and approximately $30 million of store operating cash. The invested cash consisted of various money market investments of which no more than $125 million was invested at any single obligor. At November 1, 2003 invested cash included the unexpended position of the cash proceeds received from the sale of the Company’s proprietary credit card portfolio. At November 1, 2003, the Company had no borrowings under its $700 million revolving credit facility, and had $149.4 million in unfunded letters of credit representing utilization. Unutilized availability under the facility was $550.6 million. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

On November 26, 2003 the Company replaced its $700 million revolving credit agreement scheduled to mature in November 2006 with an amended $800 million revolving credit facility that will mature in February 2009. Similar to the prior agreement, the amended facility will be secured by the Company’s merchandise inventories and will be used for working capital and general corporate purposes.

CAPITAL STRUCTURE

The Company’s capital and financing structure is comprised of a revolving credit agreement, senior unsecured notes, capital and operating leases and real estate mortgage financing.

At November 1, 2003, total debt was $1,331 million, representing a decrease of $96 million from the prior period balance of $1,427 million. This reduction in debt resulted from the Company’s ability to fund seasonal working capital needs without using proceeds from the revolving credit facility. When coupled with the decline in shareholders’ equity resulting from the repurchase of common stock, the reduction in debt decreases the debt to total capitalization percentage from 39.0% to 37.6%.

Commission File No. 1-13113

At November 1, 2003, the Company had $1,115 million of unsecured senior notes outstanding comprised of six separate series having maturities ranging from 2004 to 2019. The terms of each senior note call for all principal to be repaid at maturity. Senior notes aggregating $142.6 million will mature in 2004. The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay these notes at maturity. The senior notes have substantially identical terms except for the maturity dates and the interest coupons payable to investors. Each senior note indenture contains limitations on the amount of secured indebtedness the Company may incur.

On November 4, 2003, the Company announced an offer to exchange up to $451.5 million outstanding principal amount of its 8.25% senior notes due 2008. The offer provided $333 of cash payment and $797 of new 7.0% notes due 2013 for each $1,000 principal amount of 2008 notes exchanged. Approximately $261.2 million notes were tendered for exchange, for which the Company issued approximately $208.1 million of new 7.0% notes due 2013 (inclusive of a premium of approximately $34.0 million) and paid approximately $87.1 million in cash. This exchange offer will result in a loss on extinguishment of approximately $10.5 million in the fourth quarter, resulting primarily from the premium paid on the 2008 notes.

At November 1, 2003 the Company had $136 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $7 million per year.

The Company is obligated to fund two cash balance pension plans. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects to generate adequate cash flows from operating activities combined with borrowings under its revolving credit facility in order to meet estimated pension funding requirements of $60 to $70 million due in September 2004.

The Company’s other principal commercial commitments are comprised of short-term merchandise purchase commitments, short-term construction commitments, common area maintenance costs and contingent rent payments. Substantially all of the Company’s merchandise purchase commitments are cancelable up to several weeks prior to a date that precedes the vendor’s scheduled shipment date.

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

Commission File No. 1-13113

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

1.

The April 15, 2003 transaction included (1) the sale of proprietary credit card accounts, (2) the sale of the Company’s retained interest in the credit card receivables, (3) the Company entering into an administrative services agreement with Household that governs the providing of credit card administration services by the Company to Household, and (4) the Company entering into a program agreement with Household that governs the providing of credit services by Household to the Company’s customers. At the transaction date the Company obtained compensation from Household in excess of the carrying value

Commission File No. 1-13113

of the Company’s assets associated with proprietary credit cards. Hence management exercised judgment and estimates in allocating the compensation to the aforementioned assets sold (items 1 and 2) and to the contractual agreements entered into (items 3 and 4). Management determined this allocation with the assistance of an independent appraisal. The proceeds received from Household were allocated based upon the fair values of the assets sold and contractual agreements entered into.

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

Commission File No. 1-13113

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This standard became effective during 2003, and it did not have a significant effect on the Company’s financial position or results of operations. Certain provisions of SFAS No. 150 have been either deferred or extended based on the recent issuance of FASB Staff Position No. FAS 150-3. The Company does not believe that these provisions will have a significant effect on its financial position or its results of operations.

During 2002, FASB Interpretation No. 46 (“FIN 46, Consolidation of Variable Interest Entities”) was issued, which provided guidance on the identification of and financial reporting for, entities over which control is achieved through means other than voting rights, also known as variable-interest entities. The Company does not believe that this pronouncement will have a significant effect on its financial position or results of operations.

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

Commission File No. 1-13113

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

At November 1, 2003, the Company had interest rate swap agreements with notional amounts of $150 million and $100 million which swapped coupon rates of 8.25% and 7.50%, respectively. The fair value of these swaps at November 1, 2003 was a liability of $4.6 million. During June 2003 and October 2003, the Company cancelled previously negotiated interest rate swap agreements, which resulted in a gain of $7.8 million and a loss of $1.4 million, respectively. Both the gain and loss on the cancellation of these swap agreements will be amortized as a component of interest expense through 2008.

Commission File No. 1-13113

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

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 1, 2003, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Commission File No. 1-13113

SAKS INCORPORATED

PART II. OTHER INFORMATION

Item 6. Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b)	Form 8-K Reports.

The following 8-K’s were filed during the quarter ended November 1, 2003:

Date Filed	Subject

August 7, 2003	Sales release for the four weeks ended August 2, 2003

August 21, 2003	News release announcing results of operations and financial condition for the second quarter and six-month period ended August 2, 2003

September 4, 2003	Sales release for the four weeks ended August 30, 2003

September 19, 2003	Regulation FD Disclosure additional information

October 9, 2003	Sales release for the five weeks ended October 4, 2003

Commission File No. 1-13113

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

December 12, 2003
Date

/s/ Douglas E. Coltharp

Douglas E. Coltharp Executive Vice President and Chief Financial Officer