Form 10-K
period 2004-01-31
SAKS INC
filed 2004-04-14
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended: January 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 1-13113

SAKS INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-0331040
(State of Incorporation)	(I.R.S. Employer Identification Number)

750 Lakeshore Parkway
Birmingham, Alabama	35211
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (205) 940-4000

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of each class	Name of Each Exchange on which registered
Common Shares, par value $0.10 and	New York Stock Exchange
Preferred Stock Purchase Rights

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 2, 2003 was approximately $1,435,387,724.

As of April 13, 2004, the number of shares of the Registrant’s Common Stock outstanding was 142,604,590.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Saks Incorporated Proxy Statement for the Annual Shareholders’ Meeting to be held on June 8, 2004 are incorporated by reference into Part III.

The Exhibit Index is on page E-1 of this report.

PART I

Item 1. Business.

General

Saks Incorporated and its subsidiaries (together the “Company”) operate two business segments, Saks Department Store Group (“SDSG”) and Saks Fifth Avenue Enterprises (“SFAE”).

SDSG currently operates 241 department stores in 24 states under the following nameplates: Parisian (42 stores), Proffitt’s (26 stores), McRae’s (28 stores), Younkers (50 stores), Herberger’s (40 stores), Carson Pirie Scott (31 stores), Bergner’s (14 stores) and Boston Store (10 stores). SDSG stores are principally anchor stores in leading regional or community malls, and the stores typically offer a broad selection of upper-moderate to better fashion apparel, shoes, accessories, jewelry, cosmetics and decorative home furnishings, as well as furniture in selected locations. SDSG stores are promoted as “the best place to shop in your hometown.” In addition, SDSG operates 22 Club Libby Lu mall-based specialty stores, targeting female customers aged 5-12 years old.

SFAE includes Saks Fifth Avenue (“SFA”) luxury department stores (62 stores in 26 states) and Off 5th Saks Fifth Avenue Outlet (“Off 5th”) (53 stores in 23 states). Saks Fifth Avenue stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. Customers may also purchase SFA products by catalog or online at saks.com. Off 5th is intended to be the premier luxury off-price retailer in the United States. Off 5th stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics and decorative home furnishings, targeting the value-conscious customer.

Merchandising, sales promotion, and store operating support functions are conducted in multiple locations. Back office sales support functions for the Company, such as accounting, credit card administration, store planning and information technology, are largely centralized.

A summary of each business segment’s revenue, profitability and total assets for each of the last three years is shown in Note 14 to the Consolidated Financial Statements contained in this report.

Merchandising

In both the SDSG and SFA stores, the Company believes that its commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes the Company’s stores a preferred distribution channel for premier brand-name merchandise.

SDSG stores attempt to consistently offer a wide selection of unique and limited distribution merchandise as well as competitively priced national brands. Key brands featured in the Company’s SDSG stores include Liz Claiborne, Susan Bristol, Marisa Christina, Sigrid Olsen, Polo/Ralph Lauren, Tommy Hilfiger, Columbia, Hart Schaffner & Marx, Estee Lauder, Clinique, Lancome, Chanel, Nine West, Enzo, Timberland, Clarks, Waterford, and Bali. In addition to the these brands, Parisian stores may carry brands such as Karen Kane, BCBG, Garfield & Marks, Tahari, Oakley, Robert Talbott, Tommy Bahama, Joseph Abboud, Callaway, Trish McEvoy , Stuart Weitzman, Kate Spade, Via Spiga and Brighton, which are typically carried only at specialty stores. SDSG differentiates its offerings from its competitors through exclusive merchandise from its core vendors, assortments from unique and emerging suppliers, and proprietary brands.

SFA stores carry luxury merchandise from both core vendors and new and emerging designers. SFA has key relationships with the leading American and European fashion houses, including Louis Vuitton, Christian Dior, Giorgio Armani, Chanel, Dolce

and Gabbana, Salvatore Ferragamo, Gucci, Donna Karan, Calvin Klein, Ralph Lauren, Judith Leiber, Prada, Escada, Carolina Herrera, Oscar de la Renta, St. John, Yves St. Laurent, TOD’S, Ermenegildo Zegna and Max Mara.

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

Certain departments in the Company’s stores are leased to independent companies in order to provide high quality service and merchandise where specialization, focus, and expertise are critical. The leased departments vary by store to complement the Company’s own merchandising departments. The principal leased department in the SDSG stores is fine jewelry, and the principal leased departments in the SFA stores are furs and certain designer luxury leather goods products. The terms of the lease agreements typically are between one and seven years and require the lessee to pay for fixtures and provide its own employees. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

For the year ended January 31, 2004, the Company’s percentages of owned sales (exclusive of sales generated by leased departments) by major merchandise category were as follows:

	SDSG	SFA
Women’s Apparel	25.7%	38.2%
Cosmetics	13.6%	17.0%
Men’s Apparel	13.8%	13.3%
Accessories	8.1%	17.8%
Shoes	8.4%	8.4%
Home, gifts and furniture	14.7%	1.2%
Children’s Apparel	6.5%	0.7%
Intimate Apparel	3.7%	1.8%
Junior’s Apparel	3.8%	0.0%
Outerwear	1.7%	1.6%

Total	100.0%	100.0%

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

Each of the Company’s distribution facilities is linked electronically to the Company’s merchandising staffs through a computerized purchase order management system that facilitates re-order and replenishment of merchandise. The Company utilizes electronic data interchange (“EDI”) technology with the majority of its vendors, which is designed to move merchandise onto the selling floor more quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. High-speed automated conveyor systems are capable of scanning bar coded labels and diverting incoming cartons of merchandise to the proper processing areas. Many types of merchandise are processed in the receiving area and immediately “cross docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor’s bar code and transmit the necessary information to a computer to record merchandise on hand.

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

Marketing

For the SDSG stores, advertising campaigns include fashion and image advertising, price promotions, and special events. The Company uses a multi-media marketing approach for the SDSG stores, including newspaper, television, radio, and direct mail. To promote its image as the fashion and style leader in its trade areas, the Company also sponsors local fashion shows and in-store special events highlighting the Company’s key brands and offerings.

For the SFA stores, the Company’s marketing principally emphasizes the latest fashion trends in luxury merchandise and primarily utilizes direct mail advertising, supplemented with national magazine and local radio advertising. To promote its image as the primary source of luxury goods in its trade areas, SFA sponsors fashion shows and in-store special events highlighting the designers represented in the SFA stores. SFA also participates in “cause-related” marketing. This includes special in-store events and related national advertising designed to drive store traffic, while raising funds for charitable causes and organizations such as women’s cancer research.

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

Proprietary Credit Cards

Prior to April 15, 2003, National Bank of the Great Lakes (“NBGL”), the Company’s wholly owned credit card bank subsidiary, issued all proprietary credit cards to the Company’s customers and made all credit card loans. On April 15, 2003, Household Bank (SB), N.A. (“Household”), an affiliate of Household International, acquired the Company’s proprietary credit card business, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the Saks Credit Card Master Trust, which previously owned and securitized the accounts receivable generated by the proprietary credit card accounts.

As part of the transaction, for a term of ten years and pursuant to a program agreement, Household will establish and own proprietary credit card accounts for customers of the Company’s operating subsidiaries, retain the benefits and risks associated with the ownership of the accounts, receive the finance charge income and incur the bad debts associated with those accounts. During the ten-year term, pursuant to a servicing agreement, the Company will continue to provide key customer service functions, including new account opening, transaction authorization, billing adjustments and customer inquiries, and will receive compensation from Household for the provision of these services.

Historically, proprietary credit card holders have shopped more frequently with the Company and purchased more merchandise than customers who pay with cash or third-party credit cards. The Company also makes frequent use of the names and addresses of the proprietary credit card holders in its direct marketing efforts.

The Company seeks to expand the number and use of the proprietary credit cards by, among other things, providing incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of the Company’s stores. Customers who open accounts are frequently entitled to discounts on initial and subsequent purchases. Proprietary credit card customers are sometimes offered private shopping nights, direct mail catalogs, special discounts, and advance notice of sale events. The Company has created various loyalty programs that reward customers for frequency and volume of proprietary charge card usage.

There are approximately 5.0 million proprietary credit accounts that have been active within the prior twelve months, and approximately 44% of the Company’s 2003 sales were transacted on the proprietary credit cards.

The Company liquidated NBGL on December 31, 2003. The proprietary credit card programs are subject to government regulations, including consumer protection laws that impose restrictions on the making and collection of consumer loans and on other aspects of credit card operations. There can be no assurance that the existing laws and regulations will not be amended or that new laws or regulations will not be adopted, in a manner that could adversely affect the proprietary credit card program operated by Household for the Company or the Company’s credit card servicing operations.

Trademarks and Service Marks

The Company owns many registered trademarks and service marks, including, but not limited to, “Saks Fifth Avenue,” “SFA,” “S5A,” “The Fifth Avenue Club,” and “Off 5th,” along with its various other store names and its private brands. Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company’s trademarks and service marks are registered in the United States Patent and Trademark Office. The terms of these registrations are generally ten years, and they are renewable for additional ten-year periods indefinitely so long as the marks are in use at the time of renewal. The Company is not aware of any claims of infringement or other challenges to its right to register or use its marks in the United States that would have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

From time to time, the Company also licenses the trademarks of designers and celebrities so as to be able to offer differentiated product in its stores. Examples of such licenses include those for the trademarks Jane Seymour, Laura Ashley and Ruff Hewn, each of which the Company has the exclusive right to use in certain merchandise categories.

Reliance on Fifth Avenue Store

The Company’s Saks Fifth Avenue store located on Fifth Avenue in New York City accounted for approximately 7% of total Company owned sales and approximately 18% of SFAE’s owned sales in 2003 and plays a significant role in creating awareness for the Saks Fifth Avenue brand name.

Customer Service

The Company believes that good customer service contributes to increased store visits and purchases by its customers.

SDSG stores are intended to be customer-friendly and easy to shop. SDSG stores generally offer two types of service. A higher degree of personalized service is typically offered in several areas of the stores including cosmetics, shoes, women’s better sportswear, women’s special size sportswear, men’s tailored clothing, men’s better sportswear, intimate apparel, china, and furniture. These departments frequently offer clienteling programs and dedicated checkout facilities and are staffed by associates with significant product training. Convenience oriented service is generally offered in the remaining areas of the stores. These areas frequently feature centralized customer service centers and are staffed with knowledgeable sales associates intending to deliver efficient transactions.

The Company has implemented service features in certain SDSG stores in order to make them more convenient to shop. Some of these features include:

•	High-visibility directional signing;

•	Shopping carts convertible into strollers;

•	Headsets in the high-traffic shoe departments, allowing sales associates to remain on the selling floor while stock room attendants deliver requested shoes to the floor;

•	“Alert” fitting room technology, which allows customers to contact sales associates while in the fitting room; and

•	“Comfort zones” providing comfortable seating for shoppers.

At Saks Fifth Avenue, the Company’s goal is to deliver an inviting, customer-focused luxury shopping experience. Compensation for sales associates is, in part, based upon customer satisfaction measures and productivity. Sales associates undergo extensive service, selling, and product knowledge training and are encouraged to maintain frequent, personal contact with their customers. Sales associates are instructed to keep detailed customer records, send personalized thank-you notes, and routinely communicate with customers to advise them of new merchandise offerings and special promotions. Stores generally have a “ServiceFirst” desk, which is a centralized point of contact for service offerings including personal shopping, merchandise returns, coat check, alterations, credit services, and electronic gift card purchases. Stores also typically provide comfortable seating areas and refreshments throughout the store.

At both SDSG and SFAE, good customer service is encouraged through the development and monitoring of sales/productivity goals and through specific award and recognition programs. Service levels are monitored, measured, and analyzed through an independent research organization.

Seasonality

The Company’s business, like that of many retailers, is subject to seasonal influences, with a significant portion of its sales and net income realized during the second half of the fiscal year, which includes the holiday selling season. Generally, more than 30% of the Company’s sales and over 75% of its net income are generated during the fourth fiscal quarter.

Competition

The retail business is highly competitive. The Company’s stores compete with several national and regional department stores, specialty apparel stores, designer boutiques, outlet stores, discount stores, general and mass merchandisers, and mail-order and electronic commerce retailers, some of which have greater financial and other resources than those of the Company. Management believes that its knowledge of its trade areas and customer base, combined with providing a high level of customer service and a broad selection of quality fashion merchandise at appropriate prices in good store locations, provides the opportunity for a competitive advantage.

Associates

As of April 1, 2004, the Company employed approximately 52,000 associates, of which approximately 43% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time employees during seasonal peak selling periods. Less than one percent of the Company’s associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

Website Access to Information

The Company provides access free of charge through the Company’s website, www.saksincorporated.com, to the Company’s annual report on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Company’s Board of Directors has adopted Corporate Governance Guidelines, a Code of Business Conduct and Ethics and written charters for its Audit, Human Resources and Corporate Governance Committees, copies of which are available on the Company’s website or in print to any shareholder who requests them.

Item 1A. Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position
R. Brad Martin	52	Chairman of the Board of Directors and Chief Executive Officer

Stephen I. Sadove	52	Vice Chairman and Chief Operating Officer; Director

James A. Coggin	62	President and Chief Administrative Officer; Director

George L. Jones	53	President and Chief Executive Officer of Saks Department Store Group; Director

Douglas E. Coltharp	42	Executive Vice President and Chief Financial Officer

Charles J. Hansen	56	Executive Vice President and General Counsel

Donald E. Wright	46	Executive Vice President of Finance and Chief Accounting Officer

Julia A. Bentley	45	Senior Vice President of Investor Relations and Communications; Corporate Secretary

R. Brad Martin has served as a Director since 1984 and became Chairman of the Board in February 1987 and Chief Executive Officer in July 1989.

Stephen I. Sadove joined the Company in January 2002 as Vice Chairman and assumed the additional responsibility of Chief Operating Officer in March 2004. Mr. Sadove served as Senior Vice President of Bristol-Myers Squibb and President of Bristol-Myers Squibb Worldwide Beauty Care from 1996 until January 2002. From 1991 until 1996, Mr. Sadove held various other executive positions with Bristol-Myers Squibb. From 1975 until 1991, Mr. Sadove held various positions of increasing responsibility with General Foods USA.

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

George L. Jones joined the Company in March 2001 as President and Chief Executive Officer of Saks Department Store Group. Mr. Jones served as President of Worldwide Licensing and Studio Stores for Warner Brothers from 1994 until February 2001. Prior to that, he held various executive positions with Target.

Douglas E. Coltharp joined the Company in November 1996 as Executive Vice President and Chief Financial Officer. From 1987 to November 1996, Mr. Coltharp was employed by Bank of America, where he held a variety of positions including the post of Senior Vice President of Corporate Finance.

Charles J. Hansen was promoted to Executive Vice President and General Counsel of the Company in September 2003. He served as Senior Vice President and Deputy General Counsel for the Company from February 1998 to August 2003, and prior to that he served in various legal capacities with Carson Pirie Scott & Co. and its predecessors, including the post of Vice President, General Counsel, and Secretary. Prior to that, he was an attorney with Baxter International, Inc. and Shearman & Sterling.

Donald E. Wright was promoted to Executive Vice President and Chief Accounting Officer in February 2001. Prior to that, he served as Senior Vice President of Finance and Chief Accounting Officer since joining the Company in April 1997. Prior to joining the Company, Mr. Wright was a Partner with Coopers & Lybrand LLP (the predecessor firm to PricewaterhouseCoopers LLP).

Julia A. Bentley has served as Senior Vice President of Investor Relations and Communications and Secretary of the Company since September 1997. Ms. Bentley joined the Company in 1987 and has held various financial positions, including Chief Financial Officer. Prior to joining the Company, she was an audit manager with an international accounting firm.

Item 2. Properties.

The Company currently operates six principal distribution facilities as follows:

Stores Served	Location of Facility	Square Feet	Owned/Leased
Proffitt’s, McRae’s and Parisian	Steele, Alabama	180,000	Owned
Younkers	Green Bay, Wisconsin	182,000	Owned
Younkers	Ankeny, Iowa	102,000	Leased
Carson Pirie Scott, Bergner’s, Boston Store, and Herberger’s	Rockford, Illinois	585,000	Owned
Saks Fifth Avenue and Off 5th	Aberdeen, Maryland	514,000	Leased
Saks Fifth Avenue and Off 5th	Ontario, California	120,000	Leased

The Company’s principal administrative offices are as follows:

Office	Location of Facility	Square Feet	Owned/Leased
Proffitt’s/McRae’s stores support offices	Alcoa, Tennessee	72,000	Leased
Parisian stores support offices and Corporate administration	Birmingham, Alabama	125,000	Owned
Carson Pirie Scott, Bergner’s, Boston Store, Herberger’s and Younkers stores support offices	Milwaukee, Wisconsin	156,000	Owned
Corporate Operations Center	Jackson, Mississippi	272,000	Owned
Saks Fifth Avenue support offices	New York, New York	298,000	Leased
Saks Fifth Avenue support offices	Aberdeen, Maryland	70,000	Leased

The following table sets forth information about the Company’s stores as of April 1, 2004. The majority of the Company’s stores are leased. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, the Company contributes to common mall maintenance and is responsible for property tax and insurance expenses at its owned locations. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years. Off 5th leases typically have shorter terms.

	Owned Locations		Leased Locations		Total
Store Name	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Primary Locations
Proffitt’s	8	1.0	18	1.5	26	2.5	Southeast
McRae’s	16	2.2	12	1.1	28	3.3	Southeast
Younkers	7	0.9	43	3.9	50	4.8	Midwest
Parisian	13	1.6	29	3.4	42	5.0	Southeast
Herberger’s	5	0.6	35	2.2	40	2.8	Midwest
Carson Pirie Scott	8	1.8	23	2.9	31	4.7	Midwest
Boston Store	6	1.0	4	0.5	10	1.5	Midwest
Bergner’s	5	0.6	9	1.1	14	1.7	Midwest
Saks Fifth Avenue	30	4.0	32	2.5	62	6.5	National
Off 5th	1	0.0	52	1.5	53	1.5	National

Totals	99	13.7	257	20.6	356	34.3

In addition to the stores listed above, SDSG also operates 22 Club Libby Lu specialty stores as of April 1, 2004. These stores are leased and are typically one to two thousand square feet of space in regional malls.

Item 3. Legal Proceedings.

The Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have an ongoing material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. Also, the Company has voluntarily entered into a consent order with the U.S. Office of the Comptroller of the Currency (the “OCC”). The consent order requires, among other things, that the Company implement and monitor policies and procedures to ensure compliance with the provisions of the Bank Secrecy Act and the related regulations of the OCC, including without limitation the requirements to maintain policies and procedures designed to comply with the recordkeeping and reporting requirements of the Bank Secrecy Act and to timely file Currency

Transaction Reports and Suspicious Activity Reports with respect to certain currency payments taken on NBGL’s credit card accounts and on credit card accounts for which the Company or its subsidiaries act as servicer.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol SKS. As of April 1, 2004, there were approximately 2,400 shareholders of record. The prices in the table below represent the high and low sales prices for the stock as reported by the NYSE.

The Company did not declare any dividends to common shareholders for the fiscal years ended January 31, 2004 or February 1, 2003. On March 15, 2004, the Company declared a special one-time cash dividend of $2.00 per share of our common stock payable on May 17, 2004 to holders of record on April 30, 2004. The dividend payout is expected to total approximately $284 million. Future dividends, if any, will be determined by the Company’s board of directors in light of circumstances then existing, including the Company’s earnings, its financial requirements, and general business conditions.

	Fiscal Year Ended 1/31/04		Fiscal Year Ended 2/1/03
	High	Low	High	Low
First Quarter	$9.19	$6.66	$15.75	$8.95
Second Quarter	$11.75	$8.50	$15.64	$9.52
Third Quarter	$14.15	$10.65	$12.30	$8.55
Fourth Quarter	$17.30	$13.56	$14.17	$8.11

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this report.

	Year Ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001	January 29, 2000
CONSOLIDATED INCOME STATEMENT DATA:

Net sales	$6,055,055	$5,911,122	$6,070,568	$6,581,236	$6,434,167
Cost of sales (excluding depreciation and amortization)	3,762,722	3,715,502	3,938,150	4,188,816	4,013,841

Gross margin	2,292,333	2,195,620	2,132,418	2,392,420	2,420,326
Selling, general and administrative expenses	1,477,329	1,354,882	1,411,266	1,456,248	1,374,324
Other operating expenses	576,927	578,111	582,623	580,853	535,670
Losses from long-lived assets	8,150	19,547	32,621	73,572	12,547
Integration charges	(62)	9,981	1,539	19,886	41,577

Operating income	229,989	233,099	104,369	261,861	456,208

Interest expense	(109,713)	(124,052)	(131,039)	(149,995)	(138,968)
Gain (loss) on extinguishment of debt	(10,506)	709	26,110	—	(15,182)
Other income (expense), net	109	229	1,083	3,733	140

Income before income taxes and cumulative effect of accounting change	109,879	109,985	523	115,599	302,198
Provision for income taxes	27,052	40,148	201	40,383	112,555

Income before cumulative effect of accounting change	82,827	69,837	322	75,216	189,643
Cumulative effect of a change in accounting principle, net of taxes	—	(45,593)	—	—	—

Net income	$82,827	$24,244	$322	$75,216	$189,643

Basic earnings per common share:
Before cumulative effect of accounting change	$0.59	$0.49	$0.00	$0.53	$1.32
After cumulative effect of accounting change	$0.59	$0.17	$0.00	$0.53	$1.32

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.58	$0.48	$0.00	$0.53	$1.30
After cumulative effect of accounting change	$0.58	$0.17	$0.00	$0.53	$1.30

Weighted average common shares:
Basic	139,824	142,750	141,988	141,656	144,174
Diluted	142,921	146,707	144,498	142,718	146,056

CONSOLIDATED BALANCE SHEET DATA:

Working capital	$1,076,753	$1,123,833	$983,151	$1,085,956	$1,110,976
Total assets	$4,654,869	$4,579,356	$4,595,521	$5,050,611	$5,098,952
Long-term debt, less current portion	$1,125,637	$1,327,381	$1,356,580	$1,801,657	$1,966,802
Shareholders’ equity	$2,322,168	$2,267,272	$2,271,437	$2,293,829	$2,208,343

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis (“MD&A”) is intended to provide an analytical view of the business from management’s perspective of operating the business and is considered to have four major components:

•	Management’s Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

MD&A should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report.

MANAGEMENT’S OVERVIEW

Saks Incorporated (together with its subsidiaries, the “Company”) is a U.S. retailer operating traditional and luxury department stores in 39 states. The Company operates its business through two principal business segments: the Saks Department Store Group (“SDSG”) and Saks Fifth Avenue Enterprises (“SFAE”). The Company’s merchandise offerings primarily consist of apparel, shoes, cosmetics and accessories, and to a lesser extent, gifts and home items. The Company offers national branded merchandise complemented by differentiated product through exclusive merchandise from core vendors, assortments from unique and emerging suppliers, and proprietary brands. When aided by enhanced merchandise presentation and a high level of customer service, the Company considers its merchandising strategies to provide the customer a preferred distribution channel for its merchandise.

The Company seeks to create value to its shareholders through improving returns on its invested capital. The Company attempts to generate top-line growth while improving merchandising margins and developing a cost-effective operations structure to increase returns. Integral to this objective are enhancing vendor relations, purchasing efficiencies, and differentiated product to maximize merchandise margins; using operating cash flows to repurchase debt and equity or to reinvest in capital projects or other areas of the business; continuously seeking opportunities to rationalize the Company’s cost structure; and actively managing the real estate portfolio by routinely evaluating underproductive stores and potential growth opportunities.

The retail industry is subject to domestic and international economic trends. Changes in consumer confidence and fluctuations in financial markets can influence cyclical trends, particularly in the luxury sector, and can also cause secular trends in certain traditional department store trade areas. Additionally, a number of the Company’s stores are in tourist markets, including the flagship Saks Fifth Avenue New York store.

The retail environment remains challenging, although the Company enjoyed an improving economy in the latter half of 2003. The uncertainty of economic conditions continues to make the forecasting of near-term results difficult, but the Company believes that prevailing trends and conditions indicate that the Company will achieve earnings growth in 2004 over 2003 levels. This improvement is expected to include moderate consolidated comparable store sales growth and continued improvement in the gross margin rate, while further reducing interest expense. These objectives will have to be accomplished in the face of increased depreciation from recent capital investments and selling, general and administrative expenses that are expected to rise at approximately the same level as sales, partially attributed to a first quarter decline in the proprietary credit card contribution as the Company reaches the first anniversary of the April 15, 2003 sale of its proprietary credit card accounts receivable.

Diluted earnings increased to $0.58 per share in 2003 from $0.48 per share in 2002. This was largely driven by a 1.6% comparable store sales increase and improved merchandise margins. Much of this improvement occurred during the fourth fiscal quarter.

While earnings per share increased in 2003, the Company had a decline in operating income from 2002 levels. This decline was largely driven by an increase in selling, general and administrative expenses largely resulting from reduced proprietary credit card contribution, which offset the improved sales and related margin. The Company was able to reduce its interest expense by nearly $15 million primarily from lower average debt balances, and recognized an $11 million tax benefit following the resolution of federal tax examinations. These items offset the decline in operating income allowing for the improvement in earnings per share.

The Company took several actions during 2003 intended to further improve its financial position and strengthen its balance sheet. Specifically, the Company:

•	consummated the sale of its proprietary credit card portfolio, eliminating in excess of $1 billion of securitization liabilities;

•	increased the availability on its revolving credit facility to $800 million from $700 million while extending the maturity to 2009;

•	completed an exchange offer on a portion of its 2008 senior notes, lowering coupon rates, extending maturities and reducing long-term debt in excess of $50 million; and

•	made a $70 million voluntary cash contribution to its pension plan, substantially reducing the under-funded position.

The Company ended 2003 with $366 million of cash. On March 15, 2004, the Company announced a special one-time cash dividend of $2.00 per share to its holders of common stock. The dividend is expected to total approximately $284 million and will be payable on May 17, 2004 to holders of record as of April 30, 2004.

The Company also made key investments in strategic systems improvements during 2003. It completed the conversion of each of its operating divisions to a common technology platform in 2003 with advanced inventory management tools, designed to provide more sophisticated inventory planning and by-store inventory allocation. The Company also began the company-wide installation of enhanced point-of-sale systems, intended for advanced clienteling and customer relationship management capabilities.

The Company created a new corporate Chief Operating Officer position, announced certain leadership changes at SFAE, and reorganized leadership at its Parisian operating division. The Company also completed the consolidation of its Younkers home office into those of Carson Pirie Scott at the beginning of 2003.

The Company believes that an understanding of its reported financial condition and results of operations is not complete without considering the effect of all other components of MD&A included herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of income, expressed as percentages of net sales (numbers may not total due to rounding):

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	62.1	62.9	64.9

Gross margin	37.9	37.1	35.1
Selling, general and administrative expenses	24.4	22.9	23.2
Other operating expenses	9.5	9.8	9.6
Losses from long-lived assets	0.1	0.3	0.5
Integration charges	0.0	0.2	0.0

Operating income	3.8	3.9	1.7
Interest expense	(1.8)	(2.1)	(2.2)
Gain (loss) on extinguishment of debt	(0.2)	0.0	0.4
Other income (expense), net	0.0	0.0	0.0

Income before income taxes and cumulative effect of accounting change	1.8	1.9	0.0
Provision for income taxes	0.4	0.7	0.0

Income before cumulative effect of accounting change	1.4	1.2	0.0
Cumulative effect of a change in accounting principle, net of taxes	0.0	(0.8)	0.0

Net income	1.4%	0.4%	0.0%

FISCAL YEAR ENDED JANUARY 31, 2004 (“2003”) COMPARED TO FISCAL YEAR ENDED FEBRUARY 1, 2003 (“2002”)

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from 2002 to 2003:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
FY 2002 Operating Income	$197.2	$101.5	$(65.6)	$233.1

Store sales and margin	44.9	51.8	—	96.7
Operating expenses	(25.6)	(27.4)	(9.9)	(62.9)
Net credit contribution	(33.3)	(17.4)	—	(50.7)
Integration, reorganization and other charges	—	—	2.4	2.4
Losses from long-lived assets	—	—	11.4	11.4

Increase (Decrease)	(14.0)	7.0	3.9	(3.1)

FY 2003 Operating Income	$183.2	$108.5	$(61.7)	$230.0

The two most significant factors affecting operating income in 2003 were a comparable store sales increase and the April 15, 2003 sale of the Company’s proprietary credit card accounts receivable portfolio.

A comparable store sales increase of 0.4% at SDSG contributed to a $44.9 million improvement in sales and margin. An increase of $25.6 million in operating expenses at SDSG reflected the increase in selling payroll and advertising expenses to support this sales increase. The net effect of new and closed stores contributed $4.9 million of operating income at SDSG.

A comparable store sales increase of 3.4% at SFAE contributed to a $51.8 million improvement in sales and margin. An increase of $27.4 million in operating expenses at SFAE reflected the increase in selling payroll and advertising expenses to support this sales increase. The net effect of new and closed stores contributed $5.9 million of operating income at SFAE.

While the sale of the credit card portfolio eliminated securitization liabilities and generated substantial cash proceeds, it also resulted in a significant decline in the net credit contribution of $33.3 million and $17.4 million at SDSG and SFAE, respectively.

Expenses and charges not allocated to the segments decreased by $3.9 million due largely to a decline in losses from long-lived assets of $11.4 million and a decline in integration and reorganization charges of $2.4 million. These improvements were offset by a $9.9 million increase in corporate operating expenses, primarily due to increases in professional fees, the expensing of stock options and increases in general management expenses.

NET SALES

The following table shows relevant sales information by segment for 2003 compared to 2002:

	Net Sales		Total Increase	Total % Increase	Comp % Increase
(In Millions)	2003	2002
SDSG	$3,619.7	$3,574.1	$45.6	1.3%	0.4%
SFAE	2,435.3	2,337.0	98.3	4.2%	3.4%

Consolidated	$6,055.0	$5,911.1	$143.9	2.4%	1.6%

The majority of the sales increase was due to a consolidated comparable store sales increase of 1.6%. The increase in comparable store sales was primarily attributable to an overall improvement in the economy, primarily during the second half of the year, and principally in the luxury sector. In addition to the comparable store sales increase, sales generated from new stores added $98.8 million and were offset by a decline in sales of $53.2 million from the sale or closure of underproductive stores.

Comparable store sales are calculated on a rolling 13-month basis. Thus, to be included in the comparison, a store must be open for 13 months. The additional month is used to transition the first month impact of a new store opening. Correspondingly, closed stores are removed from the comparable store sales comparison when they begin liquidating merchandise. Expanded, remodeled, converted and re-branded stores are included in the comparable store sales comparison, except for the periods in which they are closed for remodeling and renovation.

GROSS MARGIN

Gross margin increased $96.7 million, or 0.8% of sales, in 2003 from 2002. Approximately $76.8 million of the improvement was the effect of the comparable store sales increase and a reduction in markdown activity. An additional $39.4 million of gross margin contribution related to new stores, partially offset by the loss of approximately $19.5 million in gross margin from the sale or closure of stores.

Gross margin as a percentage of net sales was 37.9% in 2003 compared to 37.1% in 2002. The increase in gross margin rate in 2003 was primarily attributable to the decline in year-over-year markdowns. Amounts received from vendors as partial reimbursement for markdowns in 2003 were proportionate to the amounts realized in 2002 and did not materially alter the year-over-year improvement in gross margin as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) increased $122.4 million, or 9.0%, in 2003 over 2002, due largely to the $50.7 million reduction in net credit contribution and an increase in operating expenses of $52.8 million related to higher selling and store payroll, media and other expenses needed to support the increase in sales. The net effect of new and closed stores added $6.3 million of additional expenses to SG&A, along with a $5.0 million increase in insurance and retirement expenses and $7.6 million of incremental reorganization charges associated with management changes at SFAE.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense, in dollars or as a percentage of net sales.

SG&A as a percentage of net sales increased to 24.4% in 2003 from 22.9% in 2002. The rate increase reflected the decline in net credit contribution on the increase in net sales and the incremental investment in selling and store payroll and media expenses in an effort to stimulate sales.

OTHER OPERATING EXPENSES

Other operating expenses in 2003 decreased by $1.2 million from 2002 as increased property tax refunds and reduced rents were partially offset by increased depreciation associated with recent capital investments. Other operating expenses as a percentage of net sales were 9.5% in 2003 compared to 9.8% in 2002, reflecting the ability to leverage increased occupancy costs with an increase in comparable store sales.

INTEGRATION CHARGES

The Company incurred certain costs to integrate and combine its operations to further enhance the efficiency of back office functions and processes. These charges are primarily comprised of severance benefits, relocation and systems conversion costs. The 2002 charges of $10.0 million related to the consolidation of the Younkers home office operations into those of Carson Pirie Scott (“Carson’s”). The 2003 activity reflects the net effect of minor revisions to estimates associated with the 2002 charges.

LOSSES FROM LONG-LIVED ASSETS

Losses from long-lived assets in 2003 of $8.2 million consisted of the impairment or closure of underproductive stores, the write-off of software and other asset dispositions. Losses from long-lived assets in 2002 of $19.5 million were comprised of the impairment or closure of underproductive stores totaling $15.6 million and $3.9 million of property write-downs associated with the Younkers consolidation.

INTEREST EXPENSE

Interest expense declined to $109.7 million in 2003 from $124.1 million in 2002 and, as a percentage of net sales, decreased to 1.8% in 2003 from 2.1% in 2002. The improvement was primarily the result of a reduction in year-over-year average debt levels, a reduction in interest rates resulting from swap agreements and incremental interest income of approximately $3 million associated with invested proceeds from the sale of the Company’s receivables portfolio. To the extent the Company utilizes operating cash flows or proceeds from the sale of the Company’s receivables portfolio to repurchase debt and without regard to changes in interest rates, interest expense could be reduced on a prospective basis.

GAIN (LOSS) ON EXTINGUISHMENT OF DEBT

The loss on extinguishment of debt in 2003 of $10.5 million resulted largely from a premium paid on the current year exchange offer of 2008 senior notes. The gain on extinguishment of debt in 2002 related primarily to the recognition of gains related to the prior termination of a related interest rate swap agreement that resulted from the repurchase of senior notes.

OTHER INCOME (EXPENSE), NET

In 2003, the Company realized a gain from the sale of its proprietary credit card portfolio of approximately $5 million and realized a loss from an equity investment in FAO, Inc. of approximately $5 million.

INCOME TAXES

For 2003 and 2002, the effective income tax rate differs from the federal statutory tax rate due to state income taxes, the effect of concluding tax examinations and non-deductible goodwill amortization. The decline in the effective income tax rate in 2003 was attributable to the 2003 recognition of an $11.1 million tax benefit resulting from the conclusion of federal tax examinations, partially offset by additional reserves needed for state-related tax filing positions. Management anticipates that income tax rates in future years will approximate the 2003 rate of 36.5%.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

The 2002 cumulative effect of a change in accounting principle was the result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in which the Company recorded a non-cash charge of $45.6 million for the write-off of non-deductible SFAE goodwill.

FISCAL YEAR ENDED FEBRUARY 1, 2003 (“2002”) COMPARED TO FISCAL YEAR ENDED FEBRUARY 2, 2002 (“2001”)

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from 2001 to 2002:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
FY 2001 Operating Income	$222.9	$(22.7)	$(95.8)	$104.4

Store sales and margin	(10.7)	60.3	13.6	63.2
Operating expenses	(15.0)	63.9	(0.8)	48.1
Integration, reorganization and other charges	—	—	4.3	4.3
Losses from long-lived assets		—	13.1	13.1

Increase (Decrease)	(25.7)	124.2	30.2	128.7

FY 2002 Operating Income	$197.2	$101.5	$(65.6)	$233.1

The improvement in operating income in 2002 resulted primarily from an increase in operating contribution at SFAE, in addition to fewer reorganization charges, store closings and other expense reduction initiatives. This improvement occurred in spite of a comparable store sales decline at both segments, which led to a decline in operating income at SDSG, and an increase in integration charges resulting from the Younkers consolidation.

Although comparable store sales at SFAE declined 1.1%, significantly lower levels of merchandise allowed for a significant reduction in markdowns and contributed to a $60.3 million improvement in gross margin. SFAE also reduced operating expenses by $63.9 million, a large portion of which reflected the year-over-year expense reductions from the reorganization of Saks Direct (SFAE’s catalog and e-commerce operations).

The decrease in operating income at SDSG was primarily due to a 1.6% decrease in comparable store sales, which contributed to a $12.5 million reduction in gross margin. Increased operating expenses of $23.4 million (including increased insurance and retirement expenses of $10.6 million and increased store selling payroll of $9.3 million) were partially offset by decreased amortization expense of $10.2 million.

Expenses and charges not allocated to the segments decreased principally due to the absence of 2001 charges of $35 million associated with the reorganization of Saks Direct. An additional $9 million reduction in other items not allocated were primarily the result of fewer store closings and other expense reduction efforts. These expense reductions were offset by $14 million of integration charges in 2002 resulting from the Younkers consolidation, which consisted primarily of property write-downs and employee severance costs.

NET SALES

The following table shows relevant sales information by segment for 2002 compared to 2001:

	Net Sales		Total Decrease	Total % Decrease	Comp % Decrease
(In Millions)	2002	2001
SDSG	$3,574.1	$3,621.8	$(47.7)	(1.3)%	(1.6)%
SFAE	2,337.0	2,448.8	(111.8)	(4.6)%	(1.1)%

Consolidated	$5,911.1	$6,070.6	$(159.5)	(2.6)%	(1.4)%

The decline in comparable store sales at both segments was primarily attributable to a poor fourth quarter 2002 Christmas selling season as a result of the then continued geopolitical and economic uncertainty. In addition to the comparable store sales decrease, year-over-year sales were approximately $58 million less due to the sale or closure of underproductive stores and approximately $80 million less due to the cessation of SFAE’s catalog operations. These decreases were partially offset by sales generated from new store additions of $62.5 million.

GROSS MARGIN

Gross margin increased $63.2 million, or 2.0% of sales, in 2002 over 2001. Approximately $67 million of the improvement was in comparable stores and was the result of fewer year-over-year markdowns, particularly at SFAE. Approximately $23 million of margin contribution related to new stores. These increases were partially offset by the loss of approximately $10 million in margin from the reorganization of the Saks Direct operations and the loss of $16.5 million in margin from the sale or closure of stores.

Gross margin as a percentage of net sales was 37.1% in 2002 compared to 35.1% in 2001. The increase in gross margin rate in 2002 was attributable to the decline in year-over-year markdowns taken to clear inventory, principally at SFAE. The 2001 markdowns were due to the weakness in the luxury sector, particularly following September 11th, in addition to markdowns associated with the reorganization of Saks Direct and store closings. Amounts received from vendors as partial reimbursement for excessive markdowns in 2002 were proportionate to the amounts realized in 2001 and did not materially alter the year-over-year improvement in gross margin as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A decreased $56.4 million, or 4.0%, in 2002 over 2001, due primarily to a reduction of approximately $40 million in operating expenses related to the reorganization of the Saks Direct business. Additionally, comparable store expense reductions of approximately $2 million were achieved in spite of an $11.9 million increase in insurance and retirement expenses. There was also a year-over-year decline of $12.7 million in severance costs and other items, principally related to fewer reorganization and other expense reduction initiatives.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had essentially no impact on SG&A expense, in dollars or as a percentage of net sales.

SG&A as a percentage of net sales decreased to 22.9% in 2002 from 23.2% in 2001. The rate decrease reflected the effect of targeted expense reduction initiatives in excess of the decline in sales.

OTHER OPERATING EXPENSES

Other operating expenses in 2002 decreased slightly from 2001 as the discontinuation of $12.7 million of goodwill amortization was partially offset by $8.2 million of expense increases, principally related to increased depreciation and rental expenses associated with the remodel and expansion of comparable stores and infrastructure capital spending.

Other operating expenses as a percentage of net sales were 9.8% in 2002 compared to 9.6% in 2001. The increase was primarily due to the inability to (1) leverage increased depreciation and rental expenses during a period of comparable store sales decline and (2) reduce non-store rent and depreciation commensurate with the loss of sales associated with disposed stores and the discontinued catalog operations.

INTEGRATION CHARGES

The Company incurred certain costs to integrate and combine its operations to further enhance the efficiency of back office functions and processes. These charges are primarily comprised of severance benefits, relocation and systems conversion costs. The 2002 charges of $10.0 million related to the consolidation of Younkers into Carson’s. The 2001 charges of $1.5 million related to costs incurred to complete the consolidation of three SDSG southern distribution centers.

LOSSES FROM LONG-LIVED ASSETS

Losses from long-lived assets in 2002 of $19.5 million were comprised of the impairment or closure of underproductive stores totaling $15.6 million and $3.9 million of property write-downs associated with the Younkers consolidation. Losses from long-lived assets of $32.6 million in 2001 consisted of the write-off of goodwill and property and equipment related to Saks Direct of $22.6 million and the impairment or closure of underproductive stores of $10.0 million.

INTEREST EXPENSE

Interest expense declined to $124.1 million in 2002 from $131.0 million in 2001 and, as a percentage of net sales, decreased to 2.1% in 2002 from 2.2% in 2001. The decrease was due principally to lower average borrowing rates on floating rate debt and lower average debt levels.

GAIN ON EXTINGUISHMENT OF DEBT

The gain on extinguishment of debt in 2002 related primarily to the recognition of gains related to the prior termination of a related interest rate swap agreement that resulted from the repurchase of senior notes. The 2001 gain was primarily the result of the repurchase of senior notes at a discount to the carrying value.

INCOME TAXES

For 2002 and 2001, the effective income tax rate differs from the federal statutory tax rate due to state income taxes and non-deductible goodwill amortization. The decline in the effective income tax rate was attributable to the discontinuation of non-deductible goodwill amortization and the favorable conclusion to a number of state tax examinations, partially offset by increasing the valuation allowance against deferred income tax assets.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

The cumulative effect of a change in accounting principle is the result of the 2002 adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in which the Company recorded a non-cash charge of $45.6 million for the write-off of non-deductible SFAE goodwill.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The primary needs for cash are to acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores and service debt. The Company anticipates that cash generated from operating activities and borrowings under its revolving credit agreement will be sufficient to meet its financial commitments and provide opportunities for future growth.

Cash provided by operating activities was $465.6 million in 2003, $276.3 million in 2002 and $374.0 million in 2001. Cash provided by operating activities principally represents income before depreciation and amortization charges and losses from long-lived assets and also includes changes in working capital. The increase in 2003 from 2002 was primarily due to increased net income and proceeds from the sale of the Company’s credit card accounts, reduced by an increase in invested working capital. The decrease in 2002 from 2001 was primarily due to an increase in invested working capital, resulting from depressed 2001 inventory levels and the use of operating cash to fund pensions.

Cash provided by (used in) investing activities was $(179.1) million in 2003, $(139.9) million in 2002 and $85.6 million in 2001. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-business infrastructure). The increase in “net cash used” in 2003 was largely attributable to an increase in capital spending related to new stores and various merchandising improvements in existing stores. The “net cash provided” in 2001 was largely attributable to $308.0 million of proceeds ($275.5 million after the repurchase of sold receivables) from the sale of nine SDSG stores in early 2001. Additionally, there was a $77.5 million decrease in capital spending from 2001 to 2002 related to fewer new stores, remodels and expansions.

Cash used in financing activities was $(130.2) million in 2003, $(25.9) million in 2002 and $(425.1) million in 2001. The increase in 2003 from 2002 was primarily attributable to the use of operating cash flows and cash received from the sale of the proprietary credit card portfolio to pay down debt and repurchase common stock. The decrease in 2002 from 2001 was primarily attributable to the use of operating cash flows and cash received from the sale of the nine SDSG stores to pay down debt in 2001.

CASH BALANCES AND LIQUIDITY

On November 26, 2003, the Company amended its revolving credit agreement scheduled to mature in November 2006 by increasing the committed amount from $700 million to $800 million and extending the maturity date to February 2009. The amended facility continues to be secured by the Company’s merchandise inventories and will be used for working capital and general corporate purposes.

The Company’s primary sources of short-term liquidity are comprised of cash on hand and availability under its $800 million revolving credit facility. At January 31, 2004 and February 1, 2003, the Company maintained cash and cash equivalent balances of $365.8 million and $209.6 million, respectively. Exclusive of approximately $30 million of store operating cash, cash was invested in various money market and short-term bond funds. At January 31, 2004, the Company had $250 million invested in a single short-term bond fund. At January 31, 2004, invested cash included proceeds from operating cash flows and the unexpended portion of the cash proceeds received from the sale of the Company’s proprietary credit card portfolio.

At January 31, 2004, the Company’s utilization of its capacity under its $800 million revolving credit facility consisted of $120.1 million in unfunded letters of credit, leaving unutilized availability under the facility of $679.9 million. The Company had no advances on its revolving credit facility during 2003 other than the utilization for unfunded letters of credit. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others. Prior to April 2003, the amount of cash on hand and borrowings under the revolving credit facility was also influenced by the amount of retained accounts receivable and availability under the proprietary credit card receivable securitization program.

Subsequent to year-end, on March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend to shareholders of $2.00 per common share. The dividend is payable on May 17, 2004 to shareholders of record as of April 30, 2004. The dividend payout is expected to total approximately $284 million based on the approximately 142 million shares currently outstanding. Management anticipates using cash on hand to fund the dividend payment.

CAPITAL STRUCTURE

At January 31, 2004, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, capital and operating leases and real estate mortgage financing. At January 31, 2004, the Company’s long-term debt totaled $1,125.6 million which, when combined with $151.9 million of current maturities, represented 35.5% of its capitalization, down from 37.0% at February 1, 2003. The Company continuously evaluates its debt-to-capitalization in light of economic trends; business trends; levels of interest rates; and terms, conditions and availability of capital in the capital markets.

At January 31, 2004, the Company maintained an $800 million senior revolving credit facility maturing in 2009, which is secured by eligible inventory. Borrowings are limited to a prescribed percentage of eligible inventories. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $100 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument.

The Company had $1,132.6 million of unsecured notes outstanding as of January 31, 2004, comprised of seven separate series having maturities ranging from 2004 to 2019. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and the interest coupons payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. Senior notes aggregating $72.3 million and $70.4 million will mature in July and December 2004, respectively. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

During 2003, the Company exchanged $208.1 million in new notes and approximately $88.5 million in cash for $261.2 million of its 8.25% notes due in 2008. This exchange offer resulted in a $53.1 million reduction in senior notes and a loss on debt extinguishment of $10.5 million in the fourth quarter, primarily related to the premium paid on the 2008 notes. During 2002, the Company used cash from operations to repurchase $24.3 million in senior notes.

On March 23, 2004, the Company issued $230 million of convertible senior notes that will bear interest of 2.0% and will mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 47.221 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions include: the Company can settle a conversion with shares and cash (limited to the principal); the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt after year seven; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to limit the exposure to dilution from the conversion of the notes by increasing the effective conversion premium. The Company plans to use the remaining proceeds from the offering to repurchase a portion of its higher interest rate debt and for general corporate purposes.

At January 31, 2004 the Company had $136 million in capitalized leases covering various properties and pieces of equipment. The terms of the capitalized leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $5 million and $7 million per year.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The contractual cash obligations at January 31, 2004 associated with the Company’s capital and financing structure, as well as other contractual obligations, are illustrated in the following table:

	Payments Due by Period
(Dollars in Millions)	Within 1 year	Years 2-3	Years 4-5	After Year 5	Total
Long-Term Debt	$142	$—	$190	$800	$1,132
Capital Lease Obligations, Real Estate and Mortgage Notes	9	14	15	105	143
Operating Leases	137	252	216	608	1,213
Purchase Obligations	800	50	10	—	860

Total Contractual Cash Obligations	$1,088	$316	$431	$1,513	$3,348

The Company’s purchase obligations principally consist of purchase orders for merchandise, store construction contract commitments, maintenance contracts and services agreements and amounts due under employment agreements. Amounts committed under open purchase orders for merchandise inventory represent approximately $700 million of the purchase obligations within one year, a substantial portion of which are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

Other cash obligations that have been excluded from the contractual obligations table include contingent rent payments, amounts that might become payable under change-in-control provisions of employment agreements, common area maintenance costs, interest costs associated with debt obligations, non-pension retirement obligations (less than $50 million, due principally after five years) and pension funding obligations. The Company voluntarily contributed $70 million to its pension plans in January 2004 to reduce the underfunding and expects no further contributions in 2004 and minimal funding requirements in 2005 and 2006. Benefit payments to plan participants from the Company’s pension plan trusts are estimated to approximate $32 million annually.

The Company has not entered into any off-balance sheet arrangements which would be reasonably likely to have a current or future material effect, such as obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.

CREDIT CARDS

Prior to April 2003, the Company’s proprietary credit cards were issued by National Bank of the Great Lakes (“NBGL”), a wholly owned subsidiary of the Company. Receivables generated from the sale of merchandise on these credit cards were sold by NBGL to another wholly owned subsidiary which, in turn, transferred, conveyed and assigned all its rights and interests in the receivables to a trust. The Company was responsible for administering the credit card program, including the collection and application of funds. Certificates representing undivided beneficial interests in the pool of receivables held in the trust were issued to third-party investors. Proceeds were remitted by the trust to the Company as consideration for its conveyance of receivables to the trust. The Company retained an interest in the trust that was subordinate to the rights of third-party investors to cash flows from receivables and repayment. The amount of receivables representing certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest in the trust was recorded as an asset under Retained Interest in Accounts Receivable on the Company’s consolidated balance sheet.

On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the trust, to Household Bank (SB), N.A. (“Household”), a third-party financial institution.

In connection with the sale, the Company received an amount in cash equal to (1) the sum of 100% of the outstanding accounts receivable balances, a premium and the value of investments held in securitization accounts, minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates held by public investors, which certificates were assumed by Household at the closing. The Company used a portion of the cash received at closing to repay amounts due under the trust certificates and related obligations held at the time of the closing by bank-sponsored commercial paper conduit investors, which certificates and obligations were not assumed by the financial institution. After deducting these repayment amounts and transaction expenses and after satisfying related payables, the Company’s net cash proceeds from the transaction were approximately $300 million. After allocating the cash proceeds to the sold accounts, the retained interest in the securitized receivables, and an ongoing program agreement, the Company realized a gain of approximately $5 million. The cash proceeds allocated to the ongoing program agreement were deferred and will be reflected as a reimbursement of continuing credit card related expenses over the life of the agreement.

As part of the transaction, for a term of ten years and pursuant to a program agreement, Household will establish and own proprietary credit card accounts for customers of the Company’s operating subsidiaries, retain the benefits and risks associated with the ownership of the accounts, receive the finance charge income and incur the bad debts associated with those accounts. During the ten-year term, pursuant to a servicing agreement, the Company will continue to provide key customer service functions, including new account opening, transaction authorization, billing adjustments and customer inquiries, and will receive compensation from Household for these services.

At the end of the ten-year term, the agreement can be renewed for successive two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with Household or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the incurrence of certain events, the most significant of which would be Household’s failure to pay owed amounts, Household’s bankruptcy, a change in control or a material adverse change in Household’s ability to perform under the agreement. The agreement also allows Household to terminate the agreement if the Company fails to pay owed amounts or enters liquidation. Should either the Company or Household choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the accounts and outstanding accounts receivable. The Company is contingently liable to pay monies to Household in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. If the agreement had been terminated early at January 31, 2004, the maximum contingent payment would have been approximately $130 million. Management believes the risk of incurring a contingent payment is remote.

The Company utilized a portion of the net proceeds from the Household transaction, together with operating cash flows to repurchase common stock and senior notes in 2003.

CAPITAL NEEDS

The Company estimates capital expenditures for 2004 will approximate $225 to $250 million, primarily for the construction of new stores opening in 2004, initial construction work on stores expected to open in 2005, store expansions and renovations, enhancements to management information systems and replacement capital expenditures.

The Company anticipates that working capital requirements related to new and existing stores and capital expenditures will be funded through cash provided by operations and the revolving credit agreement. Maximum availability under the revolving credit agreement is $800 million. There is no debt rating trigger. During periods in which availability under the agreement exceeds $100 million, the Company is not subject to financial covenants. If availability under the agreement were to decrease to less than $100 million, the Company would be subject to a minimum fixed charge coverage ratio of 1 to 1. During 2003, weighted average borrowings and letters of credit issued under this credit agreement were $144.0 million. The highest amount of borrowings and letters of credit outstanding under the agreement during 2003 was $163.7 million. The Company expects to generate adequate cash flows from operating activities combined with borrowings under its revolving credit agreement in order to sustain its current levels of operations.

The most significant requirement for new or replacement financing in 2004 is the maturity of the 2004 notes aggregating $142.6 million ($72.3 million in July and $70.3 million in December). The Company believes that it will have sufficient cash on hand or availability under its revolving credit agreement to fund this maturity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s critical accounting policies and estimates are discussed in the notes to the consolidated financial statements. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in each of the notes to the consolidated financial statements. The following discussion aggregates the judgments and uncertainties affecting the application of these policies and estimates and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

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

COST OF SALES AND INVENTORY VALUATION (excluding depreciation and amortization)

The Company’s inventory is stated at the lower of LIFO cost or market using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased with a charge to cost of sales contemporaneous with the lowering of the retail value of the inventory on the sales floor through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is being devalued with markdowns prior to the sale of the merchandise. The areas requiring significant management judgment include (1) setting the original retail value for the merchandise held for sale, (2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value, and (3) estimating the shrinkage that has occurred through theft during the period between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method, can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include setting original retail values for merchandise held for sale at too high a level, failure to identify a decline in perceived value of inventories and process the appropriate retail value markdowns and overly optimistic or overly conservative shrinkage estimates. The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially under or overvalued.

PROPRIETARY CREDIT CARDS

Prior to April 15, 2003

The carrying value of the Company’s retained interest in credit card receivables required a substantial amount of management judgment and estimates. At the time credit card receivables were sold to third-party investors through the securitization program, generally accepted accounting principles required that the Company recognize a gain or loss equal to the excess of the estimated fair value of the consideration to be received from the individual interest sold over the cost of the receivables sold. As the receivables were collected, the estimated gains and losses were reconciled to the actual gains and losses. Given that the Company generated credit card receivables of approximately $3 billion per year and average outstanding sold receivables were generally $1.0 billion to $1.2 billion, a substantial majority of the annual estimated credit gains and losses had been reconciled to actual gains and losses. Only that portion of the gains and losses attributable to the outstanding securitized portfolio at year end remained subject to estimating risk. At February 1, 2003, the net gain recognized within the Retained Interest in Accounts Receivable asset was $48.2 million.

Determining the fair value of the consideration to be received from the individual interest sold included estimates of the following amounts associated with the sold portfolio: (1) the gross finance charge income to be generated by the portfolio which required estimates of payment rates, (2) the coupon interest rate due to the third-party investors, (3) bad debts, (4) cost of servicing the portfolio, and (5) assumed cash flow discount rates. The notes to the consolidated financial statements reflect the critical estimates and assumptions utilized. Items that were considered in making judgments and preparing estimates and factors that can lead to variations in the consolidated financial results were as follows:

•	Finance charge income was billed at a contractual rate monthly and warranted little judgment or estimates. The expected credit card customer payment rate was based on historical payment rates weighted to recent payment rate trends. To the extent credit card customers paid off their balances sooner than estimated, this net gain was reduced. Conversely, if the credit card customers paid off balances over a longer period of time, the net gain was increased.

•	The future coupon interest rate due to the third-party investors was estimated using the fixed interest rates in place and estimated floating interest rates over the estimated life of the portfolio. To the extent floating interest rates increased beyond the increase embedded in the estimates, the net gain was reduced. To the extent floating interest rates did not increase to the level embedded in the estimates, the net gain was increased.

•	Bad debts expected from the sold portfolio were based on historical write-off rates, weighted to recent write-off trends and increased or decreased to reflect management’s outlook for trends to develop over the next 12 to 24 months. To the extent there were positive or negative factors on the credit card customers’ ability or intent to pay off the outstanding balance (e.g., unemployment rates, level of consumer debt or bankruptcy legislation), the actual bad debt to be realized could have exceeded or been less than the amount estimated. Bad debts in excess of those embedded in the estimates reduced the net gain. Conversely, bad debts less than those embedded increased the net gain.

•	Delinquent accounts were written off automatically after the passage of seven months without receiving a monthly payment equal to 80% of the minimum contractual payment. Minimum monthly contractual payments ranged from 5% to 10%. Accounts were written off sooner in the event of customer bankruptcy, customer death or fraud.

•	The cost of servicing the portfolio was estimated using the Company’s historical operating costs. This estimate was subject to minimal risk of deviation.

•	The assumed cash flow discount rates were based on the weighted average cost of debt and were subject to typical interest rate volatility in the debt markets.

The most sensitive assumptions in calculating the gain on sold receivables were the credit card customers’ payment rate, the estimate for bad debts and the assumed cash flow discount rates.

The following table represents the Company’s assumptions in measuring the fair value of retained interests in accounts receivable in 2002 and 2001:

	2002	2001
Weighted average interest rates applied to credit card balances	21.6%	21.6%
Weighted average payment rate	14.4%	14.4%
Credit losses expected from the principal amount of receivables sold	3.3%	3.4%
Weighted average cost of funding	2.8%	4.2%

Subsequent to April 15, 2003

Following the sale of the Company’s proprietary credit card business, the Company no longer maintains a retained interest in the credit card receivables. There are minimal accounting judgments and uncertainties affecting the accounting for the credit card program compensation, credit card servicing compensation and servicing expenses. Initial proceeds allocated to the program and servicing agreement are being amortized into income ratably over the lives of the agreement. Ongoing income associated with honoring the credit cards under the program agreement, promoting the credit cards and servicing the credit cards is recognized monthly contemporaneous with providing these services.

SELF-INSURANCE RESERVES

The Company self-insures a substantial portion of the exposure for costs related primarily to employee medical, workers’ compensation and general liability. Expenses are recorded based on estimates for reported and incurred but not reported claims considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation and other assumptions. Although the Company does not expect the amount it will ultimately pay to differ significantly from estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and assumptions.

DEPRECIATION AND RECOVERABILITY OF CAPITAL ASSETS

Over one-half of the Company’s assets at January 31, 2004 are represented by investments in property, equipment and goodwill. Determining appropriate depreciable lives and reasonable assumptions for use in evaluating the carrying value of capital assets requires judgments and estimates.

•	The Company utilizes the straight-line depreciation method and a variety of depreciable lives. Land is not depreciated. Buildings and improvements are depreciated over 20 to 40 years. Store fixtures are depreciated over 10 years. Equipment utilized in stores (e.g., escalators) and in support areas (e.g., distribution centers, technology) and fixtures in support areas are depreciated over 3 to 15 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Internally generated computer software is amortized over 3 to 10 years. Generally, no estimated salvage value at the end of the useful life of the assets is considered.

•	To the extent the Company remodels or otherwise replaces or disposes of property and equipment prior to the end of their assigned depreciable lives, the Company could realize a loss or gain on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is being realized. The Company reassesses the depreciable lives in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

•

Recoverability of the carrying value of store assets is assessed upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing) and, absent certain events, annually. The recoverability assessment requires judgment and estimates for future store generated cash flows. The underlying estimates for cash flows include estimates for future sales, gross margin rates, inflation and store expenses. During 2003, the Company recorded $5.6 million in impairment charges associated with stores in which the estimated discounted cash flows would not recover the carrying value of the store assets. There are other stores in which current cash flows are not adequate to recover the carrying value of the store assets. However, the Company believes that estimated sales growth and gross margin improvement will enhance the cash flows of these stores such that the carrying value of the store assets will be recovered. Generally these stores were recently opened and require a two to five year period to develop the customer base to attain the required cash flows. To the extent management’s estimates for sales growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

INCOME AND OTHER TAXES

The majority of the Company’s deferred tax assets at January 31, 2004 consist of federal net operating loss carryforwards that will expire between 2005 and 2018. At January 31, 2004, the Company believes that it will be profitable during the periods 2004 through 2018, allowing it to sufficiently utilize the carrying value of the benefit of the federal net operating loss carryforwards. To the extent management’s estimates of future taxable income by jurisdiction is greater than or less than management’s current estimates, future increases or decreases in the benefit of net operating loss carryforwards could occur.

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for probable exposures. During 2003, the Company concluded a federal income tax examination for the 1998 and 1999 tax years on terms favorable to previously accrued exposures associated with those tax years. Therefore, the Company decreased the amount previously accrued for probable exposures. Additionally, the Company reevaluated its exposures to state-related tax filing positions and determined the need to provide for additional reserves. The net effect of this federal and state reserve adjustment resulted in an income tax benefit of $11.1 million. At January 31, 2004, the Company believes it has appropriately accrued for probable exposures. To the extent the Company was to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At January 31, 2004, two of the Company’s five open tax years were undergoing examination by the Internal Revenue Service.

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

•	The assumed discount rate utilized is based upon the Aa corporate bond yield as of the measurement date. The discount rate is utilized principally in calculating the Company’s pension obligation, which is represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO) and in calculating net pension expense. At November 1, 2003, the discount rate was 6.25%. To the extent the discount rate increases or decreases, the Company’s ABO is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $8.0 million on the ABO and $0.5 million on pension expense. To the extent the ABO increases, the after-tax effect of such increase serves to reduce Other Comprehensive Income and Shareholders’ Equity.

•

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. It is the

Company’s policy to invest approximately 65% of the pension fund assets in equities, 30% in fixed income securities and 5% in real estate. This expected average long-term rate of return on assets is based principally on the counsel of the Company’s outside investment advisors. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 15 to 20 years. During 2003, the Company utilized 8.5% as the expected long-term rate of return on assets and anticipates lowering the expected long-term rate of return on assets to 8.0% in 2004, which is expected to increase the annual pension expense by approximately $1.5 million.

•	The assumed average rate of compensation increases is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% for the periods following November 1, 2003 and is utilized principally in calculating the PBO and annual pension expense. The estimated effect of a 0.25% change in the assumed rate of compensation increases would not be material to the PBO or annual pension expense.

•	At November 1, 2003, the Company had unrecognized pension expense of $123.8 million related to the expected return on assets exceeding actual investment returns; actual compensation increases exceeding assumed average rate of compensation and plan amendments; contributions subsequent to the measurement date; and other differences between underlying actuarial assumptions and actual results. This delayed recognition of expense is incorporated into the $117.2 million underfunded status of the plans at November 1, 2003. During January 2004, the Company voluntarily contributed approximately $70 million to the plans to reduce the underfunding, and expects no further contributions in 2004 and minimal funding requirements in 2005 and 2006.

INFLATION AND DEFLATION

Inflation and deflation affect the costs incurred by the Company in its purchase of merchandise and in certain components of its SG&A expenses. The Company attempts to offset the effects of inflation, which has occurred in recent years in SG&A, through price increases and control of expenses, although the Company’s ability to increase prices is limited by competitive factors in its markets. The Company attempts to offset the effects of merchandise deflation, which has occurred in recent years, through control of expenses.

SEASONALITY

The Company’s business, like that of most retailers, is subject to seasonal influences, with a significant portion of net sales and net income realized during the second half of the fiscal year, which includes the holiday selling season. In light of these patterns, SG&A expenses are typically higher as a percentage of net sales during the first three fiscal quarters of each year, and working capital needs are greater in the last two fiscal quarters of each year. The increases in working capital needs during the fall season have typically been financed with cash flow from operations and borrowings under the Company’s revolving credit agreement. Generally, more than 30% of the Company’s net sales and more than 75% of net income are generated during the fourth fiscal quarter.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement

No. 123.” Beginning in 2003, all newly issued employee stock option grants are being expensed based on the fair value of the options granted, consistent with the “prospective method.” The adoption of this standard did not have a significant effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 focuses on financial reporting for entities over which control is achieved through means other than voting rights. The Company adopted this new standard in 2003. The Company does not expect that the standard will have a material effect on the Company’s financial position or its results of operations.

The FASB’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” addressed the accounting treatment for vendor allowances and co-operative advertising programs and became effective in 2003. The Company’s accounting policy for consideration received from a vendor is consistent with the EITF’s consensus opinion.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments and hedging activities. This standard did not have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” to establish standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This standard became effective during 2003, and it did not have a significant effect on the Company’s financial position or results of operations.

In December 2003, the FASB revised standards associated with disclosures about pensions and other postretirement benefits. This standard became effective at the end of fiscal year 2003 and the Company provided the revised disclosures.

In January 2004, the FASB issued a position on accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company has elected to defer accounting for the effects of this Act. Authoritative guidance remains pending, and although the effects of this Act on the Company’s plan remain unknown until regulations are developed, the adoption of future guidance is not expected to have a material effect on the Company’s financial position or its results of operations.

RELATED PARTY TRANSACTIONS

The Company engaged the services of a law firm, one of whose principals includes a family member of an executive officer. Fees paid to this firm were at market rates and aggregated approximately $0.1 million and $0.1 million in 2003 and 2002, respectively. The Company loaned amounts aggregating approximately $1 million to executive officers prior to June 2002 as a component of the Company’s compensation programs. At January 31, 2004, there was one loan outstanding to an executive officer for $0.4 million. The Company does not believe these services, fees and loans are material to the consolidated financial position or results from operations.

FORWARD-LOOKING INFORMATION

Certain information presented in this report addresses future results or expectations and is considered “forward-looking” information within the definition of the Federal securities laws. Forward-looking statements can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” “attempts,” “seeks” and

“point.” The forward-looking information is premised on many factors, some of which are contained below. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management’s assumptions.

The forward-looking information and statements are based on a series of projections and estimates that involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; favorable customer response to increased relationship marketing efforts and proprietary credit card loyalty programs; effective expense control; effective continued operations of credit card servicing operations; and changes in interest rates. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 filed as part of this report and incorporated by reference herein.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk primarily arises from changes in interest rates and the U.S. equity and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Such derivative instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly defined in its risk management policies. The Company is exposed to interest rate risk primarily through its borrowings, and derivative financial instrument activities, which are described in Notes 2 and 7 to the Consolidated Financial Statements appearing elsewhere in this report.

At January 31, 2004, the Company had interest rate swap agreements with notional amounts of $150 million and $100 million, which swapped coupon rates of 8.25% and 7.50%, respectively for floating rates. The fair value of these swaps at January 31, 2004 was a loss of $2.1 million. The Company previously cancelled interest rate swap agreements resulting in net gains. The net gains on the cancellation of swap agreements are being amortized as a component of interest expense through 2008. At January 31, 2004, $4.6 million of these net gains remained unamortized.

The Company entered into an accelerated stock buy-back agreement in 2003. The agreement settles in May 2004 and the Company expects it will pay the maximum of approximately $5 million, which will serve to reduce shareholders’ equity.

Based on the Company’s market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at January 31, 2004, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

The Company’s assumptions in measuring the retained interests in accounts receivable as of and for the period ended February 1, 2003 and the sensitivity of the fair value to immediate 10% and 20% adverse changes in those assumptions are as follows:

	Assumption	Fair Value Impact of 10% Adverse Change	Fair Value Impact of 20% Adverse Change
Weighted average interest rates applied to credit card balances	21.6%	$(11.4)	$(23.1)
Weighted average payment rate	14.4%	$(7.2)	$(13.5)
Credit losses expected from the February 1, 2003 principal amount of receivables sold	3.3%	$(4.0)	$(8.0)
Weighted average cost of funding	2.8%	$(1.2)	$(2.5)

These sensitivities are hypothetical and should be used with caution. The effect of an adverse change in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might alter the reported sensitivities.

Item 8. Consolidated Financial Statements and Supplementary Data.

Information called for by this item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report beginning on page F-1 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the caption “Election of Directors” in the Saks Incorporated Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on June 8, 2004 (the “Proxy Statement”), which appears prior to the caption “Election of Directors - Further Information Concerning Directors,” is incorporated herein by reference. The information in the Proxy Statement regarding the Company’s Code of Business Conduct and Ethics and the Company’s Audit Committee (including the Company’s “audit committee financial expert”) set forth under the caption “Election of Directors-Further Information Concerning Directors” is also incorporated herein by reference.

The information required under this item with respect to the Company’s Executive Officers is incorporated by reference from Item 1A of this report under “Executive Officers of the Registrant.”

The information set forth under the caption “Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, with respect to compliance with Section 16(a) by the Company’s Directors, Executive Officers and persons who own more than 10% of the Company’s Common Stock, is incorporated herein by reference.

Item 11. Executive Compensation.

The information in the Proxy Statement set forth under the captions “Election of Directors - Further Information Concerning Directors -- Directors’ Fees,” “Election of Directors -- Executive Compensation,” “Election of Directors - Employment Agreements” and “Election of Directors - Loans to Executive Officers,” with respect to Director and Executive Officer compensation, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Outstanding Voting Securities” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

The information set forth under the caption “Election of Directors -- Equity Compensation Plan Information” in the Proxy Statement, with respect to equity compensation plans approved and not approved by security holders, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the caption “Election of Directors -- Certain Transactions” in the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information set forth under the caption “Ratification of Appointment of Independent Auditors -- PricewaterhouseCoopers LLP Fees and Services in 2003 and 2002” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements – The list of financial statements required by this item is set as part of this report beginning on page F-1 herein.

(2)	Financial Statement Schedules – Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	Exhibits – The exhibits listed on the accompanying Index to Exhibits beginning on page E-1 are filed as part of this report.

(b)	Reports on Form 8-K filed or furnished during the fourth quarter:

November 4, 2003 – Announcement of exchange offer on senior notes due 2008

November 6, 2003 – Sales release for the four weeks ended November 1, 2003

November 18, 2003 – Earnings release for the quarter and nine months ended November 1, 2003

December 4, 2003 – Sales release for the four weeks ended November 29, 2003

December 5, 2003 – Completion of financing transactions

December 11, 2003 – Completion of exchange offer and consent solicitation related to senior notes due 2008

January 8, 2004 – Sales release for the five weeks ended January 3, 2004

(c)	The exhibits listed on the accompanying Index to Exhibits beginning on page E-1 are filed as part of this report.

(d)	Financial Statement Schedules – Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either included in the financial statements or notes thereto or are not required or are not applicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 14, 2004.

SAKS INCORPORATED

By:	/s/ DOUGLAS E. COLTHARP
Douglas E. Coltharp Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2004.

/s/ R. BRAD MARTIN
R. Brad Martin Chairman of the Board Chief Executive Officer Principal Executive Officer

/s/ DOUGLAS E. COLTHARP
Douglas E. Coltharp Executive Vice President and Chief Financial Officer Principal Financial Officer

/s/ DONALD E. WRIGHT
Donald E. Wright Executive Vice President of Finance and Chief Accounting Officer Principal Accounting Officer

/s/ RONALD DE WAAL
Ronald de Waal Vice Chairman of the Board

/s/ BERNARD E. BERNSTEIN
Bernard E. Bernstein Director

/s/ STANTON J. BLUESTONE
Stanton J. Bluestone Director

/s/ ROBERT B. CARTER
Robert B. Carter Director

/s/ JAMES A. COGGIN
James A. Coggin President and Chief Administrative Officer Director

/s/ JULIUS W. ERVING
Julius W. Erving Director

/s/ MICHAEL S. GROSS
Michael S. Gross Director

/s/ DONALD E. HESS
Donald E. Hess Director

/s/ GEORGE L. JONES
George L. Jones President and Chief Executive Officer of Saks Department Store Group Director

/s/ NORA P. MCANIFF
Nora P. McAniff Director

/s/ C. WARREN NEEL
C. Warren Neel Director

/s/ STEPHEN I. SADOVE
Stephen I. Sadove Vice Chairman and Chief Operating Officer of Saks Incorporated Director

/s/ MARGUERITE W. SALLEE
Marguerite W. Sallee Director

/s/ CHRISTOPHER J. STADLER
Christopher J. Stadler Director

FORM 10-K—ITEM 15(a)(3) AND 15(c)

SAKS INCORPORATED AND SUBSIDIARIES

EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Charter of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

4.1	Indenture, dated as of November 9, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($500 million of 8 1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed November 19, 1998)

4.2	Indenture, dated as of November 25, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($350 million of 7 1/4% Notes due 2004) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed December 4, 1998)

4.3	Indenture, dated as of December 2, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($250 million of 7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed December 4, 1998)

4.4	Indenture, dated as of February 17, 1999, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($200 million of 7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed February 19, 1999)

4.5	Indenture, dated as of October 4, 2001, among the Company, the Subsidiary Guarantors, and Bank One Trust Company, National Association, as trustee ($141,557,000 of 9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed October 11, 2001)

4.6	Registration Rights Agreement between Proffitt’s, Inc. and Parisian, Inc. dated July 8, 1996 (incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-09043 of Proffitt’s, Inc. dated August 16, 1996)

4.7	Registration Rights Agreement between Proffitt’s, Inc. and specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt’s, Inc. filed July 8, 1998)

4.8	Stockholders’ Agreement between Proffitt’s, Inc. and specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt’s, Inc. filed July 8, 1998)

4.9	Indenture, dated as of July 23, 1999, by and among the Company, the Subsidiary Guarantors and The First National Bank of Chicago, as trustee ($350 million, 7% Notes, due 2004) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed July 27, 1999)

4.10	First Amended and Restated Rights Agreement, dated as of January 28, 2002, by and between Saks Incorporated and The Bank of New York (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed April 15, 2002)

Exhibit No.	Description
4.11	Indenture dated as of December 8, 2003, among Saks Incorporated, the Subsidiary Guarantors named therein, and the Bank of New York, as Trustee ($208 million, 7% Notes due 2013) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed December 11, 2003)

4.12	Registration Rights Agreement, dated as of December 8, 2003, among Saks Incorporated, certain of its subsidiaries named therein, Citigroup Global Markets Inc., Goldman, Sachs & Company, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc. and ABN AMRO Incorporated (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed December 11, 2003)

4.13	Indenture, dated as of March 23, 2004, between Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee ($230 Million, 2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed March 26, 2004)

4.14	Registration Rights Agreement, dated as of March 23, 2004, between Saks Incorporated, certain subsidiaries of Saks named therein, Goldman, Sachs & Co. and Citigroup Global Markets Inc., as representatives of the purchasers (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed March 26, 2004)

10.1	Amended and restated Credit Agreement dated as of November 26, 2003 among Saks Incorporated, as borrower, Fleet Retail Group, Inc., as Agent, and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed March 16, 2004)

10.2	Supplemental Transaction Agreement dated as of April 14, 2003 among Saks Incorporated, National Bank of the Great Lakes, Saks Credit Corporation, Household Finance Corporation, and Household Bank (SB), N.A. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed April 29, 2003)

10.3	Servicing Agreement dated as of April 15, 2003 between McRae’s, Inc. and Household Corporation. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed April 29, 2003)

10.4	Program Agreement dated as of April 15, 2003 among Saks Incorporated, McRae’s, Inc., and Household Bank (SB), N.A. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed April 29, 2003)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.

10.5	Saks Incorporated Amended and Restated Employee Stock Purchase Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.6	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.7	Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

Exhibit No.	Description
10.8	Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.9	Trust Agreement for the Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.10	Saks Incorporated Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

10.11	Third Amendment and Restatement of the Parisian, Inc. Stock Option Plan for Officers (incorporated by reference from the Exhibits to the Form 10-K of Proffitt’s, Inc. for the fiscal year ended February 1, 1997)

10.12	Younkers, Inc. Stock and Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

10.13	Younkers, Inc. Management Stock Option Plan (incorporated by reference from the Exhibits to the Form S-1 Registration Statement No. 33-45771 of Younkers, Inc.)

10.14	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan (incorporated by reference to Carson Pirie Scott & Co. Common Shares Registration Statement No. 33-67514)

10.15	Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.16	Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.17	Saks Fifth Avenue Retirement Savings Plan (incorporated by reference from the Exhibits to the Form S-8 Saks Incorporated Registration Statement No. 333-66759)

10.18	Saks Holdings, Inc. 1996 Management Stock Incentive Plan (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. filed with the Commission on August 29, 1996)

10.19	Saks Fifth Avenue Supplemental Pension Plan, effective July 2, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.20	Saks Holdings, Inc. Senior Management Stock Incentive Plan, dated as of October 17, 1990 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.21	Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.22	Amendment to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form 10-K of Saks Holdings, Inc. for the fiscal year ended January 31, 1998)

10.23	Amended and Restated Employment Agreement between R. Brad Martin and Saks Incorporated Dated as of April 18, 2003 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ending February 1, 2003)

Exhibit No.	Description

10.24	Employment Agreement by and between Saks Incorporated and James A. Coggin, President and Chief Administrative Officer, dated March 15, 2003 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ending February 1, 2003)

10.25	Employment Agreement between Saks Incorporated and Douglas E. Coltharp, Executive Vice President and Chief Financial Officer, dated March 15, 2003 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ending February 1, 2003)

10.26	Saks Incorporated 2003 Senior Executive Bonus Plan (incorporated by reference from Attachment A to the Saks Incorporated Proxy Statement for the 2003 Annual Meeting of Shareholders)

10.27	Saks Fifth Avenue Pension Plan—1998 Restatement (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

10.28	Saks Incorporated Executive Severance Plan effective September 13, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.29	Employment Agreement between Saks Incorporated and Stephen I. Sadove, Vice Chairman of Saks Incorporated, dated January 7, 2002 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.30	Employment Agreement between Saks Incorporated and George Jones, President and Chief Executive Officer, Saks Department Store Group, and Chief Operating Officer, Saks Incorporated, dated January 29, 2001 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

10.31	*Employment Agreement between Saks Incorporated and Charles J. Hansen, Executive Vice President and General Counsel, dated June 20, 2003

10.32	*Employment Agreement between Saks Incorporated and Donald E. Wright, Executive Vice President of Finance and Accounting, dated March 15, 2003

21.1	*Subsidiaries of the registrant

23.1	*Consents of Independent Accountants

31.1	*Certification of the Chief Executive Officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*Certification of the Chief Financial Officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	*Certification of Chief Executive Officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*Certification of the Chief Financial Officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*Cautionary Statements Relating to Forward-Looking Information

99.2	*Saks Incorporated Employee Stock Purchase Plan Financial Statements for the years ended December 31, 2003 and December 31, 2002

*	Filed as a current year Exhibit.

SAKS INCORPORATED & SUBSIDIARIES

REPORT OF MANAGEMENT

The accompanying consolidated financial statements, including the notes thereto, and the other financial information presented in this report have been prepared by management. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based upon our best estimates and judgments. Management is responsible for the consolidated financial statements, as well as the other financial information in this report.

The Company maintains a system of internal accounting control and related disclosure control. We believe that this system provides reasonable assurance that transactions are executed in accordance with management authorization and that they are appropriately recorded in order to permit preparation of the consolidated financial statements in conformity with generally accepted accounting principles and to adequately safeguard, verify and maintain accountability of assets. Reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the benefits derived.

The consolidated financial statements and related notes have been audited by our independent auditors. Management has made available to them all of the Company’s financial records and related data and believes all representations made to them during their audits were valid and appropriate. Their report provides an independent opinion upon the fairness of the financial statements.

The Audit Committee of the Board of Directors is composed of four independent Directors. The Audit Committee meets periodically with the independent auditors, as well as with management, to review accounting, auditing, internal control, disclosure control and financial reporting matters. The independent auditors have unrestricted access to the Audit Committee.

/s/ R. BRAD MARTIN	/s/ DOUGLAS E. COLTHARP
R. Brad Martin Chairman of the Board and Chief Executive Officer	Douglas E. Coltharp Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Saks Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Saks Incorporated and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Effective February 2, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment to SFAS No. 123,” as explained in Note 2. Effective February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as explained in Note 2 and Note 5, and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as explained in Note 13.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
March 30, 2004

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per share amounts)	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
NET SALES	$6,055,055	$5,911,122	$6,070,568
Cost of sales (excluding depreciation and amortization)	3,762,722	3,715,502	3,938,150

Gross margin	2,292,333	2,195,620	2,132,418
Selling, general and administrative expenses	1,477,329	1,354,882	1,411,266
Other operating expenses
Property and equipment rentals	201,651	203,636	200,932
Depreciation and amortization	221,350	216,022	219,773
Taxes other than income taxes	149,094	153,834	156,788
Store pre-opening costs	4,832	4,619	5,130
Losses from long-lived assets	8,150	19,547	32,621
Integration charges	(62)	9,981	1,539

OPERATING INCOME	229,989	233,099	104,369
Interest expense	(109,713)	(124,052)	(131,039)
Gain (loss) on extinguishment of debt	(10,506)	709	26,110
Other income (expense), net	109	229	1,083

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	109,879	109,985	523
Provision for income taxes	27,052	40,148	201

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	82,827	69,837	322
Cumulative effect of a change in accounting principle, net of taxes	—	(45,593)	—

NET INCOME	$82,827	$24,244	$322

Earnings per common share:
Basic earnings per common share before cumulative effect of accounting change	$0.59	$0.49	$0.00
Cumulative effect of accounting change	—	(0.32)	—

Basic earnings per common share	$0.59	$0.17	$0.00

Diluted earnings per common share before cumulative effect of accounting change	$0.58	$0.48	$0.00
Cumulative effect of accounting change	—	(0.32)	—

Diluted earnings per common share	$0.58	$0.17	$0.00

Weighted average common shares:
Basic	139,824	142,750	141,988
Diluted	142,921	146,707	144,498

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)	January 31, 2004	February 1, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$365,834	$209,568
Retained interest in accounts receivable	—	267,062
Merchandise inventories	1,451,275	1,306,667
Other current assets	162,893	93,422
Deferred income taxes, net	63,161	41,806

TOTAL CURRENT ASSETS	2,043,163	1,918,525

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	2,080,599	2,143,105
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	325,577	316,430
DEFERRED INCOME TAXES, NET	121,859	148,805
OTHER ASSETS	83,671	52,491

TOTAL ASSETS	$4,654,869	$4,579,356

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$319,216	$273,989
Accrued expenses	401,719	416,024
Accrued compensation and related items	69,404	55,049
Sales taxes payable	24,187	44,849
Current portion of long-term debt	151,884	4,781

TOTAL CURRENT LIABILITIES	966,410	794,692

LONG-TERM DEBT	1,125,637	1,327,381
OTHER LONG-TERM LIABILITIES	240,654	190,011

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock—$1.00 par value; Authorized—10,000 shares;
Issued and outstanding—none	—	—
Common stock—$0.10 par value; Authorized—500,000 shares;
Issued and outstanding—141,835 shares and 144,960 shares	14,183	14,496
Additional paid-in capital	2,105,925	2,131,091
Accumulated other comprehensive loss	(71,610)	(69,158)
Retained earnings	273,670	190,843

TOTAL SHAREHOLDERS’ EQUITY	2,322,168	2,267,272

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,654,869	$4,579,356

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT FEBRUARY 3, 2001	143,133	$14,313	$2,115,091	$166,277	$(1,852)	$2,293,829
Net income				322		322
Change in minimum pension liability					(27,052)	(27,052)

Comprehensive income (loss)						(26,730)
Issuance of common stock	524	52	3,329			3,381
Income tax expense related to employee stock plans			(1,639)			(1,639)
Net activity under stock compensation plans	792	80	6,102			6,182
Repurchase of common stock	(460)	(46)	(3,540)			(3,586)

BALANCE AT FEBRUARY 2, 2002	143,989	14,399	2,119,343	166,599	(28,904)	2,271,437
Net income				24,244		24,244
Change in minimum pension liability					(40,254)	(40,254)

Comprehensive income (loss)						(16,010)
Issuance of common stock	1,336	132	10,433			10,565
Income tax benefit related to employee stock plans			1,178			1,178
Net activity under stock compensation plans	335	35	7,178			7,213
Repurchase of common stock	(700)	(70)	(7,041)			(7,111)

BALANCE AT FEBRUARY 1, 2003	144,960	14,496	2,131,091	190,843	(69,158)	2,267,272
Net income				82,827		82,827
Change in minimum pension liability					(2,452)	(2,452)

Comprehensive income						80,375
Issuance of common stock	4,325	431	36,266			36,697
Income tax benefit related to employee stock plans			4,512			4,512
Net activity under stock compensation plans	454	46	7,803			7,849
Repurchase of common stock	(7,904)	(790)	(73,747)			(74,537)

BALANCE AT JANUARY 31, 2004	141,835	$14,183	$2,105,925	$273,670	$(71,610)	$2,322,168

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In Thousands)	January 31, 2004	February 1, 2003	February 2, 2002
OPERATING ACTIVITIES
Net income	$82,827	$24,244	$322
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on extinguishment of debt	10,506	(709)	(26,110)
Cumulative effect of accounting change	—	45,593	—
Depreciation and amortization	221,350	216,022	219,773
Provision for employee stock compensation	7,849	7,213	6,182
Deferred income taxes	23,316	40,368	1,065
Losses from long-lived assets	8,150	19,547	32,621
Net cash from sale of proprietary credit cards	300,911	—	—
Changes in operating assets and liabilities:
Retained interest in accounts receivable	(42,680)	(27,642)	(18,611)
Merchandise inventories	(143,054)	(10,789)	189,266
Other current assets	8,869	(18,462)	(26,811)
Accounts payable and accrued liabilities	50,446	34,869	(31,829)
Other operating assets and liabilities	(62,928)	(53,953)	28,104

NET CASH PROVIDED BY OPERATING ACTIVITIES	465,562	276,301	373,972

INVESTING ACTIVITIES
Purchases of property and equipment	(179,082)	(142,355)	(219,838)
Business acquisitions and investments	(14,012)	—	—
Proceeds from sale of stores and property and equipment	14,020	2,434	305,441

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(179,074)	(139,921)	85,603

FINANCING ACTIVITIES
Payments on long-term debt	(92,055)	(29,393)	(422,829)
Purchases and retirements of common stock	(74,537)	(7,111)	(3,586)
Proceeds from issuance of stock	36,370	10,590	1,282

NET CASH USED IN FINANCING ACTIVITIES	(130,222)	(25,914)	(425,133)

INCREASE IN CASH AND CASH EQUIVALENTS	156,266	110,466	34,442
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	209,568	99,102	64,660

CASH AND CASH EQUIVALENTS AT END OF YEAR	$365,834	$209,568	$99,102

Non-cash investing and financing activities are further described in the accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – ORGANIZATION

Saks Incorporated (hereinafter the “Company”) is a retailer currently operating, through subsidiaries, traditional and luxury department stores. The Company operates the Saks Department Store Group (“SDSG”), which consists of stores operated under the following nameplates: Proffitt’s, McRae’s, Younkers, Parisian, Herberger’s, Carson Pirie Scott (“Carson’s”), Bergner’s and Boston Store and Club Libby Lu specialty stores. The Company also operates Saks Fifth Avenue Enterprises (“SFAE”), which consists of Saks Fifth Avenue stores and Saks Off 5th stores.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported consolidated financial statements to conform to the presentation in the current period. These reclassifications have no effect on previously reported total assets, shareholders’ equity, net income or cash flows.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2003, 2002 and 2001 each contained 52 weeks and ended on January 31, 2004, February 1, 2003, and February 2, 2002, respectively.

NET SALES

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold. Net sales are recognized at the time customers provide a satisfactory form of payment and take ownership of the merchandise or direct its shipment. Revenue associated with gift certificates is recognized upon redemption of the certificate.

Revenues from shipping and handling included in net sales were $3,179, $2,357 and $8,572 in 2003, 2002 and 2001, respectively. Commissions from leased departments were $45,872, $42,203 and $40,988 in 2003, 2002 and 2001, respectively. Leased department sales were $315,511, $290,098 and $276,164 in 2003, 2002 and 2001, respectively, and were excluded from net sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and investments in mutual funds that have original maturities of three months or less. Certain cash equivalents are stated at cost, which approximates fair value. Cash equivalents included $321,000 and

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

$180,000 invested principally in various short-term bond funds at January 31, 2004 and February 1, 2003, respectively, which were marked to market. At January 31, 2004, the Company had $250,000 invested in a single short-term bond fund. Income earned on these cash equivalents was $4,895 and $1,883 for the fiscal years ended January 31, 2004 and February 1, 2003, respectively, and was reflected in Interest Expense.

Prior to the April 15, 2003 sale of the proprietary credit card portfolio, restricted cash associated with the accounts receivable securitization program was included in Retained Interest in Accounts Receivable. This restricted cash was comprised of lockbox receipts of proprietary credit card payments and finance charge collections held in a trust.

RETAINED INTEREST IN ACCOUNTS RECEIVABLE

Prior to the April 15, 2003 sale of the Company’s proprietary credit card business, receivables were generated from the sale of merchandise using proprietary credit cards issued by National Bank of the Great Lakes (“NBGL”), the Company’s wholly owned subsidiary (liquidated on December 31, 2003), and were securitized through the sale of undivided interests to third-party investors for a portion of the receivables portfolio. A gain or loss was recorded equal to the excess or deficiency of the estimated fair value of the consideration to be received over the cost of the receivables sold. The Company estimated fair value based on the present value of expected future cash flows determined using management’s best estimates of portfolio yield, credit losses, payment rates and the weighted average cost of funding. The carrying value of the Company’s retained interest approximated fair value, and the Company retained the servicing rights to all receivables sold.

MERCHANDISE INVENTORIES AND COST OF SALES (excluding depreciation and amortization)

Merchandise inventories are valued by the retail method and are stated at the lower of cost (last-in, first-out “LIFO”) or market and include freight, buying and distribution costs. The Company takes markdowns related to slow moving inventory, ensuring the appropriate inventory valuation. At January 31, 2004 and February 1, 2003, the LIFO value of inventories exceeded market value and, as a result, inventory was stated at the lower market amount.

Consignment merchandise on hand of $127,861 and $112,435 at January 31, 2004 and February 1, 2003, respectively, is not reflected in the consolidated balance sheets.

The Company receives reimbursement from certain vendors for markdowns related to the vendor’s merchandise. These reimbursements are included in cost of sales in the fiscal period in which the markdowns are incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas; advertising; store and headquarters occupancy, operating and maintenance costs exclusive of rent, depreciation, and property taxes; proprietary credit card promotion, issuance and servicing costs; insurance programs; telecommunications; and

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

other operating expenses not specifically categorized elsewhere in the consolidated statements of income. The Company receives allowances and expense reimbursements from merchandise vendors and from the owner of the proprietary credit card portfolio which are netted against the related expense:

•	Allowances received from merchandise vendors in conjunction with incentive compensation programs for employees who sell the vendors’ merchandise and netted against the related compensation expense were $82,419, $76,052 and $67,731 in 2003, 2002 and 2001, respectively.

•	Allowances received from merchandise vendors in conjunction with jointly produced and distributed print and television media and netted against the gross expenditures for such advertising were $81,223, $78,355 and $85,388 in 2003, 2002 and 2001, respectively. Net advertising expenses were $191,671, $185,431 and $195,765 in 2003, 2002 and 2001, respectively.

•	Expense reimbursements received from the owner of the Company’s proprietary credit card portfolio are discussed at Note 3 to these financial statements.

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

At each balance sheet date and as changes in circumstances arise, the Company evaluates the recoverability of its property and equipment based upon the utilization of the assets and expected future cash flows, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Write-downs associated with the evaluation and any gains or losses on the sale of assets recorded at the time of disposition are reflected in Losses from Long-lived Assets.

GOODWILL AND INTANGIBLES

The Company has allocated the purchase price of previous purchase transactions to identifiable tangible assets and liabilities based on estimates of their fair values, with the remainder allocated to goodwill and intangible assets. During 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required the discontinuation of goodwill amortization and the periodic testing (at least annually) for the

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

impairment of goodwill and intangible assets. Commensurate with adopting the standard in 2002, the Company performed recoverability tests and determined all of the SFAE goodwill of $45,593 to be impaired, which is reflected in the consolidated statements of income as the cumulative effect of adopting the standard. At each year-end balance sheet date and as changes in circumstances arise, the Company performs an evaluation of the recoverability of its SDSG goodwill by comparing the estimated fair value to the carrying amount of its assets and goodwill.

Amortization of the remaining amortizable intangible assets is provided on the straight-line basis over the estimated useful lives of the assets, ranging from 10 to 15 years.

Prior to 2002, the Company amortized goodwill over 40 years and performed annual assessments of goodwill recoverability based on comparing the carrying amount of the assets to their respective fair values. Fair value was estimated based upon the utilization of the assets and the expected future cash flows. In 2001, the Company recorded charges of approximately $18,000 related to the write-off of Saks Direct goodwill and intangible assets resulting from the reorganization of that business, which were included in Losses from Long-Lived Assets.

DERIVATIVES

The Company uses financial derivatives only to manage its costs and risks in conjunction with specific business transactions. All derivative instruments are recognized on the balance sheet at fair value. At January 31, 2004, the only derivatives held by the Company were interest rate swap agreements used to effectively convert portions of its fixed rate debt to variable rate debt. These interest rate swap agreements qualify as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, these swap agreements are recorded as Other Assets at fair value with an offset to the underlying hedged item, which is Long-Term Debt. There were no other derivatives held by the Company at January 31, 2004 or February 1, 2003.

STOCK-BASED COMPENSATION PLANS

The Company recorded compensation expense for all stock-based compensation plan issuances prior to 2003 using the intrinsic value method. Compensation expense, if any, was measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. In 2003, the Company began expensing the fair value of all stock-based grants over the vesting period on a prospective basis utilizing the Black-Scholes model.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Had compensation cost for the Company’s stock-based compensation plan issuances prior to 2003 been determined under the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	2003	2002	2001
Net income as reported	$82,827	$24,244	$322
Add: Stock-based employee compensation expense included in net income, net of related tax effects	6,706	4,580	3,802
Deduct: Total stock-based employee compensation expense determined under the fair value method	(32,641)	(34,976)	(30,891)

Pro forma net income (loss)	$56,892	$(6,152)	$(26,767)

Basic earnings (loss) per common share:
As reported	$0.59	$0.17	$0.00
Pro forma	$0.41	$(0.04)	$(0.19)
Diluted earnings (loss) per common share:
As reported	$0.58	$0.17	$0.00
Pro forma	$0.40	$(0.04)	$(0.19)

The four assumptions for determining compensation costs under the Black-Scholes option-pricing method include (1) a risk-free interest rate based on zero-coupon government issues on each grant date with the maturity equal to the expected term of the option (average rates of 3.54%, 3.70% and 4.85% for 2003, 2002 and 2001, respectively), (2) an expected term of five years, (3) an expected volatility averaging 43.4%, 48.8% and 45.7% for 2003, 2002 and 2001, respectively, and (4) no expected dividend yield. The Black-Scholes option-pricing model does not incorporate the inability to sell or transfer options, vesting requirements and a reduced exercise period upon termination of employment into its valuation of options. Each of the attributes would reduce the fair value of the options.

PENSION PLANS

Pension expense is based on information provided by outside actuarial firms that use assumptions provided by the Company to estimate the total benefits ultimately payable to associates and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company’s funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. The Company may also provide additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

EARNINGS PER SHARE

Basic earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding.

	2003			2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS - Income before cumulative effect of accounting change	$82,827	139,824	$0.59	$69,837	142,750	$0.49	$322	141,988	$0.00
Effect of dilutive stock options	—	3,097	(0.01)	—	3,957	(0.01)	—	2,510	—

Diluted EPS - Income before cumulative effect of accounting change	$82,827	142,921	$0.58	$69,837	146,707	$0.48	$322	144,498	$0.00

Additionally, the Company had 8,165, 14,909 and 27,051 options to purchase shares of common stock outstanding in 2003, 2002 and 2001, respectively, that were not included in the computation of diluted EPS because the exercise price of the options was greater than the average quarterly market price of the common shares. At January 31, 2004, these options had exercise prices ranging from $15.22 to $48.78 per share. If the average quarterly market price becomes greater than the exercise price, these options will be dilutive, and the treasury stock method will be applied to determine the number of dilutive shares.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” Beginning in 2003, all newly issued employee stock option grants are being expensed based on the fair value of the options are granted, consistent with the “prospective method.” The adoption of this standard did not have a significant effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 focuses on financial reporting for entities over which control is achieved through means other than voting rights. The Company adopted this new standard in 2003. The Company does not expect that the standard will have a material effect on the Company’s financial position or its results of operations.

The FASB’s Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting By a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” addressed the accounting treatment for vendor allowances and co-operative advertising programs and became effective in 2003. The Company’s accounting policy for consideration received from a vendor is consistent with the EITF’s consensus opinion.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and clarify financial accounting and reporting for derivative instruments and for hedging activities. This standard did not have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” to establish standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This standard became effective during 2003, and it did not have a significant effect on the Company’s financial position or results of operations.

In December 2003, the FASB revised standards associated with disclosures about pensions and other postretirement benefits. This standard became effective at the end of fiscal year 2003 and the Company provided the revised disclosures.

In January 2004, the FASB issued a position on accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company has elected to defer accounting for the effects of this Act. Authoritative guidance remains pending, and although the effects of this Act on the Company’s plan remain unknown until regulations are developed, the adoption of future guidance is not expected to have a material effect on the Company’s financial position or its results of operations.

NOTE 3 – PROPRIETARY CREDIT CARD RECEIVABLES

Prior to April 15, 2003

Prior to April 15, 2003, the Company owned its proprietary credit card portfolio and utilized asset securitizations to finance the credit card account balances. Asset securitization is the process whereby proprietary credit card receivable balances are converted into securities generally referred to as asset-backed securities. The securitization of credit card receivables is accomplished primarily through public and private issuances of these asset-backed securities. Asset securitization removes credit card receivables from the consolidated balance sheet through the sale of the securities.

The Company’s proprietary credit cards were issued by NBGL. Receivables generated from the sale of merchandise on these credit cards were sold by NBGL to another wholly owned subsidiary, which in turn, transferred, conveyed and assigned all its rights and interests in the receivables to a trust. The Company was responsible for administering the credit card program, including the collection and application of funds. Certificates representing undivided beneficial interests in the pool of receivables held in the trust were issued to third-party investors. Proceeds were remitted by the trust to the Company as consideration for its conveyance of receivables to the trust. The Company retained an interest in the trust that was subordinate to the rights of third- party investors to cash flows from receivables and repayment. The amount of receivables representing certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest in the trust was recorded as an asset under Retained Interest in Accounts Receivable on the Company’s consolidated balance sheet.

Third-party investors were paid a coupon rate of interest on the balance of certificates issued from cash held in the trust representing collections of principal and finance charge income payments on accounts by customers.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

On a monthly basis, after all such interest was paid to the third-party investors, the Company was entitled to any residual cash collected for such month. Upon maturity, the certificate owners would be repaid in full with cash collections of payments made by customers, after which the Company would receive all remaining cash to recover its residual ownership interest in the pool of receivables.

The certificates had maturities and certain terms and conditions. Noncompliance with the terms and conditions could have resulted in acceleration of the maturity dates. Historically, all maturing securitization instruments were successfully renewed or refinanced on acceptable terms.

The Company’s and the certificate holders’ owned interest in the receivables at February 1, 2003, was as follows:

Amount of receivables securitized	$1,255,910
Amounts sold to third-party investors	(1,080,156)

Retained interest in amount of receivables securitized	175,754
Restricted cash associated with securitization	28,136
Fair value of retained interest in amounts sold to third-party investors	48,234
Receivables not securitized	14,938

Retained interest in accounts receivable	$267,062

The Company’s assumptions in measuring the retained interests in accounts receivable as of and for the year ended February 1, 2003 and the sensitivity of the fair value to immediate 10% and 20% adverse changes in those assumptions were as follows:

	Assumption	Fair Value Impact of 10% Adverse Change	Fair Value Impact of 20% Adverse Change
Weighted average interest rates applied to credit card balances	21.6%	$(11.4)	$(23.1)
Weighted average payment rate	14.4%	$(7.2)	$(13.5)
Credit losses expected from the February 1, 2003 principal amount of receivables sold	3.3%	$(4.0)	$(8.0)
Weighted average cost of funding	2.8%	$(1.2)	$(2.5)

These sensitivities were hypothetical and should be used with caution. The effect of an adverse change in a particular assumption on the fair value of the retained interest was calculated without changing any other assumption. In reality, changes in one factor may have resulted in changes in another, which might alter the reported sensitivities. Outstanding delinquencies associated with principal amounts of securitized receivables were $33,606, or 2.7%, at February 1, 2003.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The table below summarizes cash flow movements between the credit card trusts and the Company for 2003 and 2002:

	2003	2002
Net proceeds from new securitizations	$—	$516,150
Proceeds from collections reinvested in previous securitizations	$586,774	$2,924,288
Trust principal payments on previous securitizations	$(1,080,156)	$(583,725)
Interest received on retained interests	$—	$263
Interest paid to third party interests in credit card related trusts	$5,101	$32,383

After April 15, 2003

On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the trust to Household Bank (SB), N.A. (“Household”), a third-party financial institution.

In connection with the sale, the Company received an amount in cash equal to the difference of (1) the sum of 100% of the outstanding accounts receivable balances, a premium, and the value of investments held in securitization accounts, minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates held by public investors, which certificates were assumed by Household at the closing. The Company used a portion of the cash received at closing to repay amounts due under the trust certificates and related obligations held at the time of the closing by bank-sponsored commercial paper conduit investors, which certificates and obligations were not assumed by Household. After deducting these repayment amounts and transaction expenses and after satisfying related payables, the Company’s net cash proceeds from the transaction were approximately $300,000. After allocating the cash proceeds to the sold accounts, the retained interest in the securitized receivables, and an ongoing program agreement, the Company realized a gain of approximately $5,000. The cash proceeds allocated to the ongoing program agreement were deferred and will be reflected as a reimbursement of continuing credit card related expenses over the life of the agreement.

As part of the transaction, for a term of ten years and pursuant to a program agreement, Household will establish and own proprietary credit card accounts for customers of the Company’s operating subsidiaries, retain the benefits and risks associated with the ownership of the accounts, receive the finance charge income and incur the bad debts associated with those accounts. During the ten-year term, pursuant to a servicing agreement, the Company will continue to provide key customer service functions, including new account opening, transaction authorization, billing adjustments and customer inquiries, and will receive compensation from Household for the provision of these services.

At the end of the ten-year term, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with Household or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the incurrence of certain events, the most significant of which would be Household’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in Household’s ability to perform under the agreement. The agreement also allows Household to terminate the agreement if the Company fails to pay owed amounts or enters

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

liquidation. Should either the Company or Household choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the accounts and outstanding accounts receivable. The Company is contingently liable to pay monies to Household in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early at January 31, 2004 would have been approximately $130,000. Management believes the risk of incurring a contingent payment is remote.

For the Year

With the exception of depreciation expense, all components of the credit card operations are included in SG&A. Until the April 15, 2003 sale of the accounts, finance charge income, securitization gains, less interest cost on the sold receivables, and less bad debt expense, representing the credit contribution of the receivables portfolio served to offset the cost of administering, promoting and marketing the receivables portfolio. Following the April 15, 2003 transaction, the credit contribution was represented by program compensation and servicing compensation.

For 2003, 2002 and 2001, the components of the credit contribution included in SG&A were as follows:

	2003	2002	2001
Finance charge income, securitization gains and compensation under the program and service agreements	$107,198	$259,156	$274,252
Finance charge income retained by certificate holders	(4,260)	(30,700)	(52,020)
Bad debt expense	(15,754)	(82,298)	(78,397)

Credit contribution before administration, promotion and marketing expenses	$87,184	$146,158	$143,835

Following April 15, 2003, Household assumed responsibility for certain credit authorization and delinquent accounts collection costs. As a result, the $58,974 decrease in credit contribution from 2002 to 2003 reflected in the table above was partially offset by an approximate $8,000 decrease in credit authorization and delinquent accounts collection costs, for a net credit contribution decrease of approximately $51,000.

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of Property and Equipment is as follows:

	January 31, 2004	February 1, 2003
Land and land improvements	$273,448	$274,460
Buildings	1,034,397	1,028,299
Leasehold improvements	590,847	589,864
Fixtures and equipment	1,491,017	1,447,677
Construction in progress	46,033	13,783

	3,435,742	3,354,083
Accumulated depreciation	(1,355,143)	(1,210,978)

	$2,080,599	$2,143,105

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

In 2003, 2002 and 2001, the Company realized charges of $8,150, $19,547 and $15,038, respectively, related to property and equipment that were included in Losses from Long-Lived Assets. The 2003 charges largely related to the impairment or closure of underperforming stores and the write-off of certain software. The 2002 charges largely related to the impairment of underproductive or closed store locations and, to a lesser extent, the write-down of fixed assets associated with the Younkers consolidation into Carson’s. The 2001 charges largely related to the write-off of fixed assets in connection with the Saks Direct reorganization and the impairment or closure of underproductive stores. Based upon its most recent analysis at January 31, 2004, the Company believes that no additional impairment of property and equipment currently exists.

During 2001, the Company completed the sale of nine SDSG stores to the May Department Stores Company for an aggregate purchase price of approximately $308,000. The transaction included the sale of real and personal property, along with certain merchandise inventory and customer accounts receivable.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

In 2002, the Company discontinued the amortization of goodwill and certain intangible assets, and began periodic testing (at least annually) for the impairment of goodwill. The Company completed its initial impairment test during 2002 and determined that all of the $45,593 of non-deductible goodwill recorded within SFAE was impaired. This impairment was the result of sequential periods of decreased operating profit and generally reduced market values for luxury retailers. The Company performs tests of impairment on its SDSG goodwill at each balance sheet date or as changes in circumstances arise. At January 31, 2004 and February 1, 2003, the fair value of the SDSG reporting unit exceeded the book value of its assets and goodwill.

In May 2003, the Company acquired Club Libby Lu, the then operator of eleven specialty stores targeting pre-teen girls, for an aggregate purchase price of approximately $12,000. Club Libby Lu was consolidated into the Company’s operations and financial results beginning with its acquisition.

The changes in the carrying amounts of goodwill for 2003 and the components of other amortizable assets at January 31, 2004 were as follows:

	SDSG	SFAE	Consolidated
Goodwill balance at February 1, 2003	$308,522	$—	$308,522
Acquisition of Club Libby Lu	8,401	—	8,401

Goodwill balance at January 31, 2004	316,923	—	316,923

Other amortizable intangible assets:
Customer lists	8,115	14,595	22,710
Tradenames	2,250	—	2,250
Accumulated amortization	(2,731)	(13,575)	(16,306)

Other amortizable intangible assets, net	7,634	1,020	8,654

Total Goodwill and Intangibles at January 31, 2004	$324,557	1,020	$325,577

Amortization expense is approximately $1,500 annually and is expected to decrease to approximately $500 beginning in 2005.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The following table presents the net income and related earnings per share data (“EPS”) for 2001 adjusted for the effect of the change in goodwill amortization:

	Net Income	Basic EPS	Diluted EPS
As reported	$322	$0.00	$0.00
Add back: goodwill amortization	13,084	0.09	0.09

As adjusted	$13,406	$0.09	$0.09

NOTE 6 – INCOME TAXES

The components of income tax expense were as follows:

	2003	2002	2001
Current:
Federal	$906	$(395)	$(2,672)
State	2,830	175	1,808

	3,736	(220)	(864)
Deferred:
Federal	26,621	40,196	7,289
State	(3,305)	172	(6,224)

	23,316	40,368	1,065

Total expense	$27,052	$40,148	$201

Components of the net deferred tax asset or liability recognized in the consolidated balance sheets were as follows:

	January 31, 2004	February 1, 2003
Current:
Deferred tax assets:
Accrued expenses	$48,558	$45,605
AMT credit	—	3,518
NOL carryforwards	39,943	29,614
Deferred tax liabilities:
Retained interest in accounts receivable	—	(24,440)
Inventory	(25,340)	(12,491)

Net current deferred tax asset	$63,161	$41,806

Non-current:
Deferred tax assets:
Capital leases	$22,200	$24,118
Other long-term liabilities	79,138	73,674
AMT Credit	13,291	—
NOL carryforwards	146,520	205,398
Valuation allowance	(26,977)	(24,931)
Deferred tax liabilities:
Property and equipment	(102,790)	(122,523)
Other assets	(9,523)	(6,931)

Net non-current deferred tax asset	$121,859	$148,805

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

At January 31, 2004, the Company had $455,674 of federal tax net operating loss carryforwards (“NOLs”). During 2002, the Company recorded a full valuation allowance against its state tax NOL carryforwards. The carryforwards will expire between 2005 and 2018. The future utilization of the federal carryforwards is restricted under federal income tax change-in-ownership rules. The Company believes it will be profitable during periods from 2004 through 2018 sufficiently to utilize the benefit of the NOLs, after considering the valuation allowance, and it is more likely than not that the benefit of the net deferred tax assets will be realized.

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

	2003	2002	2001
Expected federal income taxes at 35%	$38,457	$22,533	$183
State income taxes, net of federal benefit and valuation allowance changes	612	455	(3,829)
Non-deductible goodwill	—	15,957	3,297
Effect of concluding tax examinations, net	(11,110)	23	—
Other items, net	(907)	1,180	550

Provision for income taxes	$27,052	$40,148	$201

During 2003, the Company concluded a federal tax examination of the Company’s 1998 and 1999 tax years on terms favorable to previously accrued contingent liabilities associated with those tax years. Additionally, the Company reevaluated its contingent liabilities for state-related tax filing positions. The net effect of reducing the federal tax contingent liabilities and increasing the state tax contingent liabilities during 2003 was an income tax benefit of $11,110.

During 2002, the Company favorably concluded a number of state tax examinations, many of which had addressed corporate organization changes that had occurred over the previous five years in conjunction with the Company’s multiple acquisitions. For 2002, the effect of the favorable conclusion to the tax examinations and the related corporate organization changes was to reduce the asset representing the future utilization of state net operating loss carryforwards ($20,100), to reduce the deferred tax rate representing the state tax benefit of tax basis differences ($17,700), and to reduce the contingent liabilities associated with various state and federal tax positions ($37,800).

The Company made income tax payments, net of refunds received, of $4,485, $1,134 and $319 during 2003, 2002 and 2001, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 7 – LONG-TERM DEBT

A summary of Long-Term Debt is as follows:

	January 31, 2004	February 1, 2003
Notes 7.25%, maturing 2004	$70,363	$70,363
Notes 7.00%, maturing 2004	72,286	72,286
Notes 8.25%, maturing 2008	190,324	451,550
Notes 7.50%, maturing 2010	250,000	250,000
Notes 9.875%, maturing 2011	141,557	141,557
Notes 7.00%, maturing 2013	208,105	—
Notes 7.375%, maturing 2019	200,000	200,000
Revolving credit agreement	—	—
Real estate and mortgage notes	6,665	7,168
Capital lease obligations	135,743	139,238

	1,275,043	1,332,162
Interest rate swap agreements, net	2,478	—
Current portion	(151,884)	(4,781)

	$1,125,637	$1,327,381

REVOLVING CREDIT AGREEMENT

On November 26, 2003, the Company amended its revolving credit agreement scheduled to mature in November 2006 by increasing the committed amount from $700,000 to $800,000 and extending the maturity date to February 2009. Borrowings under the amended facility continue to be secured by and limited by the Company’s merchandise inventories. At January 31, 2004 the carrying amount of inventories securing the credit agreement was $1,382,019, and the prescribed percentage of eligible inventories exceeded the $800,000 credit limit by $163,793.

During periods in which availability under the agreement exceeds $100,000, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $100,000, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger. The Company routinely issues stand-by and documentary letters of credit for purposes of securing foreign sourced merchandise, certain equipment leases, certain insurance programs and other contingent liabilities. Outstanding letters of credit serve to reduce availability under the revolving line of credit. During 2003, weighted average borrowings and letters of credit issued under this credit agreement were $143,951. The highest amount of borrowings and letters of credit outstanding under the agreement during 2003 was $163,684, principally related to the funding of seasonal working capital needs. Letters of credit outstanding at January 31, 2004 were $120,112. Borrowings bear interest at LIBOR plus a percentage ranging from 1.50% to 2.00% or at a bank’s base rate.

SENIOR NOTES

The Company had $1,132,635 of outstanding senior unsecured notes at January 31, 2004. There are no financial covenants associated with these notes, and there are no debt rating triggers. The notes restrict incurring secured debt to (1) the $800,000 revolving credit agreement and (2) debt that could be placed on certain property and equipment acquired since 2001.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

During 2003, the Company exchanged $208,105 in new 7.0% notes due in 2013 and $88,457 in cash for $261,226 of 8.25% notes due in 2008, resulting in a loss on early extinguishment of debt of $10,506. During 2002, the Company repurchased $24,250 in senior notes that resulted in a gain on early extinguishment of debt of $709.

At January 31, 2004, the Company had interest rate swap agreements with notional amounts of $150,000 and $100,000, which swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. The fair value of these swaps at January 31, 2004 was a loss of $2,140. The Company previously cancelled interest rate swap agreements resulting in net gains. The net gains on the cancellation of swap agreements are being amortized as a component of interest expense through 2008. At January 31, 2004, $4,618 of these net gains remained unamortized.

CONVERTIBLE NOTES

On March 23, 2004, the Company issued $230,000 of convertible senior notes that will bear interest of 2.0% and will mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 47.221 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions include: the Company can settle a conversion with shares and cash (limited to the principal); the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt after year seven; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25,000 of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to limit the exposure to dilution from the conversion of the notes by increasing the effective conversion premium.

MATURITIES

At January 31, 2004, maturities of long-term debt for the next five years and thereafter are as follows:

Year	Maturities
2004	$151,884
2005	6,457
2006	7,110
2007	7,807
2008	197,350
Thereafter	904,435

$1,275,043

The Company made interest payments of $112,955, $119,979 and $130,053, of which $2,384, $2,897 and $4,757 was capitalized into property and equipment during 2003, 2002 and 2001, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases certain property and equipment under various non-cancelable capital and operating leases. The leases provide for monthly fixed amount rentals or contingent rentals based upon sales in excess of

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

stated amounts and normally require the Company to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. Generally, the leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years.

At January 31, 2004, future minimum rental commitments under capital leases and non-cancelable operating leases consisted of the following:

	Operating Leases	Capital Leases
2004	$137,378	$23,351
2005	130,408	23,436
2006	120,829	23,604
2007	111,331	23,606
2008	105,047	22,086
Thereafter	608,005	222,376

	1,212,998	338,459

Amounts representing interest		(202,716)

Capital lease obligations		$135,743

Total rental expense for operating leases was $201,651, $203,636 and $200,932 during 2003, 2002 and 2001, respectively, including contingent rent of $22,502, $22,838 and $24,722, respectively, and common area maintenance costs of $27,602, $26,075 and $26,019, respectively.

At January 31, 2004, the Company has no commitments that are tied to the value of Saks Incorporated’s common stock. The Company has one agreement related to providing security to support prior years’ workers’ compensation obligations, which could require posting a letter of credit for $22,000 upon a reduction in debt ratings.

In the normal course of business, the Company purchases merchandise under purchase commitments; enters contractual commitments with real estate developers and construction companies for new store construction and store remodeling; and maintains contracts for various information technology, telecommunications, maintenance and other services. Commitments for purchasing merchandise generally do not extend beyond six months and may be cancelable several weeks prior to the vendor shipping the merchandise. Contractual commitments for the construction and remodeling of stores are typically lump sum or cost plus construction contracts. Contracts to purchase various services are generally less than one to two years and are cancelable within several weeks notice.

The Company is involved in several legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on annual evaluations of tax filing positions, the

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At January 31, 2004, two of the Company’s five open tax years were undergoing examination by the Internal Revenue Service.

NOTE 9 – EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS PLANS

The Company sponsors various qualified savings plans that cover substantially all full-time employees. Company contributions charged to expense under these plans for 2003, 2002 and 2001 were $12,187, $16,623 and $9,800, respectively. At January 31, 2004, total invested assets related to the employee savings plans was $550,472, of which approximately 5% was invested in the Company’s stock at the discretion of the participating employees.

DEFINED BENEFIT PLANS

The Company sponsors defined benefit pension plans for many employees of Carson’s and SFAE. The Company generally funds pension costs currently, subject to regulatory funding limitations.

The components of net periodic pension expense are as follows:

	2003	2002	2001
Net periodic pension expense:
Service cost	$7,165	$8,157	$12,992
Interest cost	22,186	22,852	22,424
Expected return on plan assets	(21,083)	(21,310)	(24,144)
Net amortization of (gains) losses and prior service costs	3,859	2,015	(542)

Net pension expense	$12,127	$11,714	$10,730

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of period (November 1)	$346,374	$332,179
Service cost	7,165	8,157
Interest cost	22,186	22,852
Plan amendment	849	(1,274)
Actuarial loss	25,909	13,229
Benefits paid	(33,542)	(28,769)

Benefit obligation at end of period (November 1)	$368,941	$346,374

Change in plan assets:
Fair value of plan assets at beginning of period (November 1)	$195,905	$216,851
Actual return on plan assets	40,812	(15,297)
Employer contributions	48,588	23,120
Benefits paid	(33,542)	(28,769)

Fair value of plan assets at end of period (November 1)	$251,763	$195,905

Pension plans’ funding status:
Accumulated benefit obligation at November 1	$(363,831)	(340,212)
Effect of projected salary increases	(5,110)	(6,162)

Projected benefit obligation at November 1	(368,941)	(346,374)
Fair value of plan assets at November 1	251,763	195,905

Funded status at November 1	(117,178)	(150,469)
Unrecognized actuarial loss	123,108	121,593
Unrecognized prior service cost	735	178
Contributions subsequent to November 1	69,846	47,586

Prepaid pension cost classified in other liabilities at balance sheet date	$76,511	$18,888

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability (reflected in Other Long-Term Liabilities)	$(43,609)	$(98,003)
Intangible asset	6,453	7,117
Additional minimum pension liability (reflected in Shareholders’ Equity, net of tax)	113,667	109,774

Net amount recognized at balance sheet date	$76,511	$18,888

Assumptions:
Discount rate, at end of period	6.25%	6.75%
Expected long-term rate of return on assets, for periods ended January 31, 2004 and February 1, 2003	8.50%	9.00%
Average assumed rate of compensation increase	4.00%	4.00%
Measurement date	11/1/03	11/1/02

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

At November 1, 2003, the plans’ projected benefit obligation exceeded the fair value of the plans’ assets by $117,178. The underfunded status is reflected in the accompanying balance sheet as follows:

Amount previously recognized through expense and reflected in Other Long-Term Liabilities at January 31, 2004	$(6,665)

Amount not recognized in expense, yet recognized in Other Comprehensive Income, in Other Long-Term Liabilities and in Shareholders’ Equity	113,667

Amount not recognized in expense, yet reflected in Other Assets and Other Long-Term Liabilities	6,453

Amount not recognized in expense and not reflected in Other Long-Term Liabilities	3,723

Total underfunded status at November 1, 2003	117,178

The Company contributed $69,846 to the plans in January 2004. This contribution served to reduce the underfunded status of the plan and the liability reflected in Other Long-Term Liabilities.

Plan weighted-average asset allocations at November 1, 2003 and 2002, by asset category were as follows:

	November 1, 2003	November 1, 2002
Equity	64.9%	60.2%
Debt	29.6%	26.3%
Real estate	5.0%	6.1%
Other	0.5%	7.4%

Total	100.0%	100.0%

The plan’s target allocation is determined taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies and expected returns on various asset categories. At November 1, 2003 and 2002, the plan’s target asset allocation was approximately 65% equity, 30% fixed income and 5% real estate. At November 1, 2003 and 2002, equity securities include Company stock in the amounts of $1,584 and $1,297, respectively (less than 1% of total plan assets).

The Company’s benefit payments to plan participants approximate $32,000 annually.

Pension assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.

•	To the extent the discount rate increases or decreases, the Company’s Accumulated Benefit Obligation (ABO) is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $8,000 on the ABO and $500 on annual pension expense. To the extent the ABO increases, the after-tax effect of such serves to reduce Other Comprehensive Income and reduce Shareholders’ Equity.

•

The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. To the extent the actual rate of return on assets realized is greater than the

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 15 to 20 years. The Company will lower the expected long-term rate of return on assets to 8.00% in 2004, which is expected to increase the annual pension expense by approximately $1,500.

•	The average rate of compensation increases is utilized principally in calculating the Projected Benefit Obligation and annual pension expense. The estimated effect of a 0.25% change in the expected compensation increase would not be material to the Projected Benefit Obligation or to annual pension expense.

•	At November 1, 2003, the Company had unrecognized pension expense of $123,843 related to the delayed recognition of differences between underlying actuarial assumptions and actual results, as well as plan amendments. This delayed recognition of expense is incorporated into the $117,178 underfunded status of the plans as presented in the table above, before the effect of the $69,486 contribution in January 2004.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

RETIREE HEALTH CARE PLANS

The Company provides health care benefits for certain groups of employees who retired before 1997. The plans were contributory with the Company providing a frozen annual credit of varying amounts per year of service. The net annual expense and liabilities for the unfunded plans reflected in the Company’s consolidated balance sheets are as follows:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of period (November 1)	$8,019	$7,578
Interest cost	512	520
Actuarial loss	71	569
Benefits paid	(695)	(648)

Benefit obligation at end of period (November 1)	$7,907	$8,019

Plan funding status:
Accumulated post-retirement benefit obligation at November 1	$(7,907)	$(8,019)
Fair value of plan assets at November 1	—	—

Funded status at November 1	(7,907)	(8,019)
Unrecognized actuarial gain	(4,176)	(4,606)
Contributions subsequent to measurement date	97	140

Accrued pension cost classified in other liabilities at balance sheet date	$(11,986)	$(12,485)

Sensitivity analysis:
Effect of a 1.0% increase in health care cost trend assumption on total service cost and interest cost components	$28	$28
Effect on benefit obligations	$465	$422
Effect of a 1.0% decrease in health care cost trend assumption on total service cost and interest cost components	$(26)	$(26)
Effect on benefit obligation	$(420)	$(381)

Assumptions:
Discount rate, at end of period	6.25%	6.75%
Pre-Medicare medical inflation	9.00%	10.00%
Post-Medicare medical inflation	9.00%	10.00%
Ultimate medical inflation	5.50%	5.50%
Measurement date	11/1/03	11/1/02

NOTE 10 – SHAREHOLDERS’ EQUITY

On April 8, 2003, the Company announced that its Board of Directors had authorized a 25,000 share increase in the Company’s share repurchase program, bringing the total number of authorized shares to 35,000. During 2003, 2002 and 2001, the Company repurchased 7,904, 700 and 460 shares under the programs for an aggregate amount of $74,537, $7,111 and $3,586, respectively. There were 21,892 shares available for repurchase under authorized programs at January 31, 2004. Included in the 2003 activity were shares repurchased subject to an April 2004 price settlement agreement containing a cap and a floor. The Company’s maximum and

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

likely exposure under this agreement is approximately $5,000, bringing the cost of the 2003 repurchased shares to approximately $80,000.

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

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend to shareholders of $2.00 per common share. The special dividend is payable on May 17, 2004 to shareholders of record as of April 30, 2004. The dividend payout is expected to be approximately $284,000. As a result of this special one-time dividend, the exercise price of outstanding stock options, the number of shares of common stock subject to such options and the conversion rate under the terms of the convertible senior notes will be adjusted. The effect of this adjustment on stock options will be to increase the number, and reduce the exercise price of stock options outstanding based upon a ratio of (i) the closing price of a common share on the day immediately preceding the ex-dividend date to (ii) the opening price on the ex-dividend date. The effect of this adjustment on the convertible senior notes is to increase the conversion rate by the ratio of the average market price of the common shares preceding the ex-dividend date to the average market price less the $2.00 per share dividend. The $230,000 debt would fully convert into 10,861 common shares prior to the dividend adjustment.

NOTE 11- EMPLOYEE STOCK PLANS

STOCK OPTIONS AND GRANTS

The Company maintains stock plans for the granting of options, stock appreciation rights and restricted shares to employees and directors. At January 31, 2004 and February 1, 2003, the Company had available for grant 613 and 1,379 shares of common stock, respectively. Options granted generally vest over a four-year period after issue and have an exercise term of seven to ten years from the grant date. Restricted shares generally vest one to ten years after the grant date and in some cases with accelerated vesting at the discretion of the Company’s Board of Directors.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

A summary of the stock option plans for 2003, 2002 and 2001 is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	27,034	$14.65	27,602	$14.57	25,094	$15.20
Granted	1,077	11.54	2,352	13.14	4,707	11.18
Exercised	(6,304)	10.25	(1,521)	9.83	(267)	8.75
Forfeited	(1,304)	17.55	(1,399)	15.97	(1,932)	15.24

Outstanding at end of year	20,503	$15.66	27,034	$14.65	27,602	$14.57
Options exercisable at year end	14,738	$17.12	17,530	$16.31	14,303	$16.94

Weighted average fair value of options granted during the year	$4.04		$6.25		$6.11

The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at January 31, 2004	Weighted Average Exercise Price
$5.64 to $8.45	299	5.8	$7.57	77	$7.41
$8.46 to $12.69	11,385	4.2	$10.77	6,922	$10.68
$12.70 to $18.69	2,525	5.0	$15.31	1,445	$15.61
$18.70 to $28.05	3,806	4.1	$21.05	3,806	$21.05
$28.06 to $42.09	2,424	4.2	$30.66	2,424	$30.66
$42.10 to $63.15	64	3.2	$47.45	64	$47.45

	20,503	4.3	$15.66	14,738	$17.12

The Company also granted restricted stock awards of 569, 585 and 900 shares to certain employees in 2003, 2002 and 2001, respectively. The fair value of these awards on the dates of grants was $6,401, $6,790 and $9,621 for 2003, 2002 and 2001, respectively. During 2003, 2002 and 2001, compensation cost of $7,849, $7,213 and $6,182, respectively, was recognized in connection with these awards. At January 31, 2004 and February 1, 2003, the Company had unearned compensation amounts related to these awards of $9,256 and $11,280, respectively, included in Additional Paid-In Capital. The Company has committed to make additional grants of stock aggregating up to 975 shares upon prescribed performance measures. At January 31, 2004 these additional grants had not been used to reduce the number of shares available under the Company’s stock plans.

STOCK PURCHASE PLAN

The stock purchase plan provides for an aggregate of 1,450 shares of the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discount to market value. Under the plan,

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

94 ($900), 127 ($1,000) and 123 ($900) shares of the Company’s common stock were purchased by employees in 2003, 2002 and 2001, respectively. At January 31, 2004, the plan had 467 shares available for future offerings.

NOTE 12 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company’s cash and cash equivalents, retained interest in accounts receivable and accounts payable approximate their carrying amounts reported in the consolidated balance sheets, due to the immediate or short-term maturity of these instruments. For variable rate notes that reprice frequently, such as the revolving credit agreement, fair value approximates carrying value. The fair value of fixed rate real estate and mortgage notes is estimated using discounted cash flow analyses with interest rates currently offered for loans with similar terms and credit risk, and as of January 31, 2004 and February 1, 2003 the fair value of these notes approximated the carrying value.

The fair values of the Company’s financial instruments other than the instruments considered short-term in nature at January 31, 2004 and February 1, 2003 were as follows:

	Carrying Amount	Estimated Fair Value
January 31, 2004
7.25% senior notes	$70,363	$72,800
7.00% senior notes	$72,286	$73,400
8.25% senior notes	$190,324	$209,400
7.50% senior notes	$250,000	$272,500
9.875% senior notes	$141,557	$169,900
7.00% senior notes	$208,105	$215,400
7.375% senior notes	$200,000	$204,000

February 1, 2003
7.25% senior notes	$70,363	$71,100
7.00% senior notes	$72,286	$73,000
8.25% senior notes	$451,550	$440,300
7.50% senior notes	$250,000	$232,500
9.875% senior notes	$141,557	$145,100
7.375% senior notes	$200,000	$165,000

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices.

NOTE 13 – INTEGRATION, REORGANIZATION AND OTHER CHARGES

In 2003, the Company completed the consolidation of its Younkers home office operations into its Carson’s headquarters in an effort to further integrate its northern SDSG operations. The Company incurred charges (revisions) of ($62) and $13,942 in 2003 and 2002, respectively, related to the Younkers consolidation efforts, which primarily included severance and retention costs and property write-offs. Consistent with the adoption of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company applied the

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

provisions of this standard such that Younkers’ consolidation costs were recognized when the expenses were incurred. All Younkers’ consolidation charges in 2003 and 2002 are reflected in either the Integration Charges or the Losses from Long-Lived Assets line items. In 2003, the Company incurred $10,119 in transition costs associated with leadership changes at SFAE and included such in SG&A. At January 31, 2004 approximately $1,000 of these reorganization charges remained unpaid.

During 2001 and 2002, the Company reorganized its Saks Direct business (SFAE’s catalog and e-commerce operations). The charges for 2001 of $35,100 primarily related to severance, inventory markdowns and the write-off of fixed assets and associated goodwill. During 2002, the Company incurred $763 of severance charges to complete the reorganization of this business. All Saks Direct charges are reflected in SG&A, Cost of Sales or Losses from Long-Lived Assets.

During 2001, the Company incurred $1,539 of integration charges, primarily related to the completion of the consolidation of three SDSG southern distribution centers and the consolidation of the McRae’s and Herberger’s operating divisions into Proffitt’s and Carson’s, respectively. All charges associated with these consolidations are reflected in the Integration Charges line item.

During 2003, the Company acquired $5,000 in convertible preferred shares in FAO, Inc. (“FAO”). The investment was accounted for using the cost method of accounting. On December 3, 2003, FAO filed for Chapter 11 bankruptcy protection, and accordingly, the Company realized a $5,000 loss on this investment. This loss is included in the Other Income (Expense) line item.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 14 – SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net Sales:
Saks Department Stores Group	$3,619,738	$3,574,080	$3,621,819
Saks Fifth Avenue Enterprises	2,435,317	2,337,042	2,448,749

	$6,055,055	$5,911,122	$6,070,568

Operating Income:
Saks Department Stores Group	$183,155	$197,227	$222,910
Saks Fifth Avenue Enterprises	108,524	101,466	(22,744)
Items not allocated	(61,690)	(65,594)	(95,797)

	$229,989	$233,099	$104,369

Depreciation and Amortization:
Saks Department Stores Group	$119,465	$113,247	$117,919
Saks Fifth Avenue Enterprises	98,661	98,684	99,196
Other	3,224	4,091	2,658

	$221,350	$216,022	$219,773

Total Assets:
Saks Department Stores Group	$2,128,132	$2,195,498	$2,202,762
Saks Fifth Avenue Enterprises	1,717,288	1,770,820	1,852,648
Other	809,449	613,038	540,111

	$4,654,869	$4,579,356	$4,595,521

Capital Expenditures:
Saks Department Stores Group	$79,025	$52,408	$67,723
Saks Fifth Avenue Enterprises	46,903	47,459	87,503
Other	53,154	42,488	64,612

	$179,082	$142,355	$219,838

“Operating Income” for the segments includes revenue; cost of sales; direct selling, general and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally included in two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management; and (2) certain items, while often times relate to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

maker in assessing segment operating performance. During 2003, 2002 and 2001, items not allocated were comprised of the following:

	2003	2002	2001
General corporate expenses	$(42,382)	$(32,483)	$(31,691)
Losses from long-lived assets	(8,150)	(19,547)	(32,621)
Integration charges	62	(9,981)	(1,539)
Reorganization charges	(10,119)	(763)	(20,049)
Other items, net	(1,101)	(2,820)	(9,897)

Items not allocated	$(61,690)	$(65,594)	$(95,797)

Losses from long-lived assets in 2003 primarily consisted of charges associated with the impairment or closure of underproductive stores and the write-off of deferred software. Reorganization charges in 2003 primarily consisted of transition costs associated with leadership changes at SFAE. Other items consisted of store closing costs (and reversals of previous store closing cost estimates).

Losses from long-lived assets in 2002 consisted of property write-downs associated with the Younkers consolidation and the impairment or closure of underproductive stores. Substantially all of the integration charges in 2002 resulted from the Younkers consolidation, and reorganization charges were associated with the completion of the Saks Direct reorganization. Other items consisted of Household transaction costs and net store closing charges.

In 2001, losses from long-lived assets primarily consisted of goodwill and property write-downs associated with the Saks Direct reorganization, and, to a lesser extent, the impairment or closure of stores. Integration charges in 2001 related to the consolidation of three SDSG southern distribution centers, and other items related to severance, rent and other costs associated with several store closings.

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information (including the reclassification effect of gains on extinguishment of debt in 2002) is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 31, 2004:
Total sales	$1,381,860	$1,237,104	$1,467,147	$1,968,944
Gross margin	522,691	451,042	570,649	747,951
Net income (loss)	14,437	(25,777)	12,353	81,814
Basic earnings (loss) per common share	$0.10	$(0.18)	$0.09	$0.59
Diluted earnings (loss) per common share	$0.10	$(0.18)	$0.09	$0.57

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

	First Quarter*	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended February 1, 2003:
Total sales	$1,426,227	$1,237,232	$1,406,142	$1,841,521
Gross margin	541,462	454,075	536,031	664,052
Net income (loss)	(25,392)	(20,400)	1,922	68,114
Basic earnings (loss) per common share, before cumulative effect of accounting change	$0.14	$(0.14)	$0.01	$0.48
Basic earnings (loss) per common share, after cumulative effect of accounting change	$(0.18)	$(0.14)	$0.01	$0.48
Diluted earnings (loss) per common share, before cumulative effect of accounting change	$0.14	$(0.14)	$0.01	$0.47
Diluted earnings (loss) per common share, after cumulative effect of accounting change	$(0.17)	$(0.14)	$0.01	$0.47

*	Includes a charge of $45,593 representing the cumulative affect of changing the accounting method for goodwill.

NOTE 16 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for 2003, 2002 and 2001 for: (1) Saks Incorporated; (2) on a combined basis, the guarantors of Saks Incorporated’s Senior Notes (which are all of the subsidiaries of Saks Incorporated except for NBGL, the subsidiaries associated with the Company’s proprietary credit card securitization program, and other immaterial subsidiaries); and (3) on a combined basis, NBGL, the subsidiaries associated with the Company’s proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the Senior Notes. The condensed consolidating financial statements presented as of and for the years ended January 31, 2004, February 1, 2003 and February 2, 2002 reflect the legal entity compositions at the respective dates. At January 31, 2004, NBGL and the subsidiaries associated with the Company’s former proprietary credit card securitization program had been dissolved. Thus, there were no assets or liabilities associated with non-guarantor subsidiaries at January 31, 2004. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At January 31, 2004, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2004

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES	$18,722	$6,036,333			$6,055,055
Cost of sales	11,230	3,751,492			3,762,722

GROSS MARGIN	7,492	2,284,841			2,292,333
Selling, general and administrative expenses	11,450	1,490,408	$18,866	$(43,395)	1,477,329
Other operating expenses	3,423	568,672			572,095
Store pre-opening costs		4,832			4,832
Integration charges		(62)			(62)
Losses from long-lived assets		8,150			8,150

OPERATING INCOME (LOSS)	(7,381)	212,841	(18,866)	43,395	229,989

OTHER INCOME (EXPENSE)
Finance charge income, net			43,395	(43,395)
Intercompany exchange fees		(8,373)	8,373
Intercompany servicer fees		10,556	(10,556)
Equity in earnings of subsidiaries	152,244	10,229		(162,473)
Interest expense	(95,078)	(14,378)	(257)		(109,713)
Loss on extinguishment of debt	(10,506)				(10,506)
Other income (expense), net		(4,859)	4,968		109

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	39,279	206,016	27,057	(162,473)	109,879
Provision (benefit) for income taxes	(43,548)	61,331	9,269		27,052

NET INCOME	$82,827	$144,685	$17,788	$(162,473)	$82,827

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2004

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$321,000	$44,834			$365,834
Merchandise inventories	3,319	1,447,956			1,451,275
Intercompany borrowings
Other current assets		162,893			162,893
Deferred income taxes, net		63,161			63,161

TOTAL CURRENT ASSETS	324,319	1,718,844			2,043,163
PROPERTY AND EQUIPMENT, NET	5,793	2,074,806			2,080,599
GOODWILL AND INTANGIBLES, NET		325,577			325,577
DEFERRED INCOME TAXES, NET		121,859			121,859
OTHER ASSETS	43,114	40,557			83,671
INVESTMENT IN AND ADVANCES TO
SUBSIDIARIES	3,107,659			(3,107,659)

	$3,480,885	$4,281,643	$—	$(3,107,659)	$4,654,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$830	$318,386			$319,216
Accrued expenses and other current liabilities	18,873	476,437			495,310
Intercompany borrowings
Current portion of long-term debt	142,649	9,235			151,884

TOTAL CURRENT LIABILITIES	162,352	804,058			966,410
LONG-TERM DEBT	992,465	133,172			1,125,637
OTHER LONG-TERM LIABILITIES	3,900	236,754			240,654
INVESTMENT BY AND ADVANCES FROM PARENT		3,107,659		(3,107,659)
SHAREHOLDERS’ EQUITY	2,322,168				2,322,168

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,480,885	$4,281,643	$—	$(3,107,659)	$4,654,869

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2004

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$82,827	$144,685	$17,788	$(162,473)	$82,827
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(152,244)	(10,229)		162,473
Depreciation and amortization	1,090	220,260			221,350
Provision for employee stock compensation	7,849				7,849
Deferred income taxes		40,198	(16,882)		23,316
Loss on extinguishment of debt	10,506				10,506
Losses from long-lived assets		8,150			8,150
Net cash from sale of proprietary credit cards			300,911		300,911
Changes in operating assets and liabilities, net	28,038	(245,636)	28,251		(189,347)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(21,934)	157,428	330,068		465,562

INVESTING ACTIVITIES
Purchases of property and equipment		(179,082)			(179,082)
Business acquisitions and investments		(14,012)			(14,012)
Proceeds from sale of assets		14,020			14,020

NET CASH USED IN INVESTING ACTIVITIES	—	(179,074)	—		(179,074)

FINANCING ACTIVITIES
Intercompany borrowings	289,157	56,698	(345,855)
Payments on long-term debt	(88,056)	(3,999)			(92,055)
Proceeds from issuance of stock	36,370				36,370
Purchases and retirements of common stock	(74,537)				(74,537)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	162,934	52,699	(345,855)		(130,222)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,000	31,053	(15,787)		156,266
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	180,000	13,781	15,787		209,568

CASH AND CASH EQUIVALENTS AT END OF YEAR	$321,000	$44,834	$—		$365,834

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED FEBRUARY 1, 2003

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES	$16,253	$5,894,869			$5,911,122
Cost of sales	10,172	3,705,330			3,715,502

GROSS MARGIN	6,081	2,189,539			2,195,620
Selling, general and administrative expenses	11,221	1,478,457	93,660	$(228,456)	1,354,882
Other operating expenses	3,828	569,664			573,492
Store pre-opening costs		4,619			4,619
Losses from long-lived assets		19,547			19,547
Integration charges		9,981			9,981

OPERATING INCOME (LOSS)	(8,968)	107,271	(93,660)	228,456	233,099

OTHER INCOME (EXPENSE)
Finance charge income, net			228,456	(228,456)
Intercompany exchange fees		(43,893)	43,893
Intercompany servicer fees		46,511	(46,511)
Equity in earnings of subsidiaries	94,934	47,910		(142,844)
Interest expense	(101,028)	(20,189)	(2,835)		(124,052)
Gain on extinguishment of debt	709				709
Other income (expense), net		229			229

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(14,353)	137,839	129,343	(142,844)	109,985
Provision (benefit) for income taxes	(38,597)	33,274	45,471		40,148

Income before cumulative effect of accounting change	24,244	104,565	83,872	(142,844)	69,837
Cumulative effect of a change in accounting principle, net of taxes	(45,593)	(45,593)		45,593	(45,593)

NET INCOME (LOSS)	$(21,349)	$58,972	$83,872	$(97,251)	$24,244

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF FEBRUARY 1, 2003

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$180,000	$13,781	$15,787		$209,568
Retained interest in accounts receivable			267,062		267,062
Merchandise inventories	3,317	1,303,350			1,306,667
Intercompany borrowings		4,778	65,137	$(69,915)
Other current assets		93,422			93,422
Deferred income taxes, net		58,688	(16,882)		41,806

TOTAL CURRENT ASSETS	183,317	1,474,019	331,104	(69,915)	1,918,525
PROPERTY AND EQUIPMENT, NET	6,793	2,136,312			2,143,105
GOODWILL AND INTANGIBLES, NET		316,430			316,430
DEFERRED INCOME TAXES, NET		148,805			148,805
OTHER ASSETS	14,268	36,074	2,149		52,491
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	3,273,059	177,958		(3,451,017)

	$3,477,437	$4,289,598	$333,253	$(3,520,932)	$4,579,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$829	$273,160			$273,989
Accrued expenses and other current liabilities	22,591	493,331			515,922
Intercompany borrowings		65,137	$4,778	$(69,915)
Current portion of long-term debt		4,781			4,781

TOTAL CURRENT LIABILITIES	23,420	836,409	4,778	(69,915)	794,692
LONG-TERM DEBT	1,185,756	141,625			1,327,381
OTHER LONG-TERM LIABILITIES	989	189,022			190,011
INVESTMENT BY AND ADVANCES FROM PARENT		3,122,542	328,475	(3,451,017)
SHAREHOLDERS’ EQUITY	2,267,272				2,267,272

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,477,437	$4,289,598	$333,253	$(3,520,932)	$4,579,356

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 1, 2003

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$24,244	$58,972	$83,872	$(142,844)	$24,244
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(140,527)	(47,910)		188,437
Gain on extinguishment of debt	(709)				(709)
Cumulative effect of accounting change	45,593	45,593		(45,593)	45,593
Depreciation and amortization	1,081	214,941			216,022
Provision for employee stock compensation	7,213				7,213
Deferred income taxes		38,200	2,168		40,368
Losses from long-lived assets		19,547			19,547
Changes in operating assets and liabilities, net	(82)	(46,600)	(29,295)		(75,977)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(63,187)	282,743	56,745		276,301

INVESTING ACTIVITIES
Purchases of property and equipment		(142,355)			(142,355)
Proceeds from sale of assets		2,434			2,434

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(139,921)	—		(139,921)

FINANCING ACTIVITIES
Intercompany borrowings	196,872	(150,443)	(46,429)
Payments on long-term debt	(24,164)	(5,229)			(29,393)
Purchases and retirements of common stock	(7,111)				(7,111)
Proceeds from issuance of stock	10,590				10,590

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	176,187	(155,672)	(46,429)		(25,914)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113,000	(12,850)	10,316		110,466
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	67,000	26,631	5,471		99,102

CASH AND CASH EQUIVALENTS AT END OF YEAR	$180,000	$13,781	$15,787		$209,568

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED FEBRUARY 2, 2002

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES	$16,185	$6,043,677	$10,706		$6,070,568
Cost of sales	10,193	3,914,949	13,008		3,938,150

GROSS MARGIN	5,992	2,128,728	(2,302)		2,132,418
Selling, general and administrative expenses	10,806	1,520,472	102,220	$(222,232)	1,411,266
Other operating expenses	3,734	572,085	1,674		577,493
Store pre-opening costs		5,130			5,130
Integration charges		1,539			1,539
Losses from long-lived assets		32,621			32,621

OPERATING INCOME (LOSS)	(8,548)	(3,119)	(106,196)	222,232	104,369

OTHER INCOME (EXPENSE)
Finance charge income, net			222,232	(222,232)
Intercompany exchange fees		(42,826)	42,826
Intercompany servicer fees		49,407	(49,407)
Equity in earnings of subsidiaries	52,808	45,021		(97,829)
Interest expense	(105,772)	(22,127)	(3,140)		(131,039)
Gain on extinguishment of debt	26,110				26,110
Other income (expense), net	(68)	1,151			1,083

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(35,470)	27,507	106,315	(97,829)	523

Provision (benefit) for income taxes	(35,792)	(6,480)	42,473		201

NET INCOME	$322	$33,987	$63,842	$(97,829)	$322

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 2, 2002

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$322	$33,987	$63,842	$(97,829)	$322
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(52,808)	(45,021)		97,829
Gain on extinguishment of debt	(26,110)				(26,110)
Depreciation and amortization	1,035	218,043	695		219,773
Provision for employee stock compensation	6,182				6,182
Deferred income taxes		(55)	1,120		1,065
Losses from long-lived assets		32,621			32,621
Changes in operating assets and liabilities, net	2,036	155,383	(17,300)		140,119

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(69,343)	394,958	48,357		373,972

INVESTING ACTIVITIES
Purchases of property and equipment		(217,153)	(2,685)		(219,838)
Proceeds from sale of assets		305,441			305,441

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	88,288	(2,685)		85,603

FINANCING ACTIVITIES
Intercompany borrowings	515,805	(447,792)	(68,013)
Payments on long-term debt	(417,158)	(5,671)			(422,829)
Proceeds from issuance of stock	1,282				1,282
Purchases and retirements of common stock	(3,586)				(3,586)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	96,343	(453,463)	(68,013)		(425,133)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,000	29,783	(22,341)		34,442
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	40,000	(3,152)	27,812		64,660

CASH AND CASH EQUIVALENTS AT END OF YEAR	$67,000	$26,631	$5,471		$99,102