Form 10-Q
period 2004-05-01
SAKS INC
filed 2004-06-09
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 1, 2004

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

As of May 1, 2004, the number of shares of the Registrant’s Common Stock outstanding was 142,739,980.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	May 1, 2004	January 31, 2004	May 3, 2003
ASSETS
Current Assets
Cash and cash equivalents	$568,536	$365,834	$502,776
Merchandise inventories	1,545,768	1,451,275	1,411,247
Other current assets	190,543	162,893	185,126
Deferred income taxes, net	57,903	63,161	71,322

Total current assets	2,362,750	2,043,163	2,170,471
Property and Equipment, net	2,060,930	2,080,599	2,117,992
Goodwill and Intangibles, net	325,143	325,577	316,054
Deferred Income Taxes, net	135,200	121,859	115,618
Other Assets	91,680	83,671	56,304

TOTAL ASSETS	$4,975,703	$4,654,869	$4,776,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$414,847	$319,216	$399,668
Accrued expenses and other current liabilities	469,532	495,310	492,281
Dividend payable	285,551	—	—
Current portion of long-term debt	147,212	151,884	7,371

Total current liabilities	1,317,142	966,410	899,320

Long-Term Debt	1,348,282	1,125,637	1,324,847
Other Long-Term Liabilities	248,425	240,654	275,342

Total liabilities	2,913,849	2,332,701	2,499,509

Commitments and Contingencies	—	—	—

Shareholders’ Equity	2,061,854	2,322,168	2,276,930

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,975,703	$4,654,869	$4,776,439

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales	$1,540,193	$1,381,860
Cost of sales (excluding depreciation and amortization)	938,598	859,169

Gross margin	601,595	522,691

Selling, general and administrative expenses	387,128	335,068
Other operating expenses	149,446	137,120
Store pre-opening costs	212	1,228
Integration charges	—	465
Losses from long-lived assets	4,059	2,278

Operating income	60,750	46,532

Other income (expense):
Interest expense	(25,966)	(28,864)
Other income (expense), net	(99)	5,068

Income before income taxes	34,685	22,736

Provision for income taxes	12,659	8,299

Net income	$22,026	$14,437

Basic earnings per common share	$0.16	$0.10
Diluted earnings per common share	$0.15	$0.10

Weighted average common shares:
Basic	141,027	143,233
Diluted	146,496	144,794

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	May 1, 2004	May 3, 2003
Operating Activities:
Net income	$22,026	$14,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,578	52,264
Losses from long-lived assets	4,059	2,278
Equity compensation	3,662	1,978
Deferred income taxes	7,188	3,671
Proceeds from sale of proprietary credit cards	—	331,311
Change in operating assets and liabilities, net	(47,782)	(75,390)

Net Cash Provided By Operating Activities	42,731	330,549

Investing Activities:
Purchases of property and equipment	(38,937)	(30,261)
Proceeds from the sale of property and equipment	—	1,558

Net Cash Used In Investing Activities	(38,937)	(28,703)

Financing Activities:
Proceeds from issuance of convertible senior notes	230,000	—
Payments for hedge and call options associated with convertible notes	(25,043)	—
Payments on long-term debt and capital lease obligations	(7,556)	(1,589)
Purchases and retirements of common stock	(12,082)	(7,049)
Proceeds from issuance of common stock	13,589	—

Net Cash Provided By (Used In) Financing Activities	198,908	(8,638)

Increase In Cash and Cash Equivalents	202,702	293,208

Cash and cash equivalents at beginning of period	365,834	209,568

Cash and cash equivalents at end of period	$568,536	$502,776

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 1, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

The accompanying balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all required generally accepted accounting principles disclosures.

The Company is a national retailer currently operating, through subsidiaries, traditional and luxury department stores. The Company operates the Saks Department Store Group (“SDSG”), which consists of stores operated under the following nameplates: Proffitt’s, McRae’s, Younkers, Parisian, Herberger’s, Carson Pirie Scott, Bergner’s, and Boston Store and Club Libby Lu specialty stores. The Company also operates Saks Fifth Avenue Enterprises (“SFAE”), which consists of Saks Fifth Avenue stores and Saks Off 5th stores.

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $11,133 and $9,956 for the three months ended May 1, 2004 and May 3, 2003, respectively. Leased department sales were $74,489 and $67,857 for the three months ended May 1, 2004 and May 3, 2003, respectively, and were excluded from net sales.

Cash and cash equivalents primarily consists of cash on hand in the stores, deposits with banks and investments in mutual funds that have original maturities of three months or less. Certain cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents included $500,000 and $463,000 at May 1, 2004 and May 3, 2003,

respectively, invested principally in various short-term bond funds, which were marked to market. At May 1, 2004, the Company had approximately $200,000 invested in a single short-term bond fund. Income earned on these cash equivalents was $486 and $1,202 for the three-month periods ended May 1, 2004 and May 3, 2003, respectively, and was reflected in Interest Expense. Cash of approximately $283,000 was used to fund a special one-time dividend on May 17, 2004. The remaining portion of less than $3,000 will be paid prospectively as restricted shares vest.

NOTE 2 - EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding.

	For the Three Months Ended May 1, 2004			For the Three Months Ended May 3, 2003
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS	$22,026	141,027	$0.16	$14,437	143,233	$0.10
Effect of dilutive stock options		5,469	(0.01)		1,561	—

Diluted EPS	$22,026	146,496	$0.15	$14,437	144,794	$0.10

Additionally, the Company had 7,297 and 27,195 options to purchase shares of common stock outstanding at May 1, 2004 and May 3, 2003, respectively, which were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average quarterly market price of the common shares. If the average quarterly market price becomes greater than the exercise price, these options will be dilutive, and the treasury stock method will be applied to determine the number of dilutive shares.

The Company’s convertible notes were also not considered in the calculation of dilutive shares because the terms of the notes include a conversion price in excess of the current market value of the Company’s stock and the holder cannot convert until the share price exceeds the conversion price by 20% for a specified trading period.

NOTE 3 - DEBT AND SHARE ACTIVITY

At May 1, 2004, the Company had interest rate swap agreements with notional amounts of $150,000 and $100,000, which swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. The fair value of these swaps at May 1, 2004 was a loss of $6,319.

On March 23, 2004, the Company issued $230,000 of convertible senior notes that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The conversion rate reflects an adjustment required by the special one-time dividend. The most significant terms and conditions related to the convertible senior notes include: the Company can settle a conversion with shares and cash (limited to the principal); the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt after year seven; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25,000 of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to limit the exposure to dilution from the conversion of the notes by increasing the effective conversion premium.

During the three-month period ended May 1, 2004, the company repurchased 744 of the Company’s common shares in the amount of $12,082. At May 1, 2004, there were 21,148 shares remaining available for repurchase under existing share repurchase programs. Included in prior year repurchase activity were shares repurchased subject to a June 2004 price settlement agreement containing a cap and a floor. The Company’s maximum and likely exposure under this agreement is approximately $5,000.

NOTE 4 – EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans for a significant portion of its employees. The Company generally funds pension costs currently, subject to regulatory funding requirements.

The components of net periodic pension expense for the three months ended May 1, 2004 and May 3, 2003 are as follows:

	May 1, 2004	May 3, 2003
Service cost	$1,731	$1,791
Interest cost	5,557	5,547
Expected return on plan assets	(5,983)	(5,271)
Net amortization of losses and prior service costs	1,469	965

Net periodic pension expense	$2,774	$3,032

The Company expects minimal funding requirements in the current year.

NOTE 5 – SHAREHOLDERS’ EQUITY

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend of $2.00 per common share to shareholders of record as of April 30, 2004. As of May 1, 2004, the Company had recorded a dividend payable and reduced retained earnings for the $285,551 dividend. Approximately $283,000 was paid out on May 17, 2004. The remaining portion of the dividend will be paid prospectively as restricted shares vest.

As a result of the special one-time dividend, the anti-dilution provisions of the employee stock plans prompted the exercise price and number of stock options to be adjusted pro-rata for the change in the share price on the ex-dividend date (April 28, 2004). The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date		As of January 31, 2004
	Prior to Adjustment	After Adjustment
Options outstanding	19,313	21,645	20,503
Options exercisable	14,381	16,117	14,738
Weighted average exercise price:
Options outstanding	$15.80	$14.10	$15.66
Options exercisable	$17.23	$15.39	$17.12

The following table summarizes the changes in shareholders’ equity for the three months ended May 1, 2004:

(In Thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 31, 2004	141,835	$14,183	$2,105,925	$273,670	$(71,610)	$2,322,168
Net income and comprehensive income				22,026		22,026
Dividend declared ($2.00 per share)				(285,551)		(285,551)
Issuance of common stock	1,247	125	13,464			13,589
Income tax benefit related to employee stock plans			5,045			5,045
Net activity under stock compensation plans	428	43	6,390			6,433
Convertible notes:
Hedge and call options			(25,043)			(25,043)
Income tax effect			15,269			15,269
Repurchase of common stock	(744)	(74)	(12,008)			(12,082)

Balance at May 1, 2004	142,766	$14,277	$2,109,042	$10,145	$(71,610)	$2,061,854

NOTE 6 – STOCK BASED COMPENSATION

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

If compensation cost for the Company’s stock-based compensation plan issuances prior to 2003 had been determined under the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended
	May 1, 2004	May 3, 2003
Net income as reported	$22,026	$14,437

Add: Stock-based compensation expense included in net income, net of related tax effects	2,325	1,516

Deduct: Total stock-based employee compensation expense determined under the fair value method	(6,313)	(7,598)

Pro forma net income	$18,038	$8,355

Basic earnings per common share
As reported	$0.16	$0.10
Pro forma	$0.13	$0.06

Diluted earnings per common share
As reported	$0.15	$0.10
Pro forma	$0.12	$0.06

NOTE 7 - CONTINGENCIES

The Company is involved in several legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company believes it has appropriately accrued for probable exposures.

Under the terms of a customer proprietary credit card program with Household Bank (SB), N.A. (“Household”), there are certain provisions that would allow each party to terminate the program agreement. If Household were to terminate the program agreement, the Company might be required to return to Household a declining portion of the premium it received when the credit card portfolio was sold to Household in 2003. The maximum contingent payment had the program been terminated early at May 1, 2004 would have been approximately $130,000. If the Company were to terminate the alliance, the Company would have the right to purchase the credit card accounts and associated accounts receivable from Household at their fair value.

At May 1, 2004 the Company maintained cash and cash equivalents of $568,536, of which approximately $500,000 was invested in various money market and short-term bond funds. It is the Company’s policy to have no more than $200,000 invested in any single obligor. At May 1, 2004 the Company’s largest investment with a single obligor was approximately $200,000.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised standards associated with disclosures about pensions and other postretirement benefits. This standard became effective at the end of fiscal year 2003 and the Company has provided the revised disclosures.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act was signed into law in December 2003. Any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect any amounts associated with the Act since the effects of the Act on the Company’s plan remain unknown until regulations are developed. The adoption of future guidance is not expected to have a material effect on the Company’s financial position or its results of operations.

NOTE 9 - SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales:
Saks Department Stores Group	$857,841	$799,151
Saks Fifth Avenue Enterprises	682,352	582,709

	$1,540,193	$1,381,860

Operating Income:
Saks Department Stores Group	$27,877	$24,512
Saks Fifth Avenue Enterprises	48,830	32,982
Items not allocated	(15,957)	(10,962)

	$60,750	$46,532

Depreciation and Amortization:
Saks Department Stores Group	$29,012	$27,309
Saks Fifth Avenue Enterprises	24,019	23,170
Other	547	1,785

	$53,578	$52,264

Total Assets:
Saks Department Stores Group	$2,216,117	$2,149,048
Saks Fifth Avenue Enterprises	1,749,115	1,676,759
Other	1,010,471	950,632

	$4,975,703	$4,776,439

Capital Expenditures:
Saks Department Stores Group	$17,853	$9,281
Saks Fifth Avenue Enterprises	8,131	12,693
Other	12,953	8,287

	$38,937	$30,261

“Operating Income” for the segments includes sales; cost of sales; direct selling, general, and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally represented by two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management; and (2) certain items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance. During the three-month periods ended May 1, 2004 and May 3, 2003, items not allocated were comprised of the following:

	May 1, 2004	May 3, 2003
General corporate expenses	$(11,898)	$(8,825)
Losses from long-lived assets	(4,059)	(2,278)
Integration charges	—	(465)
Other items, net	—	606

Items not allocated	$(15,957)	$(10,962)

Losses from long-lived assets in 2004 primarily consisted of charges associated with store closures and the write-off of software.

Losses from long-lived assets in 2003 primarily consisted of charges associated with the consolidation of various operating activities. Integration charges in 2003 primarily related to the consolidation of Younkers home office into Carson Pirie Scott. Other items consisted of the revisions made to previous store closing cost estimates.

NOTE 10 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated; (2) on a combined basis, the guarantors of Saks Incorporated’s Senior Notes (which are all of the subsidiaries of Saks Incorporated except for National Bank of The Great Lakes (“NBGL”), the subsidiaries associated with the Company’s former proprietary credit card securitization program, and other immaterial subsidiaries); and (3) on a combined basis, NBGL, the subsidiaries associated with the Company’s former proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the Senior Notes. The condensed consolidating financial statements presented as of and for the three-month periods ended May 1, 2004 and May 3, 2003 and as of January 31, 2004 reflect the legal entity compositions at the respective dates. In December 2003, NBGL and the subsidiaries associated with the Company’s former proprietary credit card securitization program were dissolved. Thus, there were no assets or liabilities associated with non-guarantor subsidiaries at January 31, 2004 or May 1, 2004. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At May 1, 2004, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 1, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$500,418	$68,118			$568,536
Merchandise inventories	3,745	1,542,023			1,545,768
Other current assets		190,543			190,543
Deferred income taxes, net		57,903			57,903

Total Current Assets	504,163	1,858,587			2,362,750

Property and Equipment, net	5,563	2,055,367			2,060,930
Goodwill and Intangibles, net		325,143			325,143
Deferred Income Taxes, net		135,200			135,200
Other Assets	48,015	43,665			91,680
Investment in and Advances to Subsidiaries	3,182,095			(3,182,095)

Total Assets	$3,739,836	$4,417,962	—	$(3,182,095)	$4,975,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$936	$413,911			$414,847
Accrued expenses and other current liabilities	24,011	445,521			469,532
Dividend payable	285,551				285,551
Current portion of long-term debt	142,649	4,563			147,212

Total Current Liabilities	453,147	863,995			1,317,142

Long-Term Debt	1,217,994	130,288			1,348,282
Other Long-Term Liabilities	6,841	241,584			248,425
Investment by and Advances from Parent		3,182,095		(3,182,095)
Shareholders’ Equity	2,061,854				2,061,854

Total Liabilities and Shareholders’ Equity	$3,739,836	$4,417,962	—	$(3,182,095)	$4,975,703

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 1, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,953	$1,535,240			$1,540,193
Costs and expenses
Cost of sales	3,032	935,566			938,598
Selling, general and administrative expenses	2,860	384,268			387,128
Other operating expenses	1,226	148,220			149,446
Store pre-opening costs		212			212
Losses from long-lived assets		4,059			4,059

Operating income (loss)	(2,165)	62,915			60,750
Other income (expense)
Equity in earnings of subsidiaries	37,129			(37,129)
Interest expense	(22,085)	(3,881)			(25,966)
Other income (expense), net		(99)			(99)

Income (loss) before income taxes	12,879	58,935		(37,129)	34,685
Provision (benefit) for income taxes	(9,147)	21,806			12,659

Net income (loss)	$22,026	$37,129	—	$(37,129)	$22,026

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 1, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$22,026	$37,129		$(37,129)	$22,026
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(37,129)			37,129
Depreciation and amortization	266	53,312			53,578
Equity compensation	3,662				3,662
Deferred income taxes		7,188			7,188
Losses from long-lived assets		4,059			4,059
Changes in operating assets and liabilities, net	14,831	(62,613)			(47,782)

Net Cash Provided By Operating Activities	3,656	39,075			42,731
INVESTING ACTIVITIES
Purchases of property and equipment		(38,937)			(38,937)

Net Cash Used In Investing Activities		(38,937)			(38,937)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(30,702)	30,702
Proceeds from issuing convertible senior notes	230,000				230,000
Payments for hedge and call options associated with convertible notes	(25,043)				(25,043)
Payments on long-term debt and capital lease obligations		(7,556)			(7,556)
Purchases and retirements of common stock	(12,082)				(12,082)
Proceeds from issuance of common stock	13,589				13,589

Net Cash Provided By Financing Activities	175,762	23,146			198,908
Increase In Cash and Cash Equivalents	179,418	23,284			202,702
Cash and cash equivalents at beginning of period	321,000	44,834			365,834

Cash and cash equivalents at end of period	$500,418	$68,118	—		$568,536

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 3, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$463,000	$21,932	$17,844		$502,776
Merchandise inventories	3,504	1,407,743			1,411,247
Other current assets		155,363	29,763		185,126
Deferred income taxes, net		71,322			71,322
Intercompany borrowings		4,349	1,663	$(6,012)

Total Current Assets	466,504	1,660,709	49,270	(6,012)	2,170,471

Property and Equipment, net	6,550	2,111,442			2,117,992
Goodwill and Intangibles, net		316,054			316,054
Deferred Income Taxes, net		115,618			115,618
Other Assets	15,506	40,651	147		56,304
Investment in and Advances to Subsidiaries	3,007,806	179,677		(3,187,483)

Total Assets	$3,496,366	$4,424,151	$49,417	$(3,193,495)	$4,776,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$876	$398,792			$399,668
Accrued expenses and other current liabilities	30,067	462,214			492,281
Intercompany borrowings		1,663	$4,349	$(6,012)
Current portion of long-term debt		7,371			7,371

Total Current Liabilities	30,943	870,040	4,349	(6,012)	899,320

Long-Term Debt	1,187,401	137,446			1,324,847
Other Long-Term Liabilities	1,092	274,250			275,342
Investment by and Advances from Parent		3,142,415	45,068	(3,187,483)
Shareholders’ Equity	2,276,930				2,276,930

Total Liabilities and Shareholders’ Equity	$3,496,366	$4,424,151	$49,417	$(3,193,495)	$4,776,439

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

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 3, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$14,437	$24,082	$17,533	$(41,615)	$14,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(31,642)	(9,973)		41,615
Depreciation and amortization	269	51,995			52,264
Equity compensation	1,978				1,978
Deferred income taxes		20,553	(16,882)		3,671
Losses from long-lived assets		2,278			2,278
Proceeds from sale of proprietary credit cards			331,311		331,311
Changes in operating assets and liabilities, net	8,677	(52,302)	(31,765)		(75,390)

Net Cash Provided By (Used In) Operating Activities	(6,281)	36,633	300,197		330,549

INVESTING ACTIVITIES
Purchases of property and equipment		(30,261)			(30,261)
Proceeds from the sale of assets		1,558			1,558

Net Cash Used In Investing Activities		(28,703)			(28,703)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	296,330	1,810	(298,140)
Payments on long-term debt and capital lease obligations		(1,589)			(1,589)
Purchases and retirements of common stock	(7,049)				(7,049)

Net Cash Provided By (Used In) Financing Activities	289,281	221	(298,140)		(8,638)

Increase In Cash and Cash Equivalents	283,000	8,151	2,057		293,208

Cash and cash equivalents at beginning of period	180,000	13,781	15,787		209,568

Cash and cash equivalents at end of period	$463,000	$21,932	$17,844		$502,776

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 31, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$321,000	$44,834			$365,834
Merchandise inventories	3,319	1,447,956			1,451,275
Other current assets		162,893			162,893
Deferred income taxes, net		63,161			63,161

Total Current Assets	324,319	1,718,844			2,043,163

Property and Equipment, net	5,793	2,074,806			2,080,599
Goodwill and Intangibles, net		325,577			325,577
Deferred Income Taxes, net		121,859			121,859
Other Assets	43,114	40,557			83,671
Investment in and Advances to Subsidiaries	3,107,659			(3,107,659)

Total Assets	$3,480,885	$4,281,643	—	$(3,107,659)	$4,654,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$830	$318,386			$319,216
Accrued expenses and other current liabilities	18,873	476,437			495,310
Current portion of long-term debt	142,649	9,235			151,884

Total Current Liabilities	162,352	804,058			966,410

Long-Term Debt	992,465	133,172			1,125,637
Other Long-Term Liabilities	3,900	236,754			240,654
Investment by and Advances from Parent		3,107,659		(3,107,659)
Shareholders’ Equity	2,322,168				2,322,168

Total Liabilities and Shareholders’ Equity	$3,480,885	$4,281,643	—	$(3,107,659)	$4,654,869

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

Saks Incorporated (and its subsidiaries, together the “Company”) is a U.S. retailer operating traditional and luxury department stores in 39 states. The Company operates its business through two principal business segments: the Saks Department Store Group (“SDSG”) and Saks Fifth Avenue Enterprises (“SFAE”). The Company’s merchandise offerings primarily consist of apparel, shoes, cosmetics and accessories, and to a lesser extent, gifts and home items. The Company offers national branded merchandise complemented by differentiated product through exclusive merchandise from core vendors, assortments from unique and emerging suppliers, and proprietary brands. At May 1, 2004, Saks operated 241 SDSG stores with 26.4 million square feet, 62 Saks Fifth Avenue stores with 6.5 million square feet, and 53 Off 5th units with 1.4 million square feet. During the quarter, the Company opened four mall-based Club Libby Lu stores, bringing the quarter-end total to 23.

Diluted earnings per share for the quarter increased 50% to $0.15 per share from $0.10 per share in the prior period. This substantial increase was the result of improvement in operating income at both of the Company’s segments, with the most significant increase at SFAE.

Operating income improvement was largely driven by a 10.2% consolidated comparable sales increase and a 130 basis point improvement in the gross margin rate. Improvement in operating income was achieved even after giving effect to a $10 million decline in net credit contribution attributable to the sale of the Company’s proprietary credit card portfolio on April 15, 2003.

The comparable sales growth was largely attributable to continued improvements in the economy, principally in the luxury sector. SFAE achieved a comparable store sales increase of 15.3% while SDSG experienced a 6.4% comp increase. The 130 basis point increase in the gross margin rate was achieved by systematically reducing the level of promotional activity, primarily at SFAE.

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend to shareholders of $2.00 per common share. The dividend was paid on May 17, 2004 to shareholders of record as of April 30, 2004. Management believes this dividend represents an efficient way to distribute surplus capital to shareholders and demonstrates confidence in the continued profitable growth of the business and a commitment to enhancing shareholder returns.

On March 23, 2004, the Company issued $230 million of 2% convertible senior notes due 2024. The Company plans to use the net proceeds to repurchase or repay a portion of its higher interest rate indebtedness and for general corporate purposes. This offering provided long-term liquidity to the Company on attractive terms and allows it to proactively manage its capital structure by lengthening the duration and lowering the cost of debt.

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

	Three Months Ended
	May 1, 2004	May 3, 2003
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	60.9	62.2
Selling, general & administrative expenses	25.1	24.2
Other operating expenses	9.7	9.9
Store pre-opening costs	0.0	0.1
Integration charges	—	0.0
Losses from long-lived assets	0.3	0.2

Operating income	3.9	3.4
Other income (expense):
Interest expense	(1.7)	(2.1)
Other income (expense), net	0.0	0.4

Income before income taxes	2.3	1.6

Provision for income taxes	0.8	0.6

Net income	1.4%	1.0%

THREE MONTHS ENDED MAY 1, 2004 COMPARED TO THREE MONTHS ENDED MAY 3, 2003

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from May 3, 2003 to May 1, 2004:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the three months ended May 3, 2003	$24.5	$33.0	$(11.0)	$46.5
Store sales and margin	29.5	49.4	—	78.9
Operating expenses	(17.2)	(32.3)	(3.7)	(53.2)
Net credit contribution	(8.9)	(1.3)	—	(10.2)
Integration, reorganization and other charges	—	—	0.5	0.5
Losses from long-lived assets	—	—	(1.8)	(1.8)

Increase (Decrease)	3.4	15.8	(5.0)	14.2

For the three months ended May 1, 2004	$27.9	$48.8	$(16.0)	$60.7

The most significant factor affecting operating income in the three-month period ended May 1, 2004 versus the prior year period ended May 3, 2003 was a 10.2% consolidated comparable store sales increase and the related margin contribution. An increase in operating expenses reflected selling payroll and marketing costs to support the sales increase in addition to a reduction in net credit contribution and costs incurred to invest in the business and streamline the organizational structure.

A comparable store sales increase of 15.3% at SFAE contributed to a $49.4 million improvement in sales and margin. An increase of $32.3 million in operating expenses at SFAE primarily reflected the increase in selling payroll and advertising expenses to support the sales increase. The net effect of new and closed stores contributed $1.2 million of operating income at SFAE.

A comparable store sales increase of 6.4% at SDSG contributed to a $29.5 million improvement in sales and margin. An increase in operating expenses at SDSG reflected an $8.9 million reduction in net credit contribution and a $17.2 million increase in selling payroll and advertising expenses to support the sales increase. The net effect of new and closed stores contributed $0.1 million of operating income at SDSG.

Expenses and charges not allocated to the segments increased by $3.7 million due largely to an increase in professional fees associated with litigation, complying with Sarbanes-Oxley Rule 404 and streamlining the business, in addition to an increase in losses from long-lived assets of $1.8 million.

NET SALES

The following table shows relevant net sales information by segment for the three-month periods ended May 1, 2004 and May 3, 2003:

	Three Months Ended		Total Increase	Total % Increase	Comp % Increase
(In Millions)	May 1, 2004	May 3, 2003
SDSG	$857.8	$799.2	$58.6	7.3%	6.4%
SFAE	682.4	582.7	99.7	17.1%	15.3%

Consolidated	$1,540.2	$1,381.9	$158.3	11.5%	10.2%

The majority of the sales increase was due to a consolidated comparable store sales increase of 10.2%, as the Company continued to enjoy improvement in the economy, principally in the luxury sector. In addition to the comparable store sales increase, sales generated from new stores added $24.8 million and were offset by a decline in sales of $4.6 million from the sale or closure of underproductive stores.

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

GROSS MARGIN

For the three months ended May 1, 2004, gross margin was $601.6 million, or 39.1% of net sales, compared to $522.7 million, or 37.8% of net sales, for the three months ended May 3, 2003. The improvement in gross margin was primarily the result of the increase in sales and a reduction in the level of promotional activity, primarily at SFAE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the three months ended May 1, 2004, SGA was $387.1 million, or 25.1% of net sales, compared to $335.1 million, or 24.2% of net sales, for the three months ended May 3, 2003. The increase of $52 million in expenses was largely due to an increase in selling payroll and marketing costs to support the sales increase, costs associated with strengthening the leadership team and streamlining the organizational structure and a reduction in net credit contribution as a result of the sale of the proprietary credit card portfolio.

OTHER OPERATING EXPENSES

For the three months ended May 1, 2004, other operating expenses were $149.4 million, or 9.7% of net sales, compared to $137.1 million, or 9.9% of net sales, for the three months ended May 3, 2003. The increase of $12.3 million was largely due to an increase in percentage rent resulting from the sales increase and higher payroll taxes related to sales driven compensation increases. Additionally, there was a year-over-year reduction in property tax refunds and increases in state unemployment tax rates in certain key states where the Company has a large number of store locations.

LOSSES FROM LONG-LIVED ASSETS

For the three months ended May 1, 2004 and May 3, 2003, the Company realized losses from long-lived assets of $4.1 million and $2.3 million, respectively. Current year and prior year charges were principally due to the write-off of fixed assets related to store closings and the write-off of software.

INTEREST EXPENSE

For the three months ended May 1, 2004, interest expense was $26.0 million, or 1.7% of net sales, compared to $28.9 million, or 2.1% of net sales, for the three months ended May 3, 2003. The reduction of $2.9 million was primarily due to a reduction in interest rates associated with fixed to floating swap agreements and the exchange of higher coupon senior notes for lower coupon senior notes in 2003.

INCOME TAXES

The effective tax rate for the three months ended May 1, 2004 and May 3, 2003 was flat year over year at 36.5%.

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

Cash provided by operating activities was $42.7 million for the three months ended May 1, 2004 and $330.5 million for the three months ended May 3, 2003. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. The $287.8 million decline in 2004 from 2003 was largely due to prior year receipt of proceeds from the sale of the proprietary credit card portfolio.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at May 1, 2004 increased from May 3, 2003 largely to keep pace with the comparable stores sales increase and due to accelerated seasonal merchandise receipts in response to current year sales trends.

Cash used in investing activities was $38.9 million for the three months ended May 1, 2004 and $28.7 million for the three months ended May 3, 2003. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-business infrastructure). The increase in 2004 is primarily the result of increased spending on new stores opening in the current year and information technology enhancements.

Property and equipment balances at May 1, 2004 decreased over May 3, 2003 balances primarily due to depreciation on existing assets during the last twelve months and to store closings and impairments; partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at May 1, 2004 increased from May 3, 2003 primarily due to the acquisition of Club Libby Lu, partially offset by intangibles amortization expense during the last twelve months.

Cash provided by (used in) financing activities was $198.9 million for the three months ended May 1, 2004 and ($8.6) million for the three months ended May 3, 2003. The year over year change was principally attributable to the current period net proceeds received from the issuance of $230 million of convertible notes.

During 2004, approximately $142.6 million of senior notes will mature, ($72.3 million in July 2004 and $70.3 million in December 2004). The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay this debt at maturity.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $800 million revolving credit facility. At May 1, 2004 and May 3, 2003, the Company maintained cash and cash equivalent balances of $568.5 million and $502.8 million, respectively. Exclusive of store operating cash approximating $30 million, cash was invested in various money market and short-term bond funds. At May 1, 2004, the company had approximately $200 million invested in a single short-term bond fund. At May 1, 2004 invested cash included proceeds from operating cash flows, the unexpended portion of the cash proceeds received from the sale of the Company’s proprietary credit card portfolio and the unexpended proceeds from the convertible debt offering. At May 1, 2004, the Company had no borrowings under its $800 million revolving credit facility, and had $154.5 million in unfunded letters of credit representing utilization. Unutilized availability under the facility was $645.5 million. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend to shareholders of $2.00 per common share. On May 17, 2004, the Company paid approximately $283 million to shareholders of record as of April 30, 2004. The remaining portion of the dividend will be paid prospectively as restricted shares vest.

CAPITAL STRUCTURE

The Company’s capital and financing structure is comprised of a revolving credit agreement, senior unsecured notes, capital and operating leases and real estate mortgage financing.

At May 1, 2004, total debt was $1,495 million, representing an increase of $163 million from the prior period balance of $1,332 million. This increase in debt was primarily the result of the issuance of $230 million of convertible senior notes, partially offset by a $53 million reduction related to the 2003 exchange offer and $14 million in debt payments over the last twelve months. This increase in debt when coupled with a decline in shareholders’ equity resulting from the special one-time dividend increased the debt to total capitalization percentage increased to 42.0% from 36.5%. The Company continuously evaluates its debt-to-capitalization in light of economic trends; business trends; levels of interest rates; and terms, conditions and availability of capital in the capital markets.

At May 1, 2004, the Company had $1,363 million of unsecured senior notes outstanding comprised of seven separate series having maturities ranging from 2004 to 2019. The senior notes have substantially identical terms except for the maturity dates and the interest coupons payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The terms of each senior note call for all principal to be repaid at maturity. Senior notes aggregating $72.3 million and $70.4 million will mature in July and December 2004, respectively. The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay these notes at maturity.

On March 23, 2004, the Company issued $230 million of convertible senior notes that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The conversion rate reflects an adjustment required by the special one-time dividend. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and cash (limited to the principal); the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt after year seven; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to limit the exposure to dilution from the conversion of the notes by increasing the effective conversion premium.

At May 1, 2004 the Company had $134 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $5 million and $7 million per year.

The Company is obligated to fund two cash balance pension plans. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal funding requirements in 2005 and 2006.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

During the three months ended May 1, 2004, the Company increased its long-term debt by $230 million related to the issuance of its convertible senior notes.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised standards associated with disclosures about pensions and other postretirement benefits. This standard became effective at the end of fiscal year 2003 and the Company has provided the revised disclosures.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act was signed into law in December 2003. Any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect any amounts associated with the Act since the effects of this Act on the Company’s plan remain unknown until regulations are developed. The adoption of future guidance is not expected to have a material effect on the Company’s financial position or its results of operations.

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

The forward-looking information and statements are based on a series of projections and estimates that involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; favorable customer response to planned changes in customer service formats; the effectiveness of planned advertising, marketing and promotional campaigns; favorable customer response to increased relationship marketing efforts and proprietary credit card loyalty programs; effective expense control; effective continued operations of credit card servicing operations; and changes in interest rates. For additional information regarding these and other risk factors, please refer to the Company’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission (“SEC”), which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk primarily arises from changes in interest rates and the U.S. equity and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Such derivative instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly defined in its risk management policies. The Company is exposed to interest rate risk primarily through its borrowings, and derivative financial instrument activities.

At May 1, 2004, the Company had interest rate swap agreements with notional amounts of $150 million and $100 million, which swapped coupon rates of 8.25% and 7.50%, respectively for floating rates. The fair value of these swaps at January 31, 2004 was a loss of $6.3 million.

The Company entered into an accelerated stock buy-back agreement in 2003. The agreement settles in June 2004 and the Company expects it will pay the maximum of approximately $5 million, which will serve to reduce shareholders’ equity.

Based on the Company’s market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at May 1, 2004, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended May 1, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is involved in several legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides information as of May 1, 2004 with respect to shares of Common Stock repurchased by the Company during the quarter then ended (shares and dollars in thousands except for per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
February 1, 2004 - February 28, 2004	—	—	—	—
February 29, 2004 - April 3, 2004	744	$16.19	744	21,148
April 4, 2004 - May 1, 2004	—	—	—	—

Total	744	$16.19	744	21,148

On April 8, 2003, the Board of Directors authorized a 25,000 share increase to the Company’s share repurchase program, bringing the total number of authorized shares to 35,000. The Company’s repurchase program authorizes the Company to repurchase the Company’s outstanding Common Stock. All repurchases of shares shown above occurred under this program.

Item 6. EXHIBITS.

(a)	Exhibits

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b)	Form 8-K Reports

The following 8-K’s were filed during the quarter ended May 1, 2004:

Date Filed	Subject
February 5, 2004	Sales release for the four weeks ended January 31, 2004

March 3, 2004	Sales release for the four weeks ended February 28, 2004

March 4, 2004	News release announcing results of operations and financial condition for the fourth quarter and fiscal year ended January 31, 2004

March 16, 2004	News release announcing declaration of special $2 per share dividend to common shareholders

March 16, 2004	Amended and Restated Credit Agreement dated November 26, 2003

March 17, 2004	Amended 8-K related to sales release for the four weeks ended February 28, 2004

March 26, 2004	News release announcing completion of offering of Convertible Senior Notes due March 15, 2024

April 8, 2004	Sales release for the five weeks ended April 3, 2004

April 30, 2004	News release announcing adjustment of conversion rate on 2% Convertible Senior Notes

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

June 9, 2004
Date

/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and
Chief Financial Officer