Form 10-Q
period 2004-07-31
SAKS INC
filed 2004-09-09
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 31, 2004

or

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

As of July 31, 2004, the number of shares of the Registrant’s Common Stock outstanding was 141,863,394.

TABLE OF CONENTS

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	July 31, 2004	January 31, 2004	August 2, 2003
ASSETS

Current Assets
Cash and cash equivalents	$205,323	$365,834	$389,748
Merchandise inventories	1,469,278	1,451,275	1,354,570
Other current assets	190,385	162,893	155,042
Deferred income taxes, net	83,129	63,161	77,176

Total current assets	1,948,115	2,043,163	1,976,536

Property and Equipment, net	2,046,985	2,080,599	2,114,151
Goodwill and Intangibles, net	324,709	325,577	323,987
Deferred Income Taxes, net	127,046	121,859	142,586
Other Assets	90,926	83,671	55,613

TOTAL ASSETS	$4,537,781	$4,654,869	$4,612,873

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$387,030	$319,216	$356,311
Accrued expenses and other current liabilities	442,959	495,310	438,945
Current portion of long-term debt	74,948	151,884	81,478

Total current liabilities	904,937	966,410	876,734

Long-Term Debt	1,349,762	1,125,637	1,241,455
Other Long-Term Liabilities	248,829	240,654	293,576

Total liabilities	2,503,528	2,332,701	2,411,765

Commitments and Contingencies	—	—	—

Shareholders’ Equity	2,034,253	2,322,168	2,201,108

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,537,781	$4,654,869	$4,612,873

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$1,350,357	$1,237,104	$2,890,550	$2,618,964
Cost of sales (excluding depreciation and amortization)	853,438	786,062	1,792,036	1,645,231

Gross margin	496,919	451,042	1,098,514	973,733

Selling, general and administrative expenses	369,410	327,319	756,538	662,387
Other operating expenses	142,820	139,471	292,266	276,591
Store pre-opening costs	1,027	1,033	1,239	2,261
Integration charges	—	70	—	535
(Gains) losses from long-lived assets	3,312	(4,232)	7,371	(1,954)

Operating income (loss)	(19,650)	(12,619)	41,100	33,913

Other income (expense):
Interest expense, net	(26,162)	(27,901)	(52,128)	(56,765)
Other income (expense), net	237	(76)	138	4,992

Income (loss) before income taxes	(45,575)	(40,596)	(10,890)	(17,860)

Provision (benefit) for income taxes	(16,635)	(14,819)	(3,976)	(6,520)

Net income (loss)	$(28,940)	$(25,777)	$(6,914)	$(11,340)

Earnings (loss) per common share	$(0.20)	$(0.18)	$(0.05)	$(0.08)

Weighted average common shares	141,591	140,498	141,309	141,866

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	July 31, 2004	August 2, 2003
Operating Activities:
Net income (loss)	$(6,914)	$(11,340)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,490	104,682
(Gains) losses from long-lived assets	7,371	(1,954)
Equity compensation	5,121	3,815
Deferred income taxes	(9,884)	(29,151)
Proceeds from sale of proprietary credit cards	—	300,911
Change in operating assets and liabilities, net	(26,371)	(44,061)

Net Cash Provided By Operating Activities	76,813	322,902

Investing Activities:
Purchases of property and equipment	(81,911)	(80,975)
Business acquisitions and investments	—	(14,012)
Proceeds from the sale of property and equipment	3,593	14,018

Net Cash Used In Investing Activities	(78,318)	(80,969)

Financing Activities:
Proceeds from issuance of convertible senior notes	230,000	—
Payments for hedge and call options associated with convertible notes	(25,043)	—
Payments on long-term debt and capital lease obligations	(81,606)	(2,822)
Cash dividends paid	(282,700)	—
Purchases and retirements of common stock	(18,661)	(59,110)
Proceeds from issuance of common stock	19,004	179

Net Cash Used In Financing Activities	(159,006)	(61,753)

Increase (Decrease) In Cash and Cash Equivalents	(160,511)	180,180

Cash and cash equivalents at beginning of period	365,834	209,568

Cash and cash equivalents at end of period	$205,323	$389,748

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

The accompanying balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles.

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

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $9,617 and $8,970 for the three months ended July 31, 2004 and August 2, 2003, respectively. Leased department sales were $63,814 and $58,719 for the three months ended July 31, 2004 and August 2, 2003, respectively, and were excluded from net sales. Commissions from leased departments were $20,750 and $18,926 for the six months ended July 31, 2004 and August 2, 2003, respectively. Leased department sales were $138,303 and $126,575 for the six months ended July 31, 2004 and August 2, 2003, respectively, and were excluded from net sales.

Cash and cash equivalents primarily consists of cash on hand in the stores, deposits with banks and investments in short-duration fixed income mutual funds. Certain cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents included $144,000 and $349,000 at July 31, 2004 and August 2, 2003, respectively, invested principally in various short-duration fixed income funds, which were marked to market. At July 31, 2004, the Company had all of its invested cash of $144,000 invested in a single short-term bond fund. Income earned on these cash equivalents was $1,851 and $1,242 for the three-month periods ended July 31, 2004 and August 2, 2003, respectively. For the six-month period ended July 31, 2004 and August 2, 2003, income earned on these cash equivalents was $2,338 and $2,444, respectively. These amounts were reflected in Interest Expense.

NOTE 2 – EARNINGS PER COMMON SHARE

Earnings per share (“EPS”) is computed based on the weighted average number of common shares outstanding. The Company had 20,114 and 27,259 options to purchase shares of common stock outstanding at July 31, 2004 and August 2, 2003, respectively, and 12,307 of potentially exercisable shares under convertible debt at July 31, 2004, which were not included in a computation of diluted EPS, principally because the Company had a loss for the period.

The Company’s $230,000 convertible debt includes a contingent conversion price provision and the option for a settlement in either cash or shares, known as net share settlement. Under current generally accepted accounting principles, these two provisions individually influence application of the as-if-converted method of calculating earnings per share. The Financial Accounting Standards Board (FASB) and the Emerging Issues Task Force (EITF) are contemplating changes to generally accepted accounting principles surrounding earnings per share that would require the Company to (1) assume share settlement and (2) to treat the convertible securities as non-contingent securities. The impact of both of these changes would require the Company to use the if-converted method in calculating dilutive earnings per share. When applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

NOTE 3 – DEBT AND SHARE ACTIVITY

At July 31, 2004, the Company had interest rate swap agreements with notional amounts of $150,000 and $100,000, which swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. The fair value of these swaps at July 31, 2004 was a loss of $7,246.

On March 23, 2004, the Company issued $230,000 of convertible senior notes that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The conversion rate reflects an adjustment required by the special one-time dividend. The most significant terms and conditions related to the convertible senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25,000 of the proceeds from the issuance to enter into a convertible note hedge and written call options on its common stock to limit the exposure to dilution from the conversion of the notes.

During the six-month period ended July 31, 2004, the Company repurchased 744 of the Company’s common shares in the amount of $12,082, which were all repurchased during the first quarter. At July 31, 2004, there were 21,148 shares remaining available for repurchase under the Company’s existing share repurchase program. Subsequent to July 31, 2004 and up through September 8, 2004, the Company repurchased an additional 4,368 shares of the Company’s common stock for $53,389.

The Company entered into an accelerated stock buyback program during 2003, whereby it purchased 4,570 shares subject to a price settlement agreement containing a cap and a floor. The Company settled the maturity of this agreement in June 2004 for $6,579, which served to reduce shareholders’ equity.

NOTE 4 – EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans for a significant portion of its employees. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense for the six-months ended July 31, 2004 and August 2, 2003 were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$1,731	$1,791	$3,462	$3,583
Interest cost	5,557	5,547	11,114	11,093
Expected return on plan assets	(5,983)	(5,271)	(11,966)	(10,542)
Net amortization of losses and prior service costs	1,469	965	2,938	1,929

Net periodic pension expense	$2,774	$3,032	$5,548	$6,063

The Company expects no additional funding requirements in the current year.

NOTE 5 – SHAREHOLDERS’ EQUITY

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend of $2.00 per common share to shareholders of record as of April 30, 2004. The Company reduced retained earnings for the $285,551 dividend payment, and $282,700 was paid out on May 17, 2004. The remaining portion of the dividend will be paid prospectively as restricted shares vest.

As a result of the special one-time dividend, the Human Resources Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the employee stock plans to adjust the exercise price of stock options and number of shares subject to oustanding stock options to reflect the change in the share price on the ex-dividend date (April 28, 2004). The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date		As of January 31, 2004
	Prior to Adjustment	After Adjustment

Options outstanding	19,313	21,645	20,503
Options exercisable	14,381	16,117	14,738
Weighted average exercise price:
Options outstanding	$15.80	$14.10	$15.66
Options exercisable	$17.23	$15.39	$17.12

The following table summarizes the changes in shareholders’ equity for the six months ended July 31, 2004:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 31, 2004	141,835	$14,183	$2,105,925	$273,670	$(71,610)	$2,322,168
Net income (loss)				(6,914)		(6,914)
Dividend declared ($2.00 per share)				(285,551)		(285,551)
Issuance of common stock	1,792	180	18,824			19,004
Income tax benefit related to employee stock plans			6,371			6,371
Net activity under stock compensation plans	390	39	7,571			7,610
Convertible notes:
Hedge and call options			(25,043)			(25,043)
Income tax effect			15,269			15,269
Repurchase of common stock	(744)	(74)	(18,587)			(18,661)

Balance at July 31, 2004	143,273	$14,328	$2,110,330	$(18,795)	$(71,610)	$2,034,253

NOTE 6 – STOCK-BASED COMPENSATION

The Company recorded compensation expense for all stock-based compensation plan issuances prior to 2003 using the intrinsic value method. Compensation expense, if any, was measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. In 2003, the Company began expensing the fair value of all stock-based grants over the vesting period on a prospective basis.

If compensation cost for the Company’s stock-based compensation plan issuances prior to 2003 had been determined under the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income (loss) as reported	$(28,940)	$(25,777)	$(6,914)	$(11,340)

Add: Stock-based compensation expense included in net income (loss), net of related tax effects	1,071	2,246	3,396	4,633

Deduct: Total stock-based employee compensation expense determined under the fair value method	(4,436)	(8,291)	(10,749)	(16,760)

Pro forma net income (loss)	$(32,305)	$(31,822)	$(14,267)	$(23,467)

Earnings(loss) per common share
As reported	$(0.20)	$(0.18)	$(0.05)	$(0.08)
Pro forma	$(0.23)	$(0.23)	$(0.10)	$(0.17)

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

Under the terms of a customer proprietary credit card program with Household Bank (SB), N.A. (“Household”), there are certain provisions that would allow each party to terminate the Program Agreement that governs the relationship. If Household were to terminate the Program Agreement, the Company might be required to return to Household a declining portion of the premium it received when the credit card portfolio was sold to Household in 2003. The maximum contingent payment had the program been terminated early at July 31, 2004 would have been approximately $127,000. If the Company were to terminate the program, the Company would have the right to purchase the credit card accounts and associated accounts receivable from Household at their fair value.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). Any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect any amounts associated with the Act since the effects of the Act on the Company’s plan remain unknown until regulations are developed. The adoption of future guidance is not expected to have a material effect on the Company’s financial position or its results of operations.

As further discussed in Note 2, The FASB and the EITF are contemplating changes to generally accepted accounting principles surrounding earnings per share that would require the Company to (1) assume share settlement and (2) to treat the convertible securities as non-contingent securities. The impact of both of these changes would require the Company to use the if-converted method in calculating dilutive earnings per share. When applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The FASB is also contemplating a change in the accounting for equity compensation. The Company will implement new accounting pronouncements if and when they become effective.

NOTE 9 – SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales:
Saks Department Stores Group	$770,350	$750,784	$1,628,191	$1,549,937
Saks Fifth Avenue Enterprises	580,007	486,320	1,262,359	1,069,027

	$1,350,357	$1,237,104	$2,890,550	$2,618,964

Operating Income:
Saks Department Stores Group	$5,411	$12,515	$33,288	$37,027
Saks Fifth Avenue Enterprises	(12,447)	(22,112)	36,383	10,870
Items not allocated	(12,614)	(3,022)	(28,571)	(13,984)

	$(19,650)	$(12,619)	$41,100	$33,913

Depreciation and Amortization:
Saks Department Stores Group	$29,121	$27,920	$58,133	$55,229
Saks Fifth Avenue Enterprises	24,244	23,290	48,263	46,460
Other	547	1,208	1,094	2,993

	$53,912	$52,418	$107,490	$104,682

Total Assets:
Saks Department Stores Group	$2,159,221	$2,103,728	$2,159,221	$2,103,728
Saks Fifth Avenue Enterprises	1,703,614	1,667,589	1,703,614	1,667,589
Other	674,946	841,556	674,946	841,556

	$4,537,781	$4,612,873	$4,537,781	$4,612,873

Capital Expenditures:
Saks Department Stores Group	$24,115	$22,793	$41,968	$32,074
Saks Fifth Avenue Enterprises	7,839	10,410	15,970	23,103
Other	11,020	17,511	23,973	25,798

	$42,974	$50,714	$81,911	$80,975

“Operating Income” for the segments includes sales; cost of sales; direct selling, general, and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally represented by two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management; and (2) certain items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance. During the three and six-month periods ended July 31, 2004 and August 2, 2003, items not allocated were comprised of the following:

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
General corporate expenses	$(9,302)	$(7,245)	$(21,200)	$(16,071)
Gains (losses) from long-lived assets	(3,312)	4,232	(7,371)	1,954
Integration charges	—	(70)	—	(535)
Other items, net	—	61	—	668

Items not allocated	$(12,614)	$(3,022)	$(28,571)	$(13,984)

Losses from long-lived assets in 2004 primarily consisted of charges associated with store closures and the write-off of software.

Net gains from long-lived assets in 2003 primarily resulted from the sale of property associated with closed stores. Integration charges in 2003 primarily related to the consolidation of Younkers home office into Carson Pirie Scott. Other items consisted of the revisions made to previous store closing cost estimates.

NOTE 10 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated; (2) on a combined basis, the guarantors of Saks Incorporated’s Senior Notes (which are all of the subsidiaries of Saks Incorporated except for National Bank of The Great Lakes (“NBGL”), the subsidiaries associated with the Company’s former proprietary credit card securitization program, and other immaterial subsidiaries); and (3) on a combined basis, NBGL, the subsidiaries associated with the Company’s former proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the Senior Notes. The condensed consolidating financial statements presented as of and for the three and six-month periods ended July 31, 2004 and August 2, 2003 and as of January 31, 2004 reflect the legal entity compositions at the respective dates. In December 2003, NBGL and the subsidiaries associated with the Company’s former proprietary credit card securitization program were dissolved. Thus, there were no assets or liabilities associated with non-guarantor subsidiaries at January 31, 2004 or July 31, 2004. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At July 31, 2004, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 31, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$144,000	$61,323			$205,323
Merchandise inventories	3,759	1,465,519			1,469,278
Other current assets		190,385			190,385
Deferred income taxes, net		83,129			83,129

Total Current Assets	147,759	1,800,356			1,948,115

Property and Equipment, net	5,309	2,041,676			2,046,985
Goodwill and Intangibles, net		324,709			324,709
Deferred Income Taxes, net		127,046			127,046
Other Assets	47,149	43,777			90,926
Investment in and Advances to Subsidiaries	3,152,601			(3,152,601)

Total Assets	$3,352,818	$4,337,564	—	$(3,152,601)	$4,537,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$940	$386,090			$387,030
Accrued expenses and other current liabilities	22,520	420,439			442,959
Current portion of long-term debt	70,363	4,585			74,948

Total Current Liabilities	93,823	811,114			904,937

Long-Term Debt	1,216,825	132,937			1,349,762
Other Long-Term Liabilities	7,917	240,912			248,829
Investment by and Advances from Parent		3,152,601		(3,152,601)
Shareholders’ Equity	2,034,253				2,034,253

Total Liabilities and Shareholders’ Equity	$3,352,818	$4,337,564	—	$(3,152,601)	$4,537,781

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,963	$1,346,394			$1,350,357
Costs and expenses
Cost of sales	2,367	851,071			853,438
Selling, general and administrative expenses	3,166	366,244			369,410
Other operating expenses	1,087	141,733			142,820
Store pre-opening costs		1,027			1,027
Losses from long-lived assets		3,312			3,312

Operating income (loss)	(2,657)	(16,993)			(19,650)

Other income (expense)
Equity in earnings of subsidiaries	(13,493)			13,493
Interest expense	(21,500)	(4,662)			(26,162)
Other income (expense), net		237			237

Income (loss) before income taxes	(37,650)	(21,418)		13,493	(45,575)

Provision (benefit) for income taxes	(8,710)	(7,925)			(16,635)

Net income (loss)	$(28,940)	$(13,493)	—	$13,493	$(28,940)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 31, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$8,916	$2,881,634			$2,890,550
Costs and expenses
Cost of sales	5,399	1,786,637			1,792,036
Selling, general and administrative expenses	6,026	750,512			756,538
Other operating expenses	2,313	289,953			292,266
Store pre-opening costs		1,239			1,239
Losses from long-lived assets		7,371			7,371

Operating income (loss)	(4,822)	45,922			41,100

Other income (expense)
Equity in earnings of subsidiaries	23,636			(23,636)
Interest expense	(43,585)	(8,543)			(52,128)
Other income (expense), net		138			138

Income (loss) before income taxes	(24,771)	37,517		(23,636)	(10,890)
Provision (benefit) for income taxes	(17,857)	13,881			(3,976)

Net income (loss)	$(6,914)	$23,636	—	$(23,636)	$(6,914)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$(6,914)	$23,636		$(23,636)	$(6,914)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(23,636)			23,636
Depreciation and amortization	532	106,958			107,490
Equity compensation	5,121	0			5,121
Deferred income taxes		(9,884)			(9,884)
Losses from long-lived assets		7,371			7,371
Changes in operating assets and liabilities, net	8,518	(34,889)			(26,371)

Net Cash (Used In) Provided By Operating Activities	(16,379)	93,192			76,813
INVESTING ACTIVITIES
Purchases of property and equipment		(81,911)			(81,911)
Proceeds from the sale of assets		3,593			3,593

Net Cash Used In Investing Activities		(78,318)			(78,318)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(10,935)	10,935
Proceeds from issuing convertible senior notes	230,000				230,000
Payments for hedge and call options associated with convertible notes	(25,043)				(25,043)
Payments on long-term debt and capital lease obligations	(72,286)	(9,320)			(81,606)
Purchases and retirements of common stock	(18,661)				(18,661)
Cash dividends paid	(282,700)				(282,700)
Proceeds from issuance of common stock	19,004				19,004

Net Cash (Used In) Provided By Financing Activities	(160,621)	1,615			(159,006)
Increase (Decrease ) In Cash and Cash Equivalents	(177,000)	16,489			(160,511)
Cash and cash equivalents at beginning of period	321,000	44,834			365,834

Cash and cash equivalents at end of period	$144,000	$61,323	—	—	$205,323

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 2, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$349,000	$24,131	$16,617		$389,748
Merchandise inventories	3,396	1,351,174			1,354,570
Other current assets		155,042			155,042
Deferred income taxes, net		77,176			77,176
Intercompany borrowings		1,367	3	$(1,370)

Total Current Assets	352,396	1,608,890	16,620	(1,370)	1,976,536

Property and Equipment, net	6,290	2,107,861			2,114,151
Goodwill and Intangibles, net		323,987			323,987
Deferred Income Taxes, net		142,586			142,586
Other Assets	13,374	42,092	147		55,613
Investment in and Advances to Subsidiaries	3,045,897	15,400		(3,061,297)

Total Assets	$3,417,957	$4,240,816	$16,767	$(3,062,667)	$4,612,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$849	$355,462			$356,311
Accrued expenses and other current liabilities	21,463	417,482			438,945
Intercompany borrowings		3	$1,367	$(1,370)
Current portion of long-term debt	72,286	9,192			81,478

Total Current Liabilities	94,598	782,139	1,367	(1,370)	876,734

Long-Term Debt	1,107,063	134,392			1,241,455
Other Long-Term Liabilities	15,188	278,388			293,576
Investment by and Advances from Parent		3,045,897	15,400	(3,061,297)
Shareholders’ Equity	2,201,108				2,201,108

Total Liabilities and Shareholders’ Equity	$3,417,957	$4,240,816	$16,767	$(3,062,667)	$4,612,873

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 2, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,656	$1,233,448			$1,237,104
Costs and expenses
Cost of sales	2,051	784,011			786,062
Selling, general and administrative expenses	2,726	324,474	$119		327,319
Other operating expenses	882	138,589			139,471
Store pre-opening costs		1,033			1,033
Integration costs		70			70
Gains from long-lived assets		(4,232)			(4,232)

Operating income (loss)	(2,003)	(10,497)	(119)	—	(12,619)

Other income (expense)
Intercompany exchange fees		(53)	53
Intercompany servicer fees		(170)	170
Equity in earnings of subsidiaries	(8,851)	95		8,756
Interest expense	(24,500)	(3,401)			(27,901)
Other income (expense), net		(76)			(76)

Income (loss) before income taxes	(35,354)	(14,102)	104	8,756	(40,596)
Provision (benefit) for income taxes	(9,577)	(5,253)	11		(14,819)

Net income (loss)	$(25,777)	$(8,849)	$93	$8,756	$(25,777)

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

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 2, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(11,340)	$15,232	$17,627	$(32,859)	$(11,340)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(22,791)	(10,068)		32,859
Depreciation and amortization	537	104,145			104,682
Equity compensation	3,815				3,815
Deferred income taxes		(12,269)	(16,882)		(29,151)
Gains from long-lived assets		(1,954)			(1,954)
Proceeds from sale of proprietary credit cards			300,911		300,911
Changes in operating assets and liabilities, net	12,118	(84,577)	28,398		(44,061)

Net Cash Provided By (Used In) Operating Activities	(17,661)	10,509	330,054		322,902

INVESTING ACTIVITIES
Purchases of property and equipment		(80,975)			(80,975)
Business acquisitions and investments		(14,012)			(14,012)
Proceeds from the sale of assets		14,018			14,018

Net Cash Used In Investing Activities		(80,969)			(80,969)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	245,592	83,632	(329,224)
Payments on long-term debt and capital lease obligations		(2,822)			(2,822)
Purchases and retirements of common stock	(59,110)				(59,110)
Proceeds from issuance of common stock	179				179

Net Cash Provided By (Used In) Financing Activities	186,661	80,810	(329,224)		(61,753)

Increase In Cash and Cash Equivalents	169,000	10,350	830		180,180

Cash and cash equivalents at beginning of period	180,000	13,781	15,787		209,568

Cash and cash equivalents at end of period	$349,000	$24,131	$16,617		$389,748

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 31, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$321,000	$44,834			$365,834
Merchandise inventories	3,319	1,447,956			1,451,275
Other current assets		162,893			162,893
Deferred income taxes, net		63,161			63,161

Total Current Assets	324,319	1,718,844			2,043,163

Property and Equipment, net	5,793	2,074,806			2,080,599
Goodwill and Intangibles, net		325,577			325,577
Deferred Income Taxes, net		121,859			121,859
Other Assets	43,114	40,557			83,671
Investment in and Advances to Subsidiaries	3,107,659			(3,107,659)

Total Assets	$3,480,885	$4,281,643	—	$(3,107,659)	$4,654,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$830	$318,386			$319,216
Accrued expenses and other current liabilities	18,873	476,437			495,310
Current portion of long-term debt	142,649	9,235			151,884

Total Current Liabilities	162,352	804,058			966,410

Long-Term Debt	992,465	133,172			1,125,637
Other Long-Term Liabilities	3,900	236,754			240,654
Investment by and Advances from Parent		3,107,659		(3,107,659)
Shareholders’ Equity	2,322,168				2,322,168

Total Liabilities and Shareholders’ Equity	$3,480,885	$4,281,643	—	$(3,107,659)	$4,654,869

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

MANAGEMENT’S OVERVIEW

Saks Incorporated (and its subsidiaries, together the “Company”) is a U.S. retailer operating traditional and luxury department stores in 39 states. The Company operates its business through two principal business segments: the Saks Department Store Group (“SDSG”) and Saks Fifth Avenue Enterprises (“SFAE”). The Company’s merchandise offerings primarily consist of apparel, shoes, cosmetics and accessories, and to a lesser extent, gifts and home items. The Company offers national branded merchandise complemented by differentiated product through exclusive merchandise from core vendors, assortments from unique and emerging suppliers, and proprietary brands. At July 31, 2004, Saks operated 239 SDSG stores (excluding Club Libby Lu) with 26.0 million square feet, 62 Saks Fifth Avenue stores with 6.5 million square feet, and 54 Off 5th units with 1.5 million square feet. During the quarter, the Company opened five mall-based Club Libby Lu specialty stores, bringing the quarter-end total to 28.

Earnings (loss) per share for the three-month period ended July 31, 2004 decreased to ($0.20) per share from ($0.18) per share in the prior three-month period ended August 2, 2003. The current year period included charges of ($0.01) per share, primarily related to the write-off of assets related to a closed store. The prior year period included a net gain of $0.02 per share, primarily related to the sale of assets related to a closed store. After factoring in the gains and losses related to these asset sales and dispositions, the loss for the current quarter narrowed over last year’s quarter principally due to an improvement in the operating contribution from SFAE, partially offset by a decline at SDSG.

SFAE realized a 17.0% comparable store sales increase during the three-month period ended July 31, 2004 while systematically reducing the level of promotional activity. SFAE reinvested a portion of the incremental sales and margin in expenses associated with key strategic initiatives and in absorbing severance costs associated with a transition in leadership.

SDSG experienced a 2.0% comparable store sales increase during the three-month period ended July 31, 2004 and realized a decline in operating income. Increased expense investments in strategic marketing, selling and innovation initiatives were not leveraged during the second quarter, as the sales trend deteriorated and anticipated sales levels were not achieved. The deterioration in the sales trend was most prevalent in the northern division stores, which experienced cooler than normal weather.

Although the Company experienced a decline in earnings during the second quarter, earnings (loss) per share for the six-month period ended July 31, 2004 improved to ($0.05) per share from ($0.08) per share in the prior year six-month period ended August 2, 2003. The current six-month period included charges of ($0.03) per share, primarily related to the write-off of assets related to closed stores. The prior year six-month period included a net gain of $0.03, primarily related to the sale of the Company’s proprietary credit card portfolio and the sale of assets related to a closed store. After factoring in the gains and losses related to these assets sales and dispositions, the loss for the current six-month period narrowed over last year’s six-month period, principally due to an improvement in the operating contribution from SFAE, partially offset by the decline at SDSG.

SFAE realized a 16.1% comparable store sales increase during the six-month period ended July 31, 2004 while systematically reducing the level of promotional activity. SFAE reinvested a portion of the incremental sales and margin in expenses associated with key strategic initiatives and absorbed severance costs associated with a transition in leadership.

SDSG experienced a 4.2% comparable store sales increase during the six-month period ended July 31, 2004 and realized a decline in operating income, principally due to increased expense investments in strategic marketing, selling and innovation initiatives not being leveraged during the second quarter, as the sales trend deteriorated and anticipated sales levels were not achieved.

During the six-month period ended July 31, 2004, the Company paid a special one-time cash dividend to shareholders of $2.00 per common share. Management believes this dividend represents an efficient way to distribute surplus capital to shareholders and demonstrates confidence in the continued profitable growth of the business and a commitment to enhancing shareholder returns.

On March 23, 2004, the Company issued $230 million of 2% convertible senior notes due 2024. The Company also repaid $72.2 million of its senior notes that matured in July 2004.

The Company believes that an understanding of its reported financial condition and results of operations is not complete without considering the effect of all other components of MD&A included herein.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, items from the Company’s Condensed Consolidated Statements of Income expressed as percentages of net sales. (numbers may not total due to rounding)

	Three Months Ended		Six Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	63.2	63.5	62.0	62.8
Selling, general & administrative expenses	27.4	26.5	26.2	25.3
Other operating expenses	10.6	11.3	10.0	10.6
Store pre-opening costs	0.1	0.1	0.0	0.1
Integration charges	0.0	0.0	0.0	0.0
(Gains) Losses from long-lived assets	0.2	(0.3)	0.3	(0.1)

Operating income (loss)	(1.5)	(1.0)	1.4	1.3
Other income (expense):
Interest expense	(1.9)	(2.3)	(1.8)	(2.2)
Other income (expense), net	0.0	0.0	0.0	0.2

Income (loss) before income taxes	(3.4)	(3.3)	(0.4)	(0.7)

Provision (benefit) for income taxes	(1.2)	(1.2)	(0.1)	(0.2)

Net income (loss)	(2.1)%	(2.1)%	(0.2)%	(0.4)%

THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THREE MONTHS ENDED AUGUST 2, 2003

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended August 2, 2003 to the three-month period ended July 31, 2004:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the three months ended August 2, 2003	$12.5	$(22.1)	$(3.0)	$(12.6)
Store sales and margin	7.4	38.5	—	45.9
Operating expenses	(14.5)	(28.8)	(2.1)	(45.4)
(Gains) Losses from long-lived assets	—	—	(7.5)	(7.5)

Increase (Decrease)	(7.1)	9.7	(9.6)	(7.0)

For the three months ended July 31, 2004	$5.4	$(12.4)	$(12.6)	$(19.6)

Consolidated comparable store sales increased 7.9% during the three-month period ended July 31, 2004 versus the prior year period ended August 2, 2003, which led to a $45.9 million improvement in consolidated gross margin. Increased operating expenses associated with an anticipated increase in sales, leadership transition costs and strategic initiatives and losses from assets associated with store closings offset the margin improvement and contributed to a decline in consolidated operating income of $7.0 million.

A comparable store sales increase of 17.0% at SFAE contributed to a $38.5 million improvement in sales and margin. An increase of $28.8 million in operating expenses at SFAE primarily reflected the increase in selling payroll, supplies and marketing expenses to support the sales increase, costs invested in strategic initiatives and severance costs associated with streamlining the organizational structure. The net effect of new and closed stores contributed $1.0 million of year-over-year improvement in operating income at SFAE.

A comparable store sales increase of 2.0% at SDSG contributed to a $7.4 million improvement in sales and margin, with the improvement occurring in the first half of the period. An increase in operating expenses at SDSG was largely due to increased expense investments in strategic marketing, selling and innovation initiatives that were not leveraged during the period as the sales trend deteriorated. Expenses were not reduced in the latter half of the second quarter when the anticipated sales levels did not materialize. The net effect of new and closed stores contributed $1.0 million of year-over-year improvement in operating income at SDSG.

Expenses and charges not allocated to the segments increased by $9.6 million due largely to a year-over-year increase in losses from long-lived assets. There were $3.3 million of charges during the current period and $4.2 million of gains in the prior period. The remaining increase in unallocated items represented incremental professional fees associated with complying with the Sarbanes-Oxley Act of 2002 and related rules of the Securities and Exchange Commission.

NET SALES

The following table shows relevant net sales information by segment for the three-month periods ended July 31, 2004 and August 2, 2003:

	Three Months Ended
(In Millions)	July 31, 2004	August 2, 2003	Total Increase	Total % Increase	Comp % Increase
SDSG	$770.0	$750.8	$19.2	2.6%	2.0%
SFAE	580.0	486.3	93.7	19.3%	17.0%

Consolidated	$1,350.0	$1,237.1	$112.9	9.1%	7.9%

The majority of the sales increase was due to a consolidated comparable store sales increase of 7.9%, as the Company continued to enjoy strength in the luxury sector of the economy as evidenced by a 17.0% comparable store sales increase at SFAE. Although SDSG experienced a 2.0% increase in comparable store sales, the increase occurred primarily in the first half of the period followed by a deceleration in the sales trend during the second half of the period. Sales generated from new stores added $22.1 million and were partially offset by a decline in sales of $4.8 million from the sale or closure of underproductive stores.

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

GROSS MARGIN

For the three months ended July 31, 2004, gross margin was $496.9 million, or 36.8% of net sales, compared to $451.0 million, or 36.5% of net sales, for the three months ended August 2, 2003. The improvement in gross margin dollars was primarily the result of the increase in sales, and the improvement in the gross margin rate was largely due to a reduction in the level of promotional activity at SFAE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the three months ended July 31, 2004, SGA was $369.4 million, or 27.4% of net sales, compared to $327.3 million, or 26.5% of net sales, for the three months ended August 2, 2003. The increase of $42.1 million in expenses was largely due to an increase in selling payroll, supplies and marketing costs to support the sales increase, primarily at SFAE; costs associated with investing in the business and streamlining the organizational structure; and increased expense investments in strategic marketing, selling and innovation initiatives at SDSG that were not leveraged as the sales trend deteriorated.

OTHER OPERATING EXPENSES

For the three months ended July 31, 2004, other operating expenses were $142.8 million, or 10.6% of net sales, compared to $139.5 million, or 11.3% of net sales, for the three months ended August 2, 2003. The increase of $3.3 million was largely due to an increase in rent of $1.9 million resulting from the sales increase, higher payroll taxes of $1.6 million related to sales driven compensation increases, and increased depreciation of $1.5 million on capital investments made during the last twelve months.

(GAINS) LOSSES FROM LONG-LIVED ASSETS

For the three months ended July 31, 2004 and August 2, 2003, the Company realized losses (gains) from long-lived assets of $3.3 million and ($4.2) million, respectively. Current year charges were principally due to the write-off of assets related to store closings and the write-off of software. Prior year gains were associated with the sale of property associated with closed stores.

INTEREST EXPENSE

For the three months ended July 31, 2004, interest expense was $26.2 million, or 1.9% of net sales, compared to $27.9 million, or 2.3% of net sales, for the three months ended August 2, 2003. The reduction of $1.7 million was primarily due to a reduction in interest rates associated with fixed to floating swap agreements, the exchange of higher coupon senior notes for lower coupon senior notes in 2003, and was partially offset by interest expense on the convertible senior notes.

INCOME TAXES

The effective tax rate for the three months ended July 31, 2004 and August 2, 2003 was flat year-over-year at 36.5%.

SIX MONTHS ENDED JULY 31, 2004 COMPARED TO SIX MONTHS ENDED AUGUST 2, 2003

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the six-month period August 2, 2003 to the six-month period July 31, 2004:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the six months ended August 2, 2003	$37.0	$10.9	$(14.0)	$33.9

Store sales and margin	36.9	87.9	—	124.8
Operating expenses	(31.7)	(61.1)	(5.1)	(97.9)
Net credit contribution	(8.9)	(1.3)	—	(10.2)
Integration, reorganization and other charges	—	—	(0.2)	(0.2)
(Gains) Losses from long-lived assets	—	—	(9.3)	(9.3)

Increase (Decrease)	(3.7)	25.5	(14.6)	7.2

For the six months ended July 31, 2004	$33.3	$36.4	$(28.6)	$41.1

The most significant factor affecting operating income in the six-month period ended July 31, 2004 versus the prior year period ended August 2, 2003 was a 9.1% consolidated comparable store sales increase and the related gross margin contribution. An increase in operating expenses primarily reflected selling payroll, supplies and marketing costs to support the sales increase, in addition to a reduction in net credit contribution and costs incurred to invest in the business and streamline the organizational structure.

A comparable store sales increase of 16.1% at SFAE contributed to an $87.9 million improvement in sales and margin. An increase of $61.1 million in operating expenses at SFAE primarily reflected the increase in selling payroll, supplies and marketing expenses to support the sales increase. The net effect of new and closed stores contributed $2.2 million of operating income at SFAE.

A comparable store sales increase of 4.2% at SDSG contributed to a $36.9 million improvement in sales and margin. An increase of $31.7 million in operating expenses at SDSG reflected an increase in selling payroll, supplies and marketing expenses. SDSG also experienced an $8.9 million reduction in net credit contribution during the first quarter as it anniversaried the sale of the credit card portfolio. The net effect of new and closed stores contributed $1.3 million of operating income at SDSG.

Expenses and charges not allocated to the segments increased by $14.6 million due largely to an increase in losses from long-lived assets of $9.3 million, in addition to incremental professional fees associated with litigation, complying with the Sarbanes-Oxley Act of 2002 and related rules of the Securities and Exchange Commission.

NET SALES

The following table shows relevant net sales information by segment for the six-month periods ended July 31, 2004 and August 2, 2003:

	Six Months Ended
(In Millions)	July 31, 2004	August 2, 2003	Total Increase	Total % Increase	Comp % Increase
SDSG	$1,628.0	$1,549.9	$78.1	5.0%	4.2%
SFAE	1,262.0	1,069.0	193.0	18.1%	16.1%

Consolidated	$2,890.0	$2,618.9	$271.1	10.4%	9.1%

The majority of the sales increase was due to a consolidated comparable store sales increase of 9.1%, as the Company enjoyed improvement in the economy, principally from the luxury sector. In addition to the comparable store sales increase, sales generated from new stores added $46.9 million and were offset by a decline in sales of $9.6 million from the sale or closure of underproductive stores.

GROSS MARGIN

For the six months ended July 31, 2004, gross margin was $1,098.5 million, or 38.0% of net sales, compared to $973.7 million, or 37.2% of net sales, for the six months ended August 2, 2003. The improvement in gross margin dollars was primarily the result of the increase in sales, and the improvement in the gross margin rate was largely due to a reduction in the level of promotional activity at SFAE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the six months ended July 31, 2004, SGA was $756.5 million, or 26.2% of net sales, compared to $662.4 million, or 25.3% of net sales, for the six months ended August 2, 2003. The increase of $94.1 million in expenses was largely due to an increase in selling payroll, supplies and marketing costs to support the sales increase, primarily at SFAE; costs associated with investing in the business and streamlining the organizational structure; a reduction in net credit contribution as a result of the sale of the proprietary credit card portfolio; and planning expense increases at SDSG consistent with a continued favorable sales trend that was not achieved. The decline in the SGA rate was principally due to the inability to flex operating expenses on a declining sales trend in the latter half of the period at SDSG, in addition the absorption of costs associated with investing in the business and streamlining the organizational structure.

OTHER OPERATING EXPENSES

For the six months ended July 31, 2004, other operating expenses were $292.3 million, or 10.0% of net sales, compared to $276.6 million, or 10.6% of net sales, for the six months ended August 2, 2003. The increase of $15.7 million was largely due to an increase in rent of $4.3 million resulting from the sales increase and higher payroll taxes of $4.9 million related to sales driven compensation increases. Additionally, there was a year-over-year reduction in property tax refunds and increases in state unemployment tax rates in certain states where the Company has a large number of store locations.

(GAINS) LOSSES FROM LONG-LIVED ASSETS

For the six months ended July 31, 2004 and August 2, 2003, the Company realized losses (gains) from long-lived assets of $7.4 million and ($1.9) million, respectively. Current year charges were principally due to the write-off of fixed assets related to store closings and the write-off of software. Prior year net gains were primarily related to the sale of property associated with closed stores.

INTEREST EXPENSE

For the six months ended July 31, 2004, interest expense was $52.1 million, or 1.8% of net sales, compared to $56.8 million, or 2.2% of net sales, for the six months ended August 2, 2003. The reduction of $4.6 million was primarily due to a reduction in interest rates associated with fixed to floating swap agreements, the exchange of higher coupon senior notes for lower coupon senior notes in 2003, and was partially offset by interest expense on the convertible notes.

INCOME TAXES

The effective tax rate for the six months ended July 31, 2004 and August 2, 2003 was flat year over year at 36.5%.

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

Cash provided by operating activities was $76.8 million for the six months ended July 31, 2004 and $322.9 million for the six months ended August 2, 2003. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. The $246.1 million decline in 2004 from 2003 was largely due to prior year receipt of proceeds from the sale of the proprietary credit card portfolio. Excluding the proceeds from the sale of the credit card portfolio, cash provided by operating activities increased $54.8 million.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at July 31,

2004 increased from August 2, 2003 largely to keep pace with the comparable stores sales increase and due to accelerated seasonal merchandise receipts in response to current year sales trends.

Cash used in investing activities was $78.3 million for the six months ended July 31, 2004 and $81.0 million for the six months ended August 2, 2003. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-business infrastructure).

Property and equipment balances at July 31, 2004 decreased over August 2, 2003 balances primarily due to depreciation on existing assets during the last twelve months and to store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at July 31, 2004 increased slightly from August 2, 2003 primarily due to the acquisition of a tradename, partially offset by intangibles amortization expense during the last twelve months.

Cash used in financing activities was $159.0 million for the six months ended July 31, 2004 and $61.8 million for the six months ended August 2, 2003. The year over year change was principally attributable to the $282.7 million payment of a special one-time cash dividend and the payment of $72.2 million to satisfy the July 2004 maturity of senior notes, offset by current period net proceeds received from the issuance of $230.0 million of convertible notes. Subsequent to July 31, 2004 and up through September 8, 2004, the Company repurchased an additional 4,368 shares of the Company’s common stock for $53,389.

In December 2004, approximately $70.4 million of senior notes will mature. The Company believes it has sufficient cash on hand and availability under its revolving credit facility to repay this debt at maturity.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $800 million revolving credit facility. At July 31, 2004 and August 2, 2003, the Company maintained cash and cash equivalent balances of $205.3 million and $389.7 million, respectively. Exclusive of store operating cash approximating $30 million, cash was invested in various money market and short-term bond funds. At July 31, 2004, the company had approximately $144 million invested in a single short-term bond fund. At July 31, 2004 invested cash included proceeds from operating cash flows and the unexpended proceeds from the convertible debt offering. At July 31, 2004, the Company had no borrowings under its $800 million revolving credit facility, and had $143.9 million in unfunded letters of credit representing utilization. Availability under the facility was $656.1 million at July 31, 2004. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend to shareholders of $2.00 per common share. On May 17, 2004, the Company paid $282.7 million to shareholders of record as of April 30, 2004. The remaining portion of the dividend has been accrued and will be paid prospectively as restricted shares vest.

CAPITAL STRUCTURE

The Company’s capital and financing structure is comprised of a revolving credit agreement, senior unsecured notes, capital and operating leases and real estate mortgage financing.

At July 31, 2004, total debt was $1,425 million, representing an increase of $102 million from the balance of $1,323 million at August 2, 2003. This increase in debt was primarily the result of the issuance of $230 million of convertible senior notes, partially offset by a $53 million reduction related to the 2003 exchange offer of 8.25% senior notes and the payment of the July 2004 maturity of $72 million in senior notes. This increase in debt when coupled with a decline in shareholders’ equity resulting from the special one-time dividend increased the debt to total capitalization percentage to 41.2% from 37.5% in the prior year. The Company continuously evaluates its debt-to-capitalization in light of economic trends; business trends; levels of interest rates; and terms, conditions and availability of capital in the capital markets.

At July 31, 2004, the Company had $1,290 million of unsecured senior notes outstanding comprised of six separate series having maturities ranging from 2004 to 2019. The senior notes have substantially identical terms except for the maturity dates and interest payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The terms of each senior note call for all principal to be repaid at maturity. Senior notes in the amount of $70.4 million will mature in December 2004. The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay any of the Company’s senior notes at maturity.

On March 23, 2004, the Company issued $230 million of convertible senior notes that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The conversion rate reflects an adjustment required by the special one-time dividend. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to limit the exposure to dilution from the conversion of the notes.

At July 31, 2004 the Company had $136 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $7 million per year.

The Company is obligated to fund two cash balance pension plans. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal funding requirements in 2005 and 2006.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

During the six months ended July 31, 2004, the Company increased its long-term debt by $230 million related to the issuance of its convertible senior notes and reduced its long-term debt by $72 million resulting from the payment of the July 2004 maturity of senior notes. For further information regarding contractual obligations and off-balance sheet arrangements, see the Management Discussion and Analysis section of the Company’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) issued accounting and disclosure requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Any measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect any amounts associated with the Act since the effects of the Act on the Company’s plan remain unknown until regulations are developed. The adoption of future guidance is not expected to have a material effect on the Company’s financial position or its results of operations.

The FASB and the Emerging Issues Task Force (EITF) are contemplating changes to generally accepted accounting principles surrounding earnings per share that would require the Company to (1) assume share settlement and (2) to treat the convertible securities as non-contingent securities. The impact of both of these changes would require the Company to use the if-converted method in calculating dilutive earnings per share. When applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The FASB is also contemplating a change in the accounting for equity compensation. The Company will implement new accounting pronouncements if and when they become effective.

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

At July 31, 2004, the Company had interest rate swap agreements with notional amounts of $150 million and $100 million, which swapped coupon rates of 8.25% and 7.50%, respectively for floating rates. The fair value of these swaps at July 31, 2004 was a loss of $7.2 million.

Based on the Company’s market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at July 31, 2004, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is involved in numerous legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company did not repurchase any common shares during the three-month period ended July 31, 2004. However, the Company did settle the maturity of a previously contracted accelerated share buyback agreement, which resulted in the payment of $6.6 million and which served to reduce shareholders’ equity.

The Company maintains a common share repurchase program, whereby it is authorized to repurchase up to 35,000 shares. The Company’s repurchase program authorizes the Company to repurchase the Company’s outstanding Common Stock, and at July 31, 2004, there were 21,148 shares remaining available for repurchase under this program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of shareholders on June 8, 2004 for the following purposes:

Item 1:	To elect six Directors to hold office for the term specified or until their respective successors have been elected and qualified

Item 2:	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the current fiscal year ending January 29, 2005

Item 3:	To approve the Saks Incorporated 2004 Long-Term incentive Plan

Item 4:	To vote on a shareholder proposal concerning the Company’s classified Board of Directors

Item 5:	To vote on a shareholder proposal concerning cumulative voting for the election of Directors

The number of votes cast for and withheld for each nominee for the Company’s Board of Directors under Item 1 were as follows:

	FOR	WITHHELD
Stanton J. Bluestone	91,797,649	32,860,369
Robert B. Carter	120,330,799	4,327,219
Julius W. Erving	95,809,008	28,849,010
Donald E. Hess	92,410,544	32,247,474
George L. Jones	97,197,521	27,460,497
Stephen I. Sadove	97,192,069	27,465,949

The number of votes cast for, against and abstain for Items 2,3,4 and 5 were as follows

	FOR	AGAINST	ABSTAIN
Item 2	123,563,296	1,062,455	32,267
Item 3	99,506,858	14,518,569	1,202,956
Item 4	60,783,783	53,992,045	452,555
Item 5	35,077,489	65,991,036	14,159,858

Item 6. EXHIBITS.

(a) Exhibits

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b) Form 8-K Reports

      The following 8-K’s were filed during the quarter ended July 31, 2004:

Date Filed	Subject

May 6, 2004	Sales release for the four weeks ended May 1, 2004

May 18, 2004	News release announcing results of operations and financial condition for the first quarter ended May 1, 2004

June 3, 2004	Sales release for the four weeks ended May 29, 2004

July 8, 2004	Sales release for the five weeks ended July 3, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

September 8, 2004
Date

/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and
Chief Financial Officer