Form 10-Q/A
period 2004-07-31
SAKS INC
filed 2004-10-18
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT #1

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

As of September 30, 2004, the number of shares of the Registrant’s Common Stock outstanding was 139,427,455.

INTRODUCTION

This Form 10-Q/A amends the Form 10-Q filed by Saks Incorporated (the Company) on September 9, 2004 for the quarter ended July 31, 2004. This Form 10-Q/A amends Item 1 of Part I of the Company’s original Form 10-Q filing only, and all other portions of the Company’s original 10-Q filing remain in effect.

This amended filing serves to correct for inadvertent errors in (1) the number of shares outstanding on the face of the Form 10-Q and (2) the number of shares and dollars associated with the stock compensation plan activity disclosed in Note 5 to the financial statements on page 9 of the filing. There were no errors in, nor changes made to, the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Cash Flows, Notes 1 through 4 and 6 through 10 to the Financial Statements, Management’s Discussion and Analysis, and the other contents to the Form 10-Q under Items 2 through 4 and Part II.

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

As a result of the special one-time dividend, the Human Resources Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the employee stock plans to adjust the exercise price of stock options and number of shares subject to outstanding stock options to reflect the change in the share price on the ex-dividend date (April 28, 2004). The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date		As of January 31, 2004
	Prior to Adjustment	After Adjustment

Options outstanding	19,313	21,645	20,503
Options exercisable	14,381	16,117	14,738
Weighted average exercise price:
Options outstanding	$15.80	$14.10	$15.66
Options exercisable	$17.23	$15.39	$17.12

The following table summarizes the changes in shareholders’ equity for the six months ended July 31, 2004:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 31, 2004	141,835	$14,183	$2,105,925	$273,670	$(71,610)	$2,322,168
Net income (loss)				(6,914)		(6,914)
Dividend declared ($2.00 per share)				(285,551)		(285,551)
Issuance of common stock	1,792	180	18,824			19,004
Income tax benefit related to employee stock plans			6,371			6,371
Net activity under stock compensation plans	1,882	188	7,422			7,610
Convertible notes:
Hedge and call options			(25,043)			(25,043)
Income tax effect			15,269			15,269
Repurchase of common stock	(744)	(74)	(18,587)			(18,661)

Balance at July 31, 2004	144,765	$14,477	$2,110,181	$(18,795)	$(71,610)	$2,034,253

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

October 18, 2004
Date

/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and
Chief Financial Officer