Form 10-Q
period 2004-10-30
SAKS INC
filed 2004-12-09
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 30, 2004

or

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

As of November 27, 2004, the number of shares of the Registrant’s Common Stock outstanding was 139,730,302.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	October 30, 2004	January 31, 2004	November 1, 2003
ASSETS

Current Assets
Cash and cash equivalents	$74,521	$365,834	$279,239
Merchandise inventories	1,856,358	1,451,275	1,753,887
Other current assets	169,591	162,893	161,252
Deferred income taxes, net	73,774	63,161	69,678

Total current assets	2,174,244	2,043,163	2,264,056

Property and Equipment, net	2,034,696	2,080,599	2,118,004
Goodwill and Intangibles, net	324,363	325,577	325,941
Deferred Income Taxes, net	153,426	121,859	149,436
Other Assets	89,268	83,671	57,284

TOTAL ASSETS	$4,775,997	$4,654,869	$4,914,721

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$562,490	$319,216	$582,034
Accrued expenses and other current liabilities	515,630	495,310	511,049
Current portion of long-term debt	76,123	151,884	81,500

Total current liabilities	1,154,243	966,410	1,174,583

Long-Term Debt	1,428,095	1,125,637	1,249,175
Other Long-Term Liabilities	241,272	240,654	284,895

Total liabilities	2,823,610	2,332,701	2,708,653

Shareholders’ Equity	1,952,387	2,322,168	2,206,068

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,775,997	$4,654,869	$4,914,721

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$1,481,645	$1,467,147	$4,372,195	$4,086,111
Cost of sales (excluding depreciation and amortization)	901,282	896,498	2,693,318	2,541,729

Gross margin	580,363	570,649	1,678,877	1,544,382

Selling, general and administrative expenses	408,715	388,653	1,165,253	1,051,040
Other operating expenses	153,586	149,729	445,852	426,320
Store pre-opening costs	3,568	2,730	4,807	4,991
Impairments and dispositions	28,282	1,736	35,653	317

Operating income (loss)	(13,788)	27,801	27,312	61,714

Other income (expense):
Interest expense, net	(27,283)	(26,161)	(79,411)	(82,926)
Other income (expense), net	103	321	241	5,313

Income (loss) before income taxes	(40,968)	1,961	(51,858)	(15,899)

Provision (benefit) for income taxes	(16,153)	(10,392)	(20,129)	(16,912)

Net income (loss)	$(24,815)	$12,353	$(31,729)	$1,013

Earnings (loss) per common share	$(0.18)	$0.09	$(0.23)	$0.01
Diluted earnings (loss) per common share	$(0.18)	$0.09	$(0.23)	$0.01

Weighted average common shares:
Basic	138,249	136,894	140,289	140,208
Diluted	138,249	140,950	140,289	142,649

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 30, 2004	November 1, 2003
Operating Activities:
Net income (loss)	$(31,729)	$1,013
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	165,425	162,976
Impairments and dispositions	33,653	317
Equity compensation	7,942	5,049
Deferred income taxes	(26,909)	(28,503)
Proceeds from sale of proprietary credit cards	—	300,911
Change in operating assets and liabilities, net	(152,984)	(165,978)

Net Cash (Used In) Provided By Operating Activities	(4,602)	275,785

Investing Activities:
Purchases of property and equipment	(140,750)	(135,807)
Business acquisitions and investments	—	(14,012)
Proceeds from the sale of property and equipment	5,343	14,018

Net Cash Used In Investing Activities	(135,407)	(135,801)

Financing Activities:
Proceeds from issuance of convertible senior notes	230,000	—
Payments for hedge and call options associated with convertible notes	(25,043)	—
Proceeds from revolving credit facility	75,000	—
Payments on long-term debt and capital lease obligations	(83,377)	(2,753)
Cash dividends paid	(282,719)	—
Purchases and retirements of common stock	(85,397)	(71,744)
Proceeds from issuance of common stock	20,232	4,184

Net Cash Used In Financing Activities	(151,304)	(70,313)

Increase (Decrease) In Cash and Cash Equivalents	(291,313)	69,671

Cash and cash equivalents at beginning of period	365,834	209,568

Cash and cash equivalents at end of period	$74,521	$279,239

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 29, 2005. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

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

The Company is a national retailer currently operating, through subsidiaries, traditional and luxury department stores. The Company operates the Saks Department Store Group (“SDSG”), which consists of stores operated under the following nameplates: Proffitt’s, McRae’s, Younkers, Parisian, Herberger’s, Carson Pirie Scott, Bergner’s, and Boston Store, as well as Club Libby Lu specialty stores. The Company also operates Saks Fifth Avenue Enterprises (“SFAE”), which consists of Saks Fifth Avenue luxury department stores and Saks Off 5th stores.

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $8,754 and $8,880 for the three months ended October 30, 2004 and November 1, 2003, respectively. Leased department sales were $60,137 and $60,017 for the three months ended October 30, 2004 and November 1, 2003, respectively, and were excluded from net sales. Commissions from leased departments were $29,504 and $27,807 for the nine months ended October 30, 2004 and November 1, 2003, respectively. Leased department sales were $198,440 and $186,715 for the nine months ended October 30, 2004 and November 1, 2003, respectively, and were excluded from net sales.

Cash and cash equivalents primarily consists of cash on hand in the stores, deposits with banks and investments in money market accounts and short-duration fixed income mutual funds. Certain cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents included $249,000 at November 1, 2003, invested principally in various short-duration fixed income funds, which were marked to market. Income earned on these cash equivalents was $369 and $1,541 for the three-month periods ended October 30, 2004 and November 1, 2003, respectively. For the nine-month periods ended October 30, 2004 and November 1, 2003, income earned on these cash equivalents was $2,706 and $3,985, respectively. These amounts were reflected in Interest Expense.

NOTE 2 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three months and nine months ended October 30, 2004 and November 1, 2003 are as follows (income (loss) and shares in thousands):

	For the Three Months Ended October 30, 2004			For the Three Months Ended November 1, 2003
	Income (Loss)	Weighted Average Shares	Per Share Amount	Income (Loss)	Weighted Average Shares	Per Share Amount
Basic EPS	$(24,815)	138,249	$(0.18)	$12,353	136,894	$0.09
Effect of dilutive stock options	—	—	—	—	4,056	—

Diluted EPS	$(24,815)	138,249	$(0.18)	$12,353	140,950	$0.09

	For the Nine Months Ended October 30, 2004			For the Nine Months Ended November 1, 2003
	Income (Loss)	Weighted Average Shares	Per Share Amount	Income (Loss)	Weighted Average Shares	Per Share Amount
Basic EPS	$(31,729)	140,289	$(0.23)	$1,013	140,208	$0.01
Effect of dilutive stock options	—	—	—	—	2,441	—

Diluted EPS	$(31,729)	140,289	$(0.23)	$1,013	142,649	$0.01

Additionally, the Company had 22,978 and 11,152 share awards of potentially dilutive common stock outstanding at October 30, 2004 and November 1, 2003, respectively, that were not included in the computation of diluted EPS because either the Company had a loss for the period, the exercise prices of the options were greater than the market price of the common shares for the period, or contingent conditions had not been satisfied. There are also 12,307 of potentially exercisable shares under convertible debt at October 30, 2004 that were not included in the computation of diluted EPS because the market price was less than the conversion price.

The Company’s convertible debt includes a contingent conversion price provision and the option for a settlement in either cash or shares, known as net share settlement. Under current generally accepted accounting principles, these two provisions individually influence application of the if-converted method of calculating earnings per share. The Emerging Issues Task Force (EITF) recently reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share effective for periods ending after December 15, 2004. This statement would be applied retroactively to all periods presented. Furthermore, the Financial Accounting Standards Board (FASB) is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. The effect of these changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive.

NOTE 3 - DEBT AND SHARE ACTIVITY

At October 30, 2004, the Company had interest rate swap agreements with notional amounts of $150,000 and $100,000, which swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. The fair value of these swaps at October 30, 2004 was a loss of $724.

On March 23, 2004, the Company issued $230,000 of convertible senior notes that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holders to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions related to the convertible senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019 and upon a “Fundamental Change” which includes a change in control; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to dilution adjustments; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25,000 of the proceeds from the issuance to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes.

The Company repurchased 5,459 of the Company’s common shares at a cost of $66,735 and 6,203 of the Company’s common shares at a cost of $78,817, during the three and nine-month periods ended October 30, 2004, respectively. At October 30, 2004, there were 15,664 shares remaining available for repurchase under the Company’s existing share repurchase program.

The Company entered into an accelerated stock buyback program during 2003, whereby it purchased 4,570 shares subject to a price settlement agreement containing a cap and a floor. The Company settled the maturity of this agreement in June 2004 for $6,579, which served to reduce shareholders’ equity.

NOTE 4 – EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans for a significant portion of its employees. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense for the three and nine months ended October 30, 2004 and November 1, 2003 were as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Service cost	$1,731	$1,791	$5,193	$5,373
Interest cost	5,557	5,547	16,671	16,641
Expected return on plan assets	(5,983)	(5,271)	(17,949)	(15,813)
Net amortization of losses and prior service costs	1,469	965	4,407	2,895

Net periodic pension expense	$2,774	$3,032	$8,322	$9,096

The Company expects no additional funding requirements in the current year.

NOTE 5 – SHAREHOLDERS’ EQUITY

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend of $2.00 per common share to shareholders of record as of April 30, 2004. The Company reduced retained earnings for the $285,551 dividend, and $282,719 was paid out on or after May 17, 2004. The remaining portion of the dividend will be paid prospectively as restricted shares vest.

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

	As of the ex-dividend date		As of January 31, 2004
	Prior to Adjustment	After Adjustment
Options outstanding	19,313	21,645	20,503
Options exercisable	14,381	16,117	14,738
Weighted average exercise price:
Options outstanding	$15.80	$14.10	$15.66
Options exercisable	$17.23	$15.39	$17.12

The following table summarizes the changes in shareholders’ equity for the nine months ended October 30, 2004:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 31, 2004	141,835	$14,183	$2,105,925	$273,670	$(71,610)	$2,322,168
Net income (loss)				(31,729)		(31,729)
Dividend declared ($2.00 per share)				(285,551)		(285,551)
Issuance of common stock	1,926	193	20,039			20,232
Income tax benefit related to employee stock plans			7,920			7,920
Decrease in tax contingency reserve			4,531			4,531
Net activity under stock compensation plans	1,839	184	9,803			9,987
Convertible notes:
Hedge and call options			(25,043)			(25,043)
Income tax effect			15,269			15,269
Repurchase of common stock	(6,203)	(620)	(84,777)			(85,397)

Balance at October 30, 2004	139,397	$13,940	$2,053,667	$(43,610)	$(71,610)	$1,952,387

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

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income (loss) as reported	$(24,815)	$12,353	$(31,729)	$1,013

Add: Stock-based compensation expense included in net income (loss), net of related tax effects	1,789	993	5,185	3,549

Deduct: Total stock-based employee compensation expense determined under the fair value method	(5,227)	(7,462)	(15,976)	(22,017)

Pro forma net income (loss)	$(28,253)	$5,884	$(42,520)	$(17,455)

Basic earnings(loss) per common share
As reported	$(0.18)	$0.09	$(0.23)	$0.01
Pro forma	$(0.20)	$0.04	$(0.30)	$(0.12)

Diluted earnings(loss) per common share
As reported	$(0.18)	$0.09	$(0.23)	$0.01
Pro forma	$(0.20)	$0.04	$(0.30)	$(0.12)

NOTE 7 - CONTINGENCIES

The Company is involved in several legal proceedings arising from its normal business activities, and reserves for such claims have been established where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Company believes it has appropriately accrued for probable exposures. During the nine-month periods ended October 30, 2004 and November 1, 2003, the Company favorably concluded exams and reassessed contingencies associated with previous tax filings and accordingly recognized a net income tax benefit of $1,200 and $11,110, respectively.

Under the terms of a customer proprietary credit card program with Household Bank (SB), N.A. (“Household”), there are certain provisions that would allow each party to terminate the Program

Agreement that governs the relationship. If Household were to terminate the Program Agreement, the Company might be required to return to Household a declining portion of the premium it received when the credit card portfolio was sold to Household in 2003. The maximum contingent payment had the program been terminated early at October 30, 2004 would have been approximately $124,000. If the Company were to terminate the program, the Company would have the right to purchase the credit card accounts and associated accounts receivable from Household at their fair value.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

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

As further discussed in Note 2, The Emerging Issues Task Force (EITF) recently reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share effective for periods ending after December 15, 2004. This statement would be applied retroactively to all periods presented. Furthermore, the Financial Accounting Standards Board (FASB) is contemplating an amendement to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. The effect of these changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. The FASB is also contemplating a change in the accounting for equity compensation. The Company will implement new accounting pronouncements if and when they become effective.

NOTE 9 - SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales:
Saks Department Stores Group	$846,571	$866,066	$2,474,762	$2,416,003
Saks Fifth Avenue Enterprises	635,074	601,081	1,897,433	1,670,108

	$1,481,645	$1,467,147	$4,372,195	$4,086,111

Operating Income:
Saks Department Stores Group	$1,125	$20,905	$34,413	$57,932
Saks Fifth Avenue Enterprises	25,930	27,341	62,313	38,211
Items not allocated	(40,843)	(20,445)	(69,414)	(34,429)

	$(13,788)	$27,801	$27,312	$61,714

Depreciation and Amortization:
Saks Department Stores Group	$32,353	$31,114	$90,486	$86,343
Saks Fifth Avenue Enterprises	24,814	26,294	73,077	72,754
Other	768	886	1,862	3,879

	$57,935	$58,294	$165,425	$162,976

Total Assets:
Saks Department Stores Group	$2,395,226	$2,371,306	$2,395,226	$2,371,306
Saks Fifth Avenue Enterprises	1,806,728	1,796,521	1,806,728	1,796,521
Other	574,043	746,894	574,043	746,894

	$4,775,997	$4,914,721	$4,775,997	$4,914,721

Capital Expenditures:
Saks Department Stores Group	$33,748	$31,460	$75,716	$63,534
Saks Fifth Avenue Enterprises	11,376	12,083	27,346	35,186
Other	13,715	11,289	37,688	37,087

	$58,839	$54,832	$140,750	$135,807

“Operating Income” for the segments includes sales; cost of sales; direct selling, general, and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally represented by two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management; and (2) certain items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance. During the three and nine-month periods ended October 30, 2004 and November 1, 2003, items not allocated were comprised of the following:

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
General corporate expenses	$(11,408)	$(11,581)	$(32,608)	$(27,651)
Impairmemts and dispositions	(28,282)	(1,736)	(35,653)	(317)
Other items, net	(1,153)	(7,128)	(1,153)	(6,461)

Items not allocated	$(40,843)	$(20,445)	$(69,414)	$(34,429)

During the three and nine-month periods ending October 30, 2004, impairments and dispositions primarily consisted of lease termination costs and asset impairments associated with the announced SFAE store closings and other store closings in the normal course of business. Other items during the three and nine-month periods ending October 30, 2004 principally related to severance and other costs associated with the SFAE store closures.

Impairments and dispositions during the three-month period ending November 1, 2003 largely related to lease termination costs associated with store closings and the write-off of abandoned software. During the nine-month period ending November 1, 2003, net charges from impairments and dispositions related to lease termination costs and asset impairments resulting from store closings, offset by gains from the disposal of store assets. Other items during the three and nine-month periods ending November 1, 2003 principally related to severance costs associated with SFAE management reorganization.

NOTE 10 – STORE CLOSINGS AND OTHER ACTIVITIES

In October 2004, the Company announced its intention to close 12 SFAE stores. The net pre-tax charge from closing these stores is principally related to asset impairments, lease terminations, inventory write downs and severance costs, which will be partially offset by gains on the disposition of one or more stores. The total charge is expected to be comprised of $35,000 of non-cash charges and $5,000 in cash charges offset by $5,000 in cash gains during fiscal 2004 and approximately $25,000 to $35,000 of charges (primarily cash) in future periods, principally 2005.

During the three and nine months ended October 30, 2004, the Company incurred charges of $27,511, primarily related to asset impairments, lease termination costs and severance costs. Severance costs represent the portion of accrued benefits for employees that will exit when the stores are closed. Asset impairments and lease termination costs are included in “Impairments and Dispositions” and severance costs are included in “Selling, General & Administrative Expenses” in the accompanying Consolidated Statements of Income. The components of these charges and the status of the related liability is as follows:

	2004 Charges	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at October 30, 2004
Asset Impairments	$25,358	$—	$25,358	$—
Lease Termination Costs	1,000	—	—	1,000
Severance Costs and Other Costs	1,153	—	—	1,153

	$27,511	$—	$25,358	$2,153

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate. During the nine months ended October 30, 2004, the Company incurred $9,294 of such charges. The components of these charges and the status of the related liability is as follows:

	2004 Charges	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at October 30, 2004
Asset Impairments	$7,767	$—	$7,767	$—
Disposal (Gains)/Losses	527	—	527	—
Lease Termination Costs	1,000	—	—	1,000

	$9,294	$—	$8,294	$1,000

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

The condensed consolidating financial statements presented as of and for the three and nine-month periods ended October 30, 2004 and November 1, 2003 and as of January 31, 2004 reflect the legal entity compositions at the respective dates. In December 2003, NBGL and the subsidiaries associated with the Company’s former proprietary credit card securitization program were dissolved. Thus, there were no assets or liabilities associated with non-guarantor subsidiaries at January 31, 2004 or October 30, 2004.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At October 30, 2004, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 30, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$44,000	$30,521			$74,521
Merchandise inventories	4,766	1,851,592			1,856,358
Other current assets		169,591			169,591
Deferred income taxes, net		73,774			73,774

Total Current Assets	48,766	2,125,478			2,174,244

Property and Equipment, net	5,049	2,029,647			2,034,696
Goodwill and Intangibles, net		324,363			324,363
Deferred Income Taxes, net		153,426			153,426
Other Assets	45,740	43,528			89,268
Investment in and Advances to Subsidiaries	3,250,527			(3,250,527)

Total Assets	$3,350,082	$4,676,442	—	$(3,250,527)	$4,775,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,192	$561,298			$562,490
Accrued expenses and other current liabilities	26,640	488,990			515,630
Current portion of long-term debt	70,363	5,760			76,123

Total Current Liabilities	98,195	1,056,048			1,154,243

Long-Term Debt	1,298,104	129,991			1,428,095
Other Long-Term Liabilities	1,396	239,876			241,272
Investment by and Advances from Parent		3,250,527		(3,250,527)
Shareholders’ Equity	1,952,387				1,952,387

Total Liabilities and Shareholders’ Equity	$3,350,082	$4,676,442	—	$(3,250,527)	$4,775,997

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 30, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,338	$1,476,307			$1,481,645
Costs and expenses
Cost of sales	3,278	898,004			901,282
Selling, general and administrative expenses	2,818	405,897			408,715
Other operating expenses	1,080	152,506			153,586
Store pre-opening costs		3,568			3,568
Impairments and dispositions		28,282			28,282

Operating income (loss)	(1,838)	(11,950)	—	—	(13,788)

Other income (expense)
Equity in earnings of subsidiaries	(8,275)			8,275	—
Interest expense	(24,091)	(3,192)			(27,283)
Other income (expense), net		103			103

Income (loss) before income taxes	(34,204)	(15,039)	—	8,275	(40,968)

Provision (benefit) for income taxes	(9,389)	(6,764)			(16,153)

Net income (loss)	$(24,815)	$(8,275)	—	$8,275	$(24,815)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 30, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$14,254	$4,357,941			$4,372,195
Costs and expenses
Cost of sales	8,677	2,684,641			2,693,318
Selling, general and administrative expenses	8,844	1,156,409			1,165,253
Other operating expenses	3,393	442,459			445,852
Store pre-opening costs		4,807			4,807
Impairments and dispositions		35,653			35,653

Operating income (loss)	(6,660)	33,972			27,312

Other income (expense)
Equity in earnings of subsidiaries	15,361			(15,361)
Interest expense	(67,676)	(11,735)			(79,411)
Other income (expense), net		241			241

Income (loss) before income taxes	(58,975)	22,478		(15,361)	(51,858)

Provision (benefit) for income taxes	(27,246)	7,117			(20,129)

Net income (loss)	$(31,729)	$15,361	—	$(15,361)	$(31,729)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 30, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$(31,729)	$15,361		$(15,361)	$(31,729)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(15,361)			15,361	—
Depreciation and amortization	809	164,616			165,425
Impairments and dispositions		33,653			33,653
Equity compensation	7,942	—			7,942
Deferred income taxes		(26,909)			(26,909)
Changes in operating assets and liabilities, net	3,973	(156,957)			(152,984)

Net Cash (Used In) Provided By Operating Activities	(34,366)	29,764			(4,602)

INVESTING ACTIVITIES
Purchases of property and equipment		(140,750)			(140,750)
Proceeds from the sale of assets		5,343			5,343

Net Cash Used In Investing Activities		(135,407)			(135,407)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(102,421)	102,421			—
Proceeds from issuing convertible senior notes	230,000				230,000
Proceeds from revolving credit facility	75,000				75,000
Payments for hedge and call options associated with convertible notes	(25,043)				(25,043)
Payments on long-term debt and capital lease obligations	(72,286)	(11,091)			(83,377)
Purchases and retirements of common stock	(85,397)				(85,397)
Cash dividends paid	(282,719)				(282,719)
Proceeds from issuance of common stock	20,232				20,232

Net Cash (Used In) Provided By Financing Activities	(242,634)	91,330			(151,304)

Increase (Decrease ) In Cash and Cash Equivalents	(277,000)	(14,313)			(291,313)

Cash and cash equivalents at beginning of period	321,000	44,834			365,834

Cash and cash equivalents at end of period	$44,000	$30,521	—	—	$74,521

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT NOVEMBER 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$249,000	$13,489	$16,750		$279,239
Merchandise inventories	4,470	1,749,417			1,753,887
Other current assets		161,252			161,252
Deferred income taxes, net		69,678			69,678
Intercompany borrowings		1,385	42	$(1,427)

Total Current Assets	253,470	1,995,221	16,792	(1,427)	2,264,056

Property and Equipment, net	6,046	2,111,958			2,118,004
Goodwill and Intangibles, net		325,941			325,941
Deferred Income Taxes, net		149,436			149,436
Other Assets	13,044	44,093	147		57,284
Investment in and Advances to Subsidiaries	3,156,495	15,554		(3,172,049)

Total Assets	$3,429,055	$4,642,203	$16,939	$(3,173,476)	$4,914,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,118	$580,916			$582,034
Accrued expenses and other current liabilities	28,754	482,295			511,049
Intercompany borrowings		42	$1,385	$(1,427)
Current portion of long-term debt	72,286	9,214			81,500

Total Current Liabilities	102,158	1,072,467	1,385	(1,427)	1,174,583

Long-Term Debt	1,114,736	134,439			1,249,175
Other Long-Term Liabilities	6,093	278,802			284,895
Investment by and Advances from Parent		3,156,495	15,554	(3,172,049)
Shareholders’ Equity	2,206,068				2,206,068

Total Liabilities and Shareholders’ Equity	$3,429,055	$4,642,203	$16,939	$(3,173,476)	$4,914,721

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED NOVEMBER 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,795	$1,462,352			$1,467,147
Costs and expenses
Cost of sales	2,892	893,606			896,498
Selling, general and administrative expenses	2,755	385,768	$130		388,653
Other operating expenses	846	148,883			149,729
Store pre-opening costs		2,730			2,730
Impairments and dispositions		1,736			1,736

Operating income (loss)	(1,698)	29,629	(130)	—	27,801

Other income (expense)
Intercompany exchange fees		(81)	81
Equity in earnings of subsidiaries	28,241	154		(28,395)
Interest expense	(23,239)	(2,922)			(26,161)
Other income (expense), net		321			321

Income (loss) before income taxes	3,304	27,101	(49)	(28,395)	1,961

Provision (benefit) for income taxes	(9,049)	(1,140)	(203)		(10,392)

Net income (loss)	$12,353	$28,241	$154	$(28,395)	$12,353

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$12,721	$4,073,390			$4,086,111
Costs and expenses
Cost of sales	7,610	2,534,119			2,541,729
Selling, general and administrative expenses	8,264	1,067,348	$18,823	$(43,395)	1,051,040
Other operating expenses	2,509	423,811			426,320
Store pre-opening costs		4,991			4,991
Impairments and dispositions		317			317

Operating income (loss)	(5,662)	42,804	(18,823)	43,395	61,714

Other income (expense)
Finance charge income, net			43,395	(43,395)
Intercompany exchange fees		(8,344)	8,344
Intercompany servicer fees		10,556	(10,556)
Equity in earnings of subsidiaries	51,032	10,222		(61,254)
Interest expense	(72,452)	(10,217)	(257)		(82,926)
Other income (expense), net		345	4,968		5,313

Income (loss) before income taxes	(27,082)	45,366	27,071	(61,254)	(15,899)

Provision (benefit) for income taxes	(28,095)	1,893	9,290		(16,912)

Net income (loss)	$1,013	$43,473	$17,781	$(61,254)	$1,013

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2003

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$1,013	$43,473	$17,781	$(61,254)	$1,013
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(51,032)	(10,222)		61,254
Depreciation and amortization	809	162,167			162,976
Equity compensation	5,049				5,049
Deferred income taxes		(11,621)	(16,882)		(28,503)
Impairments and dispositions		317			317
Proceeds from sale of proprietary credit cards			300,911		300,911
Changes in operating assets and liabilities, net	9,179	(203,555)	28,398		(165,978)

Net Cash Provided By (Used In) Operating Activities	(34,982)	(19,441)	330,208		275,785

INVESTING ACTIVITIES
Purchases of property and equipment		(135,807)			(135,807)
Business acquisitions and investments		(14,012)			(14,012)
Proceeds from the sale of assets		14,018			14,018

Net Cash Used In Investing Activities		(135,801)			(135,801)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	171,542	157,703	(329,245)
Payments on long-term debt and capital lease obligations		(2,753)			(2,753)
Purchases and retirements of common stock	(71,744)				(71,744)
Proceeds from issuance of common stock	4,184				4,184

Net Cash Provided By (Used In) Financing Activities	103,982	154,950	(329,245)		(70,313)

Increase In Cash and Cash Equivalents	69,000	(292)	963		69,671

Cash and cash equivalents at beginning of period	180,000	13,781	15,787		209,568

Cash and cash equivalents at end of period	$249,000	$13,489	$16,750		$279,239

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 31, 2004

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$321,000	$44,834			$365,834
Merchandise inventories	3,319	1,447,956			1,451,275
Other current assets		162,893			162,893
Deferred income taxes, net		63,161			63,161

Total Current Assets	324,319	1,718,844			2,043,163

Property and Equipment, net	5,793	2,074,806			2,080,599
Goodwill and Intangibles, net		325,577			325,577
Deferred Income Taxes, net		121,859			121,859
Other Assets	43,114	40,557			83,671
Investment in and Advances to Subsidiaries	3,107,659			(3,107,659)

Total Assets	$3,480,885	$4,281,643	—	$(3,107,659)	$4,654,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$830	$318,386			$319,216
Accrued expenses and other current liabilities	18,873	476,437			495,310
Current portion of long-term debt	142,649	9,235			151,884

Total Current Liabilities	162,352	804,058			966,410

Long-Term Debt	992,465	133,172			1,125,637
Other Long-Term Liabilities	3,900	236,754			240,654
Investment by and Advances from Parent		3,107,659		(3,107,659)
Shareholders’ Equity	2,322,168				2,322,168

Total Liabilities and Shareholders’ Equity	$3,480,885	$4,281,643	—	$(3,107,659)	$4,654,869

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

MANAGEMENT’S OVERVIEW

Saks Incorporated (and its subsidiaries, together the “Company”) is a U.S. retailer operating traditional and luxury department stores in 39 states. The Company operates its business through two principal business segments: the Saks Department Store Group (“SDSG”) and Saks Fifth Avenue Enterprises (“SFAE”). The Company’s merchandise offerings primarily consist of apparel, shoes, cosmetics and accessories, and to a lesser extent, gifts and home items. The Company offers national branded merchandise complemented by differentiated product through exclusive merchandise from core vendors, assortments from unique and emerging suppliers, and proprietary brands. At October 30, 2004, Saks operated 241 SDSG stores (excluding Club Libby Lu) with 26.4 million square feet, 64 Saks Fifth Avenue stores with 6.7 million square feet, and 53 Off 5th units with 1.5 million square feet. During the quarter, the Company opened seven mall-based Club Libby Lu specialty stores, bringing the quarter-end total to 35.

Earnings (loss) per share for the three-month period ended October 30, 2004 declined to ($0.18) per share from $0.09 per share in the three-month period ended November 1, 2003. The current year period included charges of ($.13) per share, primarily related to the planned closing of 12 SFAE stores. The comparable prior year period included net gains of $0.04 per share primarily due to an income tax benefit resulting from the favorable conclusions to previous tax filings. Additionally, management estimates that hurricane activity during the third quarter this year resulted in a loss of approximately $13 million in sales, which along with other costs approximated $0.03 per share.

SFAE realized a 4.3% comparable store sales increase during the three-month period ended October 30, 2004 in spite of a reduction in the level of promotional activity. SFAE invested a portion of the incremental sales and margin in expenses associated with key strategic store and marketing initiatives, including an increased number of sales associates and related compensation.

SDSG experienced a 2.6% comparable store sales decrease during the three-month period ended October 30, 2004 reflecting a challenging operating environment, particularly in the northern SDSG stores. Lower than planned sales led to higher markdowns, resulting in a decline in gross margin rate for the period. Excluding front-end expenses related to supply chain management initiatives, SG&A expenses at SDSG were lower than the prior period.

Consistent with the decline in earnings during the quarter, earnings (loss) per share for the nine-month period ended October 30, 2004 decreased to ($0.23) per share from $0.01 per share in the nine-month period ended November 1, 2003. The current nine-month period included charges of ($0.16) per share, primarily related to the planned closings of 12 SFAE stores and the dispositions of other stores. The comparable prior year nine-month period included net gains of $0.07 per share primarily related to an income tax benefit associated with the favorable conclusions to previous tax filings and a gain on the sale of the Company’s proprietary credit card portfolio.

SFAE realized an 11.9% comparable store sales increase during the nine-month period ended October 30, 2004 in spite of a reduction in the level of promotional activity. SFAE invested a portion of the incremental sales and margin in expenses associated with key strategic store and marketing initiatives and absorbing severance and other organizational costs associated with a transition in leadership.

SDSG experienced a 1.8% comparable store sales increase during the nine-month period ended October 30, 2004 and realized a decline in operating income, principally due to increased expense investments in strategic marketing, selling and innovation initiatives not being leveraged as anticipated sales levels were not achieved.

During the nine-month period ended October 30, 2004, the Company paid a special one-time cash dividend to shareholders of $2.00 per common share. Management believes this dividend represents an efficient way to distribute surplus capital to shareholders and demonstrates a commitment to enhancing shareholder returns.

On March 23, 2004, the Company issued $230 million of 2% convertible senior notes due 2024. The Company also repaid $72.2 million of its senior notes that matured in July 2004. At October 30, 2004 the Company had $75 million in revolver borrowings outstanding to fund seasonal working capital needs. Management expects to repay these borrowings during the fourth quarter.

In October 2004, the Company announced its intention to close 12 SFAE stores. The net pre-tax charge from closing these stores is principally related to asset impairments, lease terminations, inventory write downs and severance costs, which will be partially offset by gains on the disposition of one or more stores. The total charge is expected to be comprised of $35,000 of non-cash charges and $5,000 in cash charges offset by $5,000 in cash gains during fiscal 2004 and approximately $25,000 to $35,000 of charges (primarily cash) in future periods, principally 2005. During the three and nine- month periods ended

October 30, 2004, the Company incurred charges of $27,511, primarily related to asset impairments, lease termination costs and severance costs associated with the closings of these stores.

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

	Three Months Ended		Nine Months Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	60.8	61.1	61.6	62.2
Selling, general & administrative expenses	27.6	26.5	26.7	25.7
Other operating expenses	10.3	10.2	10.2	10.4
Store pre-opening costs	0.2	0.2	0.1	0.1
Impairments and dispositions	1.9	0.1	0.8	0.0

Operating income (loss)	(0.9)	1.9	0.6	1.5
Other income (expense):
Interest expense	(1.8)	(1.8)	(1.8)	(2.0)
Other income (expense), net	0.0	0.0	0.0	0.1

Income (loss) before income taxes	(2.8)	0.1	(1.2)	(0.4)

Provision (benefit) for income taxes	(1.1)	(0.7)	(0.5)	(0.4)

Net income (loss)	(1.7)%	0.8%	(0.7)%	0.0%

THREE MONTHS ENDED OCTOBER 30, 2004 COMPARED TO THREE MONTHS ENDED NOVEMBER 1, 2003

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended November 1, 2003 to the three-month period ended October 30, 2004:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the three months ended November 1, 2003	$20.9	$27.3	$(20.4)	$27.8

Store sales and margin	(12.5)	22.2	—	9.7
Operating expenses	(7.3)	(23.6)	0.2	(30.7)
Impairments and dispositions	—	—	(26.5)	(26.5)
Severence and other costs	—	—	5.9	5.9

Increase (Decrease)	(19.8)	(1.4)	(20.4)	(41.6)

For the three months ended October 30, 2004	$1.1	$25.9	$(40.8)	$(13.8)

Consolidated

Consolidated comparable store sales increased 0.3% during the three-month period ended October 30, 2004 versus the prior year period ended November 1, 2003, which combined with less promotional activity at SFAE, led to a $9.7 million improvement in consolidated gross margin. Increased operating expenses associated with the sales increase, an investment in key strategic initiatives and impairments and dispositions costs associated with store closings offset the margin improvement and contributed to a decline in consolidated operating income of $41.6 million.

SFAE

At SFAE, a comparable store sales increase of 4.3% combined with less promotional activity, contributed to a $22.2 million improvement in sales and margin. An increase of $23.6 million in operating expenses primarily reflected a continued investment in key strategic store and marketing initiatives, including an increased number of sales associates and related compensation. Management estimates that hurricane activity affected third quarter comparable store sales by approximately $6 million. The net effect of new and closed stores contributed $0.6 million of operating income as SFAE opened new Full Line stores in Raleigh, NC and Plano, TX.

SDSG

At SDSG, a comparable store sales decrease of 2.6% contributed to a $12.5 million reduction in sales and margin. Management estimates that hurricane activity in the Southeast accounted for approximately $7 million of lost sales for the quarter. The increase in operating expenses is largely attributable to approximately $5.7 million in front-end expenses related to supply chain management initiatives, which are primarily aimed at developing enhanced decision-making tools and business processes to improve the productivity of inventory investment. The net effect of new and closed stores resulted in a decrease in operating income of $2.8 million as SDSG opened new stores in Des Moines, IA and Birmingham, AL.

Expenses and charges not allocated to the segments increased by $20.4 million due largely to a year-over-year increase in impairments and dispositions resulting from the announced SFAE store closings. These increases were partially offset by a reduction in severance costs resulting from the prior period reorganization of SFAE management.

NET SALES

The following table shows relevant net sales information by segment for the three-month periods ended October 30, 2004 and November 1, 2003:

	Three Months Ended		Total (Decrease) Increase	Total % (Decrease) Increase	Comp % (Decrease) Increase
(In Millions)	October 30, 2004	November 1, 2003
SDSG	$846.5	$866.1	$(19.6)	-2.3%	-2.6%
SFAE	635.1	601.1	34.0	5.7%	4.3%

Consolidated	$1,481.6	$1,467.1	$14.5	1.0%	0.3%

For the three months ended October 30, 2004, total sales increased 1.0% year over year, and consolidated comparable store sales increase remained relatively flat at 0.3%. Management estimates that hurricanes in the southeast resulted in lost sales of approximately $13 million. The Company continued to enjoy strength in the luxury sector as evidenced by a 4.3% comparable store sales increase at SFAE. SDSG experienced a 2.6% decline in comparable store sales reflecting a challenging environment in the traditional department store sector. The net effect of sales generated from new and closed stores added $12.2 million.

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

GROSS MARGIN

For the three months ended October 30, 2004, gross margin was $580.4 million, or 39.2% of net sales, compared to $570.6 million, or 38.9% of net sales, for the three months ended November 1, 2003. The improvement in gross margin dollars was principally attributable to the increase in sales and the reduction in the level of promotional activity at SFAE. Below plan sales at SDSG triggered higher markdowns partially offsetting the improved gross margin at SFAE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the three months ended October 30, 2004, SGA was $408.7 million, or 27.6% of net sales, compared to $388.7 million, or 26.5% of net sales, for the three months ended November 1, 2003. The increase of $20.1 million in expenses was largely due to costs that increased with the increased sales at SFAE; front-end expenses related to supply chain management initiatives; charges resulting from hurricane activity in the Southeastern U.S.; and other insurance and benefits related costs.

OTHER OPERATING EXPENSES

For the three months ended October 30, 2004, other operating expenses were $153.6 million, or 10.3% of net sales, compared to $149.7 million, or 10.2% of net sales, for the three months ended November 1, 2003. The increase of $3.9 million was largely due to an increase in rent expenses resulting from the sales increase and an increase in property tax expense resulting from property tax refunds in the prior period.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended October 30, 2004 and November 1, 2003, the Company realized losses from impairments and dispositions of $28.3 million and $1.7 million, respectively. Current year charges were principally due to the impairment of store assets related to SFAE store closings and other impairment and disposition charges in the normal course of business. Prior year losses were principally due to the write-off of software and other asset disposals.

INTEREST EXPENSE

For the three months ended October 30, 2004, interest expense was $27.3 million, or 1.8% of net sales, compared to $26.2 million, or 1.8% of net sales, for the three months ended November 1, 2003. The increase of $1.1 million was primarily due to interest expense on the convertible notes and a reduction in interest income resulting from lower invested cash balances.

INCOME TAXES

During the three-month periods ended October 30, 2004 and November 1, 2003, the Company favorably concluded exams and reassessed contingencies associated with previous tax filings and accordingly recognized a net income tax benefit of $1.2 million and $11.1 million, respectively. Excluding these benefits, the effective income tax rates for the three-month periods ending October 30, 2004 and November 1, 2003 were 36.5%

NINE MONTHS ENDED OCTOBER 30, 2004 COMPARED TO NINE MONTHS ENDED NOVEMBER 1, 2003

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the nine-month period November 1, 2003 to the nine-month period October 30, 2004:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the nine months ended November 1, 2003	$57.9	$38.2	$(34.4)	$61.7

Store sales and margin	24.4	110.1	—	134.5
Operating expenses	(47.9)	(86.0)	(5.0)	(138.9)
Impairments and dispositions	—	—	(35.3)	(35.3)
Severance and other costs	—	—	5.3	5.3

Increase (Decrease)	(23.5)	24.1	(35.0)	(34.4)

For the nine months ended October 30, 2004	$34.4	$62.3	$(69.4)	$27.3

Consolidated

Consolidated comparable store sales increased 5.9% during the nine-month period ended October 30, 2004 versus the prior year period ended November 1, 2003, which led to a $134.5 million improvement in gross margin. An increase in operating expenses primarily reflected selling payroll, supplies and marketing costs to support the sales increase, in addition to a reduction in net credit contribution, front-end costs related to supply chain management initiatives, and costs incurred to invest in the business and streamline the organizational structure.

SFAE

At SFAE, a comparable store sales increase of 11.9% contributed to a $110.1 million improvement in sales and margin. An increase of $86.0 million in operating expenses primarily reflected the increase in selling payroll, supplies and marketing expenses to support the sales increase as well as costs incurred to invest in the business and streamline the organizational structure. SFAE also experienced a $1.3 million reduction in net credit contribution during the first quarter as it anniversaried the sale of the credit card portfolio. The net effect of new and closed stores contributed $2.8 million of operating income at SFAE.

SDSG

At SDSG, a comparable store sales increase of 1.8% contributed to a $24.4 million improvement in sales and margin. An increase of $47.9 million in operating expenses primarily reflected an increase in selling payroll, supplies and marketing expenses and front-end costs related to supply chain management initiatives. SDSG also experienced an $8.9 million reduction in net credit contribution during the first quarter as it anniversaried the sale of the credit card portfolio. The net effect of new and closed stores contributed to a $1.4 million reduction in operating income at SDSG.

Expenses and charges not allocated to the segments increased by $35.0 million due largely to an increase in impairment and dispositions resulting from the announced SFAE store closings. These increases were partially offset by a $5.3 million reduction in severance costs resulting from the prior period reorganization of SFAE management.

NET SALES

The following table shows relevant net sales information by segment for the nine-month periods ended October 30, 2004 and November 1, 2003:

	Nine Months Ended
(In Millions)	October 30, 2004	November 1, 2003	Total Increase	Total % Increase	Comp % Increase
SDSG	$2,474.8	$2,416.0	$58.8	2.4%	1.8%
SFAE	1,897.4	1,670.1	227.3	13.6%	11.9%

Consolidated	$4,372.2	$4,086.1	$286.1	7.0%	5.9%

The majority of the sales increase was due to a consolidated comparable store sales increase of 5.9%. The net effect of sales generated from new and closed stores added $51.4 million.

GROSS MARGIN

For the nine months ended October 30, 2004, gross margin was $1,678.9 million, or 38.4% of net sales, compared to $1,544.4 million, or 37.8% of net sales, for the nine months ended November 1, 2003. The improvement in gross margin dollars was primarily the result of the increase in sales, and the improvement in the gross margin rate was largely due to a reduction in the level of promotional activity at SFAE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SGA”)

For the nine months ended October 30, 2004, SGA was $1,165.3 million, or 26.7% of net sales, compared to $1,051.0 million, or 25.7% of net sales, for the nine months ended November 1, 2003. The increase of $114.3 million in expenses was largely due to an increase in selling payroll, supplies and marketing costs to support the sales increase, primarily at SFAE; costs associated with investing in the business and streamlining the organizational structure; and a reduction in net credit contribution as a result of the sale of the proprietary credit card portfolio. The decline in the SGA rate was principally due to the inability to flex operating expenses in the face of declining sales at SDSG, in addition to the absorption of costs associated with investing in the business and streamlining the organizational structure.

OTHER OPERATING EXPENSES

For the nine months ended October 30, 2004, other operating expenses were $445.9 million, or 10.2% of net sales, compared to $426.3 million, or 10.4% of net sales, for the nine months ended November 1, 2003. The increase of $19.6 million was largely due to an increase in rent expense resulting from the sales increase and higher payroll taxes related to sales driven compensation increases. Additionally, there was a year-over-year reduction in property tax refunds.

IMPAIRMENTS AND DISPOSITIONS

For the nine months ended October 30, 2004 and November 1, 2003, the Company realized impairment and disposition charges of $35.7 million and $0.3 million, respectively. Current year charges were principally due to the impairment of store assets resulting from the announced SFAE store closings and the impairment and disposition charges from other store closings in the normal course of business. Prior year charges primarily related to the write-off of software and other asset dispositions, offset by gains from the sale of property associated with closed stores.

INTEREST EXPENSE

For the nine months ended October 30, 2004, interest expense was $79.4 million, or 1.8% of net sales, compared to $82.9 million, or 2.0% of net sales, for the nine months ended November 1, 2003. The reduction of $3.5 million was primarily due to a reduction in interest rates associated with fixed to floating swap agreements, the exchange of higher coupon senior notes for lower coupon senior notes in 2003, and was partially offset by interest expense on the convertible notes and a reduction in interest income resulting from lower balances of invested cash.

INCOME TAXES

During the nine-month periods ended October 30, 2004 and November 1, 2003, the Company favorably concluded exams and reassessed contingencies associated with previous tax filings and accordingly recognized a net income tax benefit of $1.2 million and $11.1 million, respectively. Excluding these benefits, the effective income tax rates for the nine-month periods ending October 30, 2004 and November 1, 2003 were 36.5%

LIQUIDITY AND CAPITAL RESOURCES

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

Cash (used in) provided by operating activities was ($4.6) million for the nine months ended October 30, 2004 and $275.8 million for the nine months ended November 1, 2003. Cash (used in) provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. The $280.4 million decline in 2004 from 2003 was largely due to prior year receipt of proceeds from the sale of the proprietary credit card portfolio. Excluding the proceeds from the sale of the credit card portfolio, cash used in operating activities increased $20.5 million from the prior period.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at October 30, 2004 increased from November 1, 2003 largely to keep pace with the comparable stores sales increase and due to accelerated seasonal merchandise receipts in response to current year sales trends, principally at SFAE.

Cash used in investing activities was $135.4 million for the nine months ended October 30, 2004 and $135.8 million for the nine months ended November 1, 2003. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-business infrastructure).

Property and equipment balances at October 30, 2004 decreased over November 1, 2003 balances primarily due to depreciation on existing assets during the last twelve months and to store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at October 30, 2004 decreased slightly from November 1, 2003 due to amortization expense during the last twelve months.

Cash used in financing activities was $151.3 million for the nine months ended October 30, 2004 and $70.3 million for the nine months ended November 1, 2003. The year over year change was principally attributable to the $282.7 million payment of a special one-time cash dividend and the payment of $72.2 million to satisfy the July 2004 maturity of senior notes, offset by current period net proceeds received from the issuance of $230.0 million of convertible notes.

In December 2004, approximately $70.4 million of senior notes will mature. The Company believes it has sufficient cash on hand and availability under its revolving credit facility to repay this debt at maturity.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $800 million revolving credit facility. At October 30, 2004 and November 1, 2003, the Company maintained cash and cash equivalent balances of $74.5 million and $279.2 million, respectively. At October 30, 2004, the Company had borrowings of $75 million under its $800 million revolving credit facility, and had $145.6 million in unfunded letters of credit representing utilization. Availability under the facility was $579.4 million at October 30, 2004. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others. Management expects that revolver borrowings outstanding at October 30, 2004 will be repaid during the fourth quarter.

Senior notes in the amount of $70.4 million will mature in December 2004. The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay any of the Company’s senior notes at maturity.

CAPITAL STRUCTURE

The Company’s capital and financing structure is comprised of a revolving credit agreement, senior unsecured notes, convertible notes, capital and operating leases and real estate mortgage financing.

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend to shareholders of $2.00 per common share. On May 17, 2004, the Company paid $282.7 million to shareholders of record as of April 30, 2004. The remaining portion of the dividend has been accrued and will be paid prospectively as restricted shares vest.

At October 30, 2004, total debt was $1,504 million, representing an increase of $173 million from the balance of $1,331 million at November 1, 2003. This increase in debt was primarily the result of the issuance of $230 million of convertible senior notes, and borrowings of $75 million under its revolving credit facility, partially offset by a $53 million reduction related to the 2003 exchange offer of 8.25% senior notes and the payment of the July 2004 maturity of $72 million in senior notes. This increase in debt when coupled with a decline in shareholders’ equity resulting from the special one-time dividend increased the debt to total capitalization percentage to 43.6% from 37.6% in the prior year. The Company continuously evaluates its debt-to-capitalization in light of economic trends; business trends; levels of interest rates; and terms, conditions and availability of capital in the capital markets.

On March 23, 2004, the Company issued $230 million of convertible senior notes that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holders to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019 and upon a “Fundamental Change” which includes a change in control; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to dilution adjustments; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes.

At October 30, 2004, the Company had $1,060 million of unsecured senior notes outstanding, excluding the convertible notes, comprised of six separate series having maturities ranging from 2004 to 2019. The senior notes have substantially identical terms except for the maturity dates and interest payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The terms of each senior note call for all principal to be repaid at maturity.

At October 30, 2004 the Company had $133 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $7 million per year.

The Company is obligated to fund two cash balance pension plans. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal funding requirements in 2005 and 2006.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

During the nine months ended October 30, 2004, the Company increased its long-term debt by $305 million related to the issuance of its convertible senior notes and borrowings of $75 million under its revolving credit facility and reduced its long-term debt by $72 million resulting from the payment of the July 2004 maturity of senior notes. For further information regarding contractual obligations and off-balance sheet arrangements, see the Management Discussion and Analysis section of the Company’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission.

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

The Emerging Issues Task Force (EITF) recently reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share effective for periods ending after December 15, 2004. This statement would be applied retroactively to all periods presented. Furthermore, the Financial Accounting Standards Board (FASB) is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. The effect of these changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. The FASB is also contemplating a change in the accounting for equity compensation. The Company will implement new accounting pronouncements if and when they become effective.

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

At October 30, 2004, the Company had interest rate swap agreements with notional amounts of $150 million and $100 million, which swapped coupon rates of 8.25% and 7.50%, respectively for floating rates. The fair value of these swaps at October 30, 2004 was a loss of $0.7 million.

Based on the Company’s market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at October 30, 2004, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in the Company’s internal control over financial reporting during the quarter ended October 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides information as of October 30, 2004 with respect to shares of Common Stock repurchased by the Company during the quarter then ended (shares and dollars in thousands except for per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
August 1, 2004 - August 28, 2004	2,173	$12.18	2,173	18,950
August 29, 2004 - October 2, 2004	3,286	$12.25	3,286	15,664
October 3, 2004 - October 30, 2004	—	—	—	—

Total	5,459	$12.22	5,459	15,664

The Board of Directors has authorized 35,000 in share repurchase programs. All repurchases of shares shown above occurred under these programs.

Item 5. OTHER INFORMATION

On December 8, 2004 the Company and R. Brad Martin, the Company’s Chairman of the Board and Chief Executive Officer, entered into an Amended and Restated Employment Agreement dated December 8, 2004 (the “Amended Agreement”). The Amended Agreement amends and restates an Amended and Restated Employment Agreement dated April 18, 2003 between the Company and Mr. Martin (the “Prior Agreement”). The Prior Agreement is included as Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended February 1, 2003.

The following amendments to the Prior Agreement that are included in the Amended Agreement are material to the Company: (1) the term of the Amended Agreement ends on October 1, 2008, a one-year extension from the Prior Agreement; (2) Mr. Martin’s bonus potential in the Amended Agreement does not change from his bonus potential that existed prior to the Amended Agreement, but the Amended Agreement specifies Mr. Martin’s bonus potential of 100% of base salary for target performance and 200% of base salary for maximum performance; (3) the Amended Agreement provides for an annual 40,000 performance share award with a one-year restricted period for the portion of the annual award earned, which replaces two annual 20,000 performance share awards in the Prior Agreement that did not include any restricted period for shares earned; (4) the performance measures for a 500,000 share award to be made in accordance in the Prior Agreement (and its predecessor), which award obligation is carried over into the Amended Agreement and has not yet been performed, have been adjusted in the Amended Agreement to reflect the $2.00 per share cash dividend paid by the Company on May 17, 2004 to shareholders of record on April 30, 2004, and the award will be made under the Company’s 2004 Long-Term Incentive Plan approved by the Company’s shareholders on June 8, 2004; (5) a three-year restriction period has been added in the Amended Agreement to the annual 5,000 share restricted stock award carried over from the Prior Agreement; (6) the Amended Agreement includes the Company’s obligation to pay $50,000 to Mr. Martin annually for 14 years unless the Company terminates Mr. Martin’s employment for Cause and except in the event of Mr. Martin’s death, which payments the Company has agreed to make as a continuation of the Company’s agreement contained in the Prior Agreement (in lieu of payments for split-dollar life premiums); (7) under the Amended Agreement Mr. Martin may terminate his employment after the first anniversary of a change in control and would be entitled to a severance payment, while under the Prior Agreement he could have terminated his employment during the first 12 months following a change in control and would have been entitled to a severance payment; (8) the severance payment payable to Mr. Martin upon termination of employment without “Cause” or for “Good Reason” under the Amended Agreement would be three years base salary prior to a change in control and three years plus target bonus following a change in control, while the Prior Agreement provided for a severance payment upon termination of employment without Cause or for Good Reason (prior to, on, or after a change in control) equal to base salary plus 25% of maximum bonus potential for three years or to end of agreement term, whichever were longer; (9) with respect to health plan participation, the Amended Agreement adds an additional year of participation in health plans for Mr. Martin’s spouse and children and adds a suspension of Mr. Martin’s right to participate in health plans while he is employed full-time by an unrelated third party; (10) the Amended Agreement deletes Mr. Martin’s rights in the Prior Agreement to exercise stock options on a prorated basis upon termination for “Cause”; (11) the Amended Agreement adds to the definition of “Cause” the commission of a material act of fraud or dishonesty against the Company or the commission of an immoral or unethical act that materially reflects negatively on the Company; (12) the Amended Agreement describes Mr. Martin’s non-competition, non-solicitation, and non-disclosure obligations with greater specificity, and the Company believes that these provisions have been strengthened in the Company’s favor compared to the applicable provisions in the Prior Agreement; and (13) the Amended Agreement provides that Mr. Martin will forfeit defined categories of stock awards, and obligates Mr. Martin to pay to the Company the value of defined categories of stock awards, under specified circumstances. The Amended Agreement does not increase Mr. Martin’s minimum base salary.

Item 6. EXHIBITS.

(a)	Exhibits

10.1	Amended and Restated Employment Agreement between R. Brad Martin and the Company dated December 8, 2004

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(b)	Form 8-K Reports

   The following 8-K’s were filed during the quarter ended October 30, 2004:

Date Filed	Subject
August 5, 2004	Sales release for the four weeks ended July 31, 2004

August 17, 2004	News release announcing results of operations and financial condition for the second quarter ended July 31, 2004

September 2, 2004	Sales release for the four weeks ended August 28, 2004

September 17, 2004	Announcement that the Board of Directors of Saks Incorporated (the “Company”) adopted resolutions directing the Company to take appropriate actions to (1) amend the First Amended and Restated Rights Agreement between the Company and The Bank of New York and (2) propose for shareholder approval at the Company’s 2005 Annual Meeting of Shareholders the elimination of all 80% shareholder vote requirements in the Company’s Amended and Restated Charter and Amended and Restated Bylaws.

October 1, 2004	News release announcing the closure of Saks Fifth Avenue Enterprises stores

October 7, 2004	Sales release for the five weeks ended October 2, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

December 8, 2004
Date

/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and
Chief Financial Officer