Form 10-K
period 2005-01-29
SAKS INC
filed 2005-09-01
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended: January 29, 2005

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 29, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,815,407,977.

As of August 15, 2005, the number of shares of the Registrant’s Common Stock outstanding was 141,949,607.

PART I

Item 1. Business.

General

Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) operate two business segments, Saks Department Store Group (“SDSG”) and Saks Fifth Avenue Enterprises (“SFAE”).

SDSG currently operates 182 department stores in 19 states under the following nameplates: Parisian (39 stores), Younkers (48 stores), Herberger’s (40 stores), Carson Pirie Scott (31 stores), Bergner’s (14 stores) and Boston Store (10 stores). SDSG stores are principally anchor stores in leading regional or community malls, and the stores typically offer a broad selection of upper-moderate to better fashion apparel, shoes, accessories, jewelry, cosmetics and decorative home furnishings, as well as furniture in selected locations. SDSG stores are promoted as “the best place to shop in your hometown.” In addition, SDSG operates 49 Club Libby Lu mall-based specialty stores, targeting girls aged 4-12 years old.

SFAE includes Saks Fifth Avenue (“SFA”) luxury department stores (56 stores in 25 states) and Off 5th Saks Fifth Avenue Outlet stores (“Off 5th”) (50 stores in 23 states). Saks Fifth Avenue stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. Customers may also purchase SFA products by catalog or online at saks.com. Off 5th is intended to be the premier luxury off-price retailer in the United States. Off 5th stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics and decorative home furnishings, targeting the value-conscious customer.

Merchandising, sales promotion, and store operating support functions are conducted in multiple locations. Back office sales support functions for the Company, such as accounting, credit card administration, store planning and information technology, are largely centralized.

A summary of each business segment’s revenue, profitability and total assets for each of the last three years is shown in Note 15: Segment Information, under Notes to Consolidated Financial Statements within Item 8 (Consolidated Financial Statements and Supplementary Data of this Form 10-K) which is contained in this report. All financial information herein gives effect to the restatement described in Note 3: Restatement of Previously Issued Financial Statements, also included within Item 8.

Recent Developments

Audit Committee Investigations

On August 24, 2005, the Company announced completion of management’s confirmatory and supplementary work arising from the findings of the internal investigation conducted by the Audit Committee of the Company’s Board of Directors, which was initially disclosed by the Company on March 3, 2005 (the “Initial Investigation”). The Company also announced the completion of the Audit Committee’s supplemental inquiry that was disclosed on June 3, 2005.

The Initial Investigation was commenced at management’s request. On May 9, 2005, the Company disclosed the independent investigators’ conclusion that, during the Company’s 1999-2003 fiscal years, one of six SFAE merchandising divisions improperly collected markdown allowances from vendors totaling approximately $20 million. The Company also disclosed on May 9, 2005 that Company management was undertaking its own work to confirm this amount and to supplementally determine whether that SFAE division improperly collected markdown allowances before fiscal 1999. The Company disclosed on August 24 that management believes that the SFAE division improperly collected from vendors $26.0 million of markdown allowances during the Company’s 1999-2003 fiscal years and $8.2 million of markdown allowances during the 1996–1998 fiscal years. These amounts are attributable to overcollections that resulted from falsification, by merchants in the one SFAE division, of information delivered to vendors.

The Company is advising the affected vendors that it intends to reimburse them for these improperly collected markdown allowances. The Company will also pay the affected vendors interest at the rate of 7.25% per annum, totaling approximately $14.0 million, on these improperly collected markdown allowances. The Company recently began its reimbursement of affected vendors.

The Audit Committee’s investigation also examined SFAE’s allocations to vendors during the 1999-2003 fiscal years of a portion of markdown costs associated with certain of SFAE’s customer loyalty and other promotional activities. The Audit Committee’s investigation concluded that the mechanism for making these allocations was not communicated to vendors. The Company considered these issues and concluded that these allocations did not result in the improper collection of markdown allowances from vendors.

On June 3, 2005, the Company disclosed that the Audit Committee had begun a supplemental inquiry (the “Supplemental Inquiry”) into (1) the timing of recording of inventory markdowns and vendor markdown allowances at SFAE, (2) whether there had been any overcollections of vendor markdown allowances in any of the merchandising divisions of SFAE that had not been the subject of the Initial Investigation, and (3) whether there had been any inappropriate billing/logistics/transportation compliance chargebacks by the Company to any of its merchandise vendors. The Audit Committee requested Company management to review the investigation’s findings regarding the timing of recording of inventory markdowns and to review the timing of recording of vendor markdown allowances.

The Supplemental Inquiry did not find any overcollections of vendor markdown allowances in any of the merchandising divisions of SFAE that had not been the subject of the Initial Investigation. In addition, the Supplemental Inquiry did not find any fraudulent activities with respect to billing/logistics/transportation compliance chargebacks.

The Supplemental Inquiry did find evidence at SFAE of improper timing of recording of inventory markdowns during the fiscal years 1999 and 2001. Company management believes that, as a result of this improper timing, gross margin and operating income (1) for the second quarter of fiscal year 1999 were overstated, and for the third quarter of fiscal year 1999 were understated, by approximately $14.5 million, and (2) for the second quarter of fiscal year 2001 were overstated, and for the third quarter of fiscal year 2001 were understated, by approximately $11.0 million. Company management does not believe that these Audit Committee findings of improper timing of recording of inventory markdowns will have any effect on the restatement (described below) of the Company’s prior financial statements because the improper timing of recording of inventory markdowns during the fiscal years 1999 and 2001 did not affect annual financial results reported for those fiscal years.

Company management’s supplemental review and analysis, in part based on the findings of the Supplemental Inquiry, identified evidence at SFAE of incorrect timing of recording of vendor markdown allowances that affected the quarterly reporting periods for fiscal years 2003 and 2004. Company management believes that, as a result of this incorrect timing, gross margin and operating income (1) for the first quarter of fiscal year 2003 were overstated, and for the second quarter of fiscal year 2003 were understated, by approximately $3.3 million, (2) for the third quarter of fiscal year 2003 were overstated, and for the fourth quarter of fiscal year 2003 were understated, by approximately $4.4 million, (3) for the first quarter of fiscal year

2004 were overstated, and for the second quarter of fiscal year 2004 were understated, by approximately $4.0 million, and (4) for the third quarter of fiscal year 2004 were overstated, and for the fourth quarter of fiscal year 2004 were understated, by approximately $6.0 million. Company management believes the incorrect timing of recording of vendor markdown allowances did not affect annual financial results for fiscal years 2003 or 2004.

SEC and United States Attorney Investigations

As the Company has previously disclosed, the Company informed the Securities and Exchange Commission (the “SEC”) and the Office of the United States Attorney for the Southern District of New York of the Initial Investigation and Supplemental Inquiry. The Company has been notified that the SEC has issued a formal order of private investigation (the “SEC Investigation”) and that the Office of the United States Attorney has instituted an inquiry (the “United States Attorney Investigation”). The Company is fully cooperating with the SEC and the Office of the United States Attorney.

Review of Lease Accounting Methods

The Office of the Chief Accountant of the SEC on February 7, 2005 issued a letter to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under Generally Accepted Accounting Principles (“GAAP”). The Company subsequently completed a review of its historical lease accounting methods. As a result of its review, the Company determined that its historical methods of accounting for rent holidays; tenant improvement allowances; and determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

Restatement

The Company has determined that the financial statements for the periods from fiscal 1999 through the third quarter of fiscal 2004 should no longer be relied upon because of errors in such financial statements. Accordingly, the Company filed a Form 8-K on March 4, 2005 under Item 4.02(a), whereby the Company concluded that such financial statements should not be relied upon and that the Company would restate its financial statements for these periods to correct for these errors. The Company has also conducted a review of certain other items and made restatement adjustments to its previously issued consolidated financial statements to correct for these certain other items.

The consolidated financial statements and notes thereto included within this Form 10-K have been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-K for fiscal years 1999 through 2003. The Company’s quarterly financial information has also been restated to reflect adjustments to the Company’s previously reported financial information on Form 10-Q for the quarters ended May 1, 2004; July 31, 2004; October 30, 2004; May 3, 2003; August 2, 2003 and November 1, 2003. The Company does not intend to file Forms 10-K/A or Forms 10-Q/A for periods covered by the restatement, as this Form 10-K includes restated information for prior periods.

Sale of Assets

The Company consummated a transaction with Belk, Inc. (“Belk”) on July 5, 2005, in which Belk acquired from the Company, for approximately $622 million in cash, substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations, plus the assumption of approximately $1 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $700 million.

The Company also announced on April 29, 2005 that it is exploring strategic alternatives for its northern department store division (as a single business operation), operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers (which generated fiscal 2004 revenues of approximately $2.2 billion), as well as the Company’s Club Libby Lu specialty store business (which generated fiscal 2004 revenues of approximately $30 million). The strategic alternatives could include the sale of the northern department store division and/or Club Libby Lu.

Tender Offers and Consent Solicitations

On June 14, 2005, the Company received a notice of default with respect to its $230 million 2% Convertible Senior Notes due March 15, 2024 (the “convertible notes”). The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. The notice of default stated that the Company breached covenants in the indenture for the convertible notes that require the Company to (1) file with the SEC and the trustee for the convertible notes Annual Reports on Form 10-K and other reports, and (2) deliver to the trustee for the convertible notes, within a 120-day period after the end of the Company’s fiscal year ended January 29, 2005, a compliance certificate specified by the convertible notes indenture. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its outstanding senior notes and its outstanding convertible senior notes.

On July 19, 2005, the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes that would, among other things, extend to October 31, 2005, for purposes of the indentures, the Company’s deadlines to file this Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the first fiscal quarter of 2005. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585.7 million in principal amount of outstanding senior notes and received consents from holders of a majority of every class of its outstanding senior notes and of its outstanding convertible senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. Subsequent to the completion of the tender offers and consent solicitations, the Company repurchased $21.4 million of additional senior notes at par through unsolicited open market repurchases.

Merchandising

In both the SDSG and SFA stores, the Company believes that its commitment to a branded merchandising strategy, enhanced by its merchandise presentation and high level of customer service, makes the Company’s stores a preferred distribution channel for premier brand-name merchandise.

SDSG stores attempt to consistently offer a wide selection of unique and limited distribution merchandise as well as competitively priced national brands. Key brands featured in the Company’s SDSG stores include Liz Claiborne, Jones New York, JH Collectibles, Calvin Klein, Susan Bristol, Marisa Christina, Sigrid Olsen, Polo/Ralph Lauren, Tommy Hilfiger, Columbia, Hart Schaffner & Marx, Estee Lauder, Clinique, Lancome, Chanel, Nine West, Enzo, Franco Sarto, Bandalino, Born, Timberland, Clarks, Dooney & Bourke, Waterford, and Bali. In addition to the these brands, Parisian stores may carry brands such as Karen Kane, BCBG, Garfield & Marks, Tahari, Oakley, Robert Talbott, Hugo Boss, Tommy Bahama, Joseph Abboud, Callaway, Cutter & Buck, Bobbi Brown, Laura Mercier, Trish McEvoy, MAC, Donald Pliner, Stuart Weitzman, Kate Spade, Ferragamo, and

Brighton, which are typically carried only at specialty stores. SDSG differentiates its offerings from its competitors through exclusive merchandise from its core vendors, assortments from unique and emerging suppliers, and proprietary brands.

SFA stores carry luxury merchandise from both core vendors and new and emerging designers. SFA has key relationships with the leading American and European fashion houses, including Giorgio Armani, Chanel, Dolce and Gabbana, Salvatore Ferragamo, Gucci, Donna Karan, John Varvatos, Calvin Klein, Ralph Lauren, Judith Leiber, Prada, Escada, Carolina Herrera, Oscar de la Renta, St. John, Yves St. Laurent, TOD’S, Ermenegildo Zegna and Max Mara.

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

For the year ended January 29, 2005, the Company’s percentages of owned sales (exclusive of sales generated by leased departments) by major merchandise category were as follows:

	SDSG	SFA
Women’s Apparel	25.9%	38.8%
Cosmetics	13.8%	16.2%
Men’s Apparel	13.9%	13.1%
Accessories	8.6%	18.4%
Shoes	8.4%	8.7%
Home, gifts and furniture	14.3%	1.0%
Children’s Apparel	6.3%	0.7%
Intimate Apparel	3.8%	1.6%
Junior’s Apparel	3.4%	0.0%
Outerwear	1.6%	1.5%

Total	100.0%	100.0%

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

Each of the Company’s distribution facilities is linked electronically to the Company’s merchandising staff through a warehouse management system that updates the on-hand quantities of each purchase order received. The Company utilizes electronic data interchange (“EDI”) technology with the majority of its vendors, which is designed to move merchandise onto the selling floor more quickly and cost-effectively by allowing vendors to deliver floor-ready merchandise to the distribution facilities. High-speed automated conveyor systems then scan bar coded labels and divert incoming cartons of merchandise to the proper processing areas. Many types of merchandise are processed in the receiving area and immediately “cross docked” to the shipping dock for delivery to the stores. Certain processing areas are staffed with personnel equipped with hand-held radio frequency terminals that can scan a vendor’s bar code and transmit the necessary information to a computer to record merchandise on hand for each store.

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

For the SFA stores, the Company’s marketing principally emphasizes the latest fashion trends in luxury merchandise and primarily utilizes direct mail advertising, supplemented with national magazine and local radio advertising. To promote its image as the primary source of luxury goods in its trade areas, SFA sponsors numerous fashion shows and in-store special events highlighting the designers represented in the SFA stores. SFA also participates in “cause-related” marketing. This includes special in-store events and related national advertising designed to drive store traffic, while raising funds for charitable causes and organizations such as women’s cancer research.

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

Proprietary Credit Cards

Prior to April 15, 2003, National Bank of the Great Lakes (“NBGL”), the Company’s wholly owned credit card bank subsidiary, issued all proprietary credit cards to the Company’s customers and made all credit card loans. On April 15, 2003, Household Bank (SB), N.A. (now HSBC Bank Nevada, N.A.), an affiliate of Household International (“HSBC”), acquired the Company’s proprietary credit card business, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the Saks Credit Card Master Trust, which previously owned and securitized the accounts receivable generated by the proprietary credit card accounts.

As a result of the transaction, and pursuant to a program agreement with a term of ten years, HSBC establishes and owns proprietary credit card accounts for customers of the Company’s operating subsidiaries, retains the benefits and risks associated with the ownership of the accounts, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to a servicing agreement with a ten-year term, the Company continues to provide key customer service functions, including new account opening, transaction authorization, billing adjustments and customer inquiries, and receives compensation from HSBC for the provision of these services.

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

There are approximately 5.0 million proprietary credit accounts that have been active within the prior twelve months, and approximately 45% of the Company’s 2004 sales were transacted on the proprietary credit cards.

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

From time to time, the Company also licenses the trademarks of designers and celebrities so as to be able to offer differentiated product in its stores. Examples of such licenses include those for the trademarks Jane Seymour, Laura Ashley, Ruff Hewn, and Breckenridge, each of which the Company has the exclusive right to use in certain merchandise categories.

Reliance on Fifth Avenue Store

The Company’s Flagship Saks Fifth Avenue store located on Fifth Avenue in New York City accounted for approximately 8% of total Company owned sales and approximately 18% of SFAE’s owned sales in 2004 and plays a significant role in creating awareness for the Saks Fifth Avenue brand name.

Customer Service

The Company believes that good customer service contributes to increased store visits and purchases by its customers.

SDSG stores are intended to be customer-friendly and easy to shop. SDSG stores generally offer two types of service. A higher degree of personalized service is typically offered in several areas of the stores including cosmetics, shoes, women’s better sportswear, women’s special size sportswear, men’s tailored clothing, men’s better sportswear, intimate apparel, china, and furniture. These departments frequently offer clienteling programs and dedicated checkout facilities and are staffed by associates with significant product training. Convenience-oriented service is generally offered in the remaining areas of the stores. These areas frequently feature centralized customer service centers and are staffed with knowledgeable sales associates intending to deliver efficient transactions.

At SFAE, the Company’s goal is to deliver an inviting, customer-focused shopping experience and to “expertly deliver personalized style” to each customer. Compensation for sales associates is, in part, based upon customer satisfaction measures and productivity. Sales associates undergo extensive service, selling, and product-knowledge training and are encouraged to maintain frequent, personal contact with their customers. Sales associates are instructed to keep detailed customer records, send personalized thank-you notes, and routinely communicate with customers to advise them of new merchandise offerings and special promotions. Typical stores also provide comfortable seating areas and refreshments throughout the store. Most SFA stores offer a complimentary personal shopping service called “The Fifth Avenue Club.”

At both SDSG and SFAE, good customer service is encouraged through the development and monitoring of sales/productivity goals and through specific award and recognition programs.

Seasonality

The Company’s business, like that of many retailers, is subject to seasonal influences, with a significant portion of its sales and net income realized during the second half of the fiscal year, which includes the holiday selling season. Generally, more than 30% of the Company’s sales and substantially all of its net income are generated during the fourth fiscal quarter.

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

Associates

As of August 1, 2005, the Company employed approximately 45,000 associates, of which approximately 45% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time employees during seasonal peak selling periods. Less than one percent of the Company’s associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

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

Item 1A. Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position
R. Brad Martin	53	Chairman of the Board of Directors and Chief Executive Officer

Stephen I. Sadove	54	Vice Chairman and Chief Operating Officer; Director

James A. Coggin	63	President and Chief Administrative Officer; Director

Douglas E. Coltharp	44	Executive Vice President and Chief Financial Officer

Charles J. Hansen	57	Executive Vice President and General Counsel

Kevin G. Wills	39	Executive Vice President of Finance and Chief Accounting Officer

Julia A. Bentley	46	Senior Vice President of Investor Relations and Communications; Corporate Secretary

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

Douglas E. Coltharp joined the Company in November 1996 as Executive Vice President and Chief Financial Officer. From 1987 to November 1996, Mr. Coltharp was employed by Nationsbank (currently Bank of America), where he held a variety of positions including the post of Senior Vice President of Corporate Finance.

Charles J. Hansen was promoted to Executive Vice President and General Counsel of the Company in September 2003. He served in several capacities in the Company’s Law Department from February 1998 to September 2003, most recently as Senior Vice President and Deputy General Counsel. Prior to that, he served in various legal capacities with Carson Pirie Scott & Co. and its predecessors, including the post of Vice President, General Counsel, and Secretary. Prior to that, he was an attorney with Baxter International, Inc. and Shearman & Sterling.

Kevin G. Wills was appointed to Executive Vice President of Finance and Chief Accounting Officer, the Company’s principal accounting officer, in May 2005. He joined the Company in September 1997 and has served in the following capacities: Vice President of Financial Reporting from September 1997 to August 1998; Senior Vice President of Strategic Planning from September 1998 to August 1999; Senior Vice President of Planning and Administration of SDSG from September 1999 to January 2003; and Executive Vice President of Operations for the Company’s Parisian business from February 2003 to May 2005. Prior to joining the Company, Mr. Wills was Vice President and Controller for the Tennessee Valley Authority and before that, he was an audit manager with Coopers and Lybrand.

Julia A. Bentley has served as Senior Vice President of Investor Relations and Communications and Secretary of the Company since September 1997. Ms. Bentley joined the Company in 1987 and has held various financial positions, including Chief Financial Officer. Prior to joining the Company she was an audit manager with Ernst & Young.

Item 2. Properties.

The Company currently operates six principal distribution facilities as follows:

Company Stores Served	Location of Facility	Square Feet	Owned/Leased
Parisian	Steele, Alabama	180,000	Owned
Younkers	Green Bay, Wisconsin	182,000	Owned
Younkers	Ankeny, Iowa	102,000	Leased
Carson Pirie Scott, Bergner’s, Boston Store and Herberger’s	Rockford, Illinois	585,000	Owned
Saks Fifth Avenue and Off 5th	Aberdeen, Maryland	514,000	Leased
Saks Fifth Avenue and Off 5th	Ontario, California	120,000	Leased

The Company’s principal administrative offices are as follows:

Office	Location of Facility	Square Feet	Owned/Leased
Parisian stores support offices and Corporate administration	Birmingham, Alabama	125,000	Owned
Carson Pirie Scott, Bergner’s, Boston Store and Younkers stores and support offices	Milwaukee, Wisconsin	156,000	Owned
Corporate Operations Center	Jackson, Mississippi	272,000	Owned
Saks Fifth Avenue support offices	New York, New York	298,000	Leased
Saks Fifth Avenue support offices	Aberdeen, Maryland	70,000	Leased

The following table sets forth information about the Company’s stores as of August 1, 2005. The majority of the Company’s stores are leased. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, the Company contributes to common mall maintenance and is responsible for property tax and insurance expenses at its owned locations. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years. Off 5th leases typically have shorter terms.

	Owned Locations		Leased Locations		Total
Store Name	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Primary Locations
Younkers	9	1.2	39	3.3	48	4.5	Midwest
Parisian	12	1.5	27	3.2	39	4.7	Southeast
Herberger’s	5	0.6	35	2.3	40	2.9	Midwest
Carson Pirie Scott	8	1.8	23	2.8	31	4.6	Midwest
Boston Store	4	0.8	6	0.7	10	1.5	Midwest
Bergner’s	5	0.6	9	1.1	14	1.7	Midwest

SDSG	43	6.5	139	13.4	182	19.9

Saks Fifth Avenue	29	3.8	27	2.4	56	6.2	National
Off 5th	—	0.0	50	1.4	50	1.4	National

SFAE	29	3.8	77	3.8	106	7.6

Total	72	10.3	216	17.2	288	27.5

In addition to the stores listed above, SDSG also operated 49 Club Libby Lu specialty stores at August 1, 2005. These stores are leased and are typically one to two thousand square feet of space in regional malls.

Item 3. Legal Proceedings.

Investigations

For information on the Company’s Audit Committee investigations, the SEC Investigation and the United States Attorney Investigation, See Item 1. “Business – Recent Developments.”

Vendor Litigation

On May 17, 2005, International Design Concepts, LLC (“IDC”), filed suit against the Company in the Southern District of New York raising various claims, including alleged breach of contract, fraud and unjust enrichment. The suit alleges that from 1996 to 2003 the Company improperly took chargebacks and deductions for vendor markdowns, which resulted in IDC going out of business. The suit seeks damages in the amount of such unauthorized chargebacks and deductions. A second amended complaint was filed by IDC on June 14, 2005 asserting an additional claim for damages under the Uniform Commercial Code for vendor compliance chargebacks.

On May 20, 2004, Onward Kashiyama USA, Inc. (“Onward”) filed a breach of contract claim against the Company and SDSG in New York Supreme Court. The suit alleged that, starting in 1999, the Company took unauthorized chargebacks with respect to Onward’s delivery of merchandise to the Company. The suit sought damages in the amount of such allegedly improper chargebacks. The Initial Investigation determined that the

Company improperly collected markdown allowances from Onward. The Company and Onward settled the claim on August 23, 2005.

As discussed above in Item 1 “Recent Developments – Audit Committee Investigation,” the Company intends to reimburse all vendors from whom markdown allowances were determined to have been improperly collected. For additional information on the vendor repayment plan, see Item 1 “Recent Developments – Audit Committee Investigation.”

Shareholder Derivative Suits

On April 29, 2005, a shareholder derivative action was filed in the Circuit Court of Jefferson County, Alabama for the putative benefit of the Company against the members of the Board of Directors and certain executive officers alleging breach of their fiduciary duties in failing to correct or prevent problems with the Company’s accounting and internal control practices and procedures, among other allegations. Two similar shareholder derivative actions were filed on May 4, 2005 and May 5, 2005, respectively, in the Chancery Court of Davidson County, Tennessee. All three actions generally seek unspecified damages and disgorgement by the executive officers named in the complaints of cash and equity compensation received by them.

On July 12, 2005, the Board of Directors created a Special Litigation Committee (“SLC”) to investigate the derivative claims and to determine whether the litigation is in the best interests of the Company. On August 1, 2005, the Company filed a motion in the Alabama action to dismiss the complaint, or, in the alternative, to stay all proceedings pending the outcome of the SLC’s investigation. On August 19, 2005, the Company filed an agreed motion in the Tennessee actions to stay all proceedings for a period of ninety days pending the recommendation of the SLC as to whether the Company should pursue the litigation. The SLC’s investigation is ongoing, but it is too early to predict when the SLC will complete its work.

Other

In addition to the proceedings described above, the Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these additional legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

During 2003, the Company voluntarily entered into a consent order with the U.S. Office of the Comptroller of the Currency (the “OCC”). The consent order requires, among other things, that the Company implement and monitor policies and procedures to ensure compliance with the provisions of the Bank Secrecy Act and the related regulations of the OCC, including without limitation the requirements to maintain policies and procedures designed to comply with the record keeping and reporting requirements of the Bank Secrecy Act and to timely file Currency Transaction Reports and Suspicious Activity Reports with respect to certain currency payments taken by the Company on proprietary credit card accounts for which the Company or its subsidiaries act as servicer. The Company believes that it is complying in all material respects with the consent order.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol SKS. As of August 15, 2005, there were approximately 2,000 shareholders of record. The prices in the table below represent the high and low sales prices for the stock as reported by the NYSE.

The Company did not declare any dividends to common shareholders for the fiscal year ended January 31, 2004. For the fiscal year ended January 29, 2005, the Company declared a special one-time cash dividend of $2.00 per share of common stock payable on May 17, 2004 to holders of record on April 30, 2004. The dividend payout totaled approximately $285 million. Future dividends, if any, will be determined by the Company’s Board of Directors in light of circumstances then existing, including earnings, financial requirements, and general business conditions.

	Fiscal Year Ended 1/29/05		Fiscal Year Ended 1/31/04
	High	Low	High	Low
First Quarter	$17.92	$14.37	$9.19	$6.66
Second Quarter	$15.62	$12.66	$11.75	$8.50
Third Quarter	$13.09	$11.67	$14.15	$10.65
Fourth Quarter	$15.00	$11.97	$17.30	$13.56

The Company did not repurchase any common stock during the fourth quarter of 2004.

Item 6. Selected Financial Data.

The following selected financial data are derived from the consolidated financial statements of the Company and have been restated for each of 2003, 2002, 2001 and 2000 to reflect adjustments that are further discussed in Recent Developments within Item 1., Business and in Note 3: Restatement of Financial Statements under Notes to Consolidated Financial Statements included within Item 8., Consolidated Financial Statements and Supplementary Data of this Form 10-K. The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	Year Ended
		Restated
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	January 29, 2005	January 31, 2004	February 1, 2003		February 2, 2002	February 3, 2001

CONSOLIDATED INCOME STATEMENT DATA:

Net sales	$6,437,277	$6,055,055	$5,911,122		$6,070,568	$6,581,236
Cost of sales (excluding depreciation and amortization)	3,995,460	3,761,458	3,707,604		3,931,661	4,208,138

Gross margin	2,441,817	2,293,597	2,203,518		2,138,907	2,373,098
Selling, general and administrative expenses	1,614,658	1,489,383	1,370,881		1,421,561	1,447,455
Other operating expenses	601,183	579,056	580,675		584,949	583,082
Impairments and dispositions	31,751	8,150	19,547		45,215	71,772
Integration charges	—	(62)	9,981		1,539	21,159

Operating income	194,225	217,070	222,434		85,643	249,630

Interest expense	(114,035)	(117,372)	(128,353)		(135,357)	(154,667)
Gain (loss) on extinguishment of debt	—	(10,506)	709		26,110	—
Other income (expense), net	4,048	5,004	2,112		3,489	10,023

Income (loss) before income taxes and cumulative effect of accounting change	84,238	94,196	96,902		(20,115)	104,986
Provision (benefit) for income taxes	23,153	21,832	39,200		(7,167)	28,174

Income (loss) before cumulative effect of accounting change	61,085	72,364	57,702		(12,948)	76,812
Cumulative effect of a change in accounting principle, net of taxes	—	—	(45,593	)*	—	—

Net income (loss)	$61,085	$72,364	$12,109		$(12,948)**	$76,812

Basic earnings (loss) per common share:
Before cumulative effect of accounting change	$0.44	$0.52	$0.40		$(0.09)	$0.54
After cumulative effect of accounting change	$0.44	$0.52	$0.08		$(0.09)	$0.54

Diluted earnings (loss) per common share:
Before cumulative effect of accounting change	$0.42	$0.51	$0.39		$(0.09)	$0.54
After cumulative effect of accounting change	$0.42	$0.51	$0.08		$(0.09)	$0.54

Weighted average common shares:
Basic	139,470	139,824	142,750		141,988	141,656
Diluted	144,034	142,921	146,707		141,988	142,718

CONSOLIDATED BALANCE SHEET DATA:

Working capital	$1,138,995	$1,083,622	$1,174,704		$1,021,198	$1,109,868
Total assets	$4,704,079	$4,680,517	$4,607,948		$4,639,420	$5,162,625
Long-term debt, less current portion	$1,346,222	$1,125,637	$1,327,381		$1,356,580	$1,801,657
Shareholders’ equity	$2,084,417	$2,293,336	$2,243,614		$2,259,914	$2,279,870
Cash dividends (per share)	$2.00	$—	$—		$—	$—

*	Represents the cumulative effect of a change in accounting for goodwill in accordance with SFAS No. 142
**	Net loss principally reflects decline in operating income following the effects of September 11, 2001

The following tables present the effect of the adjustments resulting from the restatement on the Company’s Consolidated Statements of Income and the Condensed Consolidated Balance Sheets as of and for the years ended January 31, 2004, February 1, 2003, February 2, 2002 and February 3, 2001, including the percentage increase or decrease. See Management’s Discussion and Analysis of Financial Condition and Results of Operation –“Restatement of Previously Issued Financial Statements” and Note 3 of the Consolidated Financial Statements for a description of the transactions resulting in the adjustments and for analyses of the effect of the adjustments on the principal consolidated balance sheet and statement of income accounts affected.

CONDENSED STATEMENT OF INCOME

	Year Ended January 31, 2004
(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$6,055,055	$—	$6,055,055	0.0%
Cost of sales (excluding depreciation and amortization)	3,762,722	(1,264)	3,761,458	0.0%

Gross margin	2,292,333	1,264	2,293,597	0.1%
Selling, general and administrative expenses	1,477,329	12,054	1,489,383	0.8%
Other operating expenses	576,927	2,129	579,056	0.4%
Impairments and dispositions	8,150	—	8,150	0.0%
Integration charges	(62)	—	(62)	0.0%

OPERATING INCOME	229,989	(12,919)	217,070	-5.6%
Interest expense	(109,713)	(7,659)	(117,372)	7.0%
Gain (loss) on extinguishment of debt	(10,506)	—	(10,506)	0.0%
Other income (expense), net	109	4,895	5,004	NM

INCOME BEFORE INCOME TAXES	109,879	(15,683)	94,196	-14.3%
Provision for income taxes	27,052	(5,220)	21,832	-19.3%

NET INCOME	$82,827	$(10,463)	$72,364	-12.6%

Earnings per common share:
Basic earnings per common share	$0.59	$(0.07)	$0.52	-11.9%

Diluted earnings per common share	$0.58	$(0.07)	$0.51	-12.1%

Weighted average common shares:
Basic	139,824		139,824
Diluted	142,921		142,921

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Restatement of Previously Issued Financial Statements” and Note 3 of Notes to Consolidated Financial Statements.

NM is defined as “Not Meaningful.”

CONDENSED STATEMENT OF INCOME

	Year Ended February 1, 2003
(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$5,911,122	$—	$5,911,122	0.0%
Cost of sales (excluding depreciation and amortization)	3,715,502	(7,898)	3,707,604	-0.2%

Gross margin	2,195,620	7,898	2,203,518	0.4%
Selling, general and administrative expenses	1,354,882	15,999	1,370,881	1.2%
Other operating expenses	578,111	2,564	580,675	0.4%
Impairments and dispositions	19,547	—	19,547	0.0%
Integration charges	9,981	—	9,981	0.0%

OPERATING INCOME	233,099	(10,665)	222,434	-4.6%
Interest expense	(124,052)	(4,301)	(128,353)	3.5%
Gain (loss) on extinguishment of debt	709	—	709	0.0%
Other income (expense), net	229	1,883	2,112	NM

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	109,985	(13,083)	96,902	-11.9%
Provision for income taxes	40,148	(948)	39,200	-2.4%

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	69,837	(12,135)	57,702	-17.4%
Cumulative effect of a change in accounting principle, net of taxes	(45,593)	—	(45,593)	0.0%

NET INCOME	$24,244	$(12,135)	$12,109	-50.1%

Earnings per common share:
Basic earnings per common share before cumulative effect of accounting change	$0.49	$(0.09)	$0.40	-18.4%
Cumulative effect of accounting change	(0.32)	—	(0.32)	-0.0%

Basic earnings per common share	$0.17	$(0.09)	$0.08	-52.9%

Diluted earnings per common share before cumulative effect of accounting change	$0.48	$(0.09)	$0.39	-18.8%
Cumulative effect of accounting change	(0.31)	—	(0.31)	0.0%

Diluted earnings per common share	$0.17	$(0.09)	$0.08	-52.9%

Weighted average common shares:
Basic	142,750		142,750
Diluted	146,707		146,707

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Restatement of Previously Issued Financial Statements” and Note 3 of Notes to Consolidated Financial Statements.

NM is defined as “Not Meaningful.”

CONDENSED STATEMENT OF INCOME

	Year Ended February 2, 2002
(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$6,070,568	$—	$6,070,568	0.0%
Cost of sales (excluding depreciation and amortization)	3,938,150	(6,489)	3,931,661	-0.2%

Gross margin	2,132,418	6,489	2,138,907	0.3%
Selling, general and administrative expenses	1,411,266	10,295	1,421,561	0.7%
Other operating expenses	582,623	2,326	584,949	0.4%
Impairments and dispositions	32,621	12,594	45,215	38.6%
Integration charges	1,539	—	1,539	0.0%

OPERATING INCOME	104,369	(18,726)	85,643	-17.9%
Interest expense	(131,039)	(4,318)	(135,357)	3.3%
Gain (loss) on extinguishment of debt	26,110	—	26,110	0.0%
Other income (expense), net	1,083	2,406	3,489	NM

INCOME (LOSS) BEFORE INCOME TAXES	523	(20,638)	(20,115)	NM
Provision (benefit) for income taxes	201	(7,368)	(7,167)	NM

NET INCOME (LOSS)	$322	$(13,270)	$(12,948)	NM

Earnings per common share:
Basic earnings (loss) per common share	$0.00	$(0.09)	$(0.09)	NM

Diluted earnings (loss) per common share	$0.00	$(0.09)	$(0.09)	NM

Weighted average common shares:
Basic	141,988		141,988
Diluted	144,498		141,988

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Restatement of Previously Issued Financial Statements” and Note 3 of Notes to Consolidated Financial Statements.

NM is defined as “Not Meaningful.”

CONDENSED STATEMENT OF INCOME

	Year Ended February 3, 2001
(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$6,581,236	$—	$6,581,236	0.0%
Cost of sales (excluding depreciation and amortization)	4,211,707	(3,569)	4,208,138	-0.1%

Gross margin	2,369,529	3,569	2,373,098	0.2%
Selling, general and administrative expenses	1,433,357	14,098	1,447,455	1.0%
Other operating expenses	580,853	2,229	583,082	0.4%
Impairments and dispositions	73,572	(1,800)	71,772	-2.4%
Integration charges	19,886	1,273	21,159	6.4%

OPERATING INCOME	261,861	(12,231)	249,630	-4.7%
Interest expense	(149,995)	(4,672)	(154,667)	3.1%
Other income (expense), net	3,733	6,290	10,023	NM

INCOME BEFORE INCOME TAXES	115,599	(10,613)	104,986	-9.2%
Provision for income taxes	40,383	(12,209)	28,174	-30.2%

NET INCOME	$75,216	$1,596	$76,812	2.1%

Earnings per common share:
Basic earnings per common share	$0.53	$0.01	$0.54	1.9%

Diluted earnings per common share	$0.53	$0.01	$0.54	1.9%

Weighted average common shares:
Basic	141,656		141,656
Diluted	142,718		142,718

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Restatement of Previously Issued Financial Statements” and Note 3 of Notes to Consolidated Financial Statements.

NM is defined as “Not Meaningful.”

CONDENSED CONSOLIDATED BALANCE SHEET

January 31, 2004 (In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS
Cash and cash equivalents	$365,834	$39	$365,873	0.0%
Merchandise inventories	1,451,275	(12,823)	1,438,452	-0.9%
Other current assets	162,893	(11,670)	151,223	-7.2%
Current deferred income taxes, net	63,161	13,441	76,602	21.3%
Property and equipment, net of depreciation	2,080,599	36,980	2,117,579	1.8%
Goodwill and intangibles, net of amortization	325,577	1,198	326,775	0.4%
Non-current deferred income taxes, net	121,859	(1,517)	120,342	-1.2%
Other assets	83,671	—	83,671	0.0%

TOTAL ASSETS	$4,654,869	$25,648	$4,680,517	0.6%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$319,216	$29,934	$349,150	9.4%
Accrued expenses	401,719	(37,147)	364,572	-9.2%
Accrued compensation and related items	69,404	—	69,404	0.0%
Sales taxes payable	24,187	(10,669)	13,518	-44.1%
Current portion of long-term debt	151,884	—	151,884	0.0%
Long-term debt	1,125,637	—	1,125,637	0.0%
Other long-term liabilities	240,654	72,362	313,016	30.1%

TOTAL LIABILITIES	2,332,701	54,480	2,387,181	2.3%

TOTAL SHAREHOLDERS’ EQUITY	2,322,168	(28,832)	2,293,336	-1.2%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,654,869	$25,648	$4,680,517	0.6%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Restatement of Previously Issued Financial Statements” and Note 3 of Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET

February 1, 2003 (In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS
Cash and cash equivalents	$209,568	$(376)	$209,192	-0.2%
Retained interest in accounts receivable	267,062	—	267,062	0.0%
Merchandise inventories	1,306,667	(5,759)	1,300,908	-0.4%
Other current assets	93,422	3,486	96,908	3.7%
Current deferred income taxes, net	41,806	10,919	52,725	26.1%
Property and equipment, net of depreciation	2,143,105	29,480	2,172,585	1.4%
Goodwill and intangibles, net of amortization	316,430	1,288	317,718	0.4%
Non-current deferred income taxes, net	148,805	(10,356)	138,449	-7.0%
Other assets	52,491	(90)	52,401	-0.2%

TOTAL ASSETS	$4,579,356	$28,592	$4,607,948	0.6%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$273,989	$28,623	$302,612	10.4%
Accrued expenses	416,024	(71,224)	344,800	-17.1%
Accrued compensation and related items	55,049	—	55,049	0.0%
Sales taxes payable	44,849	—	44,849	0.0%
Current portion of long-term debt	4,781	—	4,781	0.0%
Long-term debt	1,327,381	—	1,327,381	0.0%
Other long-term liabilities	190,011	94,851	284,862	49.9%

TOTAL LIABILITIES	2,312,084	52,250	2,364,334	2.3%

TOTAL SHAREHOLDERS’ EQUITY	2,267,272	(23,658)	2,243,614	-1.0%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,579,356	$28,592	$4,607,948	0.6%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Restatement of Previously Issued Financial Statements” and Note 3 of Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET

February 2, 2002 (In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS
Cash and cash equivalents	$99,102	$393	$99,495	0.4%
Retained interest in accounts receivable	239,420	(912)	238,508	-0.4%
Merchandise inventories	1,295,878	(29,067)	1,266,811	-2.2%
Other current assets	74,960	20,413	95,373	27.2%
Current deferred income taxes, net	60,569	11,954	72,523	19.7%
Property and equipment, net of depreciation	2,246,818	29,804	2,276,622	1.3%
Goodwill and intangibles, net of amortization	363,528	1,378	364,906	0.4%
Non-current deferred income taxes, net	173,077	10,116	183,193	5.8%
Other assets	42,169	(180)	41,989	-0.4%

TOTAL ASSETS	$4,595,521	$43,899	$4,639,420	1.0%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$238,818	$14,329	$253,147	6.0%
Accrued expenses	444,146	(49,595)	394,551	-11.2%
Accrued compensation and related items	51,469	—	51,469	0.0%
Sales taxes payable	47,284	—	47,284	0.0%
Current portion of long-term debt	5,061	—	5,061	0.0%
Long-term debt	1,356,580	—	1,356,580	0.0%
Other long-term liabilities	180,726	90,688	271,414	50.2%

TOTAL LIABILITIES	2,324,084	55,422	2,379,506	2.4%

TOTAL SHAREHOLDERS’ EQUITY	2,271,437	(11,523)	2,259,914	-0.5%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,595,521	$43,899	$4,639,420	1.0%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Restatement of Previously Issued Financial Statements” and Note 3 of Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEET

February 3, 2001 (In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS
Cash and cash equivalents	$64,660	$53,476	$118,136	82.7%
Retained interest in accounts receivable	220,809	—	220,809	0.0%
Merchandise inventories	1,522,203	(17,537)	1,504,666	-1.2%
Other current assets	69,378	14,868	84,246	21.4%
Current deferred income taxes, net	39,188	9,501	48,689	24.2%
Property and equipment, net of depreciation	2,390,850	45,891	2,436,741	1.9%
Goodwill and intangibles, net of amortization	511,333	1,198	512,531	0.2%
Non-current deferred income taxes, net	178,118	4,617	182,735	2.6%
Other assets	54,072	—	54,072	0.0%

TOTAL ASSETS	$5,050,611	$112,014	$5,162,625	2.2%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$319,537	$61,741	$381,278	19.3%
Accrued expenses	400,235	(25,345)	374,890	-6.3%
Accrued compensation and related items	59,975	—	59,975	0.0%
Sales taxes payable	44,885	—	44,885	0.0%
Current portion of long-term debt	5,650	—	5,650	0.0%
Long-term debt	1,801,657	—	1,801,657	0.0%
Other long-term liabilities	124,843	89,577	214,420	71.8%

TOTAL LIABILITIES	2,756,782	125,973	2,882,755	4.6%

TOTAL SHAREHOLDERS’ EQUITY	2,293,829	(13,959)	2,279,870	-0.6%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,050,611	$112,014	$5,162,625	2.2%

See Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Restatement of Previously Issued Financial Statements” and Note 3 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis (“MD&A”) is intended to provide an analytical view of the business from management’s perspective of operating the business and is considered to have these major components:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

MD&A should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this document.

OVERVIEW

GENERAL

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

The Company seeks to create value for its shareholders through improving returns on its invested capital. The Company attempts to generate improved operating margins through generating sales increases while improving merchandising margins and controlling expenses. The Company uses operating cash flows to reinvest in the business and to repurchase debt or equity. The Company actively manages its real estate portfolio by routinely evaluating opportunities to improve or close underproductive stores and open new units.

SUBSEQUENT EVENTS

Sale of Assets

On July 5, 2005, the Company consummated a transaction with Belk, Inc. (“Belk”), whereby Belk acquired from the Company for approximately $622 million in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations (components within SDSG), plus the assumption of approximately $1 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores which generated fiscal 2004 revenues of approximately $700 million.

Additionally, the Company announced on April 29, 2005 that it is exploring strategic alternatives for its northern department store division (as a single business operation), operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers (which generated fiscal 2004 revenues of approximately $2.2 billion), as well as its Club Libby Lu specialty store business (which generated fiscal 2004 revenues of approximately $30 million). The strategic alternatives could include the sale of the northern department store division and/or Club Libby Lu.

Tender Offers and Consent Solicitations

On June 14, 2005, the Company received a notice of default with respect to its $230 million 2% Convertible Senior Notes due March 15, 2024 (the “convertible notes”). The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. The notice of default stated that the Company breached covenants in the indenture for the convertible notes that require the Company to (1) file with the Securities and Exchange Commission (“SEC”) and the trustee for the convertible notes Annual Reports on Form 10-K and other reports, and (2) deliver to the trustee for the convertible notes, within a 120-day period after the end of the Company’s fiscal year ended January 29, 2005, a compliance certificate specified by the convertible notes indenture. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its outstanding senior notes and its outstanding convertible senior notes.

On July 19, 2005, the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes that would, among other things, extend to October 31, 2005, for purposes of the indentures, the Company’s deadlines to file this Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the first fiscal quarter of 2005. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585.7 million in principal amount of outstanding senior notes and received consents from holders of a majority of every class of its outstanding senior notes and of its outstanding convertible senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. Subsequent to the completion of the tender offers and consent solicitations, the Company repurchased $21.4 million of additional senior notes at par through unsolicited open market repurchases.

FOURTH QUARTER 2004 CHANGES IN ESTIMATES

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. Examples of some of the significant estimates in the Company’s financial statements include estimation of return reserves, various compensation accruals, estimation of future cash flows for use in evaluating asset valuation and potential asset impairments, inventory reserves, and others.

The Company issued a press release on March 4, 2005 setting forth its unaudited consolidated statements of income for the fiscal year ended January 29, 2005. The net income reported on the consolidated statement of income for 2004 contained in these financial statements is lower than the previously announced unaudited results by approximately $2.4 million, or $0.02 per diluted share.

In connection with the procedures associated with its restatement, as further described in Note 3 of Notes to Consolidated Financial Statements in Item 8, the Company performed an extensive evaluation of information used in the preparation of certain estimates made in preparing the financial statements for the year ended January 29, 2005. These estimates were reflected in the previously released unaudited results of operations disclosed in the Company’s press release furnished in its Current Report on Form 8-K dated March 4, 2005. Management believes that additional information now available provides additional evidence about conditions that existed at the balance sheet date that have come to management’s attention prior to the release of the Company’s audited financial statements for the year ended January 29, 2005. Accordingly, certain fourth quarter 2004 estimates were revised to reflect the financial statement effect of the additional information upon management’s estimates.

The following table summarizes the effect of fourth quarter changes in estimates to net income:

Increase (Decrease) (in thousands)
Fourth Quarter 2004 changes in Estimates:
Legal accrual	$(1,843)
Returns reserve	(1,405)
Bonus accrual	2,081
Inventory reserves	(5,038)
Unclaimed property accrual	1,459
Accounts payable accrual	1,485
Benefits accrual	2,943
Other items, net	(3,484)

Total pretax changes in estimates	(3,802)
Income tax adjustments (provision) benefit	1,388

Total changes in estimates	$(2,414)

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

At management’s request, the Audit Committee of the Board of Directors conducted an internal investigation into alleged improper collections of vendor markdown allowances in one of SFAE’s six merchandising divisions. The Audit Committee’s investigation and the Company’s supplemental review and analysis were completed in August 2005, and concluded that markdown allowances had been improperly collected from vendors during the 1996 through 2003 fiscal periods.

The Office of the Chief Accountant of the SEC on February 7, 2005 issued a letter to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under GAAP. The Company subsequently completed a review of its historical lease accounting methods. As a result of its review, the Company determined that its historical methods of accounting for rent holidays; tenant improvement allowances; and determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

The Company has determined that the financial statements for the periods from fiscal 1999 through the third quarter of fiscal 2004 should no longer be relied upon because of errors in such financial statements. Accordingly, the Company filed a Form 8-K on March 4, 2005 under item 4.02(a), whereby the Company concluded that such financial statements should not be relied upon, and that the Company would restate its financial statements for these periods to correct for these errors. The Company has also conducted a review of certain other items and made restatement adjustments to its previously issued consolidated financial statements to correct for these certain other items.

These consolidated financial statements and notes thereto reflect adjustments to the Company’s previously reported financial information for fiscal years 2002 and 2003. The Company’s quarterly financial information reflects adjustments to the Company’s previously reported financial information for the quarters ended May 1, 2004; July 31, 2004; October 30, 2004; May 3, 2003; August 2, 2003 and November 1, 2003. The Company did

not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

The following provides details of the adjustments included in the restatement of the Company’s consolidated financial statements and the effect of the adjustments on the Company’s Consolidated Balance Sheet at January 31, 2004, February 1, 2003, February 2, 2002 and February 3, 2001 and its Consolidated Statement of Income and Consolidated Statement of Cash Flows for 2003, 2002, 2001 and 2000.

IMPROPER COLLECTION OF VENDOR ALLOWANCES

As previously discussed, on March 3, 2005, the Company disclosed that, at management’s request, the Audit Committee of the Board of Directors had been conducting an internal investigation into alleged improper collections of vendor markdown allowances in one of SFAE’s six merchandising divisions (the “Initial Investigation”). On May 9, 2005, the Company announced that the Initial Investigation concluded that markdown allowances had been improperly collected from vendors during the 1999 through 2003 fiscal periods.

On June 3, 2005, the Company disclosed that the Audit Committee had begun a supplemental inquiry (the “Supplemental Inquiry”) into (1) the timing of the recording of inventory markdowns and vendor markdown allowances at SFAE, (2) whether there had been any overcollections of vendor markdown allowances in any of the merchandising divisions of SFAE that had not been the subject of the Initial Investigation, and (3) whether there had been any inappropriate billing/logistics/transportation compliance chargebacks by the Company to any of its merchandise vendors. The Audit Committee requested Company management to review the investigation’s findings regarding the timing of recording of inventory markdowns and to review the timing of recording of vendor markdown allowances.

The Supplemental Inquiry did not find any overcollections of vendor markdown allowances in any of the merchandising divisions of SFAE that had not been the subject of the Initial Investigation. In addition, the Supplemental Inquiry did not find any fraudulent activities with respect to billing/logistics/transportation compliance chargebacks.

The Company undertook a confirmatory process related to the Initial Investigation and the Supplemental Inquiry by conducting its own review and analysis. The scope of the Company’s review and analysis was broadened to include additional fiscal periods and additional vendors within the one division at SFAE where the improper collection had occurred as well as other merchandising divisions of SFAE.

On August 24, 2005 the Company announced that management’s confirmatory and supplementary work was completed. The Company concluded that vendor allowances of approximately $34.1 million had been improperly collected from vendors in periods from fiscal 1996 through 2003. These amounts are attributable to overcollections that resulted from falsification by merchants in one SFAE merchandising division of information delivered to vendors. No improper collection was identified in fiscal 2004. The Company will pay interest at the rate of 7.25% per annum to the affected vendors totaling approximately $14.0 million. In aggregate, the Company expects to repay vendors a total of approximately $48.1 million during fiscal 2005.

The effect of the restatement relating to these improper collections on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002	2001	2000
Consolidated Statement of Income:
Cost of sales	$1,207	$5,707	$4,835	$7,534
Interest expense	2,764	2,418	1,912	1,282
Net income	(2,593)	(5,159)	(4,183)	(5,422)

Consolidated Balance Sheet:
Accounts payable	$31,871	$30,664	$24,957	$20,122
Accrued expenses:
Accrued interest	9,401	6,637	4,219	2,307
Income taxes payable	(15,475)	(14,097)	(11,131)	(8,567)

Total accrued expenses	(6,074)	(7,460)	(6,912)	(6,260)
Total shareholders’ equity	(25,797)	(23,204)	(18,045)	(13,862)

Additionally, the Company concluded that evidence of incorrect timing of markdown allowances at SFAE existed during 2003 and 2004. The incorrect timing of the recording of these vendor markdown allowances affected the quarterly reporting periods for fiscal years 2003 and 2004, but had no annual effect on either annual period.

The Company informed the SEC of the Audit Committee’s investigations and the SEC has notified the Company that it has issued a formal order of private investigation. The Company was informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. The Company is fully cooperating with the SEC and the Office of the United States Attorney.

OPERATING LEASES

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants (“the SEC letter”) regarding certain accounting principles relating to three aspects of lease accounting: accounting for landlord improvement incentives to tenants (“tenant allowances”); the recognition of rent expense when the lease term in an operating lease contains a period of free or reduced rents commonly referred to as a “rent holiday”; and the period of time used for the depreciation of leasehold improvements. Following the release of the SEC letter, many retailers reviewed their lease accounting and announced that they would restate their results for previous periods. Likewise, the Company determined that its historical methods of accounting for rent holidays; tenant improvement allowances; and determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

Tenant Allowances - Tenant improvement incentives are typically provided by landlords to pay a portion of the cost associated with constructing improvements on the leased premises. The Company historically recognized the allowance as a reduction in the capitalized amount of the leasehold improvements, thereby reducing the related depreciation. The portion of tenant allowances in excess of the costs incurred associated with the property are considered to be the improvement incentives portion of the allowances. GAAP requires that such allowances be recorded as deferred rent and amortized as reductions to rent expense over the lease term. The Company has made restatement adjustments to record these allowances as deferred rent.

The effect of the restatement relating to the improvement incentives portion of these tenant allowances on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002	2001	2000
Consolidated Statement of Income:
Other operating expenses	$1,814	$1,722	$1,547	$1,736
Net income	(1,183)	(1,093)	(959)	(1,068)

Consolidated Balance Sheet:
Other current assets	$2,424	$2,716	$2,279	$—
Property and equipment, net	31,256	30,053	28,371	29,699
Accrued expenses	(6,158)	(5,527)	(4,898)	(4,310)
Other long-term liabilities	50,084	47,359	43,518	41,020
Total shareholders’ equity	(10,246)	(9,063)	(7,970)	(7,011)

Consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company annually evaluates the recoverability of its property and equipment and records any impairment loss as the difference between the carrying amount and fair value of the asset. As tenant allowances have historically resulted in an improper reduction in the capitalized amount of leasehold improvements, the carrying value of property and equipment used in the impairment charge has been understated in certain instances. Consequently, the Company has made restatement adjustments to correct for the understatement of impairment charges taken in prior periods.

The effect of the restatement relating to these impairment charges on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002	2001	2000
Consolidated Statement of Income:
Other operating expenses	$(394)	$(396)	$1,249	$894
Impairments and dispositions	—	—	12,594	—
Net income	258	251	(8,583)	(550)

Consolidated Balance Sheet:
Property and equipment, net	$546	$1,054	$1,560	$16,305
Accrued expenses	(5,413)	(5,549)	$(5,694)	$(434)
Other long-term liabilities	14,730	15,632	16,534	17,436
Total shareholders’ equity	(8,771)	(9,029)	(9,280)	(697)

Rent Holiday - Pursuant to paragraph 2 of Financial Accounting Standards Board (FASB) Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period) unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed. The period from when leased property is made available to the Company for the construction of a new store and when the lease payments begin is a rent holiday. Since the Company did not previously recognize rent expense during the rent holiday period, the Company was understating rent expense during the construction period, and overstating rent during subsequent periods. The Company has made restatement adjustments to recognize straight-line rent expense beginning on the date that the Company took possession of the leased land or premises.

The effect of the restatement relating to rent holidays on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002	2001	2000
Consolidated Statement of Income:
Other operating expenses	$630	$1,166	$(543)	$499
Net income	(411)	(740)	337	(307)

Consolidated Balance Sheet:
Accrued expenses	$(2,659)	$(2,440)	$(2,014)	$(2,220)
Other long-term liabilities	7,087	6,457	5,291	5,834
Total shareholders’ equity	(4,428)	(4,017)	(3,277)	(3,614)

Symmetry of Lease Terms – Leasehold improvements are required to be depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term unless another systematic and rational basis is more representative of the time pattern of the user’s benefit. In the case of certain leases with renewal options, the Company is permitted to include the renewal option period in the lease term for purposes of the depreciation analysis if renewal is reasonably assured as contemplated in SFAS No. 13, Accounting for Leases, (FAS 13). In some cases, the Company historically recognized depreciation expense for leasehold improvements using economic lives that exceeded the time period used for straight-line rent calculations on the underlying leases; however, the Company failed to include the renewal option period in its straight-line rent analysis. Thus, the Company was understating rent expense for the straight-line effect of not including all renewal periods within the lease term as defined by FAS 13. The restated financial statements reflect the addition of renewal periods such that the lease term is symmetrical to the depreciation lives of leasehold improvements.

The effect of the restatement relating to the symmetry of lease terms on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002	2001	2000
Consolidated Statement of Income:
Other operating expenses	$72	$72	$72	$72
Net income	(48)	(46)	(45)	(45)

Consolidated Balance Sheet:
Property and equipment, net	$(155)	$(141)	$(127)	$(113)
Accrued expenses	(228)	(204)	(178)	(151)
Other long-term liabilities	461	403	345	287
Total shareholders’ equity	(388)	(340)	(294)	(249)

OTHER ITEMS

Reclassifications – The Company has reclassified certain amounts from its previously issued consolidated financial statements in order to ensure consistency and comparability among periods presented, in addition to correcting for the improper presentation of certain historical transactions. The correction of this presentation did not have an effect on net income or shareholders’ equity.

The effect of the restatement relating to these errors on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	2003	2002	2001	2000
Consolidated Statement of Income:
Cost of sales	$(6,244)	$(13,376)	$(11,241)	$(11,953)
Selling, general and administrative expenses	6,244	13,376	11,241	11,953
Interest expense	(4,895)	(1,883)	(2,406)	(3,390)
Other income (expense), net	4,895	1,883	2,406	3,390

Consolidated Balance Sheet:
Cash and cash equivalents	$48	$(351)	$407	$53,476
Merchandise inventories	—	3,000	(22,596)	—
Other current assets	(10,717)	351	16,844	13,481
Property and equipment, net	6,717	—	—	—
Goodwill and intangibles, net	—	90	180	—
Other assets	—	(90)	(180)	—
Accounts payable	—	—	(8,345)	52,719
Accrued expenses	6,717	(22,000)	(22,000)	(10,762)
Sales taxes payable	(10,669)		—	—
Other long-term liabilities	—	25,000	25,000	25,000

Tax Items – As part of the restatement process, the Company made adjustments to the provision for income taxes, accrued expenses and deferred tax assets and liabilities to give effect to all of the restatement items described herein including the deductibility of interest related to tax reserve exposure items.

The effect of the restatement relating to these errors on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	2003	2002	2001	2000
Consolidated Statement of Income:
Net income	$(223)	$(3,827)	$(481)	$8,125

Consolidated Balance Sheet:
Current deferred income taxes, net	$13,441	$10,919	$11,954	$9,501
Non-current deferred income taxes, net	(1,517)	(10,356)	10,116	4,617
Accrued expenses	(19,382)	(25,677)	(7,997)	(724)
Total shareholders’ equity	31,306	26,240	30,067	14,842

Purchase Discounts – The Company receives discounts from its vendors on merchandise purchases when it meets certain payment specifications. Historically, the Company has treated a portion of these purchase discounts as prompt payment discounts and recognized that portion immediately into earnings through a reduction of Cost of Sales. This portion of the discount, however, should have been considered a cost purchase adjustment along with the remaining discount and included as a reduction in the cost of the inventory.

The effect of the restatement relating to this error on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002	2001	2000
Consolidated Statement of Income:
Cost of sales	$289	$(413)	$(1,200)	$(717)
Net income	(189)	262	744	441

Consolidated Balance Sheet:
Merchandise inventories	$(8,198)	$(7,909)	$(8,322)	$(9,522)
Accrued expenses	(3,108)	(3,008)	(3,159)	(3,615)
Total shareholders’ equity	(5,090)	(4,901)	(5,163)	(5,907)

Store Stock Supplies – Until 2003, the Company expensed certain costs associated with store stock supplies as it incurred such costs. In the fourth quarter of 2003, the Company recognized as an asset the portion of these costs that it deemed to be supplies on hand in the stores. Accordingly, the Company has restated its consolidated financial statements to include these store stock supplies in all prior periods.

The effect of the restatement relating to store stock supplies on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002	2001	2000
Consolidated Statement of Income:
Selling, general and administrative expenses	$4,381	$(119)	$97	$13
Net income	(2,861)	76	(60)	(8)

Consolidated Balance Sheet:
Other current assets	$(2,449)	$1,932	$1,813	$1,910
Accrued expenses	(789)	731	688	725
Total shareholders’ equity	(1,660)	1,201	1,125	1,185

Other – In addition to the aforementioned restatement items, the Company has also made adjustments to its previously issued consolidated financial statements to correct for certain other items.

The effect of the restatement relating to these errors on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002	2001	2000
Consolidated Statement of Income:
Cost of sales	$3,484	$184	$1,117	$1,567
Selling, general and administrative expenses	1,429	2,742	(1,043)	2,132
Other operating expenses	7	—	1	(972)
Impairments and dispositions	—	—	—	(1,800)
Integration charges	—	—	—	1,273
Other income (expense), net	—	—	—	2,900
Net income	(3,213)	(1,859)	(40)	430

Consolidated Balance Sheet:
Cash and cash equivalents	$(9)	$(25)	$(14)	$—
Retained interest in accounts receivable	—	—	(912)	—
Merchandise inventories	(4,625)	(850)	1,851	(8,015)
Other current assets	(928)	(1,513)	(523)	(523)
Property and equipment, net	(1,384)	(1,486)	—	—
Goodwill and intangibles, net	1,198	1,198	1,198	1,198
Accounts payable	(1,937)	(2,041)	(2,283)	(11,100)
Accrued expenses	(53)	(90)	2,569	2,406
Total shareholders’ equity	(3,758)	(545)	1,314	1,354

The effect of these errors on net income included the following components:
(in thousands)	2003	2002	2001	2000
Inventory valuation	(2,041)	—	(930)	—
Accounts payable	(72)	(155)	663	261
Maintenance expense	—	(944)	—	—
Other, net	(1,100)	(760)	227	169

Total	$(3,213)	$(1,859)	$(40)	$430

The following tables summarize the effect of the adjustments included in the restatement on significant statement of income and balance sheet components.

CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

(in thousands)	2003	2002	2001	2000
Net income, as previously reported	$82,827	$24,244	$322	$75,216
Adjustments:
Vendor Allowances	(2,593)	(5,159)	(4,183)	(5,422)
Operating Leases:
Tenant Allowances - Improvement Incentives	(1,183)	(1,093)	(959)	(1,068)
Tenant Allowances - Impairments	258	251	(8,583)	(550)
Rent Holiday	(411)	(740)	337	(307)
Symmetry of Lease Terms	(48)	(46)	(45)	(45)
Other Items:
Reclassifications	—	—	—	—
Tax Items	(223)	(3,827)	(481)	8,125
Purchase Discounts	(189)	262	744	441
Store Stock Supplies	(2,861)	76	(60)	(8)
Other	(3,213)	(1,859)	(40)	430

Total adjustments	(10,463)	(12,135)	(13,270)	1,596

Net income, as restated	$72,364	$12,109	$(12,948)	$76,812

Cost of Sales (excluding depreciation and amortization)

(in thousands)	2003	2002	2001	2000
Cost of sales, as previously reported	$3,762,722	$3,715,502	$3,938,150	$4,211,707
Adjustments:
Vendor Allowances	1,207	5,707	4,835	7,534
Other Items:
Reclassifications	(6,244)	(13,376)	(11,241)	(11,953)
Tax Items	—	—	—	—
Purchase Discounts	289	(413)	(1,200)	(717)
Store Stock Supplies	—	—	—	—
Other	3,484	184	1,117	1,567

Total adjustments	(1,264)	(7,898)	(6,489)	(3,569)

Cost of sales, as restated	$3,761,458	$3,707,604	$3,931,661	$4,208,138

Selling, General and Administrative Expenses

(in thousands)	2003	2002	2001	2000
Selling, general and administrative expenses, as previously reported	$1,477,329	$1,354,882	$1,411,266	$1,433,357
Adjustments:
Other Items:
Reclassifications	6,244	13,376	11,241	11,953
Store Stock Supplies	4,381	(119)	97	13
Other	1,429	2,742	(1,043)	2,132

Total adjustments	12,054	15,999	10,295	14,098

Selling, general and administrative expenses, as restated	$1,489,383	$1,370,881	$1,421,561	$1,447,455

Other Operating Expenses

(in thousands)	2003	2002	2001	2000
Other operating expenses, as previously reported	$576,927	$578,111	$582,623	$580,853
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	1,814	1,722	1,547	1,736
Tenant Allowances - Impairments	(394)	(396)	1,249	894
Rent Holiday	630	1,166	(543)	499
Symmetry of Lease Terms	72	72	72	72
Other Items:
Other	7	—	1	(972)

Total adjustments	2,129	2,564	2,326	2,229

Other operating expenses, as restated	$579,056	$580,675	$584,949	$583,082

Impairments and Dispositions

(in thousands)	2003	2002	2001	2000
Impairments and dispositions, as previously reported	$8,150	$19,547	$32,621	$73,572
Adjustments:
Operating Leases:
Tenant Allowances - Impairments	—	—	12,594	—
Other Items:
Other	—	—	—	(1,800)

Total adjustments	—	—	12,594	(1,800)

Impairments and dispositions, as restated	$8,150	$19,547	$45,215	$71,772

Integration Charges

(in thousands)	2003	2002	2001	2000
Integration charges, as previously reported	$(62)	$9,981	$1,539	$19,886
Adjustments:
Other Items:
Other	—	—	—	1,273

Total adjustments	—	—	—	1,273

Integration charges, as restated	$(62)	$9,981	$1,539	$21,159

Interest Expense

(in thousands)	2003	2002	2001	2000
Interest expense, as previously reported	$(109,713)	$(124,052)	$(131,039)	$(149,995)
Adjustments:
Vendor Allowances	(2,764)	(2,418)	(1,912)	(1,282)
Other Items:
Reclassifications	(4,895)	(1,883)	(2,406)	(3,390)

Total adjustments	(7,659)	(4,301)	(4,318)	(4,672)

Interest expense, as restated	$(117,372)	$(128,353)	$(135,357)	$(154,667)

Other Income (Expense), Net

(in thousands)	2003	2002	2001	2000
Other income (expense), net, as previously reported	$109	$229	$1,083	$3,733
Adjustments:
Other Items:
Reclassifications	4,895	1,883	2,406	3,390
Other	—	—	—	2,900

Total adjustments	4,895	1,883	2,406	6,290

Other income (expense), net, as restated	$5,004	$2,112	$3,489	$10,023

Provision for Income Taxes

(in thousands)	2003	2002	2001	2000
Provision for income taxes, as previously reported	$27,052	$40,148	$201	$40,383
Adjustments:
Vendor Allowances	(1,378)	(2,966)	(2,564)	(3,394)
Operating Leases:
Tenant Allowances - Improvement Incentives	(631)	(629)	(588)	(668)
Tenant Allowances - Impairments	136	145	(5,260)	(344)
Rent Holiday	(219)	(426)	206	(192)
Symmetry of Lease Terms	(24)	(26)	(27)	(27)
Other Items:
Tax Items	223	3,827	481	(8,125)
Purchase Discounts	(100)	151	456	276
Store Stock Supplies	(1,520)	43	(37)	(5)
Other	(1,707)	(1,067)	(35)	270

Total adjustments	(5,220)	(948)	(7,368)	(12,209)

Provision for income taxes, as restated	$21,832	$39,200	$(7,167)	$28,174

CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Total assets, as previously reported	$4,654,869	$4,579,356	$4,595,521	$5,050,611
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	33,680	32,769	30,650	29,699
Tenant Allowances - Impairments	546	1,054	1,560	16,305
Symmetry of Lease Terms	(155)	(141)	(127)	(113)
Other Items:
Reclassifications	(3,952)	3,000	(5,345)	66,957
Tax Items	11,924	563	22,070	14,118
Purchase Discounts	(8,198)	(7,909)	(8,322)	(9,522)
Store Stock Supplies	(2,449)	1,932	1,813	1,910
Other	(5,748)	(2,676)	1,600	(7,340)

Total adjustments	25,648	28,592	43,899	112,014

Total assets, as restated	$4,680,517	$4,607,948	$4,639,420	$5,162,625

Cash and Cash Equivalents

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Cash and cash equivalents, as previously reported	$365,834	$209,568	$99,102	$64,660
Adjustments:
Other Items:
Reclassifications	48	(351)	407	53,476
Other	(9)	(25)	(14)	—

Total adjustments	39	(376)	393	53,476

Cash and cash equivalents, as restated	$365,873	$209,192	$99,495	$118,136

Retained Interest in Accounts Receivable

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Retained interest in accounts receivable, as previously reported	$—	$267,062	$239,420	$220,809
Adjustments:
Other Items:
Other	—	—	(912)	—

Total adjustments	—	—	(912)	—

Retained interest in accounts receivable, as restated	$—	$267,062	$238,508	$220,809

Merchandise Inventories

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Merchandise inventories, as previously reported	$1,451,275	$1,306,667	$1,295,878	$1,522,203
Adjustments:
Other Items:
Reclassifications	—	3,000	(22,596)	—
Purchase Discounts	(8,198)	(7,909)	(8,322)	(9,522)
Other	(4,625)	(850)	1,851	(8,015)

Total adjustments	(12,823)	(5,759)	(29,067)	(17,537)

Merchandise inventories, as restated	$1,438,452	$1,300,908	$1,266,811	$1,504,666

Other Current Assets

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Other current assets, as previously reported	$162,893	$93,422	$74,960	$69,378
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	2,424	2,716	2,279	—
Other Items:
Reclassifications	(10,717)	351	16,844	13,481
Store Stock Supplies	(2,449)	1,932	1,813	1,910
Other	(928)	(1,513)	(523)	(523)

Total adjustments	(11,670)	3,486	20,413	14,868

Other current assets, as restated	$151,223	$96,908	$95,373	$84,246

Current Deferred Income Taxes, Net

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Current deferred income taxes, net, as previously reported	$63,161	$41,806	$60,569	$39,188
Adjustments:
Other Items:
Tax Items	13,441	10,919	11,954	9,501

Total adjustments	13,441	10,919	11,954	9,501

Current deferred income taxes, net, as restated	$76,602	$52,725	$72,523	$48,689

Property and Equipment, Net of Depreciation

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Property and equipment, net, as previously reported	$2,080,599	$2,143,105	$2,246,818	$2,390,850
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	31,256	30,053	28,371	29,699
Tenant Allowances - Impairments	546	1,054	1,560	16,305
Symmetry of Lease Terms	(155)	(141)	(127)	(113)
Other Items:
Reclassifications	6,717	—	—	—
Other	(1,384)	(1,486)	—	—

Total adjustments	36,980	29,480	29,804	45,891

Property and equipment, net, as restated	$2,117,579	$2,172,585	$2,276,622	$2,436,741

Goodwill and Intangibles, Net of Amortization

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Goodwill and intangibles, net, as previously reported	$325,577	$316,430	$363,528	$511,333
Adjustments:
Other Items:
Reclassifications	—	90	180	—
Other	1,198	1,198	1,198	1,198

Total adjustments	1,198	1,288	1,378	1,198

Goodwill and intangibles, net, as restated	$326,775	$317,718	$364,906	$512,531

Non-Current Deferred Income Taxes, Net

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Non-current deferred income taxes, net, as previously reported	$121,859	$148,805	$173,077	$178,118
Adjustments:
Other Items:
Tax Items	(1,517)	(10,356)	10,116	4,617

Total adjustments	(1,517)	(10,356)	10,116	4,617

Non-current deferred income taxes, net, as restated	$120,342	$138,449	$183,193	$182,735

Other Assets

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Other assets, as previously reported	$83,671	$52,491	$42,169	$54,072
Adjustments:
Other Items:
Reclassifications	—	(90)	(180)	—

Total adjustments	—	(90)	(180)	—

Other assets, as restated	$83,671	$52,401	$41,989	$54,072

Total Current Liabilities

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Total current liabilities, as previously reported	$966,410	$794,692	$786,778	$830,282
Adjustments:
Vendor Allowances	25,797	23,204	18,045	13,862
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,158)	(5,527)	(4,898)	(4,310)
Tenant Allowances - Impairments	(5,413)	(5,549)	(5,694)	(434)
Rent Holiday	(2,659)	(2,440)	(2,014)	(2,220)
Symmetry of Lease Terms	(228)	(204)	(178)	(151)
Other Items:
Reclassifications	(3,952)	(22,000)	(30,345)	41,957
Tax Items	(19,382)	(25,677)	(7,997)	(724)
Purchase Discounts	(3,108)	(3,008)	(3,159)	(3,615)
Store Stock Supplies	(789)	731	688	725
Other	(1,990)	(2,131)	286	(8,694)

Total adjustments	(17,882)	(42,601)	(35,266)	36,396

Total current liabilities, as restated	$948,528	$752,091	$751,512	$866,678

Accounts Payable

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Accounts payable, as previously reported	$319,216	$273,989	$238,818	$319,537
Adjustments:
Vendor Allowances	31,871	30,664	24,957	20,122
Other Items:
Reclassifications	—	—	(8,345)	52,719
Other	(1,937)	(2,041)	(2,283)	(11,100)

Total adjustments	29,934	28,623	14,329	61,741

Accounts payable, as restated	$349,150	$302,612	$253,147	$381,278

Accrued Expenses

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Accrued expenses, as previously reported	$401,719	$416,024	$444,146	$400,235
Adjustments:
Vendor Allowances	(6,074)	(7,460)	(6,912)	(6,260)
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,158)	(5,527)	(4,898)	(4,310)
Tenant Allowances - Impairments	(5,413)	(5,549)	(5,694)	(434)
Rent Holiday	(2,659)	(2,440)	(2,014)	(2,220)
Symmetry of Lease Terms	(228)	(204)	(178)	(151)
Other Items:
Reclassifications	6,717	(22,000)	(22,000)	(10,762)
Tax Items	(19,382)	(25,677)	(7,997)	(724)
Purchase Discounts	(3,108)	(3,008)	(3,159)	(3,615)
Store Stock Supplies	(789)	731	688	725
Other	(53)	(90)	2,569	2,406

Total adjustments	(37,147)	(71,224)	(49,595)	(25,345)

Accrued expenses, as restated	$364,572	$344,800	$394,551	$374,890

Sales Taxes Payable

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Sales taxes payable, as previously reported	$24,187	$44,849	$47,284	$44,885
Adjustments:
Other Items:
Reclassifications	(10,669)	—	—	—

Total adjustments	(10,669)	—	—	—

Sales taxes payable, as restated	$13,518	$44,849	$47,284	$44,885

Other Long-Term Liabilities

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Other long-term liabilities, as previously reported	$240,654	$190,011	$180,726	$124,843
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	50,084	47,359	43,518	41,020
Tenant Allowances - Impairments	14,730	15,632	16,534	17,436
Rent Holiday	7,087	6,457	5,291	5,834
Symmetry of Lease Terms	461	403	345	287
Other Items:
Reclassifications	—	25,000	25,000	25,000

Total adjustments	72,362	94,851	90,688	89,577

Other long-term liabilities, as restated	$313,016	$284,862	$271,414	$214,420

Total Shareholders’ Equity

(in thousands)	January 31, 2004	February 1, 2003	February 2, 2002	February 3, 2001
Total shareholders’ equity, as previously reported	$2,322,168	$2,267,272	$2,271,437	$2,293,829
Adjustments:
Vendor Allowances	(25,797)	(23,204)	(18,045)	(13,862)
Operating Leases:
Tenant Allowances - Improvement Incentives	(10,246)	(9,063)	(7,970)	(7,011)
Tenant Allowances - Impairments	(8,771)	(9,029)	(9,280)	(697)
Rent Holiday	(4,428)	(4,017)	(3,277)	(3,614)
Symmetry of Lease Terms	(388)	(340)	(294)	(249)
Other Items:
Tax Items	31,306	26,240	30,067	14,842
Purchase Discounts	(5,090)	(4,901)	(5,163)	(5,907)
Store Stock Supplies	(1,660)	1,201	1,125	1,185
Other	(3,758)	(545)	1,314	1,354

Total adjustments	(28,832)	(23,658)	(11,523)	(13,959)

Total shareholders’ equity, as restated	$2,293,336	$2,243,614	$2,259,914	$2,279,870

FINANCIAL PERFORMANCE SUMMARY

The retail industry is continuously subject to domestic and international economic trends. Changes in consumer confidence and fluctuations in financial markets can influence cyclical trends, particularly in the luxury sector, and can also cause secular trends in certain traditional department store trade areas. Additionally, a number of the Company’s stores are in tourist markets, including the flagship Saks Fifth Avenue New York store. In 2004, the retail industry saw luxury retail sales outperform other retail sectors, primarily driven by an improving economy, customers trading up to the higher end retail segment, and acceleration in tourism business. Accordingly, the Company realized significant sales improvement from its SFAE business while the traditional department stores at SDSG achieved lesser improvement.

On a consolidated basis, net sales increased 6.3%, while comparable store sales increased 5.3%. The comparable store sales increase was comprised of a 1.6% increase at SDSG and a 10.8% increase at SFAE. The consolidated gross margin rate was essentially flat, while operating expenses increased due to the increase in sales and investments in key strategic and organizational initiatives, principally at SFAE. After factoring charges associated with increased current year store rationalization activity, operating income declined $22.8 million to $194.2 million in 2004 from $217.1 million in 2003.

As a result of the decline in operating income, consolidated diluted earnings declined from $72.4 million or $0.51 per share in 2003 to $61.1 million or $0.42 per share in 2004. The majority of the earnings decline was attributable to increased current year charges associated with real estate rationalization initiatives. The current year included net charges of $29.9 million, net of taxes, or $0.21 per share, primarily related to store closings (principally at SFAE), partially offset by a tax credit. The prior year included net charges of $10.3 million, net of taxes, or $0.07 per share, largely related to store closings, organizational changes at SFAE and a loss on debt extinguishment, offset by a tax credit and a gain on the sale of the credit card portfolio. A summary of the 2004 and 2003 (charges)/gains are outlined below:

	Year Ended
	January 29, 2005	January 31, 2004
SFAE Store Closings:
Impairments and Dispositions	$(17,295)	$—
Gross Margin (markdowns)	(7,136)
SG&A (principally severance)	(3,711)	—
SDSG North Carolina Store Closings:
Impairments and Dispositions	(2,400)	—
Gross Margin (markdowns)	(505)	—
Other Impairments and Dispositions	(12,056)	(8,088)
Reorganization Charges and Other Items:
SG&A	—	(11,220)
Sale of Credit Card Portfolio:
Other Income (Expense)	—	4,968
Loss on FAO Investment:
Other Income (Expense)	—	(5,000)
Loss on Debt Extinguishment	—	(10,506)
Income Taxes:
Income Tax Effect of Above Items	15,733	10,397
Change in Income Tax Reserves	(2,555)	9,132

Net, After-Tax Gains and Charges	$(29,925)	$(10,317)

Cash/Non-Cash Summary of (Charges) and Gains:
Cash Gains and (Charges)	$5,000	$(10,582)
Non-Cash Gains and (Charges)	(48,103)	(19,264)
Income Tax Effect	13,178	19,529

Net, After-Tax Gains and (Charges)	$(29,925)	$(10,317)

At SDSG, the 1.6% improvement in comparable store sales was the result of increased store traffic and the continued delivery of quality customer shopping experiences in a very competitive retail sector. Operating income at SDSG, however, declined by 8.1% to $160.9 million in 2004. While the gross margin rate was relatively flat year-over-year, the profitability was negatively affected by merchandising execution issues and private brand operations. Additionally, SDSG incurred nearly $10 million in incremental expenses related to supply chain management initiatives.

SFAE experienced significant growth during 2004 as evidenced by the 10.8% comparable store sales increase. The improvement in sales resulted in a 15.3% increase in operating income to $118.8 million at SFAE, and the gross margin rate at SFAE improved slightly from 2003.

The Company also took several actions during 2004 intended to further improve its financial position and strengthen its balance sheet. Specifically, the Company:

•	Repurchased 6.2 million shares of common stock for approximately $79 million (there were approximately 15.7 million shares remaining under the authorization at year end);

•	Issued $230 million of 2% convertible debt with an equity call spread transaction; and

•	Retired approximately $143 million of senior notes at maturity.

The Company ended 2004 with approximately $257 million of cash and no borrowings on its $800 million revolving credit facility (which matures in 2009).

The retail environment is challenging and competitive. Uncertain conditions make the forecasting of near-term results difficult. The Company believes that execution of key strategic initiatives, as well as its expectations for long-term growth in the luxury retail market, will provide the Company an opportunity to create shareholder value.

As previously discussed, the Company consummated a transaction with Belk whereby Belk acquired substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations. Additionally, the Company announced that it is exploring strategic alternatives for its northern department store division (as a single business operation) operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers, as well as its Club Libby Lu specialty store business. The strategic alternatives could include the sale of the northern department store division and/or Club Libby Lu. As the Company incurs such transactions, its operations and earnings will reflect the removal of these businesses and accordingly will be more dependent on the luxury sector and the SFAE operations.

The Company believes that an understanding of its reported financial condition and results of operations is not complete without considering the effect of all other components of MD&A included herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of income, expressed as percentages of net sales (numbers may not total due to rounding), as restated:

	Year Ended
		Restated
	January 29, 2005	January 31, 2004	February 1, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	62.1	62.1	62.7

Gross margin	37.9	37.9	37.3
Selling, general and administrative expenses	25.1	24.6	23.2
Other operating expenses	9.3	9.6	9.8
Impairments and dispositions	0.5	0.1	0.3
Integration charges	0.0	0.0	0.2

Operating income	3.0	3.6	3.8
Interest expense	(1.8)	(1.9)	(2.2)
Gain (loss) on extinguishment of debt	0.0	(0.2)	0.0
Other income (expense), net	0.1	0.1	0.0

Income before income taxes and cumulative effect of accounting change	1.3	1.6	1.6
Provision for income taxes	0.4	0.4	0.7

Income before cumulative effect of accounting change	0.9	1.2	1.0
Cumulative effect of a change in accounting principle, net of taxes	0.0	0.0	(0.8)

Net income	0.9%	1.2%	0.2%

FISCAL YEAR ENDED JANUARY 29, 2005 (“2004”) COMPARED TO FISCAL YEAR ENDED

JANUARY 31, 2004 (“2003”)

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from 2003 to 2004:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
FY 2003 Operating Income, as Restated	$175.1	$103.0	$(61.1)	$217.0

Store sales and margin	29.4	126.4	(7.7)	148.1
Operating expenses	(43.6)	(110.6)	(0.7)	(154.9)
Impairments and dispositions	—	—	(23.6)	(23.6)
Severance, reorganization and other charges	—	—	7.6	7.6

Increase (Decrease)	(14.2)	15.8	(24.4)	(22.8)

FY 2004 Operating Income	$160.9	$118.8	$(85.5)	$194.2

Consolidated comparable store sales increased 5.3% during 2004, which led to a $148.1 million improvement in gross margin. Increased operating expenses associated with the sales increase, an investment in key strategic initiatives and impairments and dispositions costs associated with store closings offset the margin improvement and contributed to a decline in consolidated operating income of $22.8 million.

In a competitive traditional department store environment, a 1.6% comparable store sales increase at SDSG resulted in a $29.4 million improvement in gross margin. An increase in operating expenses of $43.6 million was caused by higher selling expenses associated with the sales increase, a reduction in year-over-year property tax refunds and spending related to investments in supply chain management initiatives. The net effect of new and closed stores reduced operating income at SDSG by approximately $4.0 million.

Consistent with the aforementioned trends in the luxury sector, SFAE realized a comparable store sales increase of 10.8% in 2004, which contributed to a $126.4 million improvement in gross margin. An increase of $110.6 million in operating expenses at SFAE reflected the increase in selling payroll and advertising expenses to support this sales increase, in addition to incremental expenses associated with strategic store and marketing investments and certain organizational changes. The net effect of new and closed stores contributed approximately $4.0 million of operating income at SFAE.

Expenses and charges not allocated to the segments increased by $24.4 million, due largely to a $23.6 million increase in impairment and disposition costs and $7.7 million in markdowns, principally resulting from announced SFAE store closings. A decrease of $7.6 million in severance and other charges was primarily due to a reduction in year-over-year reorganization costs.

NET SALES

The following table shows relevant sales information by segment for 2004 compared to 2003:

	Net Sales		Total Increase	Total % Increase	Comp % Increase
(In Millions)	2004	2003
SDSG	$3,700.0	$3,619.7	$80.3	2.3%	1.6%
SFAE	2,737.3	2,435.3	302.0	12.5%	10.8%

Consolidated	$6,437.3	$6,055.0	$382.3	6.3%	5.3%

The majority of the sales increase was due to a consolidated comparable store sales increase of 5.3%. The increase in comparable store sales was primarily attributable to a continued improvement in the economy, principally in the luxury sector as evidenced by a 10.8% comparable store sales increase at SFAE. A slowing sales trend at SDSG during the second half of the year reflected the challenging environment in the traditional department store sector and resulted in a 1.6% comparable store sales increase at SDSG. In addition to the comparable store sales increase, sales generated from new stores added $104.2 million, and were offset by a decline in sales of $32.0 million from the sale or closure of underproductive stores.

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

GROSS MARGIN

Gross margin increased $148.1 million in 2004 from 2003. The increase in gross margin dollars was primarily attributable to the increase in sales at SFAE. Below plan sales at SDSG resulted in higher markdowns at SDSG partially offsetting the increased gross margin at SFAE. Approximately $130.0 million of the improvement was the effect of the comparable store sales increase and a reduction in markdown activity. Approximately $38.0 million of incremental gross margin contribution related to new stores, and was partially offset by the loss of approximately $20.0 million in gross margin from the sale or closure of stores.

The gross margin rate was relatively flat at 37.9% versus 2003, due primarily to the reduction in promotional activity at SFAE, partially offset by higher markdowns at SDSG. Amounts received from vendors as partial reimbursement for markdowns in 2004 were proportionate to the amounts realized in 2003 and did not materially alter the year-over-year improvement in gross margin as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) increased $125.3 million, or 8.4%, in 2004 over 2003, largely due to an increase in sales support costs consisting principally of selling payroll and supplies costs, primarily at SFAE; costs associated with investing in the business and streamlining the organizational structure; and a reduction in the proprietary credit card contribution as a result of the sale of the portfolio. The net effect of new and closed stores added approximately $20.0 million of additional expenses to SG&A.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense, in dollars or as a percentage of net sales.

SG&A as a percentage of net sales increased to 25.1% in 2004 from 24.6% in 2003. The rate increase reflected the investment in key strategic initiatives and organizational changes, in addition to the decline in net credit contribution on the increase in net sales.

OTHER OPERATING EXPENSES

Other operating expenses in 2004 increased by $22.1 million from 2003 driven by higher percentage rent expense resulting from the sales increase, higher payroll taxes related to sales driven compensation increases and a reduction in year-over-year property tax refunds. Other operating expenses as a percentage of net sales were 9.3% in 2004 compared to 9.6% in 2003, reflecting the ability to leverage increased occupancy expenses on the increase in sales.

IMPAIRMENTS AND DISPOSITIONS

The Company recognized net charges from impairments and dispositions of $31.8 million and $8.2 million in 2004 and 2003, respectively. Current year charges were principally due to the impairment of store assets related to SFAE store closings and other impairment and disposition charges in the normal course of business. Prior year losses were principally due to the impairment or closure of underproductive stores, the write-off of software, and other asset dispositions.

INTEREST EXPENSE

Interest expense declined to $114.0 million in 2004 from $117.4 million in 2003 and, as a percentage of net sales, decreased to 1.8% in 2004 from 1.9% in 2003. The improvement was primarily the result of a reduction in interest rates resulting from fixed to floating swap agreements and the exchange of higher coupon senior notes for lower coupon senior notes in 2003, and was partially offset by interest expense on the convertible notes. To the extent the Company utilizes operating cash flows to repurchase debt and without regard to changes in interest rates, interest expense could be reduced on a prospective basis.

LOSS ON EXTINGUISHMENT OF DEBT

The loss on extinguishment of debt in 2003 of $10.5 million resulted largely from a premium paid on the exchange offer of 2008 senior notes.

OTHER INCOME (EXPENSE), NET

Other income decreased to $4.0 million in 2004 from $5.0 million in 2003 due to lower interest income resulting from lower balances of invested cash. In 2003, the Company realized a gain from the sale of its proprietary credit card portfolio of approximately $5.0 million and realized a loss from an equity investment in FAO, Inc. of approximately $5.0 million.

INCOME TAXES

For 2004 and 2003 the effective income tax rate differs from the federal statutory tax rate due to state income taxes and other items such as the change in valuation allowance against state net operating loss carryforwards, the recognition of deferred tax assets for alternative minimum tax credit carryforwards and the effect of concluding tax examinations. The increase in the effective rate in 2004 was attributable to fact that the benefit in 2003 related to the conclusion of tax examinations and the recognition of deferred tax assets for alternative minimum tax credit carryforwards was greater than the benefit in 2004 from the reduction in the valuation allowance on state-related net operating loss carryforwards. Additional tax reserve exposure items were also identified in 2004 which increased the effective income tax rate. Excluding these items, the Company’s effective income tax rate was 36.5% in 2004. Management anticipates that income tax rates will increase in the future.

FISCAL YEAR ENDED JANUARY 31, 2004 (“2003”) COMPARED TO FISCAL YEAR ENDED FEBRUARY 1, 2003 (“2002”)

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from 2002 to 2003:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
FY 2002 Operating Income, as Restated	$193.6	$95.9	$(67.1)	$222.4

Store sales and margin	37.7	52.4	—	90.1
Operating expenses	(22.9)	(27.9)	(7.8)	(58.6)
Proprietary credit card contribution	(33.3)	(17.4)	—	(50.7)
Severance, reorganization and other charges	—	—	2.4	2.4
Impairments and dispositions	—	—	11.4	11.4

Increase (Decrease)	(18.5)	7.1	6.0	(5.4)

FY 2003 Operating Income, as Restated	$175.1	$103.0	$(61.1)	$217.0

The two most significant factors affecting operating income in 2003 were a comparable store sales increase and the April 25, 2003 sale of the Company’s proprietary credit card accounts receivable portfolio.

The $37.7 million improvement in sales and margin at SDSG followed a 0.4% comparable store sales increase and was supported by $22.9 million of increased operating expenses, primarily related to selling payroll and media expenses. The net effect of new and closed stores contributed $4.9 million of operating income at SDSG.

A comparable store sales increase of 3.4% at SFAE contributed to a $52.4 million improvement in sales and margin. An increase of $27.9 million in operating expenses at SFAE reflected the increase in selling payroll and advertising expenses to support this sales increase. The net effect of new and closed stores contributed $5.9 million of operating income at SFAE.

While the sale of the credit card portfolio eliminated securitization liabilities and generated substantial cash proceeds, there was a significant decline in the net credit contribution of $33.3 million and $17.4 million at SDSG and SFAE, respectively.

Expenses and charges not allocated to the segments decreased by $6.0 million due largely to a decline in impairment and disposition charges of $11.4 million and a decline in integration and reorganization charges of $2.4 million. These improvements were offset by a $7.8 million increase in corporate operating expenses, primarily due to increases in professional fees, the expensing of stock options and increases in general management expenses.

NET SALES

The following table shows relevant sales information by segment for 2003 compared to 2002:

(In Millions)	Net Sales		Total Increase	Total % Increase	Comp % Increase
	2003	2002
SDSG	$3,619.7	$3,574.1	$45.6	1.3%	0.4%
SFAE	2,435.3	2,337.0	98.3	4.2%	3.4%

Consolidated	$6,055.0	$5,911.1	$143.9	2.4%	1.6%

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

GROSS MARGIN

Gross margin increased $90.1 million in 2003 from 2002. Approximately $70.0 million of the improvement was the effect of the comparable store sales increase and a reduction in markdown activity. An additional $39.4 million of gross margin contribution related to new stores was partially offset by the loss of approximately $19.5 million in gross margin from the sale or closure of stores.

Gross margin as a percentage of net sales was 37.9% in 2003 compared to 37.3% in 2002. The increase in gross margin percent in 2003 was primarily attributable to the decline in year-over-year markdowns. Amounts received from vendors as partial reimbursement for markdowns in 2003 were proportionate to the amounts realized in 2002 and did not materially alter the year-over-year improvement in gross margin as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A increased $118.5 million, or 8.6%, in 2003 over 2002, due largely to the $50.7 million reduction in net credit contribution and an increase in operating expenses related to higher selling and store payroll, media and other expenses needed to support the increase in sales. The net effect of new and closed stores added $6.3 million of additional expenses to SG&A, along with a $5.0 million increase in insurance and retirement expenses and $7.6 million of incremental reorganization charges associated with management changes at SFAE.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense, in dollars or as a percentage of net sales.

SG&A as a percentage of net sales increased to 24.6% in 2003 from 23.2% in 2002. The rate increase reflected the decline in net credit contribution on the increase in net sales and the incremental investment in selling and store payroll and media expenses in an effort to stimulate sales.

OTHER OPERATING EXPENSES

Other operating expenses in 2003 decreased by $1.6 million from 2002 as increased property tax refunds and reduced rents were partially offset by increased depreciation associated with recent capital investments. Other operating expenses as a percentage of net sales were 9.6% in 2003 compared to 9.8% in 2002, reflecting the ability to leverage increased occupancy costs with an increase in comparable store sales.

INTEGRATION CHARGES

The Company incurred certain costs to integrate and combine its operations to further enhance the efficiency of back office functions and processes. The 2002 charges of $10.0 million related to the consolidation of the Younkers home office operations into those of Carson Pirie Scott (“Carson’s”), and were primarily comprised of severance benefits, relocation and systems conversion costs.

IMPAIRMENTS AND DISPOSITIONS

Impairment and disposition charges in 2003 of $8.2 million consisted of the impairment or closure of underproductive stores, the write-off of software and other asset dispositions. Impairment and disposition charges in 2002 of $19.5 million were comprised of the impairment or closure of underproductive stores and property write-downs associated with the Younkers consolidation.

INTEREST EXPENSE

Interest expense declined to $117.4 million in 2003 from $128.4 million in 2002 and, as a percentage of net sales, decreased to 1.9% in 2003 from 2.2% in 2002. The improvement was primarily the result of a reduction in year-over-year average debt levels and a reduction in interest rates resulting from swap agreements.

GAIN (LOSS) ON EXTINGUISHMENT OF DEBT

The loss on extinguishment of debt in 2003 of $10.5 million resulted largely from a premium paid on the exchange offer of 2008 senior notes. The gain on extinguishment of debt in 2002 related primarily to the recognition of gains related to the prior termination of a related interest rate swap agreement that resulted from the repurchase of senior notes.

OTHER INCOME (EXPENSE), NET

Other income increased to $5.0 million in 2003 from $2.1 million in 2002 due to higher interest income resulting from increased levels of invested cash due principally to the proceeds from the sale of the Company’s proprietary credit card portfolio. In 2003, the Company realized a gain from the sale of its proprietary credit card portfolio of approximately $5.0 million and realized a loss from an equity investment in FAO, Inc. of approximately $5.0 million.

INCOME TAXES

For 2003 and 2002, the effective income tax rate differs from the federal statutory tax rate due to state income taxes, nondeductible goodwill amortization and other items such as the effect of concluding tax examinations. The decline in the effective income tax rate in 2003 was attributable to the recognition of a tax benefit resulting from the conclusion of federal tax examinations and the recognition of deferred tax assets for alternative minimum tax credit carryforwards. Excluding these items, the Company’s effective income tax rate was 36.4% in 2003.

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

Cash provided by operating activities was $358.8 million in 2004, $473.7 million in 2003 and $281.3 million in 2002. Cash provided by operating activities principally represents income before depreciation and amortization charges and losses from long-lived assets and also includes changes in working capital. The decrease in 2004 from 2003 was primarily due to the prior year receipt of proceeds from the sale of the proprietary credit card portfolio. Excluding the proceeds from the sale of the credit card portfolio, cash provided by operating activities increased $186.0 million from the prior year, resulting primarily from a decrease in invested working capital. The increase in 2003 from 2002 was primarily due to increased net income and proceeds from the sale of the Company’s credit card accounts, reduced by an increase in invested working capital.

Cash used in investing activities was $(176.5) million in 2004, $(186.8) million in 2003 and $(145.7) million in 2002. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-business infrastructure). The 2004 decrease in net cash used in 2004 was primarily attributable to proceeds received from the sale of stores. The increase in “net cash used” in 2003 was largely attributable to an increase in capital spending related to new stores and various merchandising improvements in existing stores.

Cash used in financing activities was $(291.1) million in 2004, $(130.2) million in 2003 and $(25.9) million in 2002. The 2004 year over year change was principally attributable to $283.1 million of payments of a special one-time cash dividend and $142.6 million of payments related to the 2004 senior note maturities, offset by current period net proceeds received from the issuance of $230.0 million of convertible notes. The increase in 2003 from 2002 was primarily attributable to the use of operating cash flows and cash received from the sale of the proprietary credit card portfolio to pay down debt and repurchase common shares.

CASH BALANCES AND LIQUIDITY

In 2003, the Company amended its revolving credit agreement scheduled to mature in November 2006 by increasing the committed amount from $700 million to $800 million and extending the maturity date to February 2009. The amended facility continues to be secured by the Company’s merchandise inventories and certain third party credit card accounts receivable, and will be used for working capital and general corporate purposes.

The Company’s primary sources of short-term liquidity are comprised of cash on hand and availability under its $800 million revolving credit facility. At January 29, 2005 and January 31, 2004, the Company maintained cash and cash equivalent balances of $257.1 million and $365.9 million, respectively. Exclusive of approximately $45 million of store operating cash, cash was invested in various money market funds and short-term bond funds at January 29, 2005 and January 31, 2004, respectively. At January 31, 2004, the Company had $250 million invested in a single short-term bond fund. There was no restricted cash at January 29, 2005 and January 31, 2004.

At January 29, 2005, the Company had no borrowings under its $800 million revolving credit facility, and had $100.7 million in unfunded letters of credit, leaving unutilized availability under the facility of $699.3 million. The Company had maximum borrowings of $75.0 million on its revolving credit facility during 2004. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others. Prior to April 2003, the amount of cash on hand and borrowings under the revolving credit facility was also influenced by the amount of retained accounts receivable and availability under the proprietary credit card receivable securitization program.

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend of $2.00 per common share to shareholders of record as of April 30, 2004. The Company reduced retained earnings and additional paid-in capital for the $285.6 million dividend, and on or after May 17, 2004, the Company paid $283.1 million of the dividend using cash on hand to fund the payment. The remaining portion of the dividend has been accrued and will be paid prospectively as restricted shares vest.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization in light of economic trends; business trends; levels of interest rates; and terms, conditions and availability of capital in the capital markets. At January 29, 2005, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior notes, capital and operating leases and real estate mortgage financing. At January 29, 2005, the Company’s long-term debt totaled $1,346.2 million, which when combined with $7.7 million of current maturities and the decline in shareholders’ equity resulting from the special one-time dividend, resulted in a debt to total capitalization percentage of 39.4% compared to 35.8% at January 31, 2004. The increase was primarily the result of the issuance of $230 million of convertible senior notes, partially offset by the payments of the July and December 2004 maturities of $72 million and $70 million in senior notes, respectively.

At January 29, 2005, the Company maintained an $800 million senior revolving credit facility maturing in 2009, which is secured by eligible inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible assets. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $100 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument.

On April 13, 2005, the Company received from the lenders to the revolving credit facility a waiver of any events of default that might arise under the revolving credit agreement from the Company’s failure to timely deliver to the lenders the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. On June 6, 2005 the Company also received from the lenders to the revolving credit facility (i) consent to the sale of certain assets to Belk, Inc. (as previously described), and (ii) a waiver, until September 1, 2005, of any events of default that might arise under the revolving credit agreement from the Company’s failure to timely deliver to the lenders the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005. On August 31, 2005, the Company received from the lenders to the revolving credit facility a waiver, through October 31, 2005, of any events of default that may arise from the Company’s failure to timely deliver to the lenders the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2005 and July 30, 2005.

The Company had approximately $990.0 million of unsecured notes outstanding as of January 29, 2005 comprised of five separate series having maturities ranging from 2008 to 2019. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and the interest coupons payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur.

On March 23, 2004, the Company issued $230 million of convertible senior notes that bear interest of 2.0% and mature in 2024 (the “convertible notes”). The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

On June 14, 2005, the Company received a notice of default with respect to its convertible notes. The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. The notice of default stated that the Company breached covenants in the indenture for the convertible notes that require the Company to (1) file with the SEC and the trustee for the convertible notes Annual Reports on Form 10-K and other reports, and (2) deliver to the trustee for the convertible notes, within a 120-day period after the end of the Company’s fiscal year ended January 29, 2005, a compliance certificate specified by the convertible notes indenture. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its outstanding senior notes and its outstanding convertible senior notes.

On July 19, 2005, the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes that would, among other things, extend to October 31, 2005, for purposes of the indentures, the Company’s deadlines to file this Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the first quarter of 2005.

Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585.7 million in principal amount of senior notes and received consents from holders of a majority of every issue of its senior notes and of its convertible senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. Subsequent to the completion of the tender offers and consent solicitations, the Company repurchased $21.4 million of additional senior notes at par through unsolicited open market repurchases. The tender offer and open market repurchases consisted of $204.1 million, $205.1 million and $197.9 million in senior notes that were set to mature in 2010, 2013 and 2019, respectively.

At January 29, 2005, the Company had $134 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $6 million and $8 million per year.

CONTRACTUAL OBLIGATIONS

The contractual cash obligations at January 29, 2005 associated with the Company’s capital and financing structure, as well as other contractual obligations are illustrated in the following table:

	Payments Due by Period
(Dollars in Millions)	Within 1 year	Years 2-3	Years 4-5	After Year 5	Total
Long-Term Debt, including interest	$82	$165	$336	$1,334	$1,917
Capital Lease Obligations, including interest	25	49	43	211	328
Operating Leases	133	247	217	518	1,115
Purchase Obligations	811	81	19	—	911

Total Contractual Cash Obligations	$1,051	$542	$615	$2,063	$4,271

Subsequent to year end, the Company repurchased $607.1 million of its senior notes, all of which were set to mature in 2010 and thereafter.

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

Other cash obligations that have been excluded from the contractual obligations table include contingent rent payments, amounts that might come due under change-in-control provisions of employment agreements, common area maintenance costs, interest costs associated with debt obligations, deferred rentals and pension funding obligations. The Company contributed $70.0 million to its pension plans in January 2004 to reduce the underfunding and expects minimal funding requirements in 2005 and 2006. Benefit payments to plan participants under the company’s pension plans are estimated to approximate $32 million annually.

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

CREDIT CARDS

Prior to April 2003, the Company’s proprietary credit cards were issued by National Bank of the Great Lakes (“NBGL”), a wholly owned subsidiary of the Company. Receivables generated from the sale of merchandise on these credit cards were sold by NBGL to another wholly owned subsidiary which in turn, transferred, conveyed and assigned all its rights and interests in the receivables to a trust. The Company was responsible for administering the credit card program, including the collection and application of funds. Certificates representing undivided beneficial interests in the pool of receivables held in the trust were issued to third-party investors. Proceeds were remitted by the trust to the Company as consideration for its conveyance of receivables to the trust. The Company retained an interest in the trust that was subordinate to the rights of third-party investors to cash flows from receivables and repayment. The amount of receivables representing certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest in the trust was recorded as an asset under “Retained Interest in Accounts Receivable” on the Company’s consolidated balance sheet.

On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the trust to Household Bank (SB), N.A. (now HSBC Bank Nevada, N.A., “HSBC”), a third party financial institution.

In connection with the sale, the Company received an amount in cash equal to the difference of (1) the sum of 100% of the outstanding accounts receivable balances, a premium, the value of investments held in securitization accounts minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates held by public investors, which certificates were assumed by HSBC at the closing. The Company used a portion of the cash received at closing to repay amounts due under the trust certificates and related obligations held at the time of the closing by bank-sponsored commercial paper conduit investors, which certificates and obligations were not assumed by HSBC. After deducting these repayment amounts and transaction expenses and after satisfying related payables, the Company’s net cash proceeds from the transaction were approximately $300 million. After allocating the cash proceeds to the sold accounts, the retained interest in the securitized receivables, and an ongoing program agreement, the Company realized a gain of approximately $5 million. The cash proceeds allocated to the ongoing program agreement were deferred and will be reflected as a reimbursement of continuing credit card related expenses over the life of the agreement.

As part of the transaction, for a term of ten years and pursuant to a program agreement, HSBC will establish and own proprietary credit card accounts for customers of the Company’s operating subsidiaries, retain the benefits and risks associated with the ownership of the accounts, receive the finance charge income and incur the bad debts associated with those accounts. During the ten-year term, pursuant to a servicing agreement, the Company will continue to provide key customer service functions, including new account opening, transaction authorization, billing adjustments and customer inquiries, and will receive compensation from HSBC for these services.

At the end of the ten-year term, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the incurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early at January 29, 2005 would have been approximately $117.0 million. Management believes the risk of incurring a contingent payment is remote.

CAPITAL NEEDS

The Company estimates capital expenditures for 2005 will approximate $225 to $250 million, primarily for the construction of new stores opening in 2005, initial construction work on stores expected to open in 2006, store expansions and renovations, enhancements to management information systems and replacement capital expenditures.

The Company anticipates that working capital requirements related to new and existing stores and capital expenditures will be funded through cash provided by operations and the revolving credit agreement. Maximum availability under the revolving credit agreement is $800 million. There is no debt rating trigger. During periods in which availability under the agreement exceeds $100 million, the Company is not subject to financial covenants. If availability under the agreement were to decrease to less than $100 million, the Company would be subject to a minimum fixed charge coverage ratio of 1 to 1. During 2004, weighted average borrowings and letters of credit issued under this credit agreement were $147.5 million. The highest amount of borrowings and letters of credit outstanding under the agreement during 2004 was $239.0 million. The Company expects to generate adequate cash flows from operating activities combined with borrowings under its revolving credit agreement in order to sustain its current levels of operations.

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

COST OF SALES AND INVENTORY VALUATION, EXCLUDING DEPRECIATION AND AMORTIZATION

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

The Company receives vendor provided support in different forms. When the vendor provides support for inventory markdowns, the Company records the support as a reduction to cost of sales. Such support is recorded in the period that the corresponding markdowns are taken. When the Company receives inventory-related support that is not designated for markdowns, the Company includes this support as a reduction in cost purchases.

CREDIT CARD INCOME AND EXPENSES

Following the sale of the Company’s proprietary credit card business in April 2003, the Company no longer maintains a retained interest in the credit card receivables. There are minimal accounting judgments and uncertainties affecting the accounting for the credit card program compensation, credit card servicing compensation and servicing expenses. Initial proceeds allocated to the program and servicing agreement are being amortized into income ratably over the lives of the agreement. Ongoing income associated with honoring the credit cards under the program agreement, promoting the credit cards and servicing the credit cards is recognized monthly contemporaneous with providing these services.

Prior to the sale, the carrying value of the Company’s retained interest in credit card receivables required a substantial amount of management judgment and estimates. At the time credit card receivables were sold to third-party investors through the securitization program, generally accepted accounting principles required that the Company recognize a gain or loss equal to the excess of the estimated fair value of the consideration to be received from the individual interest sold over the cost of the receivables sold. As the receivables were collected, the estimated gains and losses were reconciled to the actual gains and losses. Given that the Company generated credit card receivables of approximately $3 billion per year and average outstanding sold receivables were generally $1.0 billion to $1.2 billion, a substantial majority of the annual estimated credit gains and losses had been reconciled to actual gains and losses. Only that portion of the gains and losses attributable to the outstanding securitized portfolio at year end remained subject to estimating risk.

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

•	The future coupon interest rate due to the third party-investors was estimated using the fixed interest rates in place and estimated floating interest rates over the estimated life of the portfolio. To the extent floating interest rates increased beyond the increase imbedded in the estimates, the net gain was reduced. To the extent floating interest rates did not increase to the level embedded in the estimates, the net gain was increased.

•	Bad debts expected from the sold portfolio were based on historical write-off rates, weighted to recent write-off trends and increased or decreased to reflect management’s outlook for trends to develop over the next 12 to 24 months. To the extent there were positive or negative factors on the credit card customers’ ability or intent to pay off the outstanding balance (e.g. unemployment rates, level of consumer debt or bankruptcy legislation), the actual bad debt to be realized could have exceeded or been less than the amount estimated. Bad debts in excess of those embedded in the estimates reduced the net gain. Conversely, bad debts less than those embedded increased the net gain.

•	Delinquent accounts were written off automatically after the passage of seven months without receiving a monthly payment equal to 80% of the minimum contractual payment. Minimum monthly contractual payments ranged from 5% to 10%. Accounts were written off sooner in the event of customer bankruptcy, customer death or fraud.

•	The cost of servicing the portfolio was estimated using our historical operating costs. This estimate was subject to minimal risk of deviation.

•	The assumed cash flow discount rates were based on the weighted average cost of debt and were subject to typical interest rate volatility in the debt markets.

The most sensitive assumptions in calculating the gain on sold receivables were the credit card customers’ payment rate, the estimate for bad debts and the assumed cash flow discount rates.

The following table represents the Company’s assumptions in measuring the fair value of retained interests in accounts receivable in 2002:

2002
Weighted average interest rates applied to credit card balances	21.6%
Weighted average payment rate	14.4%
Credit losses expected from the principal amount of receivables sold	3.3%
Weighted average cost of funding	2.8%

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

DEPRECIATION AND RECOVERABILITY OF CAPITAL ASSETS

Over one-half of the Company’s assets at January 29, 2005 are represented by investments in property, equipment and goodwill. Determining appropriate depreciable lives and reasonable assumptions for use in evaluating the carrying value of capital assets requires judgments and estimates.

•	The Company utilizes the straight-line depreciation method and a variety of depreciable lives. Land is not depreciated. Buildings and improvements are depreciated over 20 to 40 years. Store fixtures are depreciated over 10 years. Equipment utilized in stores (e.g., escalators) and in support areas (e.g., distribution centers, technology) and fixtures in support areas are depreciated over 3 to 15 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Internally generated computer software is amortized over 3 to 10 years. Generally, no estimated salvage value at the end of the useful life of the assets is considered.

•	When constructing stores, the Company receives allowances from landlords. The portion of those allowances attributable to the property owned by the landlord is considered a reduction in the capital expenditures related to that store. Allowances in excess of the amounts attributable to the property owned by the landlord are considered improvement allowances and are recorded as deferred rent liabilities that are amortized over the life of the lease. Capital expenditures are also reduced when the Company receives cash and allowances from merchandise vendors to fund the construction of vendor shops.

•	To the extent the Company remodels or otherwise replaces or disposes of property and equipment prior to the end of their assigned depreciable lives, the Company could realize a loss or gain on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is being realized. The Company reassesses the depreciable lives in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

•	Recoverability of the carrying value of store assets is assessed upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing) and, absent certain events, annually. The recoverability assessment requires judgment and estimates for future store generated cash flows. The underlying estimates for cash flows include estimates for future sales, gross margin rates, inflation and store expenses. During 2004, the Company recorded $14.5 million in impairment charges in the normal course of business primarily associated with stores in which the estimated discounted cash flows would not recover the carrying value of the store assets. In addition, SFAE recorded an additional $17.3 million in impairment and disposition charges associated with store closings. There are other stores in which current cash flows are not adequate to recover the carrying value of the store assets. However, the Company believes that estimated sales growth and gross margin improvement will enhance the cash flows of these stores such that the carrying value of the store assets will be recovered. Generally these stores were recently opened and require a two to five year period to develop the customer base to attain the required cash flows. To the extent management’s estimates for sales growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

LEASES

The Company leases stores, distribution centers, and administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space and includes such rent expense in Store Pre-Opening Costs. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortizes the deferred rent over the terms of the lease to rent expense in the consolidated statements of income. The Company records rent liabilities on the consolidated balance sheets for contingent percentage of sales lease provisions when the Company determines that it is probable that the specified levels will be reached during the fiscal year.

INCOME AND OTHER TAXES

The majority of the Company’s deferred tax assets at January 29, 2005 consist of federal and state net operating loss carryforwards that will expire between 2005 and 2018. During 2004 the valuation allowance against net operating loss carryforwards was reduced based on projections of future profitability which include a gain related to the sale of the Proffitts business in 2005. In addition, the company re-analyzed certain net operating loss and alternative minimum tax credit carryforwards attributable to the period when Carson reorganized under the Bankruptcy Code, prior to Saks’ acquisition of Carson. This analysis resulted in an additional reduction to the valuation allowance against net operating loss carryforwards and the recognition of a deferred tax asset for additional alternative minimum tax credit carryforwards. These items were credited to Shareholder’s Equity in accordance with Statement of Position No. 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

The Company is routinely under audit by federal, state and local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for exposures related to uncertain tax positions.

During 2004, the Company recorded a benefit of $4.6 million related to the expiration of the statute of limitations with respect to certain tax examination periods which was recorded as a credit to Shareholder’s Equity in accordance with SOP 90-7. In addition, an increase to the reserve for tax exposures of $2.6 million was recorded as an income tax expense for additional exposures.

During 2003, the Company concluded a federal income tax examination for the 1998 and 1999 tax years on terms favorable to previously accrued exposures associated with those tax years. Accordingly, the Company decreased the amount previously accrued for exposures related to uncertain tax positions. Additionally, the Company identified exposures related to state tax filing positions and determined the need to provide for additional reserves. The net effect of this federal and state reserve adjustment resulted in an income tax benefit of $7.2 million and a credit to shareholders’ equity of $3.9 million.

At January 29, 2005, the Company believes it has appropriately accrued for exposures related to uncertain tax positions. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At January 29, 2005, two of the Company’s three open tax years were undergoing examination by the Internal Revenue Service. Subsequent to year-end the Internal Revenue Service concluded its examinations on the two tax years outstanding at January 29, 2005. The conclusion to these exams is expected to have a nominal impact on income tax reserves during 2005.

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

•	The assumed discount rate utilized is based upon the Aa corporate bond yield as of the measurement date. The discount rate is utilized principally in calculating the Company’s pension obligation, which is represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO) and in calculating net pension expense. At November 1, 2004, the discount rate was 5.65%. To the extent the discount rate increases or decreases, the Company’s ABO is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $8.6 million on the ABO and $0.6 million on annual pension expense. To the extent the ABO increases, the after-tax effect of such increase serves to reduce Other Comprehensive Income and Shareholders’ Equity.

•	The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. It is the Company’s policy to invest approximately 65% of the pension fund assets in equities, 30% in fixed income securities and 5% in real estate. This expected average long-term rate of return on assets is based principally on the counsel of the Company’s outside investment advisors. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 15 to 20 years. During 2004, the Company utilized 8.0% as the expected long-term rate of return on assets, which was lowered from the 8.5% utilized in 2003 to reflect its estimate of the expected future performance of the plan’s assets.

•	The assumed average rate of compensation increases is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% for the periods following November 1, 2004 and is utilized principally in calculating the PBO and annual pension expense. The estimated effect of a 0.25% change in the assumed rate of compensation increases would not be material to the PBO or annual pension expense.

•	At November 1, 2004, the Company had unrecognized pension expense of $148.6 million related to the expected return on assets exceeding actual investment returns; actual compensation increases exceeding assumed average rate of compensation and plan amendments, contributions subsequent to the measurement date and other differences between underlying actuarial assumptions and actual results. This delayed recognition of expense is incorporated into the $82.0 million underfunded status of the plans at November 1, 2004. In January 2004, the Company voluntarily contributed $70 million to the plan to reduce underfunding. During 2004, the Company had no contributions to the plan, and expects minimal funding requirements in 2005 and 2006.

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

SEASONALITY

The Company’s business, like that of most retailers, is subject to seasonal influences, with a significant portion of net sales and net income realized during the second half of the fiscal year, which includes the holiday selling season. In light of these patterns, SG&A expenses are typically higher as a percentage of net sales during the first three fiscal quarters of each year, and working capital needs are greater in the last two fiscal quarters of each year. The increases in working capital needs during the fall season have typically been financed with cash flow from operations and borrowings under the Company’s revolving credit agreement. Generally, more than 30% of the Company’s net sales and substantially all of net income are generated during the fourth fiscal quarter.

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

The Emerging Issues Task Force (EITF) recently reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Furthermore, the Financial Accounting Standards Board (FASB) is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect SFAS No. 151 to have a material effect on the Company’s financial position or its results of operations.

In December 2004, the FASB issued No. 123 (revised 2004), “Share-Based Payment”. This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, “Accounting for Stock-Based compensation”, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is annual periods beginning after June 15, 2005.

Until 2003, the Company recorded compensation expense for all stock-based compensation plan issuances prior to 2003 using the intrinsic value method. Compensation expense, if any, was measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. In 2003, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company began expensing the fair value of all stock-based grants over the vesting period on a prospective basis utilizing the Black-Scholes model.

Upon the adoption of SFAS No. 123R, the Company will be required to expense all stock options over the vesting period in its statement of operations, including the remaining vesting period associated with unvested options outstanding as of June 15, 2005. For the years ended January 29, 2005, January 31, 2004 and February 1, 2003, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been approximately $20.0 million, $30.0 million and $35.0 million, respectively.

In March 2005, the staff issued guidance on FASB statement No. 123R. Additionally, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that reinforces the flexibility allowed, specifically when valuing employee stock options and permits individuals, acting in good faith, to conclude differently on the fair value of employee stock options.

RELATED PARTY TRANSACTIONS

A summary of the Company’s related party transactions is included at Item 13., Certain Relationships and Related Transactions, in this Form 10-K.

FORWARD-LOOKING INFORMATION

The information contained in this Form 10-K that addresses future results or expectations is considered “forward-looking” information within the definition of the Federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” The forward-looking information is premised on many factors, some of which are outlined below. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management’s assumptions.

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to increased relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; the outcome of the formal investigation by the SEC and the inquiry opened by the United States Attorney for the Southern District of New York into the matters that were the subject of the Audit Committee’s Initial Investigation described in the Company’s press release dated May 9, 2005; the ultimate amount of reimbursement to vendors of improperly collected markdown allowances; the ultimate impact of improper timing of recording of inventory markdowns; the ultimate impact of incorrect timing of recording of vendor markdown allowances; the outcome of the shareholder litigation that has been filed relating to the matters that were the subject of the Audit Committee’s Initial Investigation; the availability of funds, either through cash on hand or the Company’s revolving credit facility, to repay any amounts due should any notes become accelerated; decisions by merchandise and other vendors to restrict or eliminate customary trade and other credit terms for the Company’s future merchandise orders and other services, which could require the Company to pay cash or secure letters of credit for such orders and which could have a material adverse effect on the Company’s liquidity position and financial condition; and the delay in the filing with the SEC of this Annual Report on Form 10-K and the first fiscal quarter 2005 10-Q and the consequences thereof. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 filed as part of this report and incorporated by reference herein.

Management undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. Persons are advised, however, to consult any further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk primarily arises from changes in interest rates and the U.S. equity and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Such derivative instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly defined in its risk management policies. The Company is exposed to interest rate risk primarily through its borrowings, and derivative financial instrument activities, which are described in Notes 2 and 8 to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

At January 29, 2005 the Company had no derivative instruments outstanding, and at January 31, 2004, the Company had interest rate swap agreements with notional amounts of $150 million and $100 million that swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. During 2004 the Company terminated all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net (losses) gains of ($18) thousand and $4.6 million at January 29, 2005 and January 31, 2004, respectively, that are being amortized as a component of interest expense through 2010.

Based on the Company’s market risk sensitive instruments outstanding at January 29, 2005, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Information called for by this item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 29, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely discussions regarding required disclosure. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that, as a result of the material weaknesses in internal control over financial reporting described below, and because the Company was unable to file its Annual Report on Form 10-K within the time period specified in the SEC’s rules, the Company’s disclosure controls and procedures were not effective as of January 29, 2005. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position and results of operation and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of January 29, 2005 based on criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. The evaluation conducted by the Company’s management referred to in the preceding paragraph identified the following material weaknesses in the Company’s internal control over financial reporting:

•	At January 29, 2005, the Company did not maintain effective controls over the completeness and accuracy of vendor-provided markdown allowances within its merchandise payable account and related impact on cost of sales in one of its SFAE merchandising divisions. As a result of the internal investigation into the Company’s vendor-provided markdown allowance practices for transactions with vendors related to one of its merchandising divisions, management determined that the Company did not maintain effective controls over the accounting for and monitoring of such agreements including the validity of its recording of various vendor-provided markdown support transactions. This control deficiency resulted in management’s failure to detect improper actions by certain employees in the merchandising division with regard to vendor-provided markdown allowances and the restatement of the consolidated financial statements for the fiscal years ended January 31, 2004, February 1, 2003, February 2, 2002 and February 3, 2001; the restatement of each of the quarters in the fiscal year ended January 31, 2004; and the restatement of each of the first three quarters in the fiscal year ended January 29, 2005. Additionally, this control deficiency could result in a misstatement of the merchandise payable account and the cost of sales account that could result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

•	At January 29, 2005, the Company did not maintain effective controls over the selection, application and monitoring of certain of its accounting policies for leasing transactions related to rent holidays and tenant improvement allowances and for vendor-provided support transactions related to payment discounts and non-compliance chargebacks to ensure that such transactions were recorded in conformity with accounting principles generally accepted in the United States of America. Specifically, this control deficiency resulted in a misstatement of rental expense, depreciation and amortization expense, store pre-opening expense, cost of sales, selling, general and administrative expenses, inventory, property and equipment, accounts payable and other long term liabilities. Also, this control deficiency resulted in the restatement of the consolidated financial statements for the fiscal years ended January 31, 2004, February 1, 2003, February 2, 2002 and February 3, 2001; the restatement of each of the quarters in the fiscal year ended January 31, 2004; and the restatement of each of the first three quarters in and an audit adjustment to the consolidated financial statements for the fiscal year ended January 29, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in material misstatements in the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, the Company’s management has concluded that, as of January 29, 2005, the Company’s internal control over financial reporting was not effective based on criteria set forth in the Internal Control-Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, with the oversight of the Audit Committee of the Board of Directors, has devoted considerable effort to making improvements in the Company’s internal control over financial reporting. These improvements have included appointing a new Chief Accounting Officer in May 2005 who reports to the Company’s Chief Executive Officer and the Audit Committee of the Board of Directors and appointing a Chief Ethics and Compliance Officer in August 2005 who reports to the Chief Executive Officer. To enhance the overall internal control over financial reporting, the Chief Ethics and Compliance Officer, in conjunction with senior management, is expanding the ethics and compliance program across the Company as it existed at January 29, 2005 to include:

•	Establishment of a Corporate Enterprise Risk Management Committee to provide ongoing oversight related to Company wide ethics and compliance.

•	Establishment of ethics and compliance councils in each of the Company’s operating divisions and corporate support groups to drive the execution of compliance and enterprise risk management initiatives across each operating unit.

•	Recommunication of the Company’s Code of Conduct to include tailored examples to each audience and integration into all new hire orientation programs.

•	Expansion of the Company’s values training program to include mandatory programs for all associates.

•	Increased promotion of the Company’s confidential hotline that is managed by an independent and external firm which associates can utilize to report perceived accounting and/or financial integrity concerns.

Specifically related to the aforementioned material weaknesses, the Company’s remediation plan includes the following:

•	The Company is implementing controls over recording transactions and enhanced its monitoring and review controls in the area of accounting for vendor-provided markdown support, is training associates on the proper accounting and documentation policies related to vendor provided markdown support and is implementing new internal audit programs to test and monitor accounting policy compliance throughout the year.

•	The Company is taking measures to enhance the controls over the selection, application and monitoring of its accounting policies to ensure consistent application of accounting policies that are generally accepted in the United States of America. The Company is also integrating reporting lines, increasing communication and supervision across operating and accounting organizations, and increased the review of existing accounting policies. Specifically as it relates to the accounting for leasing transactions, the Company is changing its controls and accounting policies surrounding the review, analysis and recording of new and current leases, including the selection and monitoring of appropriate assumptions and guidelines to be applied during the review and analysis of all leases. Specifically as it relates to the accounting for vendor-provided support for items such as timely payment discounts and non-compliance chargebacks, the Company is implementing controls over the accounting, monitoring, and analysis of all vendor-provided support to ensure transactions are recorded consistent with generally accepted accounting principles.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended January 29, 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Company’s Amended and Restated Charter provides that the Board of Directors shall be divided into three classes, designated as Class I, Class II, and Class III. The terms of Class I, II, and III will expire at the annual meetings in 2007, 2005, and 2006, respectively.

Fourteen Directors comprise the Board of Directors. Each Director will hold office for the term specified and until his or her successor is elected and qualified. George L. Jones, President and Chief Executive Officer of Saks Department Store Group and a Director, resigned as an officer and Director of the Company on August 23, 2005, which resignation will become effective on September 30, 2005.

The Board of Directors’ current policy is that no Director will be nominated by the Board to stand for re-election after reaching age 72, although the Board may determine, in special circumstances, that this policy should not apply with respect to any particular director.

The Company’s bylaws require that Directors who are not officers of the Company must submit to the Board a letter of resignation upon any change in the Director’s principal business or other activity in which the Director was engaged at the time of the Director’s election. The Board’s Corporate Governance Committee will review the letter of resignation and make a recommendation, based on all of the relevant facts and circumstances (including the needs of the Board), as to whether the Board should accept the Director’s resignation.

Information about the Directors is provided below. The business associations shown have been continued for more than five years unless otherwise noted.

Name, Principal Occupation, and Directorships	Age	Director Since
Class I (terms expiring in 2007):

Stanton J. Bluestone	71	1998
Chairman of the Carson Pirie Scott group of the Company from February 1998 until his retirement in January 1999. Mr. Bluestone served as Chairman and Chief Executive Officer of Carson Pirie Scott & Co. (“CPS”) between March 1996 and January 1998. Prior to that, Mr. Bluestone held other executive positions with CPS.

Robert B. Carter	46	2004
Executive Vice President and Chief Information Officer of FedEx Corporation, an international provider of transportation, information, international trade support, and supply chain services.

Julius W. Erving	55	1997
President of the Erving Group, a private management company. Mr. Erving also served as Executive Vice President of RDV Sports, a sports management company, between September 1997 and June 2003. Mr. Erving serves on the Board of Directors of Fusion Telecommunications International, Inc.

Donald E. Hess	56	1996
Chief Executive Officer of Southwood Partners, a private investment company, and Chairman Emeritus of Parisian. Mr. Hess served as Chairman of the Parisian group of the Company from April 1997 until his retirement in December 1997 and served as President and Chief Executive Officer of Parisian, Inc. from 1986 to April 1997.

Name, Principal Occupation, and Directorships	Age	Director Since
Class II (terms expiring in 2005):

James A. Coggin	63	1998
President and Chief Administrative Officer of the Company since November 1998. Mr. Coggin served as President and Chief Operating Officer of the Company between March 1995 and November 1998. Prior to that, Mr. Coggin held various executive positions with the Company and with McRae’s, Inc.

Michael S. Gross	43	1994
Co-founder and Partner of Apollo Management, L.P., an investment firm. Mr. Gross also has served as Chairman and Chief Executive Officer of Apollo Investment Corporation, a business development company, since April 2004. He serves on the Boards of Directors of Allied Waste Industries, Inc., Educate, Inc., and United Rentals, Inc.

George L. Jones	54	2001
President and Chief Executive Officer of Saks Department Store Group since March 2001. Mr. Jones also served as Chief Operating Officer of the Company from September 2002 to March 2004. Mr. Jones served as President of Worldwide Licensing and Studio Stores for Warner Bros., an entertainment company, from 1994 to February 2001.

Nora P. McAniff	46	2002
Executive Vice President of Time, Inc., a magazine publisher, since September 2002. Ms. McAniff served as Group President of the People Magazine Group of Time Inc. between January 2001 and August 2002 and President of People Magazine between October 1998 and January 2001.

Stephen I. Sadove	54	1998
Vice Chairman of the Company since January 2002 and Chief Operating Officer of the Company since March 2004. Mr. Sadove served as Senior Vice President of Bristol-Myers Squibb, a beauty, nutritional, and pharmaceutical company, and President of Bristol-Myers Squibb Worldwide Beauty Care from 1996 to January 2002. Mr. Sadove serves on the Board of Directors of Ruby Tuesday, Inc. and Equity Office Properties, Inc.

Class III (terms expiring in 2006):

Ronald de Waal	53	1985
Vice Chairman of the Company’s Board of Directors. Chairman of WE International, B.V., a Netherlands corporation, which operates fashion specialty stores in Belgium, the Netherlands, Switzerland, Germany, and France. Mr. de Waal serves on the Boards of Directors of Post Properties Inc. and The Body Shop International, PLC.

R. Brad Martin	53	1984
Chief Executive Officer of the Company since 1989 and Chairman of the Board of the Company since 1987. Mr. Martin serves on the Boards of Directors of First Horizon Corporation and Harrah’s Entertainment, Inc.

C. Warren Neel	66	1987
Executive Director of the Center for Corporate Governance at the University of Tennessee, Knoxville, since February 2003. Dr. Neel served as Commissioner of Finance and Administration for the State of Tennessee from July 2000 to January 2003. He served as the Dean of the College of Business Administration at the University of Tennessee, Knoxville, from 1977 until June 2000. Dr. Neel serves on the Board of Directors of American Healthways, Inc.

Name, Principal Occupation, and Directorships	Age	Director Since
Marguerite W. Sallee	59	1996
Since October 2004, President and Chief Executive Officer of America’s Promise — The Alliance for Youth, a not-for-profit organization founded in 1997 by General Colin Powell to make children and youth a national priority. She served as Staff Director, Senate Subcommittee on Children and Families between April 2003 and September 2004; as President and Chief Executive Officer of The Brown Schools, the nation’s largest provider of treatment services for troubled adolescents, from September 2001 to March 2003; and as President and Chief Executive Officer of Frontline Group, Inc., an employee training company, from July 1999 to August 2001. Ms. Sallee is co-founder, former Chief Executive Officer, and currently a board member of Bright Horizons Family Solutions.

Christopher J. Stadler	41	2000
Managing Director of Investcorp International, Inc., an investment company. Mr. Stadler serves on the Boards of Directors of American Tire Distributors, Inc. and Werner Co.

The information required under this item with respect to the Company’s Executive Officers is incorporated by reference from Item 1A of this report under “Executive Officers of the Registrant.”

Audit Committee and Audit Committee Financial Expert

The Audit Committee is comprised of Warren Neel (Chair), Stanton J. Bluestone, Michael S. Gross, and Marguerite W. Sallee. The Board of Directors has determined that C. Warren Neel is an “audit committee financial expert” as that term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002. In reaching this determination, the Board of Directors considered, among other things, the relevant experience of Dr. Neel as described above.

Code of Ethics

The Company’s Board of Directors has adopted Corporate Governance Guidelines. The Company’s Board of Directors has also adopted a Code of Business Conduct and Ethics (the “Code”) in compliance with NYSE and SEC standards. The Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, other employees of the Company, and members of the Board must comply with the Code. The Code and the Corporate Governance Guidelines are posted on the Company’s web site at www.saksincorporated.com and are available in print to any person who sends a written request to Charles Hansen, the Company’s General Counsel, at 750 Lakeshore Parkway, Birmingham, Alabama 35211. Waivers of the policies and procedures set forth in the Code will, to the extent required by law or applicable regulation, be disclosed by means of an appropriate statement on www.saksincorporated.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers, and persons who own more than 10% of the Company’s Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock.

To the Company’s knowledge, based solely on a review of reports filed during or with respect to the fiscal year ended January 29, 2005 by the Company’s Directors, executive officers, and persons who own more than 10% of the Company’s Common Stock, and written representations by Directors and executive officers that no other reports were required to be filed, all Section 16 filing requirements applicable to the Company’s Directors, executive officers, and persons who own more than 10% of the Company’s Common Stock were satisfied, except that (a) due to a clerical error, the Company on a timely basis mistakenly reported performance share awards under the Company’s 2004 Long-Term Incentive Program using the target number of shares subject to the awards rather than the maximum number of shares, and as a result the Company filed late a corrected Form 4 on behalf of each of Julia A. Bentley, James A. Coggin, Douglas E. Coltharp, Charles J. Hansen, R. Brad Martin, Stephen I. Sadove, James S. Scully (our former Executive Vice President of Human Resources and Strategic Planning), and Donald E. Wright, and (b) due to a clerical error, the Company filed one Form 5 reporting one previously unreported transaction on behalf of each of Stanton J. Bluestone, Julius W. Erving, Donald E. Hess, Michael S. Gross, Nora P. McAniff, Ronald de Waal, C. Warren Neel, Marguerite W. Sallee and Christopher J. Stadler.

Item 11. Executive Compensation.

Director Compensation

Each Director who is not employed by the Company receives an annual fee of $30,000, $2,000 for attendance at each board meeting, and $1,000 for attendance at each meeting of a committee of which the Director is a member (and $750 for participation by telephone in a board or committee meeting). The Audit Committee Chairperson receives an additional annual fee of $7,500, the Human Resources Committee Chairperson receives an additional annual fee of $5,000, and the Finance and Corporate Governance Chairpersons each receive an additional annual fee of $2,500. Directors are reimbursed for expenses in connection with their services as Directors of the Company. Directors not employed by the Company may elect to receive fees in cash or to participate in the Company’s Deferred Compensation Plan.

Upon initial election or appointment to the Board, each non-employee Director is awarded 5,000 shares of restricted stock. The restriction period is ten years, with 10% lapsing on each anniversary date of the award. The restrictions will fully lapse on the earlier of the tenth anniversary of the grant date or upon retirement. Immediately following each annual shareholders’ meeting, each non-employee Director is awarded 2,000 shares of restricted stock. Restrictions lapse upon retirement or resignation from the Board. The Company’s Vice Chairman of the Board also receives an additional annual award of 2,000 shares that vests immediately. Directors may elect to defer awards of restricted stock into the Company’s Deferred Compensation Plan. All restricted stock awards to Directors are made under the Saks Incorporated 2004 Long-Term Incentive Plan.

Executive Officer Compensation

The following table sets forth, for the fiscal years ended January 29, 2005 (“2004”), January 31, 2004 (“2003”), and February 1, 2003 (“2002”), the cash compensation paid by the Company, as well as other compensation paid or accrued for these years, to the Company’s Chief Executive Officer, to each of the other four most highly compensated individuals who were executive officers of the Company at January 29, 2005, and to George L. Jones, who in March 2004 ceased to be an executive officer, but remained an officer and director, of the Company (“Named Executive Officers”). As used in this Form 10-K, the term “executive officer” has the meaning set forth in Rule 3b-7 under the Securities Exchange Act of 1934.

Summary Compensation Table
Name & Principal Position	Year	Annual Compensation				Long-Term Compensation Awards			All Other Compensation ($)(2)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Award(s) ($)(1)		Securities Underlying Options Granted (#)
R. Brad Martin Chairman of the Board and Chief Executive Officer (“CEO”)	2004 2003 2002	1,050,000 1,050,000 1,000,000	— 1,077,500 815,000	83,970 94,162 —	(3) (4)	7,357,250 651,000 529,303	(5,6,7) (8) (9)	— — 69,440	5,125 11,050 2,550

Stephen I. Sadove (11) Vice Chairman and Chief Operating Officer (“COO”)	2004 2003 2002	980,000 980,000 980,000	250,000 739,214 531,650	79,275 21,933 —	(10)	1,833,322 — —	(6,7)	— — —	5,125 7,250 —

George L. Jones (11) President and CEO of Saks Department Store Group	2004 2003 2002	950,000 900,000 900,000	650,000 700,000 700,000	2,584 3,665 —	(12) (13)	— — —		280,188 250,000 400,000	20,562 28,030 16,692

James A. Coggin President and Chief Administrative Officer	2004 2003 2002	800,000 800,000 800,000	200,000 431,040 248,000	2,348 246,344 —	(14) (15)	566,625 — 449,500	(6) (16)	— 158,362 44,440	5,197 349,471 2,550

Douglas E. Coltharp Executive Vice President and Chief Financial Officer	2004 2003 2002	587,500 550,000 550,000	— 237,050 150,000	4,313 226,251 —	(17) (15)	679,950 — 899,000	(6) (16,18)	— 84,997 150,826	5,181 330,237 2,550

Donald E. Wright (20) Executive Vice President and Chief Accounting Officer	2004 2003 2002	396,517 384,176 376,374	— 145,586 122,776	— 181,339 993	(15)	169,988 — 359,600	(6) (19)	— 108,696 80,303	5,194 5,090 6,000

(1)	As of January 29, 2005, the number and value (based on the January 29, 2005 closing price of $13.80) of shares of restricted stock (including performance shares) held by each of the Named Executive Officers were as follows: Mr. Martin, 730,000 shares ($10,074,000) of restricted stock (including 475,000 performance shares); Mr. Sadove, 248,667 shares ($3,431,604) of restricted stock (including 121,667 performance shares); Mr. Coggin, 70,834 shares ($977,509) of restricted stock (including 37,500 performance shares); Mr. Coltharp, 95,000 shares ($1,311,000) of restricted stock (including 45,000 performance shares), and Mr. Wright, 24,584 shares ($339,259) of restricted stock (including 11,250 performance shares). Mr. Jones did not hold any shares of restricted stock or any performance shares as of such date. Dividends would be paid on the shares by crediting the dividend to a Company account for the holder of the shares. If the shares were to fully vest, the dividend paid on the shares would be paid in cash to the holder of the shares. If a change in control or potential change in control were to occur, the shares held by the Named Executive Officers would vest in accordance with the terms of the Company’s stock incentive plans.
(2)	For 2004 includes (i) matching contributions under the Company’s 401(k) plan as follows: Mr. Martin, $5,125; Mr. Sadove, $5,125; Mr. Coggin, $5,197; Mr. Jones, $5,119; Mr. Coltharp, $5,181; and Mr. Wright, $5,194; and (ii) for Mr. Jones, $15,443 of imputed interest on a loan made to him in 2001. See “Loan Agreement.”
(3)	Includes (i) personal use of airplane valued at $42,673, (ii) Medicare taxes of $9,984 paid on restricted shares and (iii) $10,992 for the portion of interest credited to deferred compensation account balances that exceeded 120% of the “long-term applicable federal rate” specified in Internal Revenue Code Section 1274(d).
(4)	Consists of reimbursement of (i) $28,642 for the cost of long-term disability insurance, (ii) Medicare taxes of $30,610 paid on restricted shares and (iii) $34,910 for the portion of interest credited to deferred compensation account balances that exceeded 120% of the “long-term applicable federal rate” specified in Internal Revenue Code Section 1274(d).
(5)	Includes an award to Mr. Martin of 5,000 shares of restricted stock, granted on May 1, 2004 and valued at $72,000 ($14.40 closing price), which fully vested on May 1, 2005.

(6)	Performance share awards based on cumulative Fiscal 2004 and Fiscal 2005 performance. These awards are subject to future cancellation in whole or in part if the Company does not meet the applicable performance criteria. Shares earned will vest on January 31, 2007. Threshold to earn shares is 90% of plan achievement which earns 30% of target. Maximum shares that can be earned are as follows: Mr. Martin, 75,000 shares ($1,113,250); Mr. Sadove, 75,000 shares ($1,113,250); Mr. Coggin, 37,500 shares ($566,625); Mr. Coltharp, 45,000 shares ($679,950); and Mr. Wright, 11,250 shares ($169,988). Shares were priced as of June 16, 2004 (grant date) and are valued at the closing price of $15.11. Mr. Wright resigned his employment with the Company on June 17, 2005 and is not eligible to earn any of these shares. Mr. Jones did not receive an award of these shares.
(7)	Includes awards made on June 8, 2004 to Messrs. Martin and Sadove of 400,000 and 46,667 performance shares, respectively, having a value of $6,172,000 and $720,072, respectively, based on the closing price of the Company’s Common Stock on June 8, 2004 (the date of grant) of $15.43. The award of 400,000 performance shares was in lieu of Mr. Martin’s rights to receive 1,387,867 “reload” stock options, which rights arose upon Mr. Martin’s exercise in November 2003 of stock options awarded to him in 1995, 2000, and 2001 to purchase a total of 1,806,262 shares of the Company’s Common Stock. The award of 46,667 performance shares was in lieu of Mr. Sadove’s rights to receive 153,193 “reload” stock options, which rights arose upon Mr. Sadove’s exercise in November 2003 of stock options awarded to him in 2000 and 2002 to purchase a total of 198,967 shares of the Company’s Common Stock. The performance share awards provided that they would vest if at any time during the period from and including June 16, 2005 to and including June 17, 2009 the average of the closing prices of the Company’s Common Stock on the New York Stock Exchange for twenty consecutive trading days was $17.50 or greater, and the awards vested in July 2005.
(8)	Awards to Mr. Martin of (i) 5,000 shares of restricted stock, priced as of May 1, 2003 and valued at $44,450 ($8.89 closing price), fully vested on May 1, 2004, and (ii) 35,000 shares of restricted stock based on achievement of 2003 performance criteria, which were priced as of April 1, 2004, valued at $606,550 ($17.33 closing price), and fully vested on April 1, 2005.
(9)	An award to Mr. Martin of 68,830 restricted shares (34,000 of which were based on the achievement of 2002 performance criteria and 34,830 of which were based on the achievement of other performance criteria). This award, which was priced as of February 28, 2003 and valued at $529,303 ($7.69 closing price), fully vested on February 28, 2004.
(10)	Includes (i) personal use of airplane valued at $28,224, (ii) Medicare taxes of $27,532 paid on restricted shares and (iii) $16,769 for an automobile lease.
(11)	Mr. Sadove’s employment as Vice Chairman commenced on January 7, 2002, and he assumed the additional role of COO in March 2004. In addition to the position of President and CEO of Saks Department Store Group, Mr. Jones served as COO of the Company from September 2002 until March 2004. Mr. Jones ceased to be an executive officer of the Company in March 2004 and on August 23, 2005 resigned as an officer and director of the Company effective September 30, 2005.
(12)	Includes $2,584 for the portion of interest credited to deferred compensation account balances that exceeded 120% of the “long-term applicable federal rate” specified in Internal Revenue Code Section 1274(d).
(13)	Includes $3,665 for the portion of interest credited to deferred compensation account balances that exceeded 120% of the “long-term applicable federal rate” specified in Internal Revenue Code Section 1274(d).
(14)	Includes $2,348 for the portion of interest credited to deferred compensation account balances that exceeded 120% of the “long-term applicable federal rate” specified in Internal Revenue Code Section 1274(d).
(15)	Includes tax gross-up for forgiveness of loans to Messrs. Coggin, Coltharp and Wright of $233,978, $218,551, and $174,840, respectively.
(16)	Awards to Messrs. Coggin and Coltharp each of 50,000 shares of restricted stock. These awards, priced as of August 16, 2002 and valued at $449,500 ($8.99 closing price), will fully vest on the tenth anniversary of the grant date if the recipients remain employed by the Company on that date, but are subject to accelerated vesting in one-third installments in 2004, 2005, and 2006 if the Company achieves performance goals for 2003, 2004, and 2005, respectively. In 2004, 16,666 of the shares fully vested for Messrs. Coggin and Coltharp each based on the achievement of the 2003 performance goals.
(17)	Consists of reimbursement of Medicare taxes of $4,313 paid on restricted shares.
(18)	An award to Mr. Coltharp of 50,000 shares of restricted stock priced as of August 16, 2002 and valued at $449,500 ($8.99 closing price). 16,666 shares fully vested on November 1, 2003, 16,666 shares fully vested on November 1, 2004 and one installment of 16,667 shares will fully vest on November 1, 2005 if Mr. Coltharp remains employed on such date.
(19)	An award to Mr. Wright of 40,000 shares of restricted stock priced as of August 16, 2002 and valued at $359,600 ($8.99 closing price). 13,333 shares fully vested on November 1, 2003, 13,333 shares fully vested on November 1, 2004 and 11,667 shares vested as a result of Mr. Wright’s resignation.
(20)	Mr. Wright resigned his employment with the Company effective June 17, 2005.

Stock Options

The following table contains information concerning the grant of stock options under the Company’s incentive plans to the Named Executive Officers during the last fiscal year. Mr. Martin, Mr. Sadove, Mr. Coggin, Mr. Coltharp and Mr. Wright did not receive stock option grants in 2004.

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (#) (1)		% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
						5% ($)	10% ($)
George L. Jones	280,188	(4)	99.0%	$15.70	3/1/2014	2,425,266	5,973,546

(1)	In the event of a change in control or potential change in control of the Company, options become exercisable in full.
(2)	All options were granted at the market closing price on the date of grant. No incentive stock options were granted. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.
(3)	Potential gains are reported net of the option exercise price but before taxes associated with exercise. These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions, as well as the optionholder’s continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(4)	This option is exercisable in cumulative one-fifth installments commencing six months from the date of grant (with each subsequent installment vesting on the anniversary date of grant) with full vesting occurring on the fourth anniversary of the date of grant.

The Company’s policy is to not “reprice” stock options.

Option Exercises and Holdings

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held at the end of the last fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options Held at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End ($) (1) Exercisable/Unexercisable
R. Brad Martin	—	—	1,807,288/135,577	2,518,249/413,528
Stephen I. Sadove	—	—	1,203,072/336,897	5,826,775/1,679,913
George L. Jones	200,000	937,020	1,133,694/795,732	3,861,801/2,458,698
James A. Coggin	—	—	1,084,932/29,262	2,116,485/36,767
Douglas E. Coltharp	—	—	659,551/25,104	1,223,427/19,352
Donald E. Wright	—	—	474,141/10,560	761,048/10,219

(1)	Represents the difference between the closing price of the Company’s Common Stock on January 29, 2005 ($13.80) and the exercise price of the options.

Employment Agreements

All of the Named Executive Officers have employment agreements. Each Employment Agreement sets forth the Named Executive Officer’s minimum base salary, bonus potential, entitlement to participate in the Company’s benefit plans, equity awards, severance benefits and change-in-control protections. Mr. Martin’s Employment Agreement was amended and restated effective December 8, 2004. The current Employment Agreements have the following expiration dates: Mr. Martin, October 1, 2008; Mr. Coggin, March 15, 2006; and Mr. Coltharp, March 15, 2006. Mr. Wright’s employment agreement, which would have expired on March 15, 2006, terminated effective June 17, 2005, upon his resignation of employment with the Company, described below. Mr. Jones, whose employment agreement would have expired on February 28, 2007, resigned as an officer and director of the Company on August 23, 2005, which resignation will become effective on September 30, 2005. Mr. Sadove’s contract is a severance agreement that remains in effect as long as he is employed by the Company.

The minimum base salaries for the Named Executive Officers specified in their Employment Agreements are: Mr. Martin, $1,000,000; Mr. Sadove, $980,000; Mr. Jones, $950,000; Mr. Coggin, $800,000; Mr. Coltharp, $550,000; and Mr. Wright, $378,500. Each of the Employment Agreements provides bonus opportunities for the Named Executive Officers. Mr. Martin’s annual bonus potential is 100% of his base salary for target achievement of applicable performance measures and up to 200% of base salary for maximum achievement of applicable performance objectives, in each case determined in accordance with the Company’s 2003 Senior Executive Bonus Plan. Mr. Sadove’s standard bonus potential under his employment agreement is 70% of base salary for achievement of specific financial plans with the potential of 140% of base salary for breakthrough results, as determined in advance by the Human Resources Committee. Mr. Jones’s annual bonus will be no less than $650,000 during the term of his Employment Agreement and may be as much as 120% of base salary (at the end of the relevant fiscal year) for achievement over planned performance, for each year as established by the Company’s Chief Executive Officer and the Human Resources Committee. The target annual cash bonus for achieving plan for Mr. Coggin is 50%, Mr. Coltharp is 40%, and Mr. Wright is 35% under their respective Employment Agreements, each with an opportunity to earn more than the target bonus. In addition to his salary and bonus, unless his employment is terminated for cause, Mr. Martin is entitled to receive $50,000 annually for fourteen years ending December 31, 2018 in lieu of the Company’s obligation under his prior Employment Agreement to pay split-dollar life insurance premiums.

As a result of the findings of the Initial Investigation, at a meeting of the Human Resources Committee of the Board of Directors held on June 23, 2005, the Committee withheld discretionary cash bonuses for Messrs. Martin and Coltharp of $250,000 and $200,000, respectively, and an award to Mr. Martin of 12,500 shares of restricted stock. In addition, as a result of those findings, 50% of the 2005 annual bonuses for Messrs. Martin and Coltharp will be withheld.

Under his prior Employment Agreement, Mr. Martin received 250,000 shares of Common Stock in the form of restricted stock that will vest on May 31, 2006, provided that he does not voluntarily end his employment prior to that date. Mr. Martin’s prior Employment Agreement provided that he had the opportunity to earn up to 500,000 additional shares depending on the average of the closing prices for the Company’s Common Stock during the twelve-month period ending May 31, 2006 (the “Average Closing Price”). This obligation has been carried over into Mr. Martin’s current Employment Agreement, and the performance targets to earn the shares have been adjusted to reflect the $2.00 per common share cash dividend paid by the Company to shareholders of record on April 30, 2004. The adjusted threshold for earning any shares is an Average Closing Price of $15.68, with 100,000 shares to be earned if the Average Closing Price is more than that amount. 500,000 shares will be earned if the Average Closing Price is $26.14 or higher. Shares will be pro rated for Average Closing Prices between those prices and will be awarded pursuant to the Company’s 2004 Long-Term Incentive Plan approved by the Company’s shareholders on June 8, 2004 (the “2004 LTIP”). Notwithstanding that the terms of this award are set forth in Mr. Martin’s Employment Agreement, this award has not yet been granted by the Human Resources Committee. Beginning with the Company’s 2005 fiscal year, Mr. Martin is entitled to receive 40,000 performance shares annually pursuant to the 2004 LTIP if approved by the Human Resources Committee. The performance shares will have a one-year performance period and will include performance targets and performance measures determined by the Human Resources Committee. If the Human Resources Committee determines that an award has been earned in whole or in part, the shares will vest on the last day of the fiscal year following the fiscal year used as the performance period if Mr. Martin is continuously employed by the Company to that date. Beginning in 2005, Mr. Martin will also receive 5,000 shares of restricted stock annually under the 2004 LTIP, which will fully vest on the third anniversary of the award date if he has been continuously employed by the Company to that date.

Mr. Sadove received options to purchase 1,500,000 shares of the Company’s Common Stock at an exercise price equal to the greater of $9.875 or the average closing price of the stock for the first two weeks after his start date (January 7, 2002). The options were granted pursuant to the Company’s 1994 Long Term Incentive Plan. With respect to these options, 20% became exercisable on the six-month anniversary of his start date, 20% on each of the first, second, and third anniversaries of his start date, and 20% will become exercisable on the fourth anniversary of the start date. Any portion of the options not exercised by the seventh anniversary of the start date shall expire. Mr. Sadove is also entitled to receive 125,000 shares of the Company’s Common Stock on the fourth anniversary of his start date if he remains employed on that date.

Mr. Coggin and Mr. Coltharp have each been granted 50,000 shares of the Company’s Common Stock, which shares will vest on November 1, 2012 if the executive remains employed by the Company on that date. One-third of the shares may be earned and the vesting accelerated based on the Company’s earnings per share for each of fiscal years 2004 and 2005. The Human Resources Committee sets the earnings per share targets at the beginning of each fiscal year. The executive will earn 100% of the eligible shares for a fiscal year upon the Company achieving the earnings per share target, and he shall earn 50% of the eligible shares upon the Company achieving 85% of the target. Shares will be prorated between those two levels. In addition, Mr. Coltharp received a grant of 50,000 shares of restricted stock on November 1, 2002, of which 16,667 shares vested on November 1, 2003, 16,667 shares vested on November 1, 2004 and 16,666 are scheduled to vest on November 1, 2005, provided he remains employed by the Company on such date and, if he is terminated by the Company without cause, he will be entitled to a pro rata number of such shares. Mr. Wright received a grant of 40,000 shares of restricted stock on November 1, 2002, of which 13,333 shares vested on November 1, 2003, 13,333 shares fully vested on November 1, 2004 and 11,667 shares vested as a result of Mr. Wright’s resignation, as described below.

At the Company’s request, Donald Wright resigned from his employment with the Company effective June 17, 2005. The Company agreed to treat Mr. Wright’s resignation as a termination without cause for purposes of his March 15, 2003 Employment Agreement with the Company. Pursuant to the terms of Mr. Wright’s March 15, 2003 Employment Agreement with the Company, Mr. Wright has been provided the following: a lump sum severance payment equal to 18 months base salary, payment for unused accrued vacation, pro rata vesting in 11,667 shares of the unvested portion of his November 1, 2002 restricted stock grant, the lump sum distribution of his Deferred Compensation Plan account and, as in the case of other holders of stock options who have been precluded from exercising their options until the filing with the SEC of all of the Company’s periodic reports, a 90-day extension for the exercise of his stock options.

In addition to the compensation and benefits described above, each Named Executive Officer will be entitled to participate in each employee benefit plan and to receive each benefit that the Company provides to senior executives at the level of each Named Executive Officer’s position. Mr. Martin is also entitled to receive appropriate security for his residences or reimbursement for the cost of such security, long-term disability insurance providing for a benefit of $30,000 per month for his lifetime to age 65, and reimbursement of the cost of an annual physical examination. Mr. Sadove is entitled to reimbursement for reasonable tax and financial planning services, and transportation or a transportation allowance. Mr. Jones is entitled to a long-term disability insurance benefit of $30,000 per month, life insurance with a $1 million death benefit, and coverage of up to $100,000 per year for medical expenses for him and his family not otherwise covered by the Company’s general health plan. Mr. Coltharp is, and Mr. Wright was, entitled to reimbursement for reasonable tax services.

Each Employment Agreement contains severance provisions in the event that the Named Executive Officer’s employment is terminated without “cause.” Messrs. Martin, Sadove, and Jones each may terminate his employment relationship for “good reason.” Mr. Martin’s Employment Agreement defines “good reason” as a Change in Control, if Mr. Martin terminates his employment after the first anniversary of the Change in Control, and mandatory relocation of Mr. Martin’s principal place of employment from the Memphis, Tennessee area. Mr. Sadove’s Employment Agreement defines “good reason” as a demotion from his position as Vice Chairman of the Company, required relocation from the New York, New York area, and a Change in Control. Mr. Jones’s Employment Agreement defines “good reason” as mandatory relocation from Birmingham, Alabama, failure by the Company to provide Mr. Jones with the compensation and benefits specified in his Employment Agreement, and material reduction in his duties or status as a result of a Change of Control. Under these circumstances, the Employment Agreements generally provide for the acceleration of equity grants and a lump-sum cash payment. If Mr. Martin’s employment is terminated without “cause” or he terminates his employment for “good reason,” he is entitled to (i) a sum equal to three times his base salary if his employment is terminated prior to a change of control, (ii) to the extent permitted by the Company’s applicable plans, immediate vesting of all options, performance share awards, and restricted stock awards with the ability to exercise the options for the shorter of two years or the original expiration period of the option, (iii) participation in the Company’s health plans, with family coverage, for his life, and following his death, participation in the Company’s health plans for his then spouse and children under the age of 21 for one additional year, except if and during a period he is working full time for a third party providing health plans comparable to the Company’s health plans, he will not be entitled to participate in the Company’s health plans, (iv) reimbursement of reasonable costs for an off-site office and full-time secretarial services for the longer of three years or the remaining term of his Employment Agreement, and (v) associate merchandise discount privileges for merchandise purchased from the Company for his lifetime. If Mr. Sadove’s employment is terminated without “cause” or he terminates his employment for “good reason,” he is entitled to (i) a cash payment of three times his base salary then in effect plus three times an imputed bonus of 30% of base salary, (ii) immediate vesting of all options with one year to exercise those options, (iii) immediate vesting of all restricted stock awards, and (iv) continuation in the Company’s medical plans for three years. If Mr. Jones’ employment is terminated without “cause” or he terminates his employment for “good reason,” he is entitled to (i) a cash payment of two times his annual base salary in effect at the time of termination, (ii) immediate vesting of all options that are exercisable within one year following the date of termination 90 days following the date of termination to exercise the options, and (iii) continuation, at the Company’s expense, in the Company’s medical, dental, vision, disability, group life insurance, and supplemental insurance benefits, with the coverage in effect immediately prior to the date of termination, for a period equal to the lesser of three years or until Mr. Jones accepts other employment. If, by the expiration of the employment term, Mr. Jones’s Employment Agreement is not renewed for at least one year, the Company will pay Mr. Jones an amount equal to two times his annual base salary, payable in monthly installments beginning with the first month immediately following the expiration of the Employment Agreement. If Mr. Coggin or Mr. Coltharp is terminated without “cause,” he will be entitled to receive his base salary through the end of the term of his Employment Agreement (in a lump sum). In the event such termination occurs during the final two years of Mr. Coggin’s or Mr. Coltharp’s Employment Agreement or thereafter if he is working without an agreement, he will be entitled to receive two years of base salary and will have one year after termination to exercise any vested options.

Each Employment Agreement also includes change-in-control provisions. A “Change in Control” generally means: (i) the acquisition of 25% or more of the combined voting power of the Company’s outstanding securities, (ii) a tender offer, merger, sale of assets, or other business combination which results in the transfer of a majority of the combined voting power of the outstanding voting securities of the Company or any successor entity, or (iii) during any period of two consecutive years, the failure to elect a majority of the individuals constituting the Board of Directors of the Company at the beginning of such period, unless the election or nomination of any replacement Directors was approved by vote of at least two-thirds of the Directors of the Company then still in office who were Directors of the Company at the beginning of such period. A “Potential Change in Control” generally means: (i) the approval by the shareholders of the Company of an agreement which, if consummated, will result in a change of control or (ii) the acquisition of 5% or more of the outstanding voting securities of the Company and the adoption by the Company’s Directors of a resolution to the effect that a potential change in control of the Company has occurred.

In the event of a Change in Control, any options and restricted stock granted to the Named Executive Officers prior to such Change in Control will immediately vest to the extent permitted by the Company’s Amended and Restated 1994 Long-Term Incentive Plan (the “1994 Plan”), the Company’s Amended and Restated Stock-Based Incentive Plan (the “1997 Plan”) and the 2004 LTIP. If Mr. Martin terminates his employment for “good reason,” as defined in Mr. Martin’s employment agreement, after the first anniversary of a Change in Control, or if he is terminated without “cause” following a Change in Control, he will receive three times the sum of his annual base salary plus his target bonus potential, both as then in effect and the other severance benefits described above. If Mr. Sadove terminates his employment for “good reason” after a Change in Control or his employment is terminated by the Company in connection with a Change in Control or Potential Change in Control, he will receive the severance payment described above, will be entitled to continuation in the Company’s health plans for three years at no cost, and will become vested in the Company’s Supplemental Savings Plan at the retirement rate. If, within 18 months following a Change in Control, Mr. Jones is terminated without “cause” or he terminates for “good reason,” he will receive $3.2 million (two times the sum of his minimum base salary and minimum bonus), will become vested in the Company’s supplemental savings plan at the retirement rate, will be entitled to continuation under the Company’s health plans at the Company’s cost for the shorter of three years or until he accepts other employment, and will be entitled to continuing coverage under the Company’s Directors and Officers Insurance for 18 months. For each of Messrs. Coggin and Coltharp, a termination of employment by the executive for “good reason” after a Change in Control, or a termination of employment by the Company in any way connected to a Change in Control or Potential Change in Control, entitles the executive to three times his base salary then in effect and continuation in the Company’s health plans for three years at no cost to the executive. Mr. Coltharp’s and Mr. Coggin’s Employment Agreements define “good reason” as mandatory relocation from their primary place of employment, a reduction in status or duties as a result of a Change in Control, and termination by the executive during the 13th month after a change in control which the executive deems “good reason.”

If any payment, right or benefit paid to a Named Executive Officer by the Company is treated as an “excess parachute payment” under Section 280(G)(b) of the Internal Revenue Code, the Company will indemnify and hold harmless and make whole, on an after-tax basis, the Named Executive Officer for any adverse tax consequences, including but not limited to providing to the Named Executive Officer on an after-tax basis the amount necessary to pay any tax imposed by Internal Revenue Code Section 4999.

Each of the Employment Agreements contains non-competition covenants following termination of employment.

Loan Agreement

The Human Resources Committee of the Board has followed a policy of compensating executive officers with cash and equity-based awards. The grant of equity awards means that a significant portion of an executive’s compensation is at risk. In accordance with this policy, over time executive officers have received shares of Common Stock as compensation. Those awards are taxable to the executive as income. The Company agreed in 2001 to make a $464,000 interest-free loan to Mr. Jones. At the Company’s request, Mr. Jones elected to pay taxes on his 2001 restricted stock grant although the shares subject to the grant would not vest, and would not be taxable had he not so elected, until 2004. The Company received a tax benefit from Mr. Jones’s election, and the purpose of the loan was to assist Mr. Jones with respect to his accelerated tax payment obligations that arose from the election. The Company made the loan on March 29, 2002 before Mr. Jones became a Named Executive Officer. Mr. Jones repaid his loan on March 10, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

At the close of business on August 15, 2005, there were issued and outstanding 141,949,607 shares of Common Stock.

Listed in the following table are the number of shares owned by each Director, the Named Executive Officers and all Directors and executive officers of the Company as a group as of August 15, 2005. Except as otherwise noted, each of the persons named in the table below has sole voting and investment power with respect to the shares shown as beneficially owned by him or her. The table also includes the beneficial owners as of August 15, 2005 (unless otherwise noted) of more than 5% of the outstanding Common Stock who are known to the Company.

Name of Beneficial Owner (and Address if “Beneficial Ownership” Exceeds 5%)	Total Shares Beneficially Owned (1)		Percentage of Common Stock Ownership
Stanton J. Bluestone	317,484		*
Robert B. Carter	7,000		*
James A. Coggin	1,369,611		*
Douglas E. Coltharp	905,184		*
Ronald de Waal	4,131,490		2.91%
Julius W. Erving	119,308		*
Michael S. Gross	109,354		*
Donald E. Hess	638,770	(2)	*
George L. Jones	1,669,580		1.16%
R. Brad Martin	4,997,358	(3)	3.47%
Nora P. McAniff	13,023		*
C. Warren Neel	105,283		*
Stephen I. Sadove	1,962,832		1.37%
Marguerite W. Sallee	101,042		*
Christopher J. Stadler	58,420		*
Donald Wright	575,378		*
All Directors and Executive Officers as a group (19 persons)	17,177,151		11.49%
5% Owners:
Inmobiliaria Carso, S.A. de C.V.	18,050,000	(4)(5)	12.72%
Southeastern Asset Management, Inc.	19,848,100	(4)(6)	13.98%

*	Owns less than 1% of the total outstanding shares of Common Stock.
(1)	Includes, respectively, (a) shares that the following persons have a right to acquire within sixty days after August 15, 2005 through the exercise of stock options and (b) restricted stock awards (including performance shares) for which the restrictions have not lapsed: Mr. Bluestone (301,931; 2,000), Mr. Carter (0; 6,500), Mr. Coggin (1,059,403; 33,334), Mr. Coltharp (670,310; 50,001), Mr. de Waal (59,626; 4,000), Mr. Erving (82,264; 2,600), Mr. Gross (84,506; 2,000), Mr. Hess (74,418; 2,000), Mr. Jones (1,559,580; 0), Mr. Martin (1,927,300; 255,000), Ms. McAniff (6,053; 3,400), Dr. Neel (72,518; 2,000), Mr. Sadove (1,203,072; 125,800), Ms. Sallee (84,506; 2,200), Mr. Stadler (40,796; 3,400), Mr. Wright (480,463; 0), and all Directors and executive officers as a group (7,594,012; 549,236).
(2)	Includes: (i) 226,040 shares held by Mr. Hess as trustee or co-trustee for his children. Does not include: (i) 4,580 shares owned directly by his wife, (ii) 14,660 shares held by his wife as co-trustee for one of their children, or (iii) 91,984 shares held by another individual as trustee for Mr. Hess’s children.
(3)	Includes: (i) 2,375 shares owned by RBM Venture Company, a company of which Mr. Martin is sole shareholder, (ii) 178,473 shares held by Mr. Martin as trustee or co-trustee for his children and (iii) 34,310 shares owned by the Martin Family Foundation.
(4)	Information relating to the beneficial owner of Common Stock (and any related entity or person) is derived (i) for Inmobiliaria Carso, S.A. de C.V. from a statement on Form 4 filed with the Securities and Exchange Commission (“SEC”) on May 5, 2005 by Carlos Slim Helu (which includes beneficial ownership of Carlos Slim Helu, Carlos Slim Domit, Marco Antonio Slim Domit, Patrick Slim Domit, Maria Soumaya Slim Domit, Vanessa Paola Slim Domit, Johanna Monique Slim Domit (collectively “the Slim family;” Inmobiliaria; and Orient Star Holdings LLC “Orient Star” (see Note 5) and (ii) for Southeastern Asset Management, Inc. from a Schedule 13G/A filed with the SEC on July 7, 2005.
(5)	Orient Star beneficially owns directly 1,350,000 shares. Inmobiliaria, a corporation organized under the laws of Mexico, is the sole member of Orient Star, and therefore may be deemed to have indirect beneficial ownership of the 1,350,000 shares owned directly by Orient Star. Inmobiliaria beneficially owns directly 16,700,000 shares. The Slim family beneficially owns all of the outstanding voting equity securities of Inmobiliaria. As a result, each member of the Slim family may be deemed to have indirect beneficial ownership of (i) the 1,350,000 shares beneficially owned indirectly by Inmobiliaria and beneficially owned directly by Orient Star and (ii) the 16,700,000 shares beneficially owned directly by Inmobiliaria. The principal business address for each of the foregoing individuals is Paseo de las Palmas 736, Colonia Lomas de Chapultepec, 11000 Mexico D.F., Mexico.
(6)	Southeastern Asset Management, Inc. (“Southeastern”) is an investment adviser registered under the Investment Advisers Act of 1940. These shares of Common Stock are held by one or more of Southeastern’s clients. Pursuant to investment advisory agreements with its clients, Southeastern has sole voting power over 15,936,400 shares, sole investment power over 19,848,100 shares, and shared voting power and shared investment power over none of the shares. Southeastern disclaims beneficial ownership of all of these shares. Southeastern’s address is 6410 Poplar Avenue, Memphis, Tennessee.

The Company strongly encourages its senior executives and Directors to hold a personally meaningful equity interest in the Company, and stock ownership guidelines have been established for senior management and Directors. The Company believes such ownership aligns the interests of management, Directors, and shareholders.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information, for all plans approved and not approved by shareholders, as of January 29, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,947,560	$13.11	4,468,117	(2)
Equity compensation plans not approved by security holders	10,645,454	$13.17	0

Total	16,593,014	$13.15	4,468,117

(1)	In connection with acquisition transactions, the Company assumed then-outstanding stock options previously granted to employees and directors of the acquired corporations. No additional grants or awards may be made under the plans pursuant to which these stock options were granted. As of January 29, 2005, the total number of shares of Common Stock to be issued upon exercise of these stock options was 1,361,436, and the weighted-average exercise price of these shares was $19.12. These shares are not included in the table.
(2)	This amount represents shares of Common Stock available for issuance under the 2004 LTIP. Awards available for grant under the 2004 LTIP include options, stock appreciation rights, restricted stock, performance units, and any combination of the foregoing awards.

As of August 15, 2005, there were (i) 141,949,607 shares of Common Stock issued and outstanding (including approximately 3,353,000 shares of restricted stock (including performance shares) outstanding under the 1994 Plan, the 1997 Plan and the 2004 LTIP, (ii) a total of 16,041,683 shares of Common Stock subject to stock option awards outstanding under the 1994 Plan, the 1997 Plan, and plans assumed following acquisitions, with a weighted average exercise price of $13.92 and a weighted average remaining contractual life of 4.06 years, and (iii) a total of approximately 5,000,000 shares of Common Stock remaining available for future awards under the 2004 LTIP.

On April 9, 1997, the Board of Directors approved the 1997 Plan to assist in attracting, retaining, and motivating employees and directors. The Board amended the 1997 Plan several times. The exercise price for all outstanding options awarded under the 1997 Plan equals the fair market value of the Common Stock on the date of grant. Most options vest in five installments over four years and expire after seven or ten years. Unvested options generally are forfeited if the executive’s employment is terminated. In the event of a change in control or a potential change in control, the Board of Directors may accelerate awards under the 1997 Plan or provide that such awards be cashed out in connection with the transaction. As of January 29, 2005, under the 1997 Plan, there were (i) options outstanding to purchase 10,645,454 shares, (ii) 966,823 shares of restricted stock outstanding and unvested, and (iii) no shares remaining available for issuance.

Item 13. Certain Relationships and Related Transactions.

Brian J. Martin, a brother of R. Brad Martin, the Company’s Chairman and Chief Executive Officer, was employed by the Company until his resignation effective as of June 17, 2005, and received salary of $131,250 and a bonus of $36,325 (which was paid in April 2005) for his services during fiscal 2004. In addition to salary and bonus, during fiscal 2004 he earned and received accelerated vesting with respect to 16,666 shares of Common Stock granted to him in 2002 under a TARSAP program, and other benefits valued at $4,569 for federal income tax purposes. Mr. Martin resigned his employment with the Company on June 17, 2005.

Jeffrey C. Martin, a Senior Vice President of the Company and a brother of R. Brad Martin, was employed by the Company and received salary of $244,110 and a bonus of $69,962 (which was paid in May, 2005) for his services during fiscal 2004. In fiscal 2004 he also received other benefits valued at $210 for federal income tax purposes. In addition to the compensation and benefits described above, Jeffrey C. Martin received a grant of 7,500 performance shares of Common Stock under the Company’s 2004 Long Term Incentive Plan, subject to future cancellation in whole or in part if the Company does not meet certain performance criteria.

Jeffrey C. Martin also is of counsel to Goodwin Proctor LLP, a law firm. In his capacity with the Company, Jeffrey C. Martin is responsible for governmental relations. For the fiscal year ended January 29, 2005, the Company paid Goodwin Proctor $97,381 in fees and disbursements for litigation defense, legal compliance, and governmental relations services and for reimbursement of support services provided to Jeffrey C. Martin in his capacity with the Company. The Company believes that payments made to Goodwin Proctor were not greater than payments that would have been made to comparable firms to obtain similar services.

James A. Coggin, Jr., an adult child of James A. Coggin, an executive officer and director, is employed by the Company and received salary of $171,666 and a bonus of $21,287 (which was paid in April, 2005) for his services during fiscal 2004. In fiscal 2004 he also received other benefits valued at $134 for federal income tax purposes. In addition to the compensation and benefits described above, James A. Coggin, Jr. received a grant of 4,050 performance shares of Common Stock under the Company’s 2004 Long Term Incentive Plan, subject to future cancellation in whole or in part if the Company does not meet certain performance criteria.

Item 14. Principal Accounting Fees and Services.

The Company has appointed PricewaterhouseCoopers LLP as its independent registered public accounting firm. Aggregate fees billed for professional services rendered to the Company by PricewaterhouseCoopers LLP as of or for the years ended January 29, 2005 and January 31, 2004 were:

	January 29, 2005	January 31, 2004
Audit—Professional services for audits of the consolidated financial statements and internal controls of the Company; for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q; and for the issuance of comfort letters and consents for financing transactions.	$1,981,946	$1,353,110

Audit-Related—Assurance and related services including benefit plan audits, transaction due diligence, internal control reviews, consultations concerning financial accounting and reporting standards, and analysis of and compliance with accounting pronouncements and disclosure requirements.	88,450	113,650

Tax—Tax return preparation and tax services for employee benefit plans.	2,265	47,970

All Other—All other services including litigation support and employee benefit plan and human resource advisory services.	1,500	37,440

Total	$2,074,161	$1,552,170

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements – The financial statements listed on page F-1 herein.

(2)	Financial Statement Schedule – The financial statement schedule listed on page F-1 herein.

(3)	Exhibits – The exhibits listed on the accompanying Index to Exhibits appearing at page E-1.

(b)	The exhibits listed on the accompanying Index to Exhibits appearing at page E-1 are filed as exhibits to this report.

(c)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either included in the financial statements or notes thereto or are not required or are not applicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 1, 2005.

SAKS INCORPORATED

By:	/s/ KEVIN G. WILLS
Kevin G. Wills
Executive Vice President of Finance and
Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 1, 2005.

/s/ R. BRAD MARTIN
R. Brad Martin
Chairman of the Board
Chief Executive Officer
Principal Executive Officer

/s/ KEVIN G. WILLS
Kevin G. Wills
Executive Vice President of Finance and
Chief Accounting Officer
Principal Financial and Accounting Officer

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
Director

/s/ STEPHEN I. SADOVE
Stephen I. Sadove
Vice Chairman and Chief Operating Officer
Director

/s/ MARGUERITE W. SALLEE
Marguerite W. Sallee
Director

/s/ CHRISTOPHER J. STADLER
Christopher J. Stadler
Director

FORM 10-K—ITEM 15(a)(3) AND 15(c)

SAKS INCORPORATED AND SUBSIDIARIES

EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement between Saks Incorporated and Belk, Inc. dated as of April 28, 2005 (incorporated by reference to Exhibit 99.1 to the Form 8-K of Saks Incorporated filed May 2, 2005)

3.1	Amended and Restated Charter of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

3.2	Amended and Restated Bylaws of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

4.1	Indenture, dated as of November 9, 1998, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($500 million of 8 1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed November 19, 1998)

4.2	Indenture, dated as of December 2, 1998, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($250 million of 7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed December 4, 1998)

4.3	Indenture, dated as of February 17, 1999, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee ($200 million of 7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed February 19, 1999)

4.4	Indenture, dated as of October 4, 2001, among Saks Incorporated, the Subsidiary Guarantors, and Bank One Trust Company, National Association, as trustee ($141,557,000 of 9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed October 11, 2001)

4.5	Registration Rights Agreement between Proffitt’s, Inc. and Parisian, Inc. dated July 8, 1996 (incorporated by reference from the Exhibits to the Form S-4 Registration Statement No. 333-09043 of Proffitt’s, Inc. dated August 16, 1996)

4.6	Registration Rights Agreement between Proffitt’s, Inc. and specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt’s, Inc. filed July 8, 1998)

4.7	Second Amended and Restated Rights Agreement, dated as of October 4, 2004 by and between Saks Incorporated and The Bank of New York, as Rights Agent (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed October 10, 2004)

4.8	Indenture dated as of December 8, 2003, among Saks Incorporated, the Subsidiary Guarantors named therein, and the Bank of New York, as Trustee ($208 million, 7% Notes due 2013) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed December 11, 2003)

Exhibit No.	Description
4.9	Registration Rights Agreement, dated as of December 8, 2003, among Saks Incorporated, certain of its subsidiaries named therein, Citigroup Global Markets Inc., Goldman, Sachs & Company, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc. and ABN AMRO Incorporated (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed December 11, 2003)

4.10	Indenture, dated as of March 23, 2004, between Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee ($230 Million, 2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed March 26, 2004)

4.11	Registration Rights Agreement, dated as of March 23, 2004, between Saks Incorporated, certain subsidiaries of Saks named therein, Goldman, Sachs & Co. and Citigroup Global Markets Inc., as representatives of the purchasers (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed March 26, 2004)

4.12	Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee ($230 Million, 2.00% Convertible Senior Notes due 2024) (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed July 6, 2005)

4.13	Fourth Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and JPMorgan Chase Bank, N.A., as trustee ($141,557,000 of 9 7/8% Notes due 2011) (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed July 6, 2005)

4.14	Seventh Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and JPMorgan Chase Bank, N.A., as trustee ($500 million of 8 1/4% Notes due 2008) (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed July 6, 2005)

4.15	Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as trustee ($250 million of 7 1/2% Notes due 2010) (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed July 21, 2005)

4.16	Second Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee ($208 million, 7% Notes due 2013) (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed July 21, 2005)

4.17	Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee ($200 million of 7 3/8% Notes due 2019) (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed July 21, 2005)

4.18	Instrument of Resignation, Appointment and Acceptance, Dated as of August 22, 2005, by and among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. ($200 million of 7 3/8% Notes due 2019) (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed August 25, 2005)

Exhibit No.	Description

4.19	Instrument of Resignation, Appointment and Acceptance, Dated as of August 22, 2005, by and among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. ($500 million of 8 1/4% Notes due 2008) (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed August 25, 2005)

4.20	Instrument of Resignation, Appointment and Acceptance, Dated as of August 22, 2005, by and among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. ($141,557,000 of 9 7/8% Notes due 2011) (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed August 25, 2005)

4.21	Instrument of Resignation, Appointment and Acceptance, Dated as of August 22, 2005, by and among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. ($250 million of 7 1/2% Notes due 2010) (incorporated by reference to the Exhibits to the Form 8-K of Saks Incorporated filed August 25, 2005)

10.1	Amended and restated Credit Agreement dated as of November 26, 2003 among Saks Incorporated, as borrower, Fleet Retail Group, Inc., as Agent, and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed March 16, 2004)

10.2	*First Amendment and Waiver to Credit Agreement and Second Amendment to Security Agreement dated June 6, 2005 among Saks Incorporated, as borrower; Fleet Retail Group, Inc., as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank and General Electric Capital Corporation, as Co-Documentation Agents, and the other financial institutions party thereto, as lenders

10.3	Supplemental Transaction Agreement dated as of April 14, 2003 among Saks Incorporated, National Bank of the Great Lakes, Saks Credit Corporation, Household Finance Corporation, and Household Bank (SB), N.A. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed April 29, 2003)

10.4	Servicing Agreement dated as of April 15, 2003 between McRae’s, Inc. and Household Corporation (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed April 29, 2003)

10.5	Program Agreement dated as of April 15, 2003 among Saks Incorporated, McRae’s, Inc., and Household Bank (SB), N.A. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed April 29, 2003)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.

10.6	Saks Incorporated Amended and Restated Employee Stock Purchase Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.7	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

Exhibit No.	Description
10.8	Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.9	*Form of Stock Option Agreement Pursuant to the Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan

10.10	Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit B to the proxy statement of Saks Incorporated, filed April 28, 2004)

10.11	Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.12	Trust Agreement for the Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.13	Saks Incorporated Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

10.14	Carson Pirie Scott & Co. Supplemental Executive Retirement Plan (incorporated by reference to Carson Pirie Scott & Co. Common Shares Registration Statement No. 33-67514)

10.15	Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.16	Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.17	Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration Statement No. 333-2426)

10.18	Amendment to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration Statement No. 333-2426)

10.19	Form of Stock Option Agreement Pursuant to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration No. 333-2426)

10.20	Amended and Restated Employment Agreement between R. Brad Martin and Saks Incorporated Dated as of December 8, 2004 (incorporated by reference from the Exhibit 10.1 to the Form 10-Q of Saks Incorporated for the quarterly period ending October 30, 2004)

10.21	Employment Agreement by and between Saks Incorporated and James A. Coggin, President and Chief Administrative Officer, dated March 15, 2003 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ending February 1, 2003)

10.22	Employment Agreement between Saks Incorporated and Douglas E. Coltharp, Executive Vice President and Chief Financial Officer, dated March 15, 2003 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ending February 1, 2003)

Exhibit No.	Description
10.23	Saks Incorporated 2003 Senior Executive Bonus Plan (incorporated by reference from Attachment A to the Saks Incorporated Proxy Statement for the 2003 Annual Meeting of Shareholders)

10.24	Saks Incorporated Executive Severance Plan effective September 13, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.25	Amended and Restated 2000 Change of Control and Material Transaction Severance Plan (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed November 18, 2004)

10.26	Employment Agreement between Saks Incorporated and Stephen I. Sadove, Vice Chairman of Saks Incorporated, dated January 7, 2002 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.27	Employment Agreement between Saks Incorporated and George Jones, President and Chief Executive Officer, Saks Department Store Group, dated January 29, 2001 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

10.28	Employment Agreement between Saks Incorporated and Charles J. Hansen, Executive Vice President and General Counsel, dated June 20, 2003 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 31, 2004)

10.29	Employment Agreement between Saks Incorporated and Donald E. Wright, Executive Vice President of Finance and Accounting, dated March 15, 2003 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 31, 2004)

10.30	*Employment Agreement between Saks Incorporated and Kevin Wills, Executive Vice President of Finance and Chief Accounting Officer, dated May 13, 2005

10.31	Restricted Stock Agreement between Kevin Wills and Saks Incorporated dated May 18, 2005 and the Supplement to the Restricted Stock Agreement dated May 18, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on May 18, 2005)

10.32	Form of Performance Share Agreement between Saks Incorporated and each recipient, dated June 16, 2004 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 29, 2005)

10.33	Supplement to Performance Share Agreement between Saks Incorporated and R. Brad Martin, dated June 27, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 29, 2005)

10.34	Form of Supplement to Performance Share Agreement between Saks Incorporated and each recipient, dated June 27, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 29, 2005)

21.1	*Subsidiaries of the registrant

23.1	*Consents of Independent Registered Public Accounting Firm

31.1	*Certification of the Chief Executive Officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Description
31.2	*Certification of the Chief Accounting Officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	*Certification of Chief Executive Officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*Certification of the Chief Accounting Officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*Cautionary Statements Relating to Forward-Looking Information

99.2	*Saks Incorporated Employee Stock Purchase Plan Financial Statements for the years ended December 31, 2004 and December 31, 2003

* Filed herewith

SAKS INCORPORATED & SUBSIDIARIES

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Saks Incorporated:

We have completed an integrated audit of Saks Incorporated’s January 29, 2005 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its January 31, 2004 and February 1, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Saks Incorporated (the Company) at January 29, 2005 and January 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, the Company has restated its January 31, 2004 and February 1, 2003 consolidated financial statements.

Effective February 2, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment to SFAS No. 123,” as explained in Note 2. Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” as explained in Note 2 and Note 6, and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” as explained in Note 14.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Saks Incorporated did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effects of the material weaknesses related to (1) the lack of effective controls over the completeness, accuracy, and recording of vendor-provided markdown allowances within its merchandise payable account and related impact on cost of sales in one of its merchandising divisions and (2) the lack of effective controls over the selection, application and monitoring of certain of its accounting policies for leasing transactions related to rent holidays and tenant improvement allowances and for vendor-provided support transactions related to payment discounts and non-compliance chargebacks in accordance with accounting principles generally accepted in the United States of America, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 29, 2005, the following material weaknesses have been identified and included in management’s assessment.

1) The Company did not maintain effective controls over the completeness and accuracy of vendor-provided markdown allowances within its merchandise payable account and related impact on cost of sales in one of its merchandising divisions. As a result of the Company’s internal investigation into its vendor-provided markdown allowance practices for transactions with vendors related to one of its merchandising divisions, it was determined that the Company did not maintain effective controls over the accounting for and monitoring of such agreements, including the validity of its recording of various vendor-provided markdown support transactions. This control deficiency resulted in management’s failure to detect improper actions by certain employees in the merchandising division with regard to vendor-provided markdown allowances and the restatement of the consolidated financial statements for the fiscal years ended January 31, 2004, February 1, 2003, February 2, 2002, and February 3, 2001; each of the quarters in the fiscal year ended January 31, 2004; and each of the first three quarters for the fiscal year ended January 29, 2005. Additionally, this control deficiency could result in a misstatement of the merchandise payable account and the cost of sales account that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, this control deficiency constitutes a material weakness.

2) The Company did not maintain effective controls over the selection, application and monitoring of certain of the Company’s accounting policies for leasing transactions related to rent holidays and tenant improvement allowances and for vendor-provided support transactions related to payment discounts and non-compliance chargebacks to ensure that such transactions were recorded in conformity with accounting principles generally accepted in the United States of America. Specifically, this control deficiency resulted in a misstatement of rental expense, depreciation and amortization expense, store pre-opening expense, cost of sales, selling, general and administrative expenses, inventory, property and equipment, accounts payable and other long term liabilities. This control deficiency resulted in the restatement of the consolidated financial statements for the fiscal years ended January 31, 2004, February 1, 2003, February 2, 2002, and February 3, 2001; each of the quarters in the fiscal year ended January 31, 2004; and each of the first three quarters in, and an audit adjustment to, the consolidated financial statements for the fiscal year ended January 29, 2005. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 29, 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Birmingham, Alabama

September 1, 2005

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per share amounts)	Year Ended
		Restated
	January 29, 2005	January 31, 2004	February 1, 2003
NET SALES	$6,437,277	$6,055,055	$5,911,122
Cost of sales (excluding depreciation and amortization)	3,995,460	3,761,458	3,707,604

Gross margin	2,441,817	2,293,597	2,203,518
Selling, general and administrative expenses	1,614,658	1,489,383	1,370,881
Other operating expenses
Property and equipment rentals	203,451	196,174	198,900
Depreciation and amortization	229,145	228,319	222,156
Taxes other than income taxes	164,067	149,101	153,834
Store pre-opening costs	4,520	5,462	5,785
Impairments and dispositions	31,751	8,150	19,547
Integration charges	—	(62)	9,981

OPERATING INCOME	194,225	217,070	222,434
Interest expense	(114,035)	(117,372)	(128,353)
Gain (loss) on extinguishment of debt	—	(10,506)	709
Other income (expense), net	4,048	5,004	2,112

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	84,238	94,196	96,902
Provision for income taxes	23,153	21,832	39,200

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	61,085	72,364	57,702
Cumulative effect of a change in accounting principle, net of taxes	—	—	(45,593)

NET INCOME	$61,085	$72,364	$12,109

Earnings per common share:
Basic earnings per common share before cumulative effect of accounting change	$0.44	$0.52	$0.40
Cumulative effect of accounting change	—	—	(0.32)

Basic earnings per common share	$0.44	$0.52	$0.08

Diluted earnings per common share before cumulative effect of accounting change	$0.42	$0.51	$0.39
Cumulative effect of accounting change	—	—	(0.31)

Diluted earnings per common share	$0.42	$0.51	$0.08

Weighted average common shares:
Basic	139,470	139,824	142,750
Diluted	144,034	142,921	146,707

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share amounts)	January 29, 2005	Restated
		January 31, 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$257,104	$365,873
Merchandise inventories	1,516,271	1,438,452
Other current assets	127,082	151,223
Deferred income taxes, net	178,558	76,602

TOTAL CURRENT ASSETS	2,079,015	2,032,150

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	2,046,839	2,117,579
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	323,761	326,775
DEFERRED INCOME TAXES, NET	166,364	120,342
OTHER ASSETS	88,100	83,671

TOTAL ASSETS	$4,704,079	$4,680,517

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$378,394	$349,150
Accrued expenses	468,896	364,572
Accrued compensation and related items	71,831	69,404
Sales taxes payable	13,184	13,518
Current portion of long-term debt	7,715	151,884

TOTAL CURRENT LIABILITIES	940,020	948,528

LONG-TERM DEBT	1,346,222	1,125,637
OTHER LONG-TERM LIABILITIES	333,420	313,016

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock—$1.00 par value; Authorized—10,000 shares;
Issued and outstanding—none	—	—
Common stock—$0.10 par value; Authorized—500,000 shares;
Issued and outstanding—140,115 shares and 141,835 shares	14,012	14,183
Additional paid-in capital	2,116,301	2,111,214
Accumulated other comprehensive loss	(86,818)	(71,610)
Retained earnings	40,922	239,549

TOTAL SHAREHOLDERS’ EQUITY	2,084,417	2,293,336

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,704,079	$4,680,517

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at February 2, 2002 as previously reported	143,989	$14,399	$2,119,343	$166,599	$(28,904)	$2,271,437
Adjustments to restate (Note 3)	—	—	—	(11,523)	—	(11,523)

Balance at February 2, 2002 as restated	143,989	14,399	2,119,343	155,076	(28,904)	2,259,914
Net income (as restated) (Note 3)				12,109		12,109
Change in minimum pension liability					(40,254)	(40,254)

Comprehensive income (loss)						(28,145)
Issuance of common stock	1,336	132	10,433			10,565
Income tax benefit related to employee stock plans			1,178			1,178
Net activity under stock compensation plans	335	35	7,178			7,213
Repurchase of common stock	(700)	(70)	(7,041)			(7,111)

Balance at February 1, 2003 as restated	144,960	14,496	2,131,091	167,185	(69,158)	2,243,614
Net income (as restated) (Note 3)				72,364		72,364
Change in minimum pension liability					(2,452)	(2,452)

Comprehensive income						69,912
Issuance of common stock	4,325	431	36,266			36,697
Income tax benefit related to employee stock plans			4,512			4,512
Income tax effect of exam resolutions			3,923			3,923
Income tax effect of AMT credit carryforwards			1,366			1,366
Net activity under stock compensation plans	454	46	7,803			7,849
Repurchase of common stock	(7,904)	(790)	(73,747)			(74,537)

Balance at January 31, 2004 as restated	141,835	14,183	2,111,214	239,549	(71,610)	2,293,336
Net income				61,085		61,085
Change in minimum pension liability					(15,208)	(15,208)

Comprehensive income						45,877
Issuance of common stock	2,714	272	27,699			27,971
Income tax benefit related to employee stock plans			8,450			8,450
Income tax effect of NOL carryforwards			71,023			71,023
Income tax effect of statute expiration			4,586			4,586
Dividend			(25,839)	(259,712)		(285,551)
Net activity under stock compensation plans	1,769	177	13,720			13,897
Convertible notes:
Hedge and call option			(25,043)			(25,043)
Income tax effect			15,268			15,268
Repurchase of common stock	(6,203)	(620)	(84,777)			(85,397)

Balance at January 29, 2005	140,115	$14,012	$2,116,301	$40,922	$(86,818)	$2,084,417

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 29, 2005	Restated
(In Thousands)		January 31, 2004	February 1, 2003
OPERATING ACTIVITIES
Net income	$61,085	$72,364	$12,109
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on extinguishment of debt	—	10,506	(709)
Cumulative effect of accounting change	—	—	45,593
Depreciation and amortization	229,145	228,319	222,156
Provision for employee stock compensation	13,897	7,849	7,213
Deferred income taxes	6,744	13,041	36,661
Impairments and dispositions	31,751	8,150	19,547
Net cash from sale of proprietary credit cards	—	300,911	—
Changes in operating assets and liabilities:
Retained interest in accounts receivable	—	(42,680)	(28,554)
Merchandise inventories	(77,819)	(138,990)	(11,501)
Other current assets	36,392	24,025	(18,786)
Accounts payable and accrued liabilities	3,065	52,079	22,403
Other operating assets and liabilities	54,561	(61,845)	(24,790)

NET CASH PROVIDED BY OPERATING ACTIVITIES	358,821	473,729	281,342

INVESTING ACTIVITIES
Purchases of property and equipment	(198,274)	(186,834)	(148,165)
Business acquisitions and investments	—	(14,012)	—
Proceeds from sale of stores and property and equipment	21,802	14,020	2,434

NET CASH USED IN INVESTING ACTIVITIES	(176,472)	(186,826)	(145,731)

FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	230,000	—	—
Payments for hedge and call options associated with convertible notes	(25,043)	—	—
Payments on long-term debt and capital lease obligations	(155,522)	(92,055)	(29,393)
Dividends paid	(283,127)	—	—
Purchases and retirements of common stock	(85,397)	(74,537)	(7,111)
Proceeds from issuance of common stock	27,971	36,370	10,590

NET CASH USED IN FINANCING ACTIVITIES	(291,118)	(130,222)	(25,914)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,769)	156,681	109,697
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	365,873	209,192	99,495

CASH AND CASH EQUIVALENTS AT END OF YEAR	$257,104	$365,873	$209,192

Non-cash investing and financing activities are further described in the accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – GENERAL

ORGANIZATION

Saks Incorporated (hereinafter the “Company”) is a retailer currently operating, through its subsidiaries, traditional and luxury department stores. At January 29, 2005, the Company operated the Saks Department Store Group (“SDSG”), which consisted of stores operated under the following nameplates: Proffitt’s, McRae’s, Younkers, Parisian, Herberger’s, Carson Pirie Scott (“Carson’s”), Bergner’s and Boston Store and Club Libby Lu specialty stores. The Company also operated Saks Fifth Avenue Enterprises (“SFAE”), which consisted of Saks Fifth Avenue stores and Saks Off 5th stores.

SUBSEQUENT EVENTS

Sale of Assets

On July 5, 2005, the Company consummated a transaction with Belk, Inc. (“Belk”), whereby Belk acquired from the Company for approximately $622,000 in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations, plus the assumption of approximately $1,000 in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores which generated fiscal 2004 revenues of approximately $700,000.

Additionally, the Company announced on April 29, 2005 that it is exploring strategic alternatives for its northern department store division (as a single business operation), operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers (which generated fiscal 2004 revenues of approximately $2,200,000), as well as its Club Libby Lu specialty store business (which generated fiscal 2004 revenues of approximately $30,000). The strategic alternatives could include the sale of the northern department store division and/or Club Libby Lu.

Tender Offers and Consent Solicitations

On June 14, 2005, the Company received a notice of default with respect to its $230,000 2% Convertible Senior Notes due March 15, 2024 (the “convertible notes”). The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. The notice of default stated that the Company breached covenants in the indenture for the convertible notes that require the Company to (1) file with the Securities and Exchange Commission (the “SEC”) and the trustee for the convertible notes Annual Reports on Form 10-K and other reports, and (2) deliver to the trustee for the convertible notes, within a 120-day period after the end of the Company’s fiscal year ended January 29, 2005, a compliance certificate specified by the convertible notes indenture. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its outstanding senior notes and its outstanding convertible senior notes.

On July 19, 2005 the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes that would, among other things, extend to October 31, 2005, for purposes of the indentures, the Company’s deadlines to file this Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the first fiscal quarter of 2005. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

$585,700 in principal amount of outstanding senior notes and received consents from holders of a majority of every issue of its outstanding senior notes and of its outstanding convertible senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29,000 related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. Subsequent to the completion of the tender offers and consent solicitations, the Company repurchased $21,400 of additional senior notes at par through unsolicited open market repurchases.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2004, 2003 and 2002 each contained 52 weeks and ended on January 29, 2005, January 31, 2004, and February 1, 2003, respectively.

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

Revenues from shipping and handling included in net sales were $2,091, $3,179 and $2,357 in 2004, 2003 and 2002, respectively. Commissions from leased departments included in net sales were $47,003, $45,872 and $42,203 in 2004, 2003 and 2002, respectively. Leased department sales were $322,026, $315,511 and $290,098 in 2004, 2003 and 2002, respectively, and were excluded from net sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Certain cash equivalents are stated at cost, which approximates fair value. Cash equivalents included $212,000 at January 29, 2005 invested principally in money market funds, and $321,000 at January 31, 2004, invested principally in various short-term bond funds, which were marked to market. Interest income earned on these cash equivalents was $3,680 and $4,895 for the fiscal years ended January 29, 2005 and January 31, 2004, respectively, and was reflected in Other Income (Expense). There were no balances of restricted cash at January 29, 2005 or January 31, 2004, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

RETAINED INTEREST IN ACCOUNTS RECEIVABLE

Prior to the April 15, 2003 sale of the Company’s proprietary credit card business, receivables generated from the sale of merchandise using proprietary credit cards issued by National Bank of the Great Lakes (“NBGL”), the Company’s wholly owned subsidiary, were securitized through the sale of undivided interests to third-party investors for a portion of the receivables portfolio. A gain or loss was recorded equal to the excess or deficiency of the estimated fair value of the consideration to be received over the cost of the receivables sold. The Company estimated fair value based on the present value of expected future cash flows determined using management’s best estimates of portfolio yield, credit losses, payment rates and the weighted average cost of funding. When the Company owned the portfolio, the carrying value of the Company’s retained interest approximated fair value, and the Company retained the servicing rights to all receivables sold.

MERCHANDISE INVENTORIES AND COST OF SALES (excluding depreciation and amortization)

Merchandise inventories are valued by the retail method and are stated at the lower of cost (last-in, first-out “LIFO”) or market and include freight, buying and distribution costs. The Company takes markdowns related to slow moving inventory, ensuring the appropriate inventory valuation. At January 29, 2005 and January 31, 2004, the LIFO value of inventories exceeded market value and, as a result, inventory was stated at the lower market amount.

Consignment merchandise on hand of $117,198 and $127,861 at January 29, 2005 and January 31, 2004, respectively, is not reflected in the consolidated balance sheets.

The Company receives vendor provided support in different forms. When the vendor provides support for inventory markdowns, the Company records the support as a reduction to cost of sales. Such support is recorded in the period that the corresponding markdowns are taken. When the Company receives inventory-related support that is not designated for markdowns, the Company includes this support as a reduction in cost purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas; advertising; store and headquarters occupancy, operating and maintenance costs exclusive of rent, depreciation, and property taxes; proprietary credit card promotion, issuance and servicing costs; insurance programs; telecommunications; and other operating expenses not specifically categorized elsewhere in the consolidated statements of income. The Company receives allowances and expense reimbursements from merchandise vendors and from the owner of the proprietary credit card portfolio which are netted against the related expense:

•	Allowances received from merchandise vendors in conjunction with incentive compensation programs for employees who sell the vendors’ merchandise and netted against the related compensation expense were $88,580, $82,419 and $76,052 in 2004, 2003 and 2002, respectively.

•	Allowances received from merchandise vendors in conjunction with jointly produced and distributed print and television media and netted against the gross expenditures for such advertising were $84,644, $81,223 and $78,355 in 2004, 2003, and 2002, respectively. Net advertising expenses were $190,807, $191,671 and $185,431 in 2004, 2003, and 2002, respectively.

•	Expense reimbursements received from the owner of the Company’s proprietary credit card portfolio are discussed at Note 4 to these financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

STORE PRE-OPENING COSTS

Store pre-opening costs primarily consist of rent expense incurred during the construction of new stores and payroll and related media costs incurred in connection with new store openings and are expensed when incurred. Rent expense is generally incurred for six months prior to a store’s opening date.

PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost less accumulated depreciation. For financial reporting purposes, depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over 20 to 40 years while fixtures and equipment are primarily depreciated over 3 to 15 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Terms of leases used in the determination of estimated useful lives may include renewal periods at the Company’s option if exercise of the option is determined to be reasonably assured at the inception of the lease. Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over 3 to 10 years. Costs incurred in the discovery and post-implementation stages of internally created computer software are generally expensed as incurred.

When constructing stores, the Company receives allowances from landlords. If the landlord is determined to be the primary beneficiary of the property, then the portion of those allowances attributable to the property owned by the landlord is considered to be a deferred rent liability, whereas the corresponding capital expenditures related to that store are considered to be prepaid rent. Allowances in excess of the amounts attributable to the property owned by the landlord are considered leasehold improvement allowances and are recorded as deferred rent liabilities that are amortized over the life of the lease. Capital expenditures are reduced when the Company receives cash and allowances from merchandise vendors to fund the construction of vendor shops.

At each balance sheet date and as changes in circumstances arise, the Company evaluates the recoverability of its property and equipment based upon the utilization of the assets and expected future cash flows, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Write-downs associated with the evaluation and any gains or losses on the sale of assets recorded at the time of disposition are reflected in Impairments and Dispositions.

OPERATING LEASES

The Company leases stores, distribution centers, and administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space and includes such rent expense in Store Pre-Opening Costs. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortizes the deferred rent over the terms of the lease to rent expense in the consolidated statements of income. The Company records rent liabilities on the consolidated balance sheets for contingent percentage of sales lease provisions when the Company determines that it is probable that the specified levels will be reached during the fiscal year.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

GOODWILL AND INTANGIBLES

The Company has allocated the purchase price of previous purchase transactions to identifiable tangible assets and liabilities based on estimates of their fair values and identifiable intangible assets, with the remainder allocated to goodwill. During 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which required the discontinuation of goodwill amortization and the periodic testing (at least annually) for the impairment of goodwill and intangible assets. Commensurate with adopting the standard in 2002, the Company performed recoverability tests and determined all of the SFAE goodwill of $45,593 to be impaired, which is reflected in the consolidated statements of income as the cumulative effect of adopting the standard. At each year-end balance sheet date and as changes in circumstances arise, the Company performs an evaluation of the recoverability of its SDSG goodwill by comparing the estimated fair value to the carrying amount of its assets and goodwill. The Company recorded a $1,600 reduction in goodwill during 2004 related to the sale of four previously acquired stores.

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

DERIVATIVES

The Company uses financial derivatives only to manage its costs and risks in conjunction with specific business transactions. All derivative instruments are recognized on the balance sheet at fair value. At January 29, 2005, there were no derivatives held by the Company, and at January 31, 2004, the only derivatives held by the Company were interest rate swap agreements used to effectively convert portions of fixed rate debt to variable rate debt. These interest rate swap agreements qualified as fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, these swap agreements were recorded as Other Assets/Liabilities at fair value with an offset to the underlying hedged item, which is Long-Term Debt. The company cancelled all of its interest rate swap agreements during 2004 resulting in $3,100 of net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net (losses)/gains of ($18) and $4,620 at January 29, 2005 and January 31, 2004, respectively, that are being amortized as a component of interest expense through 2010.

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

		Restated
	2004	2003	2002
Net income as reported herein	$61,085	$72,364	$12,109
Add: Stock-based employee compensation expense included in net income, net of related tax effects	8,289	6,706	4,580
Deduct: Total stock-based employee compensation expense determined under the fair value method	(20,444)	(32,641)	(34,976)

Pro forma net income (loss)	$48,930	$46,429	$(18,287)

Basic earnings (loss) per common share:
As reported	$0.44	$0.52	$0.08
Pro forma	$0.35	$0.33	$(0.13)
Diluted earnings (loss) per common share:
As reported	$0.42	$0.51	$0.08
Pro forma	$0.34	$0.32	$(0.13)

The four assumptions for determining compensation costs under the Black-Scholes option-pricing method include (1) a risk-free interest rate based on zero-coupon government issues on each grant date with the maturity equal to the expected term of the option (average rates of 3.31%, 3.54% and 3.70% for 2004, 2003, and 2002, respectively), (2) an expected term of five years, (3) an expected volatility averaging 43.4%, 43.4 % and 48.8% for 2004, 2003, and 2002, respectively, and (4) no expected dividend yield. The Black-Scholes option-pricing model does not incorporate the inability to sell or transfer options, vesting requirements and a reduced exercise period upon termination of employment into its valuation of options. Each of the attributes would reduce the fair value of the options.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding.

				Restated
	2004			2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS - Income before cumulative effect of accounting change	$61,085	139,470	$0.44	$72,364	139,824	$0.52	$57,702	142,750	$0.40
Effect of dilutive stock options		4,564	(0.02)	—	3,097	(0.01)	—	3,957	(0.01)

Diluted EPS - Income before cumulative effect of accounting change	$61,085	144,034	$0.42	$72,364	142,921	$0.51	$57,702	146,707	$0.39

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Additionally, the Company had 8,081, 8,165 and 14,909 options to purchase shares of common stock outstanding in 2004, 2003, and 2002, respectively, that were not included in the computation of diluted EPS because the exercise price of the options was greater than the average quarterly market price of the common shares. At January 29, 2005, these options had exercise prices ranging from $14.01 to $38.90 per share. If the average quarterly market price becomes greater than the exercise price, these options will be dilutive, and the treasury stock method will be applied to determine the number of dilutive shares.

The Emerging Issues Task Force (EITF) recently reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Furthermore, the Financial Accounting Standards Board (FASB) is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s dilutive calculation by 12,307 shares.

PENSION PLANS

Pension expense is based on information provided by outside actuarial firms that use assumptions provided by the Company to estimate the total benefits ultimately payable to associates and is allocated to the service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company’s funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. The Company may also provide additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation.

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

The EITF recently reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Furthermore, the FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s dilutive calculation by 12,307 shares.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect SFAS No. 151 to have a material effect on the Company’s financial position or its results of operations.

In December 2004, the FASB issued No. 123 (revised 2004), “Share-Based Payment.” This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, “Accounting for Stock-Based compensation,” and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is annual periods beginning after June 15, 2005.

Until 2003, the Company recorded compensation expense for all stock-based compensation plan issuances prior to 2003 using the intrinsic value method. Compensation expense, if any, was measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. In 2003, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company began expensing the fair value of all stock-based grants over the vesting period on a prospective basis utilizing the Black-Scholes model.

Upon the adoption of SFAS No. 123R, the Company will be required to expense all stock options over the vesting period in its statement of operations, including the remaining vesting period associated with unvested options outstanding as of June 15, 2005. For the years ended January 29, 2005, January 31, 2004 and February 1, 2003, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been approximately $20,000, $30,000 and $35,000, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

In March 2005, the FASB issued guidance on FASB statement No. 123R. Additionally, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that reinforces the flexibility allowed, specifically when valuing employee stock options, and permits individuals, acting in good faith, to conclude differently on the fair value of employee stock options.

FOURTH QUARTER 2004 CHANGES IN ESTIMATES

As previously discussed, the preparation of consolidated financial statements in conformity with GAAP requires management to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. Examples of some of the significant estimates in the Company’s financial statements include estimation of return reserves, various compensation accruals, estimation of future cash flows for use in evaluating asset valuation and potential asset impairments, inventory reserves, and others.

The Company issued a press release on March 4, 2005 setting forth its unaudited consolidated statements of income for the fiscal year ended January 29, 2005. The net income reported on the consolidated statement of income for 2004 contained in these financial statements is lower than the previously announced unaudited results by approximately $2,414, or $0.02 per diluted share.

In connection with the procedures associated with its restatement as further described in Note 3, the Company performed an extensive evaluation of information used in the preparation of certain estimates made in preparing the financial statements for the year ended January 29, 2005. These estimates were reflected in the previously released unaudited results of operations disclosed in the Company’s press release furnished in its Current Report on Form 8-K dated March 4, 2005. Management believes that additional information now available provides additional evidence about conditions that existed at the balance sheet date that have come to management’s attention prior to the release of the Company’s audited financial statements for the year ended January 29, 2005. Accordingly, certain fourth quarter 2004 estimates were revised to reflect the financial statement effect of the additional information upon management’s estimates.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the effect of fourth quarter changes in estimates to net income:

Increase (Decrease) (in thousands)
Fourth Quarter 2004 changes in Estimates:
Legal accrual	$(1,843)
Returns reserve	(1,405)
Bonus accrual	2,081
Inventory reserves	(5,038)
Unclaimed property accrual	1,459
Accounts payable accrual	1,485
Benefits accrual	2,943
Other items, net	(3,484)

Total pretax changes in estimates	(3,802)
Income tax adjustments (provision) benefit	1,388

Total changes in estimates	$(2,414)

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

At management’s request, the Audit Committee of the Board of Directors conducted an internal investigation into alleged improper collections of vendor markdown allowances. The Audit Committee’s investigation and the Company’s supplemental review and analysis were completed in August 2005, and concluded that markdown allowances had been improperly collected from vendors during the 1996 through 2003 fiscal periods in one of SFAE’s six merchandising divisions.

Separately, the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical methods of accounting for rent holidays; tenant improvement allowances; and determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

The Company has also conducted a review of certain other items and made restatement adjustments to its previously issued consolidated financial statements to correct for all of these aforementioned items.

These consolidated financial statements and notes thereto reflect adjustments to the Company’s previously reported financial information for fiscal years 2002 and 2003. The Company’s quarterly financial information reflects adjustments to the Company’s previously reported financial information for the quarters ended May 1, 2004; July 31, 2004; October 30, 2004; May 3, 2003; August 2, 2003 and November 1, 2003.

The following provides details of the adjustments included in the restatement of the Company’s consolidated financial statements and the effect of the adjustments on the Company’s Consolidated Balance Sheet at January 31, 2004 and its Consolidated Statement of Income and Consolidated Statement of Cash Flows for 2003 and 2002.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

IMPROPER COLLECTION OF VENDOR ALLOWANCES

As previously discussed, at management’s request, the Audit Committee of the Board of Directors had been conducting an internal investigation into alleged improper collections of vendor markdown allowances. The investigation concluded that markdown allowances had been improperly collected from vendors.

The Company undertook a confirmatory process related to the investigation by conducting its own review and analysis. The scope of the Company’s review and analysis was broadened to also include additional fiscal periods and additional vendors within the one merchandising division at SFAE where the improper collection had occurred as well as other merchandising divisions of SFAE.

The Company concluded that vendor allowances of approximately $34,100 had been improperly collected from vendors in periods from fiscal 1996 through 2003. These amounts are attributable to overcollections that resulted from falsification by merchants in one SFAE merchandising division of information delivered to vendors. No improper collection was identified in fiscal 2004. The Company will pay interest at the rate of 7.25% per annum to the affected vendors, totaling approximately $14,000. In aggregate, the Company expects to repay vendors a total of approximately $48,100 during fiscal 2005.

The effect of the restatement relating to these improper collections on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002
Consolidated Statement of Income:
Cost of sales	$1,207	$5,707
Interest expense	2,764	2,418
Net income	(2,593)	(5,159)

Consolidated Balance Sheet:
Accounts payable	$31,871
Accrued expenses:
Accrued interest	9,401
Income taxes payable	(15,475)

Total accrued expenses	(6,074)
Total shareholders' equity	(25,797)

The Company informed the SEC of the Audit Committee’s investigations and the SEC has notified the Company that it has issued a formal order of private investigation. The Company was informed that the United States Attorney for the Southern District of New York had instituted an inquiry. The Company is fully cooperating with the SEC and the Office of the United States Attorney.

OPERATING LEASES

On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants (“the SEC letter”) regarding certain accounting principles relating to three aspects of lease accounting: accounting for landlord improvement incentives to tenants (“tenant allowances”); the

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

recognition of rent expense when the lease term in an operating lease contains a period of free or reduced rents commonly referred to as a “rent holiday”; and the period of time used for the depreciation of leasehold improvements. Following the release of the SEC letter, many retailers reviewed their lease accounting and announced that they would restate their results for previous periods. Likewise, the Company determined that its historical methods of accounting for rent holidays; tenant improvement allowances; and determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

Tenant Allowances – Tenant improvement incentives are typically provided by landlords to pay a portion of the cost associated with constructing improvements on the leased premises. The Company historically recognized the allowance as a reduction in the capitalized amount of the leasehold improvements, thereby reducing the related depreciation. The portion of tenant allowances in excess of the costs incurred associated with the property are considered to be the improvement incentives portion of the allowances. GAAP requires that such allowances be recorded as deferred rent and amortized as reductions to rent expense over the lease term. The Company has made restatement adjustments to record these allowances as deferred rent.

The effect of the restatement relating to the improvement incentives portion of these tenant allowances on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002
Consolidated Statement of Income:
Property and equipment rentals	$(4,633)	$(3,892)
Depreciation and amortization	6,447	5,614
Net income	(1,183)	(1,093)

Consolidated Balance Sheet:
Other current assets	$2,424
Property and equipment, net	31,256
Accrued expenses	(6,158)
Other long-term liabilities	50,084
Total shareholders’ equity	(10,246)

Consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company annually evaluates the recoverability of its property and equipment and records any impairment loss as the difference between the carrying amount and fair value of the asset. As tenant allowances have historically resulted in an improper reduction in the capitalized amount of leasehold improvements, the carrying value of property and equipment used in the impairment charge has been understated in certain instances. Consequently, the Company has made restatement adjustments to correct for the understatement of impairment charges taken in prior periods.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The effect of the restatement relating to these impairment charges on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002
Consolidated Statement of Income:
Property and equipment rentals	$(902)	$(902)
Depreciation and amortization	508	506
Net income	258	251

Consolidated Balance Sheet:
Property and equipment, net	$546
Accrued expenses	(5,413)
Other long-term liabilities	14,730
Total shareholders’ equity	(8,771)

Rent Holiday – Pursuant to paragraph 2 FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period) unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed. The period from when leased property is made available to the Company for the construction of a new store and when the lease payments begin is a rent holiday. Since the Company did not previously recognize rent expense during the rent holiday period, it was understating rent expense during the construction period, and overstating rent during subsequent periods. The Company has made restatement adjustments to recognize straight-line rent expense beginning on the date that the Company took possession of the leased land or premises.

The effect of the restatement relating to rent holidays on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002
Consolidated Statement of Income:
Store pre-opening costs	$630	$1,166
Net income	(411)	(740)

Consolidated Balance Sheet:
Accrued expense	$(2,659)
Other long-term liabilities	7,087
Total shareholders’ equity	(4,428)

Symmetry of Lease Terms – Leasehold improvements are required to be depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term unless another systematic and rational basis is more representative of the time pattern of the user’s benefit. In the case of certain leases with renewal options, the Company is permitted to include the renewal option period in the lease term for purposes of the depreciation analysis if renewal is reasonably assured as contemplated in SFAS No. 13, Accounting for Leases (FAS 13).

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

In some cases, the Company historically recognized depreciation expense for leasehold improvements using economic lives that exceeded the time period used for straight-line rent calculations on the underlying leases; however, the Company failed to include the renewal option period in its straight-line rent analysis. Thus, the Company was understating rent expense for the straight-line effect of not including all renewal periods within the lease term as defined by FAS 13. The restated financial statements reflect the addition of renewal periods such that the lease term is symmetrical to the depreciation lives of leasehold improvements.

The effect of the restatement relating to the symmetry of lease terms on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002
Consolidated Statement of Income:
Property and equipment rentals	$58	$58
Depreciation and amortization	14	14
Net income	(48)	(46)

Consolidated Balance Sheet:
Property and equipment, net	$(155)
Accrued expense	(228)
Other long-term liabilities	461
Total shareholders’ equity	(388)

OTHER ITEMS

Reclassifications – The Company has reclassified certain amounts from its previously issued consolidated financial statements in order to ensure consistency and comparability among periods presented, in addition to correcting for the improper presentation of certain historical transactions. The correction of this presentation did not have an effect on net income or shareholders’ equity.

The effect of the restatement relating to these errors on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	2003	2002
Consolidated Statement of Income:
Cost of sales	$(6,244)	$(13,376)
Selling, general and administrative expenses	6,244	13,376
Interest expense	(4,895)	(1,883)
Other income (expense), net	4,895	1,883

Consolidated Balance Sheet:
Cash and cash equivalents	$48
Other current assets	(10,717)
Property and equipment, net	6,717
Accrued expenses	6,717
Sales taxes payable	(10,669)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Tax Items – As part of the restatement process, the Company made adjustments to the provision for income taxes, accrued expenses and deferred tax assets and liabilities to give effect for all of the restatement items described herein including the deductibility of interest related to tax reserve exposure items.

The effect of the restatement relating to these errors on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	2003	2002
Consolidated Statement of Income:
Net income	$(223)	$(3,827)

Consolidated Balance Sheet:
Current deferred income taxes, net	$13,441
Non-current deferred income taxes, net	(1,517)
Accrued expenses	(19,382)
Total shareholders’ equity	31,306

Purchase Discounts – The Company receives discounts from its vendors on merchandise purchases when it meets certain payment specifications. Historically, the Company has treated a portion of these purchase discounts as prompt payment discounts and recognized that portion immediately into earnings through a reduction of Cost of Sales. This portion of the discount, however, should have been considered a cost purchase adjustment along with the remaining discount and included as a reduction in the cost of the inventory.

The effect of the restatement relating to this error on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002
Consolidated Statement of Income:
Cost of sales	$289	$(413)
Net income	(189)	262

Consolidated Balance Sheet:
Merchandise inventories	$(8,198)
Accrued expenses	(3,108)
Total shareholders’ equity	(5,090)

Store Stock Supplies – Until 2003, the Company expensed certain costs associated with store stock supplies as it incurred such costs. In the fourth quarter of 2003, the Company recognized as an asset the portion of these costs that it deemed to be supplies on hand in the stores. Accordingly, the Company has restated its consolidated financial statements to include these store stock supplies in all prior periods.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The effect of the restatement relating to store stock supplies on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002
Consolidated Statement of Income:
Selling, general and administrative expenses	$4,381	$(119)
Net income	(2,861)	76

Consolidated Balance Sheet:
Other current assets	$(2,449)
Accrued expenses	(789)
Total shareholders’ equity	(1,660)

Other – In addition to the aforementioned restatement items, the Company has also made adjustments to its previously issued consolidated financial statements to correct for certain other items.

The effect of the restatement relating to these errors on the Company’s consolidated statement of income and consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	2003	2002
Consolidated Statement of Income:
Cost of sales	$3,484	$184
Selling, general and administrative expenses	1,429	2,742
Taxes other than income taxes	7	—
Net income	(3,213)	(1,859)

Consolidated Balance Sheet:
Cash and cash equivalents	$(9)
Merchandise inventories	(4,625)
Other current assets	(928)
Property and equipment, net	(1,384)
Goodwill and intangibles, net	1,198
Accounts payable	(1,937)
Accrued expenses	(53)
Total shareholders’ equity	(3,758)

The effect of these errors on net income included the following components:

(in thousands)	2003	2002
Inventory valuation	(2,041)	—
Accounts payable	(72)	(155)
Maintenance expense	—	(944)
Other, net	(1,100)	(760)

Total	$(3,213)	$(1,859)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The following tables summarize the effect of the adjustments included in the restatement on significant statement of income and balance sheet components.

CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

(in thousands)	2003	2002
Net income, as previously reported	$82,827	$24,244
Adjustments:
Vendor Allowances	(2,593)	(5,159)
Operating Leases:
Tenant Allowances - Improvement Incentives	(1,183)	(1,093)
Tenant Allowances - Impairments	258	251
Rent Holiday	(411)	(740)
Symmetry of Lease Terms	(48)	(46)

Other Items:
Tax Items	(223)	(3,827)
Purchase Discounts	(189)	262
Store Stock Supplies	(2,861)	76
Other	(3,213)	(1,859)

Total adjustments	(10,463)	(12,135)

Net income, as restated	$72,364	$12,109

Cost of Sales (excluding depreciation and amortization)

(in thousands)	2003	2002
Cost of sales, as previously reported	$3,762,722	$3,715,502
Adjustments:
Vendor Allowances	1,207	5,707
Other Items:
Reclassifications	(6,244)	(13,376)
Purchase Discounts	289	(413)
Other	3,484	184

Total adjustments	(1,264)	(7,898)

Cost of sales, as restated	$3,761,458	$3,707,604

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Selling, General and Administrative Expenses

(in thousands)	2003	2002
Selling, general and administrative expenses, as previously reported	$1,477,329	$1,354,882
Adjustments:
Other Items:
Reclassifications	6,244	13,376
Store Stock Supplies	4,381	(119)
Other	1,429	2,742

Total adjustments	12,054	15,999

Selling, general and administrative expenses, as restated	$1,489,383	$1,370,881

Property and Equipment Rentals

(in thousands)	2003	2002
Property and equipment rentals, as previously reported	$201,651	$203,636
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	(4,633)	(3,892)
Tenant Allowances - Impairments	(902)	(902)
Symmetry of Lease Terms	58	58

Total adjustments	(5,477)	(4,736)

Property and equipment rentals, as restated	$196,174	$198,900

Depreciation and Amortization

(in thousands)	2003	2002
Depreciation and amortization, as previously reported	$221,350	$216,022
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	6,447	5,614
Tenant Allowances - Impairments	508	506
Symmetry of Lease Terms	14	14

Total adjustments	6,969	6,134

Depreciation and amortization, as restated	$228,319	$222,156

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Taxes Other Than Income Taxes

(in thousands)	2003	2002
Taxes other than income taxes, as previously reported	$149,094	$153,834
Adjustments:
Other Items:
Other	7	—

Total adjustments	7	—

Taxes other than income taxes, as restated	$149,101	$153,834

Store Pre-Opening Costs

(in thousands)	2003	2002
Store pre-opening costs, as previously reported	$4,832	$4,619
Adjustments:
Operating Leases:
Rent Holiday	630	1,166

Total adjustments	630	1,166

Store pre-opening costs, as restated	$5,462	$5,785

Interest Expense

(in thousands)	2003	2002
Interest expense, as previously reported	$(109,713)	$(124,052)
Adjustments:
Vendor Allowances	(2,764)	(2,418)
Other Items:
Reclassifications	(4,895)	(1,883)

Total adjustments	(7,659)	(4,301)

Interest expense, as restated	$(117,372)	$(128,353)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Other Income (Expense)

(in thousands)	2003	2002
Other income (expense), net, as previously reported	$109	$229
Adjustments:
Other Items:
Reclassifications	4,895	1,883

Total adjustments	4,895	1,883

Other income (expense), net, as restated	$5,004	$2,112

Provision for Income Taxes

(in thousands)	2003	2002
Provision for income taxes, as previously reported	$27,052	$40,148
Adjustments:
Vendor Allowances	(1,378)	(2,966)
Operating Leases:
Tenant Allowances - Improvement Incentives	(631)	(629)
Tenant Allowances - Impairments	136	145
Rent Holiday	(219)	(426)
Symmetry of Lease Terms	(24)	(26)
Other Items:
Tax Items	223	3,827
Purchase Discounts	(100)	151
Store Stock Supplies	(1,520)	43
Other	(1,707)	(1,067)

Total adjustments	(5,220)	(948)

Provision for income taxes, as restated	$21,832	$39,200

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

(in thousands)	January 31, 2004
Total assets, as previously reported	$4,654,869
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	33,680
Tenant Allowances - Impairments	546
Symmetry of Lease Terms	(155)
Other Items:
Reclassifications	(3,952)
Tax Items	11,924
Purchase Discounts	(8,198)
Store Stock Supplies	(2,449)
Other	(5,748)

Total adjustments	25,648

Total assets, as restated	$4,680,517

Cash and Cash Equivalents

(in thousands)	January 31, 2004
Cash and cash equivalents, as previously reported	$365,834
Adjustments:
Other Items:
Reclassifications	48
Other	(9)

Total adjustments	39

Cash and cash equivalents, as restated	$365,873

Merchandise Inventories

(in thousands)	January 31, 2004
Merchandise inventories, as previously reported	$1,451,275
Adjustments:
Other Items:
Purchase Discounts	(8,198)
Other	(4,625)

Total adjustments	(12,823)

Merchandise inventories, as restated	$1,438,452

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Other Current Assets

(in thousands)	January 31, 2004
Other current assets, as previously reported	$162,893
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	2,424
Other Items:
Reclassifications	(10,717)
Store Stock Supplies	(2,449)
Other	(928)

Total adjustments	(11,670)

Other current assets, as restated	$151,223

Current Deferred Income Taxes, Net

(in thousands)	January 31, 2004
Current deferred income taxes, net, as previously reported	$63,161
Adjustments:
Other Items:
Tax Items	13,441

Total adjustments	13,441

Current deferred income taxes, net, as restated	$76,602

Property and Equipment, Net of Depreciation

(in thousands)	January 31, 2004
Property and equipment, net, as previously reported	$2,080,599
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	31,256
Tenant Allowances - Impairments	546
Symmetry of Lease Terms	(155)
Other Items:
Reclassifications	6,717
Other	(1,384)

Total adjustments	36,980

Property and equipment, net, as restated	$2,117,579

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Goodwill and Intangibles, Net of Amortization

(in thousands)	January 31, 2004
Goodwill and intangibles, net, as previously reported	$325,577
Adjustments:
Other Items:
Other	1,198

Total adjustments	1,198

Goodwill and intangibles, net, as restated	$326,775

Non-current Deferred Income Taxes, Net

(in thousands)	January 31, 2004
Non-current deferred income taxes, net, as previously reported	$121,859
Adjustments:
Other Items:
Tax Items	(1,517)

Total adjustments	(1,517)

Non-current deferred income taxes, net, as restated	$120,342

Total Current Liabilities

(in thousands)	January 31, 2004
Total current liabilities, as previously reported	$966,410
Adjustments:
Vendor Allowances	25,797
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,158)
Tenant Allowances - Impairments	(5,413)
Rent Holiday	(2,659)
Symmetry of Lease Terms	(228)
Other Items:
Reclassifications	(3,952)
Tax Items	(19,382)
Purchase Discounts	(3,108)
Store Stock Supplies	(789)
Other	(1,990)

Total adjustments	(17,882)

Total current liabilities, as restated	$948,528

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Accounts Payable

(in thousands)	January 31, 2004
Accounts payable, as previously reported	$319,216
Adjustments:
Vendor Allowances	31,871
Other Items:
Other	(1,937)

Total adjustments	29,934

Accounts payable, as restated	$349,150

Accrued Expenses

(in thousands)	January 31, 2004
Accrued expenses, as previously reported	$401,719
Adjustments:
Vendor Allowances	(6,074)
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,158)
Tenant Allowances - Impairments	(5,413)
Rent Holiday	(2,659)
Symmetry of Lease Terms	(228)
Other Items:
Reclassifications	6,717
Tax Items	(19,382)
Purchase Discounts	(3,108)
Store Stock Supplies	(789)
Other	(53)

Total adjustments	(37,147)

Accrued expenses, as restated	$364,572

Sales Taxes Payable

(in thousands)	January 31, 2004
Sales taxes payable, as previously reported	$24,187
Adjustments:
Other Items:
Reclassifications	(10,669)

Total adjustments	(10,669)

Sales taxes payable, as restated	$13,518

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Other Long-Term Liabilities

(in thousands)	January 31, 2004
Other long-term liabilities, as previously reported	$240,654
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	50,084
Tenant Allowances - Impairments	14,730
Rent Holiday	7,087
Symmetry of Lease Terms	461

Total adjustments	72,362

Other long-term liabilities, as restated	$313,016

Total Shareholders’ Equity

(in thousands)	January 31, 2004
Total shareholders’ equity, as previously reported	$2,322,168
Adjustments:
Vendor Allowances	(25,797)
Operating Leases:
Tenant Allowances - Improvement Incentives	(10,246)
Tenant Allowances - Impairments	(8,771)
Rent Holiday	(4,428)
Symmetry of Lease Terms	(388)
Other Items:
Reclassifications	—
Tax Items	31,306
Purchase Discounts	(5,090)
Store Stock Supplies	(1,660)
Other	(3,758)

Total adjustments	(28,832)

Total shareholders’ equity, as restated	$2,293,336

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The following schedule provides details of the adjustments included in the restatement of consolidated shareholders’ equity at the opening balance sheet date:

(in thousands)
Total shareholders’ equity, previously reported at February 2, 2002	$2,271,437
Adjustments:
Vendor Allowances	(18,045)
Operating Leases:
Tenant Allowances—Improvement Incentives	(7,970)
Tenant Allowances—Impairments	(9,280)
Rent Holiday	(3,277)
Depreciation Lives of Leasehold Improvements	(294)
Other Items:
Tax Items	30,067
Purchase Discounts	(5,163)
Store Stock Supplies	1,125
Other	1,314

Total adjustments	(11,523)

Total shareholders’ equity, restated at February 2, 2002	$2,259,914

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The following tables present the effect of the aforementioned adjustments on the Consolidated Financial Statements, including the percentage of increase (decrease) as a result of the adjustments by line item.

CONSOLIDATED STATEMENT OF INCOME

Year Ended January 31, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$6,055,055	$—	$6,055,055	0.0%
Cost of sales (excluding depreciation and amortization)	3,762,722	(1,264)	3,761,458	-0.0%

Gross margin	2,292,333	1,264	2,293,597	0.1%
Selling, general and administrative expenses	1,477,329	12,054	1,489,383	0.8%
Other operating expenses
Property and equipment rentals	201,651	(5,477)	196,174	-2.7%
Depreciation and amortization	221,350	6,969	228,319	3.1%
Taxes other than income taxes	149,094	7	149,101	0.0%
Store pre-opening costs	4,832	630	5,462	13.0%
Impairments and dispositions	8,150	—	8,150	0.0%
Integration charges	(62)	—	(62)	0.0%

OPERATING INCOME	229,989	(12,919)	217,070	-5.6%
Interest expense	(109,713)	(7,659)	(117,372)	7.0%
Gain (loss) on extinguishment of debt	(10,506)	—	(10,506)	0.0%
Other income (expense), net	109	4,895	5,004	NM

INCOME BEFORE INCOME TAXES	109,879	(15,683)	94,196	-14.3%
Provision for income taxes	27,052	(5,220)	21,832	-19.3%

NET INCOME	$82,827	$(10,463)	$72,364	-12.6%

Earnings per common share:
Basic earnings per common share	$0.59	$(.07)	$0.52	-11.9%

Diluted earnings per common share	$0.58	$(.07)	$0.51	-12.1%

Weighted average common shares:
Basic	139,824		139,824
Diluted	142,921		142,921

NM is defined as “Not Meaningful.”

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

CONSOLIDATED STATEMENT OF INCOME

Year Ended February 1, 2003

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$5,911,122	$—	$5,911,122	0.0%
Cost of sales (excluding depreciation and amortization)	3,715,502	(7,898)	3,707,604	–0.2%

Gross margin	2,195,620	7,898	2,203,518	0.4%
Selling, general and administrative expenses	1,354,882	15,999	1,370,881	1.2%
Other operating expenses
Property and equipment rentals	203,636	(4,736)	198,900	–2.3%
Depreciation and amortization	216,022	6,134	222,156	2.8%
Taxes other than income taxes	153,834	—	153,834	0.0%
Store pre-opening costs	4,619	1,166	5,785	25.2%
Impairments and dispositions	19,547	—	19,547	0.0%
Integration charges	9,981	—	9,981	0.0%

OPERATING INCOME	233,099	(10,665)	222,434	–4.6%
Interest expense	(124,052)	(4,301)	(128,353)	3.5%
Gain (loss) on extinguishment of debt	709	—	709	0.0%
Other income (expense), net	229	1,883	2,112	NM

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	109,985	(13,083)	96,902	–11.9%
Provision for income taxes	40,148	(948)	39,200	–2.4%

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	69,837	(12,135)	57,702	–17.4%
Cumulative effect of a change in accounting principle, net of taxes	(45,593)	—	(45,593)	0.0%

NET INCOME	$24,244	$(12,135)	$12,109	–50.1%

Earnings per common share:
Basic earnings per common share before cumulative effect of accounting change	$0.49	$(.09)	$0.40	–18.4%
Cumulative effect of accounting change	(.32)	—	(.32)	0.0%

Basic earnings per common share	$0.17	$(.09)	$0.08	–52.9%

Diluted earnings per common share before cumulative effect of accounting change	$0.48	$(.09)	$0.39	–18.8%
Cumulative effect of accounting change	(.31)	—	(0.31)	0.0%

Diluted earnings per common share	$0.17	$(.09)	$0.08	–52.9%

Weighted average common shares:
Basic	142,750		142,750
Diluted	146,707		146,707

NM is defined as “Not Meaningful.”

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

CONSOLIDATED BALANCE SHEET

January 31, 2004

(In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$365,834	$39	$365,873	0.0%
Merchandise inventories	1,451,275	(12,823)	1,438,452	–0.9%
Other current assets	162,893	(11,670)	151,223	–7.2%
Deferred income taxes, net	63,161	13,441	76,602	21.3%

TOTAL CURRENT ASSETS	2,043,163	(11,013)	2,032,150	–0.5%

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	2,080,599	36,980	2,117,579	1.8%
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	325,577	1,198	326,775	0.4%
DEFERRED INCOME TAXES, NET	121,859	(1,517)	120,342	–1.2%
OTHER ASSETS	83,671	—	83,671	0.0%

TOTAL ASSETS	$4,654,869	$25,648	$4,680,517	0.6%

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$319,216	$29,934	$349,150	9.4%
Accrued expenses	401,719	(37,147)	364,572	–9.2%
Accrued compensation and related items	69,404	—	69,404	0.0%
Sales taxes payable	24,187	(10,669)	13,518	–44.1%
Current portion of long-term debt	151,884	—	151,884	0.0%

TOTAL CURRENT LIABILITIES	966,410	(17,882)	948,528	–1.9%

LONG-TERM DEBT	1,125,637	—	1,125,637	0.0%
OTHER LONG-TERM LIABILITIES	240,654	72,362	313,016	30.1%

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock—$1.00 par value; Authorized—10,000 shares;
Issued and outstanding—none	—	—	—	0.0%
Common stock—$0.10 par value; Authorized—500,000 shares;
Issued and outstanding—140,115 shares and 141,835 shares	14,183	—	14,183	0.0%
Additional paid-in capital	2,105,925	5,289	2,111,214	0.3%
Accumulated other comprehensive loss	(71,610)	—	(71,610)	0.0%
Retained earnings	273,670	(34,121)	239,549	–12.5%

TOTAL SHAREHOLDERS’ EQUITY	2,322,168	(28,832)	2,293,336	–1.2%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,654,869	$25,648	$4,680,517	0.6%

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

SUMMARY OF CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended January 31, 2004 (In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Net cash provided by operating activities	$465,562	$8,167	$473,729	1.8%
Net cash used in investing activities	(179,074)	(7,752)	(186,826)	4.3%
Net cash used in financing activities	(130,222)	—	(130,222)	0.0%

Change in cash and cash equivalents	156,266	415	156,681	0.3%
Cash and cash equivalents at beginning of year	209,568	(376)	209,192	-0.2%

Cash and cash equivalents at end of year	$365,834	$39	$365,873	0.0%

Year Ended February 1, 2003 (In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Net cash provided by operating activities	$276,301	$5,041	$281,342	1.8%
Net cash used in investing activities	(139,921)	(5,810)	(145,731)	4.2%
Net cash used in financing activities	(25,914)	—	(25,914)	0.0%

Change in cash and cash equivalents	110,466	(769)	109,697	-0.7%
Cash and cash equivalents at beginning of year	99,102	393	99,495	0.4%

Cash and cash equivalents at end of year	$209,568	$(376)	$209,192	-0.2%

NOTE 4 – PROPRIETARY CREDIT CARD RECEIVABLES

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

The Company’s proprietary credit cards were issued by NBGL. Receivables generated from the sale of merchandise on these credit cards were sold by NBGL to another wholly owned subsidiary, which in turn transferred, conveyed and assigned all its rights and interests in the receivables to a trust. The Company was responsible for administering the credit card program, including the collection and application of funds. Certificates representing undivided beneficial interests in the pool of receivables held in the trust were issued to third-party investors. Proceeds were remitted by the trust to the Company as consideration for its conveyance of receivables to the trust. The Company retained an interest in the trust that was subordinate to the rights of third-party investors to cash flows from receivables and repayment. The amount of receivables representing certificates sold to third-party investors was accounted for as having been sold, and the subordinated interest in the trust was recorded as an asset under “Retained Interest in Accounts Receivable” on the Company’s consolidated balance sheet.

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

The Company’s assumptions in measuring the retained interests in accounts receivable for the year ended February 1, 2003 and the sensitivity of the fair value to immediate 10% and 20% adverse changes in those assumptions were as follows:

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

The table below summarizes cash flow movements between the credit card trusts and the Company for 2004 and 2003:

	2004	2003
Net proceeds from new securitizations	$—	$—
Proceeds from collections reinvested in previous securitizations	$—	$586,774
Trust principal payments on previous securitizations	$—	$(1,080,156)
Interest received on retained interests	$—	$—
Interest paid to third party interests in credit card related trusts	$—	$5,101

On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the trust to Household Bank (SB), N.A. (now HSBC Bank Nevada, N.A.,”HSBC”), a third party financial institution.

In connection with the sale, the Company received an amount in cash equal to the difference of (1) the sum of 100% of the outstanding accounts receivable balances, a premium, and the value of investments held in securitization accounts, minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates held by public investors, which certificates were assumed by HSBC at the closing. The Company used a portion of the cash received at closing to repay amounts due under the trust certificates and related obligations held at the time of the closing by bank-sponsored commercial paper conduit investors, which certificates and obligations were not assumed by HSBC. After deducting these repayment amounts and

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

transaction expenses and after satisfying related payables, the Company’s net cash proceeds from the transaction were approximately $300,000. After allocating the cash proceeds to the sold accounts, the retained interest in the securitized receivables, and an ongoing program agreement, the Company realized a gain of approximately $5,000. The cash proceeds allocated to the ongoing program agreement were deferred and will be reflected as a reimbursement of continuing credit card related expenses over the life of the agreement.

As part of the transaction, for a term of ten years and pursuant to a program agreement, HSBC will establish and own proprietary credit card accounts for customers of the Company’s operating subsidiaries, retain the benefits and risks associated with the ownership of the accounts, receive the finance charge income and incur the bad debts associated with those accounts. During the ten-year term, pursuant to a servicing agreement, the Company will continue to provide key customer service functions, including new account opening, transaction authorization, billing adjustments and customer inquiries, and will receive compensation from HSBC for the provision of these services.

At the end of the ten-year term, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the incurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early at January 29, 2005 would have been approximately $117,000. Management believes the risk of incurring a contingent payment is remote.

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

For 2004, 2003, and 2002, the components of the credit contribution included in SG&A were as follows:

	2004	2003	2002
Finance charge income, securitization gains and compensation under the program and service agreements	$73,869	$107,198	$259,156
Finance charge income retained by certificate holders	—	(4,260)	(30,700)
Bad debt expense	—	(15,754)	(82,298)

Credit contribution before administration, promotion and marketing expenses	$73,869	$87,184	$146,158

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Following April 15, 2003, HSBC assumed responsibility for certain credit authorization and delinquent accounts collection costs. As a result, the $13,315 decrease in credit contribution from 2003 to 2004 reflected in the table above was partially offset by an approximate $2,600 decrease in credit authorization and delinquent accounts collection costs, for a net credit contribution decrease of approximately $10,700.

NOTE 5 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	January 29, 2005	Restated
		January 31, 2004
Land and land improvements	$275,768	$273,448
Buildings	1,039,380	1,033,455
Leasehold improvements	593,091	622,104
Fixtures and equipment	1,599,447	1,545,441
Construction in progress	54,898	45,643

	3,562,584	3,520,091
Accumulated depreciation	(1,515,745)	(1,402,512)

	$2,046,839	$2,117,579

Depreciation expense was $227,731, $226,815, and $220,651 in 2004, 2003 and 2002, respectively. In 2004, 2003, and 2002, the Company realized net charges of $20,672, $8,150 and $19,547, respectively, related to property and equipment that were included in impairment and disposition charges. The 2004 net charges primarily related to the asset impairments associated with the announced SFAE store closings and other store closings or impairments in the normal course of business, partially offset by gains realized on the sale of stores. The 2003 charges largely related to the impairment or closure of underperforming stores and the write-off of certain software. The 2002 charges largely related to the impairment of underproductive or closed store locations, and to a lesser extent, the write-down of fixed assets associated with the Younkers consolidation into Carson’s. Based upon its most recent analysis at January 29, 2005, the Company believes that no additional impairment of property and equipment currently exists.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs tests of impairment on its SDSG goodwill at each balance sheet date or as changes in circumstances arise. At January 29, 2005 and January 31, 2004, the fair value of the SDSG reporting unit exceeded the book value of its assets and goodwill. The Company recorded impairment charges of $1,600 during 2004 related to the sale of four previously acquired stores.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The changes in the carrying amounts of goodwill for 2004 and the components of other amortizable assets at January 29, 2005 were as follows:

	SDSG	SFAE	Consolidated
Goodwill balance at January 31, 2004, as restated	$318,121	$—	$318,121
Impairments	(1,600)	—	(1,600)

Goodwill balance at January 29, 2005	316,521	—	316,521

Other amortizable intangible assets:
Customer lists	8,115	14,595	22,710
Tradenames	2,020	—	2,020
Accumulated amortization	(3,273)	(14,217)	(17,490)

Other amortizable intangible assets, net	6,862	378	7,240

Total Goodwill and Intangibles at January 29, 2005	$323,383	378	$323,761

Amortization expense was approximately $1,200, $1,500 and $1,500 in 2004, 2003 and 2002, respectively, and is expected to decrease to approximately $500 beginning in 2005.

NOTE 7 – INCOME TAXES

The components of income tax expense were as follows:

	2004	Restated
		2003	2002
Current:
Federal	$13,616	$5,688	$2,215
State	2,793	3,103	324

	16,409	8,791	2,539
Deferred:
Federal	23,770	17,062	35,762
State	(17,026)	(4,021)	899

	6,744	13,041	36,661

Total expense	$23,153	$21,832	$39,200

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Components of the net deferred tax asset or liability recognized in the consolidated balance sheets were as follows:

		Restated
	January 29, 2005	January 31, 2004
Current:
Deferred tax assets:
Accrued expenses	$52,302	$49,622
NOL carryforwards	142,578	39,943
Valuation allowance	(6,508)	(4,629)
Deferred tax liabilities:
Inventory	(9,814)	(8,334)

Net current deferred tax asset	$178,558	$76,602

Non-current:
Deferred tax assets:
Capital leases	$29,087	$26,417
Other long-term liabilities	100,014	79,138
AMT credit carryforwards	16,317	13,291
NOL carryforwards	172,193	267,335
Valuation allowance	(59,000)	(162,912)
Deferred tax liabilities:
Property and equipment	(78,922)	(93,403)
Other assets	(13,325)	(9,524)

Net non-current deferred tax asset	$166,364	$120,342

At January 29, 2005, the Company has $593,405 of federal net operating loss carryforwards (“NOLs”). This amount considers the fact that the carryforwards are restricted under federal income tax change-in-ownership rules. The carryforwards will expire between 2005 and 2018. The Company believes it will be sufficiently profitable during the periods from 2005 to 2018 to utilize all of its federal NOLs and a significant portion of its existing state NOLs and a valuation allowance has been established against that portion that the Company currently does not anticipate being able to utilize based on current projections.

During 2004, the Company re-analyzed certain deferred tax assets related to the acquisition of Carson’s, specifically those that are attributable to the period when Carson’s reorganized under the Bankruptcy Code and are accounted for in accordance with Statement of Position No. 90-7 (SOP 9-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 states that benefits realized from deferred taxes should be reported as an addition to paid-in capital. Based on this analysis, the Company released a portion of its valuation allowance and the net realizable value of the asset was credited to Shareholder’s Equity. In addition, the Company analyzed its state NOLs by jurisdiction and determined that the deferred tax rate applicable to state NOL carryforwards should be increased. This resulted in an increase to deferred tax assets of $33,722 and a corresponding increase to the valuation allowance.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

As noted above, a valuation allowance has been established against a portion of the Company’s existing NOLs. During 2004, the valuation allowance was reduced by $20,638 based on projections of future profitability, which include a gain related to the sale of the Proffitts business in 2005. Of this amount $10,138 was recorded as an income tax benefit and the remaining $10,500 was credited to Shareholders’ Equity.

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

		Restated
	2004	2003	2002
Expected federal income taxes at 35%	$29,483	$32,968	$17,954
State income taxes, net of federal benefit	1,936	299	194
Amortization of goodwill	—	—	15,957
Reduction of valuation allowance against state NOL’s	(10,138)	—	—
Deferred tax asset for AMT credit carryforwards	—	(4,474)	—
Effect of settling tax exams and other tax reserve adjustments	2,555	(7,187)	1,156
Effect of deductibility of tax reserve interest	—	1,132	2,759
Other items, net	(683)	(906)	1,180

Provision for income taxes	$23,153	$21,832	$39,200

During 2004, the statute of limitations expired with respect to certain tax examination periods. This resulted in a reduction of $4,586 to the Company’s reserve for tax exposures which was credited to Shareholder’s Equity in accordance with SOP 90-7. In addition, the Company re-assessed its uncertain federal and state tax filing positions in accordance with FAS #5, Accounting for Contingencies. This resulted in an increase to its reserve for tax exposures of $2,555.

During 2003 and 2002, the Company favorably concluded a number of tax examinations, many of which addressed corporate organization changes that had occurred over the previous five years in conjunction with the Company’s multiple acquisitions. In 2003, the effect of the favorable conclusion of tax examinations was an income tax benefit of $7,187 and a credit to Shareholder’s Equity of $3,923. In 2002, the effect of the favorable conclusion of the tax examinations and the related corporate organization changes was to reduce the asset representing the future utilization of state net operating loss carryforwards ($20,123), to reduce the deferred tax rate representing the state tax benefit of tax basis differences ($18,883), and to reduce the liability representing exposures associated with various state and federal tax positions ($37,800).

The Company made income tax payments, net of refunds received of $1,939, $4,485 and $1,134 during 2004, 2003 and 2002, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 8 – DEBT

A summary of Long-Term Debt is as follows:

	January 29, 2005	January 31, 2004
Notes 7.25%, maturing 2004	$—	$70,363
Notes 7.00%, maturing 2004	—	72,286
Notes 8.25%, maturing 2008	190,324	190,324
Notes 7.50%, maturing 2010	250,000	250,000
Notes 9.875%, maturing 2011	141,557	141,557
Notes 7.00%, maturing 2013	208,105	208,105
Notes 7.375%, maturing 2019	200,000	200,000
Convertible Notes 2.000%, maturing 2024	230,000	—
Revolving credit agreement	—	—
Real estate and mortgage notes	377	6,665
Capital lease obligations	133,592	135,743

	1,353,955	1,275,043
Interest rate swap agreements, net	(18)	2,478
Current portion	(7,715)	(151,884)

	$1,346,222	$1,125,637

REVOLVING CREDIT AGREEMENT

On November 26, 2003, the Company amended its revolving credit agreement scheduled to mature in November 2006 by increasing the committed amount from $700,000 to $800,000 and extending the maturity date to February 2009. The amended facility continues to be secured by the Company’s merchandise inventories and certain third party accounts receivable, and borrowings are limited to a prescribed percentage of eligible assets. At January 29, 2005 the carrying amount of inventories securing the credit agreement was $1,394,415, and the prescribed percentage of eligible inventories exceeded the $800,000 credit limit by $179,987. The carrying amount of the third party accounts receivable was $21,388 at January 29, 2005.

During periods in which availability under the agreement exceeds $100,000, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $100,000, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger. The revolving credit agreement restricts additional debt to specific categories including the following (each category being subject to limitations as described in the revolving credit agreement): debt arising from permitted sale and leaseback transactions; debt to finance purchases of machinery, equipment, real estate and other fixed assets; debt in connection with permitted acquisitions; and unsecured debt not exceeding $200 million outstanding at any time. The Company routinely issues stand-by and documentary letters of credit for purposes of securing foreign sourced merchandise, certain equipment leases, certain insurance programs and other contingent liabilities. Outstanding letters of credit reduce availability under the revolving line of credit. During 2004, weighted average borrowings and letters of credit issued under this credit agreement were $147,489. The highest amount of borrowings and letters of credit outstanding under the agreement during 2004 was $239,027, principally related to the funding of seasonal working capital needs. At January 29, 2005 the Company had no

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

principal borrowings and had letters of credit outstanding of $100,658. Borrowings bear interest at either LIBOR plus a percentage ranging from 1.50% to 2.00% or at the higher of the prime rate and federal funds rate plus 0.50%. Letters of credit are charged a fee on an annual basis equal to the then applicable borrowing spread.

SENIOR NOTES

At January 29, 2005, the Company had $989,986 of unsecured senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019. The senior notes have substantially identical terms except for the maturity dates and interest payable to investors. The notes restrict incurring secured debt to no more than 15% of consolidated tangible net assets of the Company less sale/leaseback transactions, plus debt secured by liens on specified categories of property and equipment. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

During 2004, the Company repaid senior notes of $72,286 and $70,363 due in July and December 2004, respectively, at the scheduled maturity dates.

During 2003, the Company exchanged $208,105 in new 7.0% notes due in 2013 and $88,457 in cash for $261,226 of 8.25% notes due in 2008, resulting in a reduction of outstanding debt of approximately $53,000 and a loss on early extinguishment of debt of $10,506.

At January 31, 2004, the Company had interest rate swap agreements with notional amounts of $150,000 and $100,000 that swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. The fair value of these swaps at January 31, 2004 was a loss of $2,140. During 2004 the Company cancelled all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net gains of $18 and $4,620 at January 29, 2005 and January 31, 2004, respectively, that are being amortized as a component of interest expense through 2010. There were no swap agreements outstanding at January 29, 2005.

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

SUBSEQUENT EVENTS REGARDING DEBT

On April 13, 2005 the Company received from the lenders to the revolving credit facility a waiver of any events of default that might arise under the revolving credit agreement from the Company’s failure to timely

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

deliver to the lenders the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. On June 6, 2005 the Company also received from the lenders to the revolving credit facility (i) consent to the sale of certain assets to Belk, Inc. (as previously described), and (ii) a waiver, until September 1, 2005, of any events of default that might arise under the revolving credit agreement from the Company’s failure to timely deliver to the lenders the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005. On August 31, 2005, the Company received from the lenders to the revolving credit facility a waiver, through October 31, 2005, of any events of default that may arise from the Company’s failure to timely deliver to the lenders the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2005 and July 30, 2005.

As described in Note 1, on June 14, 2005, the Company received a notice of default with respect to its $230 million 2% Convertible Senior Notes due March 15, 2024 (the “convertible notes”). The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its outstanding senior notes and its outstanding convertible senior notes.

On July 19, 2005 the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585,700 in principal amount of senior notes and received consents from holders of a majority of every issue of its senior notes and of its convertible senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29,000 related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. Subsequent to the completion of the tender offers and consent solicitations, the Company repurchased $21,400 of additional senior notes at par through unsolicited open market repurchases.

MATURITIES

At January 29, 2005, maturities of long-term debt for the next five years and thereafter are as follows:

Year	Maturities
2005	$7,715
2006	8,389
2007	7,634
2008	197,214
2009	6,254
Thereafter	1,126,749

$1,353,955

As discussed previously, in July 2005, the Company completed a cash tender offer and open market repurchases resulting in a reduction of $204,100, $205,100 and $197,900 in senior notes that were set to mature in 2010, 2013 and 2019, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The Company made interest payments of $104,642, $112,955 and $119,979, of which $3,461, $2,384 and $2,897 was capitalized into property and equipment during 2004, 2003, and 2002, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

OPERATING LEASES AND OTHER PURCHASE COMMITMENTS

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

At January 29, 2005, future minimum rental commitments under capital leases and non-cancelable operating leases consisted of the following:

	Operating Leases	Capital Leases
2005	$132,925	$25,079
2006	127,084	25,248
2007	119,910	24,017
2008	113,989	22,687
2009	102,859	20,427
Thereafter	518,430	210,467

	1,115,197	327,925

Amounts representing interest		(194,641)

Capital lease obligations		$133,284

Total rental expense for operating leases was $203,451, $196,174 and $198,900 during 2004, 2003, and 2002, respectively, including contingent rent of $26,048, $22,502 and $22,838, respectively, and common area maintenance costs of $27,802, $27,602 and $26,075, respectively.

As of January 29, 2005, the Company has two potential commitments tied to the value of its common stock. First, the Company may be required to deliver shares and/or cash to holders of the convertible notes described in Note 8 prior to the stated maturity date of said notes based on the value of the Company’s common stock. Second, in connection with the issuance of the convertible notes, the Company bought and sold call options to limit the potential dilution from conversion of the notes. The Company may be required to deliver shares and/or cash to the holders of the call options based on the value of the Company’s common stock.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

LEGAL CONTINGENCIES

Investigations

As previously disclosed, the Company informed the SEC of the Audit Committee’s investigation, and the SEC has notified the Company that it has issued a formal order of private investigation. The Company was informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. The Company is fully cooperating with both the SEC and the Office of the United States Attorney.

Vendor Litigation

On May 17, 2005, International Design Concepts, LLC (“IDC”), filed suit against the Company raising various claims, including ones for breach of contract, fraud and unjust enrichment. The suit alleges that from 1996 to 2003 the Company improperly took chargebacks and deductions for vendor markdowns, which resulted in IDC going out of business. The suit seeks damages in the amount of such unauthorized chargebacks and deductions. A second amended complaint was filed by IDC on June 14, 2005 asserting an additional claim for damages under the Uniform Commercial Code for vendor compliance chargebacks.

On May 20, 2004, Onward Kashiyama USA, Inc. (“Onward”) filed a breach of contract claim against the Company and SDSG. The suit alleged that, starting in 1999, the Company took unauthorized chargebacks with respect to Onward’s delivery of merchandise to the Company. The suit sought damages in the amount of such allegedly improper chargebacks. The Company determined that it had improperly collected markdown allowances from Onward. The Company and Onward settled the claim on August 23, 2005.

Shareholders’ Derivative Suits

Three shareholder derivative actions have been filed in state court (one in Birmingham, Alabama and two in Nashville, Tennessee) for the putative benefit of the Company against the members of the Board of Directors and certain executive officers generally alleging breach of their fiduciary duties in failing to correct or prevent problems with the Company’s accounting and internal control practices and procedures, among other allegations. The actions generally seek unspecified damages and disgorgement by the executive officers named in the complaints of cash and equity compensation received by them.

On July 12, 2005, the Board of Directors created a Special Litigation Committee (“SLC”) to investigate the derivative claims and to determine whether the litigation is in the best interests of the Company. The SLC includes one director and two individuals who are not directors and who have no other affiliation with the Company. On August 1, 2005, the Company filed motions to stay each of the three derivative actions pending the outcome of the SLC’s investigation. On August 19, 2005, the Company filed an agreed motion in the Tennessee actions to stay all proceedings for a period of ninety days pending the recommendation of the SLC as to whether the Company should pursue the litigation. The SLC’s investigation is ongoing, but it is too early to predict when the SLC will complete its work.

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

During 2003, the Company voluntarily entered into a consent order with the U.S. Office of the Comptroller of the Currency (the “OCC”). The consent order requires, among other things, that the Company implement and monitor policies and procedures to ensure compliance with the provisions of the Bank Secrecy Act and the related regulations of the OCC, including without limitation the requirements to maintain policies and procedures designed to comply with the record keeping and reporting requirements of the Bank Secrecy Act and to timely file Currency Transaction Reports and Suspicious Activity Reports with respect to certain currency payments taken by the Company on proprietary credit card accounts for which the Company or its subsidiaries act as servicer. The Company believes that it is complying in all material respects with the consent order.

INCOME TAXES

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on annual evaluations of tax filing positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At January 29, 2005, two of the Company’s three open tax years were undergoing examination by the Internal Revenue Service. Subsequent to year-end the Internal Revenue Service concluded its examinations on the two tax years outstanding at January 29, 2005. The conclusion to these exams is expected to have a nominal impact on income tax reserves during 2005.

OTHER

Under the terms of a customer proprietary credit card program with HSBC, there are certain provisions that would allow each party to terminate the Program Agreement that governs the relationship. If HSBC were to terminate the Program Agreement, the Company might be required to return to HSBC a declining portion of the premium it received when the credit card portfolio was sold to HSBC in 2003. The maximum contingent payment had the program been terminated early at January 29, 2005 would have been approximately $117,000. If the Company were to terminate the program, the Company would have the right to purchase the credit card accounts and associated accounts receivable from HSBC at their fair value.

NOTE 10 – EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS PLANS

The Company sponsors various qualified savings plans that cover substantially all full-time employees. Company contributions charged to expense under these plans for 2004, 2003, and 2002 were $13,114, $12,187 and $16,623, respectively. At January 29, 2005, total invested assets related to the employee savings plans was $593,799, of which approximately 4% was invested in the Company’s stock at the discretion of the participating employees.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

DEFINED BENEFIT PLANS

The Company sponsors defined benefit pension plans for many employees of Carson’s and SFAE. The Company generally funds pension costs currently, subject to regulatory funding limitations.

The components of net periodic pension expense are as follows:

	2004	2003	2002
Net periodic pension expense:
Service cost	$6,925	$7,165	$8,157
Interest cost	21,761	22,186	22,852
Expected return on plan assets	(23,931)	(21,083)	(21,310)
Net amortization of losses and prior service costs	6,227	3,859	2,015

Net pension expense	$10,982	$12,127	$11,714

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of period (November 1)	$368,941	$346,374
Service cost	6,925	7,165
Interest cost	21,760	22,186
Plan amendment	—	849
Actuarial loss	30,084	25,909
Benefits paid	(31,458)	(33,542)

Benefit obligation at end of period (November 1)	$396,252	$368,941

Change in plan assets:
Fair value of plan assets at beginning of period (November 1)	$251,763	$195,905
Actual return on plan assets	23,010	40,812
Employer contributions	70,986	48,588
Benefits paid	(31,458)	(33,542)

Fair value of plan assets at end of period (November 1)	$314,301	$251,763

Pension plans’ funding status:
Accumulated benefit obligation at November 1	$(390,657)	$(363,831)
Effect of projected salary increases	(5,595)	(5,110)

Projected benefit obligation at November 1	(396,252)	(368,941)
Fair value of plan assets at November 1	314,301	251,763

Funded status at November 1	(81,951)	(117,178)
Unrecognized actuarial loss	148,187	123,108
Unrecognized prior service cost	432	735
Contributions subsequent to November 1	474	69,846

Prepaid pension cost classified in other liabilities at balance sheet date	$67,142	$76,511

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability (reflected in Other Long-Term Liabilities)	$(76,442)	$(43,609)
Intangible asset	5,778	6,453
Additional minimum pension liability (reflected in Shareholders’ Equity, net of tax)	137,806	113,667

Net amount recognized at balance sheet date	$67,142	$76,511

Assumptions:
Discount rate, at end of period	5.65%	6.25%
Expected long-term rate of return on assets, for periods ended January 29, 2005 and January 31, 2004	8.00%	8.50%
Average assumed rate of compensation increase	4.00%	4.00%
Measurement date	11/1/04	11/1/03

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

At November 1, 2004, the plans’ projected benefit obligation exceeded the fair value of the plans’ assets by $81,951. The underfunded status is reflected in the accompanying balance sheet as follows:

Amount previously recognized through expense and reflected in Other Long-Term Liabilities at January 29, 2005	$(66,668)

Amount not recognized in expense, yet recognized in Other Comprehensive Income, in Other Long-Term Liabilities and in Shareholders’ Equity	137,806

Amount not recognized in expense, yet reflected in Other Assets and Other Long-Term Liabilities	5,778

Amount not recognized in expense and not reflected in Other Long-Term Liabilities	5,035

Total underfunded status at November 1, 2004	81,951

The Company contributed $474 to the plans in January 2005. This contribution served to reduce the underfunded status of the plan and the liability reflected in Other Long-Term Liabilities. The Company expects minimal funding requirements in 2005 and 2006.

Plan weighted-average asset allocations at November 1, 2004 and 2003, by asset category were as follows:

	November 1, 2004	November 1, 2003
Equity	64.7%	64.9%
Debt	29.6%	29.6%
Real estate	5.3%	5.0%
Other	0.4%	0.5%

Total	100.0%	100.0%

The plan’s target allocation is determined taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies and expected returns on various asset categories. At November 1, 2004 and 2003, the plan’s target asset allocation was approximately 65% equity, 30% fixed income and 5% real estate. At November 1, 2004 and 2003, equity securities include Company stock in the amounts of $3,704 and $4,935, respectively (less than 2% of total plan assets).

At January 29, 2005, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Benefit Payments
2005	$34,333
2006	33,737
2007	33,085
2008	33,098
2009	32,361
Thereafter	155,969

$322,583

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Pension assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.

•	To the extent the discount rate increases or decreases, the Company’s Accumulated Benefit Obligation (ABO) is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $8,600 on the ABO and $600 on annual pension expense. To the extent the ABO increases, the after-tax effect of such serves to reduce Other Comprehensive Income and reduce Shareholders’ Equity.

•	The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. To the extent the actual rate of return on assets realized is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 15 to 20 years. The Company lowered the expected long-term rate of return on assets to 8.00% in 2004 from 8.50% in 2003 to reflect its estimate of the future expected performance of the plan’s assets.

•	The average rate of compensation increases is utilized principally in calculating the Projected Benefit Obligation and annual pension expense. The estimated effect of a 0.25% change in the expected compensation increase would not be material to the Projected Benefit Obligation or to annual pension expense.

•	At November 1, 2004, the Company had unrecognized pension expense of $148,619 related to the delayed recognition of differences between underlying actuarial assumptions and actual results, as well as plan amendments. This delayed recognition of expense is incorporated into the $81,951 underfunded status of the plans as presented in the table above, before the effect of the $474 contribution in January 2005.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

RETIREE HEALTH CARE PLANS

The Company provides health care benefits for certain groups of employees who retired before 1997. The plans were contributory with the Company providing a frozen annual credit of varying amounts per year of service. The net annual expense and liabilities for the unfunded plans reflected in the Company’s consolidated balance sheets are as follows:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of period (November 1)	$7,908	$8,019
Interest cost	467	512
Actuarial (gains) loss	(130)	71
Benefits paid	(1,003)	(695)

Benefit obligation at end of period (November 1)	$7,242	$7,907

Plan funding status:
Accumulated post-retirement benefit obligation at November 1	$(7,242)	$(7,907)
Fair value of plan assets at November 1	—	—

Funded status at November 1	(7,242)	(7,907)
Unrecognized actuarial gain	(3,954)	(4,176)
Contributions subsequent to measurement date	189	97

Accrued pension cost classified in other liabilities at balance sheet date	$(11,007)	$(11,986)

Sensitivity analysis:
Effect of a 1.0% increase in health care cost trend assumption on total service cost and interest cost components	$29	$28
Effect on benefit obligations	$373	$465
Effect of a 1.0% decrease in health care cost trend assumption on total service cost and interest cost components	$(26)	$(26)
Effect on benefit obligation	$(337)	$(420)

Assumptions:
Discount rate, at end of period	5.75%	6.25%
Pre-Medicare medical inflation	10.00%	9.00%
Post-Medicare medical inflation	10.00%	9.00%
Ultimate medical inflation	5.5%	5.50%
Measurement date	11/1/04	11/1/03

NOTE 11 – SHAREHOLDERS’ EQUITY

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend of $2.00 per common share to shareholders of record as of April 30, 2004. The Company reduced Retained Earnings and Additional Paid-in Capital for the $285,551 dividend, and $283,126 was paid out on or after May 17, 2004. The remaining portion of the dividend will be paid prospectively as restricted shares vest.

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

	As of ex-dividend date		As of January 31, 2004
	Prior to Adjustment	After Adjustment
Options outstanding	19,313	21,645	20,503
Options excercisable	14,381	16,117	14,738
Weighted average exercise price:
Options outstanding	$15.80	$14.10	$15.66
Options excercisable	$17.23	$15.39	$17.12

On April 8, 2003, the Company announced that its Board of Directors had authorized a 25,000 share increase in the Company’s share repurchase program, bringing the total number of authorized shares to 35,000. During 2004, 2003, and 2002, the Company repurchased 6,203, 7,904 and 700 shares under the programs for an aggregate amount of $78,818, $74,537 and $7,111, respectively. There were 15,689 shares available for repurchase under authorized programs at January 29, 2005. Included in the 2003 share repurchase activity were 4,570 shares subject to a price settlement agreement containing a cap and a floor. The Company settled the maturity of this agreement in June 2004 for $6,579, which served to reduce Shareholders’ Equity.

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

NOTE 12 – EMPLOYEE STOCK PLANS

STOCK OPTIONS AND GRANTS

The Company maintains stock plans for the granting of options, stock appreciation rights and restricted shares to employees and directors. At January 29, 2005 and January 31, 2004, the Company had available for grant 4,468 and 613 shares of common stock, respectively. Options granted generally vest over a four-year period after issue and have an exercise term of seven to ten years from the grant date. Restricted shares generally vest one to ten years after the grant date and in some cases with accelerated vesting at the discretion of the Company’s Board of Directors.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

A summary of the stock option plans for 2004, 2003, and 2002 is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	20,503	$15.66	27,034	$14.65	27,602	$14.57
Dividend Adjustment	2,332	(1.70)
Granted	253	17.56	1,077	11.54	2,352	13.14
Exercised	(2,666)	10.32	(6,304)	10.25	(1,521)	9.83
Forfeited	(2,468)	21.21	(1,304)	17.55	(1,399)	15.97

Outstanding at end of year	17,954	$13.60	20,503	$15.66	27,034	$14.65
Options exercisable at year end	15,704	$14.01	14,738	$17.12	17,530	$16.31

Weighted average fair value of options granted during the year	$7.44		$4.04		$6.25

The following table summarizes information about stock options outstanding at January 29, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 29, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at January 29, 2005	Weighted Average Exercise Price
$5.03 to $7.54	312	7.6	$6.79	132	$6.76
$7.55 to $11.32	9,954	5.0	$9.52	8,548	$9.50
$11.33 to $16.68	2,749	4.6	$13.84	2,084	$13.81
$16.69 to $25.03	2,949	3.3	$18.46	2,949	$18.46
$25.04 to $37.56	1,974	3.4	$27.40	1,974	$27.40
$37.57 to $56.35	16	1.7	$38.39	16	$38.39

	17,954	4.5	$13.60	15,703	$14.01

The Company also granted restricted stock awards of 1,716; 569; and 585 shares to certain employees in 2004, 2003, and 2002, respectively. The fair value of these awards on the dates of grants was $26,493, $6,401 and $6,790 for 2004, 2003, and 2002, respectively. During 2004, 2003, and 2002, compensation cost of $13,897, $7,849 and $7,213, respectively, was recognized in connection with these awards. At January 29, 2005 and January 31, 2004, the Company had unearned compensation amounts related to these awards of $24,471 and $9,256, respectively, included in Additional Paid-In Capital. The Company has committed to make additional grants of stock aggregating up to 900 shares upon prescribed performance measures in 2005 and 2006. At January 29, 2005 these additional grants had not been used to reduce the number of shares available under the Company’s stock plans.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

STOCK PURCHASE PLAN

The stock purchase plan provides for an aggregate of 1,450 shares of the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discount to market value. Under the plan, 79 ($1,000), 94 ($900) and 127 ($1,000) shares of the Company’s common stock were purchased by employees in 2004, 2003, and 2002, respectively. At January 29, 2005, the plan had 388 shares available for future offerings.

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company’s cash and cash equivalents and accounts payable approximate their carrying amounts reported in the consolidated balance sheets, due to the immediate or short-term maturity of these instruments. For variable rate notes that reprice frequently, such as the revolving credit agreement, fair value approximates carrying value. The fair value of fixed rate real estate and mortgage notes is estimated using discounted cash flow analyses with interest rates currently offered for loans with similar terms and credit risk, and as of January 29, 2005 and January 31, 2004 the fair value of these notes approximated the carrying value.

The fair values of the Company’s financial instruments other than the instruments considered short-term in nature at January 29, 2005 and January 31, 2004 were as follows:

	Carrying Amount	Estimated Fair Value
January 29, 2005
8.25% senior notes	$190,324	$208,900
7.50% senior notes	$250,000	$266,300
9.875% senior notes	$141,557	$167,400
7.00% senior notes	$208,105	$212,800
7.375% senior notes	$200,000	$200,000
2.00% convertible notes	$230,000	$220,800

January 31, 2004
7.25% senior notes	$70,363	$72,800
7.00% senior notes	$72,286	$73,400
8.25% senior notes	$190,324	$209,400
7.50% senior notes	$250,000	$272,500
9.875% senior notes	$141,557	$169,900
7.00% senior notes	$208,105	$215,400
7.375% senior notes	$200,000	$204,000

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices.

NOTE 14 – STORE DISPOSITIONS, INTEGRATION AND OTHER CHARGES

In October 2004, the Company announced its intention to close or convert 11 SFAE stores in 2004 and periods beyond. Subsequent to the October announcement, the Company announced that it would close 2 additional stores. At January 29, 2005, 9 of the 13 announced closings were complete. Charges resulting from

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

these closings are principally comprised of asset impairments, lease terminations, inventory write downs and severance costs, partially offset by gains on the disposition of one or more stores. The total charges from the announced closings were expected to be comprised of $35,000 of non-cash charges and $5,000 in cash charges offset by $5,000 in cash gains during fiscal 2004 and approximately $25,000 to $35,000 of charges (primarily cash) in future periods, principally 2005.

During the fiscal year ended January 29, 2005, the Company incurred net charges of $28,142, primarily related to asset impairments, markdown charges, lease termination and continuing rental costs, and severance costs associated with the SFAE store closings. Severance costs represent the portion of accrued benefits for employees that will exit when the stores are closed. Asset impairments and lease termination costs are included in Impairments and Dispositions, markdown charges are included in Gross Margin, and severance costs are included in SG&A in the accompanying Consolidated Statements of Income. The components of these charges and the status of the related liability are as follows:

	2004 Net Charges	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at January 29, 2005
Asset Impairments (Gains)	$14,329	$(13,512)	$27,841	$—
Markdown Charges	7,136	—	7,136	—
Lease Termination and Rent Charges	2,967	—	—	2,967
Severance Costs and Other Costs	3,710	1,529	—	2,181

	$28,142	$(11,983)	$34,977	$5,148

The Company anticipates that the remaining SFAE store closings will result in charges similar to its original estimates.

During the fiscal year ended January 29, 2005, the Company also incurred charges of $2,905 related to asset impairments and markdown charges associated with the sale of four Proffitt’s North Carolina stores. Asset impairments are included in Impairments and Dispositions, and markdown charges are included in Gross Margin in the accompanying Consolidated Statements of Income. The components of these charges and the status of the related liability are as follows:

	2004 Charges	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at January 29, 2005
Asset Impairments	$2,400	$—	$2,400	$—
Markdown Charges	505	—	—	505

	$2,905	$—	$2,400	$505

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate, as well as performs an asset impairment analysis at each fiscal year end. During the fiscal year ended January 29, 2005, the Company incurred $12,053 of charges related to lease terminations or asset impairments, primarily at its SDSG stores. The components of these charges and the status of the related liability are as follows:

	2004 Charges	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at January 29, 2005
Asset Impairments	$10,539	—	$10,539	$—
Lease Termination Costs	1,514	455	(320)	1,379

	$12,053	$455	$10,219	$1,379

In 2003, the Company completed the consolidation of its Younkers home office operations into its Carson’s headquarters in an effort to further integrate its northern SDSG operations. The Company incurred charges (revisions) of ($62) and $13,942 in 2003 and 2002, respectively, related to the Younkers consolidation efforts, which primarily included severance and retention costs and property write-offs. Consistent with the adoption of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company applied the provisions of this standard such that Younkers consolidation costs were recognized when the expenses were incurred. All Younkers consolidation charges in 2003 and 2002 are reflected in either the Integration Charges or the Impairments and Dispositions line items. In 2003, the Company incurred $10,119 in transition costs associated with leadership changes at SFAE and included such in SG&A.

During 2003, the Company acquired $5,000 in convertible preferred shares in FAO, Inc. (“FAO”). The investment was accounted for using the cost method of accounting. On December 3, 2003, FAO filed for Chapter 11 bankruptcy protection, and, accordingly the Company realized a $5,000 loss on this investment. This loss is included in the Other Income (Expense) line item.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 15 – SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Year Ended
	January 29, 2005	Restated
		January 31, 2004	February 1, 2003
Net Sales:
Saks Department Stores Group	$3,699,954	$3,619,738	$3,574,080
Saks Fifth Avenue Enterprises	2,737,323	2,435,317	2,337,042

	$6,437,277	$6,055,055	$5,911,122

Operating Income:
Saks Department Stores Group	$160,889	$175,052	$193,620
Saks Fifth Avenue Enterprises	118,797	103,142	95,954
Items not allocated	(85,461)	(61,124)	(67,140)

	$194,225	$217,070	$222,434

Depreciation and Amortization:
Saks Department Stores Group	$126,005	$122,486	$115,700
Saks Fifth Avenue Enterprises	100,497	102,609	102,365
Other	2,643	3,224	4,091

	$229,145	$228,319	$222,156

Total Assets:
Saks Department Stores Group	$2,158,863	$2,141,691	$2,209,379
Saks Fifth Avenue Enterprises	1,701,046	1,727,440	1,784,087
Other	844,170	811,386	614,482

	$4,704,079	$4,680,517	$4,607,948

Capital Expenditures:
Saks Department Stores Group	$96,755	$79,421	$55,974
Saks Fifth Avenue Enterprises	52,926	54,259	49,703
Other	48,593	53,154	42,488

	$198,274	$186,834	$148,165

“Operating Income” for the segments includes revenue; cost of sales; direct selling, general, and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the applicable chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally included in two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management; and (2) certain items, which oftentimes relate to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

decision maker in assessing segment operating performance. During 2004, 2003, and 2002, items not allocated were comprised of the following:

	2004	2003	2002
General corporate expenses	$(42,359)	$(41,816)	$(34,029)
Impairments and dispositions	(31,751)	(8,150)	(19,547)
Markdown charges	(7,641)	—	—
Integration charges	—	62	(9,981)
Reorganization charges	—	(10,119)	(763)
Other items, net	(3,710)	(1,101)	(2,820)

Items not allocated	$(85,461)	$(61,124)	$(67,140)

Impairments and Dispositions in 2004 primarily consisted of asset impairments associated with the announced SFAE store closings and other store closings in the normal course of business, partially offset by gains from the disposal of store assets. Markdown charges in 2004 largely related to the SFAE store closings. Other items principally related to severance and other costs also associated with the SFAE store closures.

2003 charges primarily included Impairments and Dispositions charges associated with the impairment or closure of underproductive stores, the write-off of deferred software and transition costs associated with leadership changes at SFAE. Other items consisted of store closing costs (and reversals of previous store closing cost estimates).

Impairments and Dispositions in 2002 consisted of property write-downs associated with the Younkers consolidation and the impairment or closure of underproductive stores. Substantially all of the integration charges in 2002 resulted from the Younkers consolidation, and reorganization charges were associated with the completion of the reorganization of Saks Direct. Other items consisted of HSBC transaction costs and net store closing charges.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As part of the restatement discussed in Note 3, the Company concluded that evidence of incorrect timing of markdown allowances at SFAE existed during 2003 and 2004. The incorrect timing of the recording of these vendor markdown allowances affected the quarterly reporting periods for fiscal years 2003 and 2004, but had no annual effect on either annual period.

Summarized quarterly financial information for 2004 and 2003 is as follows and has been restated for the effects of the items discussed in Note 3:

	Restated			Fourth Quarter
	First Quarter	Second Quarter	Third Quarter
Fiscal year ended January 29, 2005:
Total sales	$1,540,193	$1,350,357	$1,481,645	$2,065,082
Gross margin, as previously reported	601,595	496,919	580,363
Adjustments	(1,638)	7,443	(3,203)
Gross margin, as restated	599,957	504,362	577,160	760,338
Operating income (loss), as previously reported	60,750	(19,650)	(13,788)
Adjustments	(2,180)	6,385	(2,071)
Operating income (loss), as restated	58,570	(13,265)	(15,859)	164,779
Net income (loss), as previously reported	22,026	(28,940)	(24,815)
Adjustments	(1,859)	3,608	(5,575)
Net income (loss), as restated	20,167	(25,332)	(30,390)	96,640
Basic earnings (loss) per common share, as previously reported	$0.16	$(0.20)	$(0.18)
Adjustments	(0.02)	0.02	(0.04)
Basic earnings (loss) per common share, as restated	$0.14	$(0.18)	$(0.22)	$0.71
Diluted earnings (loss) per common share, as previously reported	$0.15	$(0.20)	$(0.18)
Adjustments	(0.01)	0.02	(0.04)
Diluted earnings (loss) per common share, as restated	$0.14	$(0.18)	$(0.22)	$0.68

	Restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 31, 2004:
Total sales	$1,381,860	$1,237,104	$1,467,147	$1,968,944
Gross margin, as previously reported	522,691	451,042	570,649	747,951
Adjustments	(4,190)	5,130	(2,819)	3,143
Gross margin, as restated	518,501	456,172	567,830	751,094
Operating income (loss), as previously reported	46,532	(12,619)	27,801	168,275
Adjustments	(8,966)	2,029	(2,424)	(3,558)
Operating income (loss), as restated	37,566	(10,590)	25,377	164,717
Net income (loss), as previously reported	14,437	(25,777)	12,353	81,814
Adjustments	(6,304)	874	(3,336)	(1,697)
Net income (loss), as restated	8,133	(24,903)	9,017	80,117
Basic earnings (loss) per common share, as previously reported	$0.10	$(0.18)	$0.09	$0.59
Adjustments	(0.04)	0.00	(0.02)	(0.01)
Basic earnings (loss) per common share, as restated	$0.06	$(0.18)	$0.07	$0.58
Diluted earnings (loss) per common share, as previously reported	$0.10	$(0.18)	$0.09	$0.57
Adjustments	(0.04)	0.00	(0.03)	(0.01)
Diluted earnings (loss) per common share, as restated	$0.06	$(0.18)	$0.06	$0.56

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 17 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for 2004, 2003, and 2002 for: (1) Saks Incorporated; (2) on a combined basis, the guarantors of Saks Incorporated’s Senior Notes (which are all of the subsidiaries of Saks Incorporated except for NBGL, the subsidiaries associated with the Company’s proprietary credit card securitization program, and other immaterial subsidiaries); and (3) on a combined basis, NBGL, the subsidiaries associated with the Company’s proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the Senior Notes.

The condensed consolidating financial statements presented as of and for the years ended January 29, 2005, January 31, 2004 and February 1, 2003 reflect the legal entity compositions at the respective dates. At January 29, 2005, NBGL and the subsidiaries associated with the Company’s former proprietary credit card securitization program had been dissolved. Thus, there were no assets or liabilities associated with non-guarantor subsidiaries at January 29, 2005.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At January 29, 2005, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

These condensed consolidating financial statements reflect the adjustments to the Company’s previously reported financial information for fiscal years 2002 and 2003 as described in Note 3.

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 29, 2005

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES	$21,331	$6,415,946			$6,437,277
Cost of sales	12,952	3,982,508			3,995,460

GROSS MARGIN	8,379	2,433,438			2,441,817
Selling, general and administrative expenses	9,562	1,605,096			1,614,658
Other operating expenses	6,389	590,274			596,663
Store pre-opening costs		4,520			4,520
Impairments and dispositions		31,751			31,751

OPERATING INCOME (LOSS)	(7,572)	201,797	—	—	194,225
OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries	120,320			(120,320)
Interest expense	(88,591)	(25,444)			(114,035)
Other income (expense), net		4,048			4,048

INCOME BEFORE PROVISION
(BENEFIT) FOR INCOME TAXES	24,157	180,401	—	(120,320)	84,238
Provision (benefit) for income taxes	(36,928)	60,081			23,153

NET INCOME	$61,085	$120,320	$—	$(120,320)	$61,085

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 29, 2005

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$212,001	$45,103			$257,104
Merchandise inventories	3,582	1,512,689			1,516,271
Other current assets		127,082			127,082
Deferred income taxes, net		178,558			178,558

TOTAL CURRENT ASSETS	215,583	1,863,432			2,079,015
PROPERTY AND EQUIPMENT, NET	4,784	2,042,055			2,046,839
GOODWILL AND INTANGIBLES, NET		323,761			323,761
DEFERRED INCOME TAXES, NET		166,364			166,364
OTHER ASSETS	44,251	43,849			88,100
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	3,062,237			(3,062,237)

	$3,326,855	$4,439,461	$—	$(3,062,237)	$4,704,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$896	$377,498			$378,394
Accrued expenses and other current liabilities	20,974	532,937			553,911
Intercompany borrowings
Current portion of long-term debt	—	7,715			7,715

TOTAL CURRENT LIABILITIES	21,870	918,150			940,020
LONG-TERM DEBT	1,219,968	126,254			1,346,222
OTHER LONG-TERM LIABILITIES	600	332,820			333,420
INVESTMENT BY AND ADVANCES FROM PARENT		3,062,237		(3,062,237)
SHAREHOLDERS’ EQUITY	2,084,417				2,084,417

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,326,855	$4,439,461	$—	$(3,062,237)	$4,704,079

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 29, 2005

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$61,085	$120,320		$(120,320)	$61,085
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(120,320)			120,320
Depreciation and amortization	1,093	228,052			229,145
Provision for employee stock compensation	13,897				13,897
Deferred income taxes		6,744			6,744
Impairments and dispositions		31,751			31,751
Changes in operating assets and liabilities, net	(259)	16,458			16,199

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(44,504)	403,325	—	—	358,821

INVESTING ACTIVITIES
Purchases of property and equipment		(198,274)			(198,274)
Proceeds from sale of assets		21,802			21,802

NET CASH USED IN INVESTING ACTIVITIES	-	(176,472)	—	—	(176,472)

FINANCING ACTIVITIES
Intercompany borrowings	213,750	(213,750)
Proceeds from long-term borrowings	230,000				230,000
Payments on long-term debt	(142,649)	(12,873)			(155,522)
Payments for convertible notes hedge	(25,043)				(25,043)
Payment of dividend	(283,127)				(283,127)
Proceeds from issuance of stock	27,971				27,971
Purchases and retirements of common stock	(85,397)				(85,397)

NET CASH USED IN FINANCING ACTIVITIES	(64,495)	(226,623)	—	—	(291,118)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,999)	230	—	—	(108,769)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	321,000	44,873			365,873

CASH AND CASH EQUIVALENTS AT END OF YEAR	$212,001	$45,103	$—	$—	$257,104

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2004

	RESTATED
(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES	$18,722	$6,036,333			$6,055,055
Cost of sales	11,230	3,750,228			3,761,458

GROSS MARGIN	7,492	2,286,105			2,293,597
Selling, general and administrative expenses	11,450	1,502,462	$18,866	$(43,395)	1,489,383
Other operating expenses	3,423	570,171			573,594
Store pre-opening costs		5,462			5,462
Integration charges		(62)			(62)
Impairments and dispositions		8,150			8,150

OPERATING INCOME (LOSS)	(7,381)	199,922	(18,866)	43,395	217,070

OTHER INCOME (EXPENSE)
Finance charge income, net			43,395	(43,395)
Intercompany exchange fees		(8,373)	8,373
Intercompany servicer fees		10,556	(10,556)
Equity in earnings of subsidiaries	138,253	10,229		(148,482)
Interest expense	(95,078)	(22,037)	(257)		(117,372)
Loss on extinguishment of debt	(10,506)				(10,506)
Other income (expense), net		36	4,968		5,004

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	25,288	190,333	27,057	(148,482)	94,196
Provision (benefit) for income taxes	(47,076)	59,639	9,269		21,832

NET INCOME	$72,364	$130,694	$17,788	$(148,482)	$72,364

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2004

	RESTATED
(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$321,000	$44,873			$365,873
Merchandise inventories	3,319	1,435,133			1,438,452
Intercompany borrowings
Other current assets		151,223			151,223
Deferred income taxes, net		76,602			76,602

TOTAL CURRENT ASSETS	324,319	1,707,831			2,032,150
PROPERTY AND EQUIPMENT, NET	5,793	2,111,786			2,117,579
GOODWILL AND INTANGIBLES, NET		326,775			326,775
DEFERRED INCOME TAXES, NET		120,342			120,342
OTHER ASSETS	43,114	40,557			83,671
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	3,078,827			(3,078,827)

	$3,452,053	$4,307,291	$—	$(3,078,827)	$4,680,517

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$830	$348,320			$349,150
Accrued expenses and other current liabilities	18,873	428,621			447,494
Intercompany borrowings
Current portion of long-term debt	142,649	9,235			151,884

TOTAL CURRENT LIABILITIES	162,352	786,176			948,528
LONG-TERM DEBT	992,465	133,172			1,125,637
OTHER LONG-TERM LIABILITIES	3,900	309,116			313,016
INVESTMENT BY AND ADVANCES FROM PARENT		3,078,827		(3,078,827)
SHAREHOLDERS’ EQUITY	2,293,336				2,293,336

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,452,053	$4,307,291	$—	$(3,078,827)	$4,680,517

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2004

	RESTATED
(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$72,364	$130,694	$17,788	$(148,482)	$72,364
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(138,253)	(10,229)		148,482
Depreciation and amortization	1,090	227,229			228,319
Provision for employee stock compensation	7,849				7,849
Deferred income taxes		29,923	(16,882)		13,041
Loss on extinguishment of debt	10,506				10,506
Impairments and dispositions		8,150			8,150
Net cash from sale of proprietary credit cards			300,911		300,911
Changes in operating assets and liabilities, net	28,038	(223,700)	28,251		(167,411)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(18,406)	162,067	330,068	—	473,729

INVESTING ACTIVITIES
Purchases of property and equipment		(186,834)			(186,834)
Business acquisitions and investments		(14,012)			(14,012)
Proceeds from sale of assets		14,020			14,020

NET CASH USED IN INVESTING ACTIVITIES	—	(186,826)	—	—	(186,826)

FINANCING ACTIVITIES
Intercompany borrowings	285,629	60,226	(345,855)
Payments on long-term debt	(88,056)	(3,999)			(92,055)
Net repayments under revolving credit agreement				—
Proceeds from issuance of stock	36,370				36,370
Purchases and retirements of common stock	(74,537)				(74,537)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	159,406	56,227	(345,855)		(130,222)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,000	31,468	(15,787)		156,681
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	180,000	13,405	15,787		209,192

CASH AND CASH EQUIVALENTS AT END OF YEAR	$321,000	$44,873	$—	$—	$365,873

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED FEBRUARY 1, 2003

	RESTATED
(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES	$16,253	$5,894,869			$5,911,122
Cost of sales	10,172	3,697,432			3,707,604

GROSS MARGIN	6,081	2,197,437			2,203,518
Selling, general and administrative expenses	11,221	1,494,456	93,660	$(228,456)	1,370,881
Other operating expenses	3,828	571,062			574,890
Store pre-opening costs		5,785			5,785
Impairments and dispositions		19,547			19,547
Integration charges		9,981			9,981

OPERATING INCOME (LOSS)	(8,968)	96,606	(93,660)	228,456	222,434

OTHER INCOME (EXPENSE)
Finance charge income, net			228,456	(228,456)
Intercompany exchange fees		(43,893)	43,893
Intercompany servicer fees		46,511	(46,511)
Equity in earnings of subsidiaries	86,692	47,910		(134,602)
Interest expense	(101,028)	(24,490)	(2,835)		(128,353)
Gain on extinguishment of debt	709				709
Other income (expense), net		2,112			2,112

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(22,595)	124,756	129,343	(134,602)	96,902

Provision (benefit) for income taxes	(34,704)	28,433	45,471		39,200

Income before cumulative effect of accounting change	12,109	96,323	83,872	(134,602)	57,702
Cumulative effect of a change in accounting principle, net of taxes	(45,593)	(45,593)		45,593	(45,593)

NET INCOME (LOSS)	$(33,484)	$50,730	$83,872	$(89,009)	$12,109

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 1, 2003

	RESTATED
(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$12,109	$50,730	$83,872	$(134,602)	$12,109
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(132,285)	(47,910)		180,195
Gain on extinguishment of debt	(709)				(709)
Cumulative effect of accounting change	45,593	45,593		(45,593)	45,593
Depreciation and amortization	1,081	221,075			222,156
Provision for employee stock compensation	7,213				7,213
Deferred income taxes		34,493	2,168		36,661
Impairments and dispositions		19,547			19,547
Changes in operating assets and liabilities, net	(82)	(30,939)	(30,207)		(61,228)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(67,080)	292,589	55,833	—	281,342

INVESTING ACTIVITIES
Purchases of property and equipment		(148,165)			(148,165)
Proceeds from sale of assets		2,434			2,434

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(145,731)	—	—	(145,731)

FINANCING ACTIVITIES
Intercompany borrowings	200,765	(155,248)	(45,517)
Payments on long-term debt	(24,164)	(5,229)			(29,393)
Purchases and retirements of common stock	(7,111)				(7,111)
Proceeds from issuance of stock	10,590				10,590

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	180,080	(160,477)	(45,517)	—	(25,914)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113,000	(13,619)	10,316	—	109,697
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	67,000	27,024	5,471		99,495

CASH AND CASH EQUIVALENTS AT END OF YEAR	$180,000	$13,405	$15,787	$—	$209,192

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors

Of Saks Incorporated:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated September 1, 2005 (appearing in this annual report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Birmingham, Alabama

September 1, 2005

SAKS INCORPORATED & SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
(Dollars In Thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Allowance for sales returns, net:
Balance at Beginning of Year	$5,771	$5,971	$5,276
Charged to Costs and Expenses	1,357,458	1,212,824	1,166,613
Deductions (A)	(1,354,659)	(1,213,024)	(1,165,918)

Balance at End of Year	$8,570	$5,771	$5,971

(A) Deductions consist of actual returns net of related costs and commissions

	Year Ended
(Dollars In Thousands)	January 29, 2005	January 31, 2004	February 1, 2003
Valuation Allowance in Deferred Tax Assets
Balance at Beginning of Year	$167,541	$171,054	$164,371
Charged (Credited) to Income	23,496	$(3,513)	$6,683
Charged (Credited) to Shareholders’ Equity	(125,529)	—	—

Balance at End of Year	$65,508	$167,541	$171,054