Form 10-Q
period 2005-04-30
SAKS INC
filed 2005-10-03
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 30, 2005

or

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

As of September 15, 2005, the number of shares of the Registrant’s Common Stock outstanding was 141,896,225

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	April 30, 2005	January 29, 2005	Restated May 1, 2004
ASSETS
Current Assets
Cash and cash equivalents	$287,754	$257,104	$571,551
Merchandise inventories	1,380,014	1,516,271	1,530,183
Other current assets	154,378	127,082	172,753
Deferred income taxes, net	164,887	178,558	71,344
Current assets - held for sale	174,489	—	—

Total current assets	2,161,522	2,079,015	2,345,831

Property and Equipment, net	1,759,338	2,046,839	2,090,269
Property and Equipment, net - held for sale	266,310	—	—
Goodwill and Intangibles, net	323,561	323,761	326,341
Deferred Income Taxes, net	174,400	166,364	133,683
Other Assets	85,724	88,100	91,680

TOTAL ASSETS	$4,770,855	$4,704,079	$4,987,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$413,750	$378,394	$444,781
Accrued expenses and other current liabilities	494,811	551,487	411,539
Dividend payable	2,287	2,424	285,551
Current portion of long-term debt	7,383	7,715	148,744
Current liabilities - held for sale	48,155	—	—

Total current liabilities	966,386	940,020	1,290,615

Long-Term Debt	1,343,470	1,346,222	1,346,750
Other Long-Term Liabilities	335,032	333,420	319,276
Long-Term Liabilities - held for sale	4,624	—	—

Total liabilities	2,649,512	2,619,662	2,956,641

Commitments and Contingencies

Shareholders’ Equity	2,121,343	2,084,417	2,031,163

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,770,855	$4,704,079	$4,987,804

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 30, 2005	Restated May 1, 2004
Net sales	$1,550,059	$1,540,193
Cost of sales (excluding depreciation and amortization)	946,662	940,236

Gross margin	603,397	599,957

Selling, general and administrative expenses	402,157	388,184
Other operating expenses	152,194	149,091
Store pre-opening costs	260	53
Impairments and dispositions	(3,249)	4,059

Operating income	52,035	58,570

Other income (expense):
Interest expense, net	(28,210)	(27,200)
Other income (expense), net	2,258	387

Income before income taxes	26,083	31,757
Provision for income taxes	9,912	11,590

Net income	$16,171	$20,167

Earnings per common share	$0.12	$0.14
Diluted earnings per common share	$0.11	$0.14

Weighted average common shares:
Basic	138,326	141,027
Diluted	143,739	146,496

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	April 30, 2005	Restated May 1, 2004
Operating Activities:
Net income	$16,171	$20,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,638	54,712
Impairments and dispositions	(3,249)	4,059
Equity compensation	4,565	3,662
Deferred income taxes	5,637	7,188
Change in operating assets and liabilities, net	(31,492)	(43,871)

Net Cash Provided By Operating Activities	49,270	45,917

Investing Activities:
Purchases of property and equipment	(41,463)	(39,147)
Proceeds from the sale of property and equipment	13,213	—

Net Cash Used In Investing Activities	(28,250)	(39,147)

Financing Activities:
Proceeds from issuance of convertible senior notes	—	230,000
Payments for hedge and call options associated with convertible notes	—	(25,043)
Payments on long-term debt and capital lease obligations	(1,777)	(7,556)
Cash dividends paid	(137)	—
Purchases and retirements of common stock	—	(12,082)
Proceeds from issuance of common stock	12,884	13,589

Net Cash Provided by Financing Activities	10,970	198,908

Increase In Cash and Cash Equivalents	31,990	205,678
Cash and cash equivalents at beginning of period	257,104	365,873

Cash and cash equivalents at end of period	$289,094	$571,551

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

As described at Note 2, the Company restated its financial statements for the years ended January 31, 2004; February 1, 2003; February 2, 2002 and February 3, 2001; the financial information for quarters ended May 1, July 31 and October 30, 2004; and the quarters ended May 3, August 2, November 1, 2003 and January 31, 2004 in conjunction with filing its Form 10-K for the fiscal year ended January 29, 2005 (the “2004 Form 10-K”). As a result of this restatement, the Company was not able to file the 2004 Form 10-K in a timely manner. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2004 Form 10-K filed on September 1, 2005, where this restatement is more fully described. Accordingly, the Company has restated its financial statements for the fiscal quarter ended May 1, 2004, as included in this report on Form 10-Q herein.

The accompanying balance sheet at January 29, 2005 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles.

ORGANIZATION

The Company is a retailer currently operating, through its subsidiaries, traditional and luxury department stores. At April 30, 2005, the Company operated the Saks Department Store Group (“SDSG”), which consisted of stores operated under the following nameplates: Proffitt’s, McRae’s, Younkers, Parisian, Herberger’s, Carson Pirie Scott (“Carson’s”), Bergner’s and Boston Store and Club Libby Lu specialty stores. The Company also operated Saks Fifth Avenue Enterprises (“SFAE”), which consisted of Saks Fifth Avenue stores and Saks Off 5th stores.

SUBSEQUENT EVENTS

Sale of Assets

On July 5, 2005, the Company consummated a transaction with Belk, Inc. (“Belk”), whereby Belk acquired from the Company for approximately $622,000 in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations, plus the assumption of approximately $1,000 in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores which generated fiscal 2004 revenues of approximately $700,000. The assets and liabilities associated with the sale of the Proffitt’s and McRae’s business have been appropriately classified as held for sale at April 30, 2005 in the accompanying condensed consolidated balance sheet.

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

Tender Offers and Consent Solicitations

On June 14, 2005, the Company received a notice of default with respect to its $230,000 2% Convertible Senior Notes due March 15, 2024 (the “convertible notes”). The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. The notice of default stated that the Company breached covenants in the indenture for the convertible notes that require the Company to (1) file with the Securities and Exchange Commission (the “SEC”) and the trustee for the convertible notes Annual Reports on Form 10-K and other reports, and (2) deliver to the trustee for the convertible notes, within a 120-day period after the end of the Company’s fiscal year ended January 29, 2005, a compliance certificate specified by the convertible notes indenture. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its outstanding senior notes and its outstanding convertible notes.

On July 19, 2005 the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes that would, among other things, extend to October 31, 2005, for purposes of the indentures, the Company’s deadlines to file the 2004 Form 10-K and the Company’s Quarterly Report on Form 10-Q for the first and second fiscal quarters of 2005. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585,700 in principal amount of outstanding senior notes and received consents from holders of a majority of every issue of its outstanding senior notes and of its outstanding convertible senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29,000 related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. Subsequent to the completion of the tender offers and consent solicitations, the Company repurchased approximately $21,400 of additional senior notes at par through unsolicited open market repurchases.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $10,253 and $11,133 for the three months ended April 30, 2005 and May 1, 2004, respectively. Leased department sales were $72,543 and $74,489 for the three months ended April 30, 2005 and May 1, 2004, respectively, and were excluded from net sales.

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Certain cash equivalents are stated at cost, which approximates fair value. Cash equivalents included $250,000 at April 30, 2005 invested principally in money market funds, and $500,000 at May 1, 2004, invested principally in various short-term bond funds, which were marked to market. At May 1, 2004 the Company had approximately $200,000 invested in a single short-term bond fund. Income earned on these cash equivalents was $1,888 and $486 for the three-month periods ended April 30, 2005 and May 1, 2004, respectively, and was reflected in Other Income (Expense). On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend, and at May 1, 2004, the Company had recorded a dividend payable and reduced retained earnings by $285,551 for the dividend. Approximately $283,000 was paid out on and after May 17, 2004, and the remaining portion will be paid prospectively as restricted shares vest.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in the 2004 Form 10-K, at management’s request, the Audit Committee of the Board of Directors conducted an internal investigation into alleged improper collections of vendor markdown allowances. The Audit Committee’s investigation and the Company’s supplemental review and analysis were completed in August 2005, and concluded that markdown allowances had been improperly collected from vendors during the 1996 through 2003 fiscal periods in one of SFAE’s six merchandising divisions.

Separately, the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical methods of accounting for rent holidays, tenant improvement allowances, and determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

The Company has also conducted a review of certain other items and made restatement adjustments to its previously issued condensed consolidated financial statements to correct for all of these items.

These condensed consolidated financial statements and notes thereto reflect adjustments to the Company’s previously reported financial information for the quarter ended May 1, 2004.

The following provides details of the adjustments included in the restatement of the Company’s condensed consolidated financial statements and the effect of the adjustments on the Company’s Condensed Consolidated Balance Sheet at May 1, 2004 and its Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the three months ended May 1, 2004.

IMPROPER COLLECTION OF VENDOR ALLOWANCES

As previously disclosed, at management’s request, the Audit Committee of the Board of Directors had been conducting an internal investigation into alleged improper collections of vendor markdown allowances. The investigation concluded that markdown allowances had been improperly collected from vendors.

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

The effect of the restatement relating to these improper collections on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Interest expense	$748
Net income	(475)

May 1, 2004
Condensed Consolidated Balance Sheet:
Accounts payable	$31,871
Accrued expenses	(5,599)
Total shareholders’ equity	(26,272)

The Company informed the SEC of the Audit Committee’s investigations and the SEC has notified the Company that it has issued a formal order of private investigation. The Company was informed that the United States Attorney for the Southern District of New York had also instituted an inquiry. The Company is fully cooperating with the SEC and the Office of the United States Attorney.

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

The effect of the restatement relating to the improvement incentives portion of these tenant allowances on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$420
Net income	(267)

May 1, 2004
Condensed Consolidated Balance Sheet:
Other current assets	$2,351
Property and equipment, net	29,768
Accrued expenses	(6,311)
Other long-term liabilities	48,943
Total shareholders’ equity	(10,513)

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

The effect of the restatement relating to these impairment charges on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$(98)
Net income	62

May 1, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net	$419
Accrued expenses	(5,377)
Other long-term liabilities	14,505
Total shareholders’ equity	(8,709)

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

The effect of the restatement relating to rent holidays on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Store pre-opening costs	$(159)
Net income	101

May 1, 2004
Condensed Consolidated Balance Sheet:
Accrued expense	$(2,601)
Other long-term liabilities	6,928
Total shareholders’ equity	(4,327)

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

The effect of the restatement relating to the symmetry of lease terms on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$17
Net income	(11)

May 1, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net	$(158)
Accrued expense	(234)
Other long-term liabilities	475
Total shareholders’ equity	(399)

OTHER ITEMS

Reclassifications – The Company has reclassified certain amounts from its previously issued condensed consolidated financial statements in order to ensure consistency and comparability among periods presented, in addition to correcting for the improper presentation of certain historical transactions. The correction of this presentation did not have an effect on net income or shareholders’ equity.

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$(1,124)
Selling, general and administrative expenses	1,124
Interest expense	(486)
Other income (expense), net	486

May 1, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$3,055
Other current assets	(16,727)
Accrued expenses and other current liabilities	(13,672)
Current portion of long-term debt	1,532
Long-term debt	(1,532)

Tax Items – As part of the restatement process, the Company made adjustments to the provision for income taxes, accrued expenses and deferred tax assets and liabilities to give effect to all of the restatement items described herein including the deductibility of interest related to tax reserve exposure items.

The effect of the restatement relating to these errors on the Company’s condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	May 1, 2004
Condensed Consolidated Balance Sheet:
Current deferred income taxes, net	$13,441
Non-current deferred income taxes, net	(1,517)
Accrued expenses	(19,382)
Total shareholders’ equity	31,306

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

The effect of the restatement relating to this error on the Company’s condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	May 1, 2004
Condensed Consolidated Balance Sheet:
Merchandise inventories	$(8,198)
Accrued expenses	(3,108)
Total shareholders’ equity	(5,090)

Store Stock Supplies – Until 2003, the Company expensed certain costs associated with store stock supplies as it incurred such costs. In the fourth quarter of 2003, the Company recognized as an asset the portion of these costs that it deemed to be supplies on hand in the stores. Accordingly, the Company has restated its condensed consolidated financial statements to include these store stock supplies in all prior periods.

The effect of the restatement relating to store stock supplies on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$(23)
Net income	15

May 1, 2004
Condensed Consolidated Balance Sheet:
Other current assets	$(2,426)
Accrued expenses	(781)
Total shareholders’ equity	(1,645)

Other – In addition to the aforementioned restatement items, the Company has also made adjustments to its previously issued condensed consolidated financial statements to correct for certain other items.

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$2,762
Selling, general and administrative expenses	(45)
Other operating expenses	(694)
Net income	(1,284)

May 1, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$(40)
Merchandise inventories	(7,387)
Other current assets	(988)
Property and equipment, net	(690)
Goodwill and intangibles, net	1,198
Accounts payable	(1,937)
Accrued expenses	(928)
Total shareholders’ equity	(5,042)

The effect of these errors on net income included the following components:

(in thousands)	Three Months Ended May 1, 2004
Inventory valuation	$(1,754)
Other, net	470

Total	$(1,284)

The following tables summarize the effect of the adjustments included in the restatement on significant statement of income and balance sheet components.

CONDENSED CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

(in thousands)	Three Months Ended May 1, 2004
Net income, as previously reported	$22,026
Adjustments:
Vendor Allowances	(475)
Operating Leases:
Tenant Allowances - Improvement Incentives	(267)
Tenant Allowances - Impairments	62
Rent Holiday	101
Depreciation Lives of Leasehold Improvements	(11)
Other Items:
Store Stock Supplies	15
Other	(1,284)

Total adjustments	(1,859)

Net income, as restated	$20,167

Cost of Sales (excluding depreciation and amortization)

(in thousands)	Three Months Ended May 1, 2004
Cost of sales, as previously reported	$938,598
Adjustments:
Other Items:
Reclassifications	(1,124)
Other	2,762

Total adjustments	1,638

Cost of sales, as restated	$940,236

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended May 1, 2004
Selling, general and administrative expenses, as previously reported	$387,128
Adjustments:
Other Items:
Reclassifications	1,124
Store Stock Supplies	(23)
Other	(45)

Total adjustments	1,056

Selling, general and administrative expenses, as restated	$388,184

Other Operating Expenses

(in thousands)	Three Months Ended May 1, 2004
Other operating expenses, as previously reported	$149,446
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	420
Tenant Allowances - Impairments	(98)
Depreciation Lives of Leasehold Improvements	17
Other Items:
Other	(694)

Total adjustments	(355)

Other operating expenses, as restated	$149,091

Store Pre-Opening Costs

(in thousands)	Three Months Ended May 1, 2004
Store pre-opening costs, as previously reported	$212
Adjustments:
Operating Leases:
Rent Holiday	(159)

Total adjustments	(159)

Store pre-opening costs, as restated	$53

Interest Expense

(in thousands)	Three Months Ended May 1, 2004
Interest expense, as previously reported	$(25,966)
Adjustments:
Vendor Allowances	(748)
Other Items:
Reclassifications	(486)

Total adjustments	(1,234)

Interest expense, as restated	$(27,200)

Other Income (Expense)

(in thousands)	Three Months Ended May 1, 2004
Other income (expense), net, as previously reported	$(99)
Adjustments:
Other Items:
Reclassifications	486

Total adjustments	486

Other income (expense), net, as restated	$387

Provision for Income Taxes

(in thousands)	Three Months Ended May 1, 2004
Provision for income taxes, as previously reported	$12,659
Adjustments:
Vendor Allowances	(273)
Operating Leases:
Tenant Allowances - Improvement Incentives	(153)
Tenant Allowances - Impairments	36
Rent Holiday	58
Depreciation Lives of Leasehold Improvements	(6)
Other Items:
Store Stock Supplies	8
Other	(739)

Total adjustments	(1,069)

Provision for income taxes, as restated	$11,590

CONDENSED CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

(in thousands)	May 1, 2004
Total assets, as previously reported	$4,975,703
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	32,119
Tenant Allowances - Impairments	419
Depreciation Lives of Leasehold Improvements	(158)
Other Items:
Reclassifications	(13,672)
Tax Items	11,924
Purchase Discounts	(8,198)
Store Stock Supplies	(2,426)
Other	(7,907)

Total adjustments	12,101

Total assets, as restated	$4,987,804

Cash and Cash Equivalents

(in thousands)	May 1, 2004
Cash and cash equivalents, as previously reported	$568,536
Adjustments:
Other Items:
Reclassifications	3,055
Other	(40)

Total adjustments	3,015

Cash and cash equivalents, as restated	$571,551

Merchandise Inventories

(in thousands)	May 1, 2004
Merchandise inventories, as previously reported	$1,545,768
Adjustments:
Other Items:
Purchase Discounts	(8,198)
Other	(7,387)

Total adjustments	(15,585)

Merchandise inventories, as restated	$1,530,183

Other Current Assets

(in thousands)	May 1, 2004
Other current assets, as previously reported	$190,543
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	2,351
Other Items:
Reclassifications	(16,727)
Store Stock Supplies	(2,426)
Other	(988)

Total adjustments	(17,790)

Other current assets, as restated	$172,753

Current Deferred Income Taxes, Net

(in thousands)	May 1, 2004
Current deferred income taxes, net, as previously reported	$57,903
Adjustments:
Other Items:
Tax Items	13,441

Total adjustments	13,441

Current deferred income taxes, net, as restated	$71,344

Property and Equipment, Net of Depreciation

(in thousands)	May 1, 2004
Property and equipment, net, as previously reported	$2,060,930
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	29,768
Tenant Allowances - Impairments	419
Depreciation Lives of Leasehold Improvements	(158)
Other Items:
Other	(690)

Total adjustments	29,339

Property and equipment, net, as restated	$2,090,269

Goodwill and Intangibles, Net of Amortization

(in thousands)	May 1, 2004
Goodwill and intangibles, net, as previously reported	$325,143
Adjustments:
Other Items:
Other	1,198

Total adjustments	1,198

Goodwill and intangibles, net, as restated	$326,341

Non-current Deferred Income Taxes, Net

(in thousands)	May 1, 2004
Non-current deferred income taxes, net, as previously reported	$135,200
Adjustments:
Other Items:
Tax Items	(1,517)

Total adjustments	(1,517)

Non-current deferred income taxes, net, as restated	$133,683

Total Current Liabilities

(in thousands)	May 1, 2004
Total current liabilities, as previously reported	$1,317,142
Adjustments:
Vendor Allowances	26,272
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,311)
Tenant Allowances - Impairments	(5,377)
Rent Holiday	(2,601)
Depreciation Lives of Leasehold Improvements	(234)
Other Items:
Reclassifications	(12,140)
Tax Items	(19,382)
Purchase Discounts	(3,108)
Store Stock Supplies	(781)
Other	(2,865)

Total adjustments	(26,527)

Total current liabilities, as restated	$1,290,615

Accounts Payable

(in thousands)	May 1, 2004
Accounts payable, as previously reported	$414,847
Adjustments:
Vendor Allowances	31,871
Other Items:
Other	(1,937)

Total adjustments	29,934

Accounts payable, as restated	$444,781

Accrued Expenses and Other Current Liabilities

(in thousands)	May 1, 2004
Accrued expenses and other current liabilities, as previously reported	$469,532
Adjustments:
Vendor Allowances	(5,599)
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,311)
Tenant Allowances - Impairments	(5,377)
Rent Holiday	(2,601)
Depreciation Lives of Leasehold Improvements	(234)
Other Items:
Reclassifications	(13,672)
Tax Items	(19,382)
Purchase Discounts	(3,108)
Store Stock Supplies	(781)
Other	(928)

Total adjustments	(57,993)

Accrued expenses and other current liabilities, as restated	$411,539

Current Portion of Long-Term Debt

(in thousands)	May 1, 2004
Current portion of long-term debt, as previously reported	$147,212
Adjustments:
Other Items:
Reclassifications	1,532

Total adjustments	1,532

Current portion of long-term debt, as restated	$148,744

Long-Term Debt

(in thousands)	May 1, 2004
Long-term debt, as previously reported	$1,348,282
Adjustments:
Other Items:
Reclassifications	(1,532)

Total adjustments	(1,532)

Long-term debt, as restated	$1,346,750

Other Long-Term Liabilities

(in thousands)	May 1, 2004
Other long-term liabilities, as previously reported	$248,425
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	48,943
Tenant Allowances - Impairments	14,505
Rent Holiday	6,928
Depreciation Lives of Leasehold Improvements	475

Total adjustments	70,851

Other long-term liabilities, as restated	$319,276

Total Shareholders’ Equity

(in thousands)	May 1, 2004
Total shareholders’ equity, as previously reported	$2,061,854
Adjustments:
Vendor Allowances	(26,272)
Operating Leases:
Tenant Allowances - Improvement Incentives	(10,513)
Tenant Allowances - Impairments	(8,709)
Rent Holiday	(4,327)
Depreciation Lives of Leasehold Improvements	(399)
Other Items:
Tax Items	31,306
Purchase Discounts	(5,090)
Store Stock Supplies	(1,645)
Other	(5,042)

Total adjustments	(30,691)

Total shareholders’ equity, as restated	$2,031,163

The following tables present the effect of the aforementioned adjustments on the Condensed Consolidated Financial Statements, including the percentage of increase (decrease) as a result of the adjustments by line item.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Three Months Ended May 1, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$1,540,193	$—	$1,540,193	0.0%

Cost of sales (excluding depreciation and amortization)	938,598	1,638	940,236	0.2%

Gross margin	601,595	(1,638)	599,957	-0.3%
Selling, general and administrative expenses	387,128	1,056	388,184	0.3%
Other operating expenses	149,446	(355)	149,091	-0.2%
Store pre-opening costs	212	(159)	53	NM
Impairments and dispositions	4,059	—	4,059	0.0%

OPERATING INCOME	60,750	(2,180)	58,570	-3.6%
Interest expense	(25,966)	(1,234)	(27,200)	4.8%
Other income (expense), net	(99)	486	387	NM

INCOME BEFORE INCOME TAXES	34,685	(2,928)	31,757	-8.4%
Provision for income taxes	12,659	(1,069)	11,590	-8.4%

NET INCOME	$22,026	$(1,859)	$20,167	-8.4%

Earnings per common share:
Basic earnings per common share	$0.16	$(.02)	$0.14	-12.5%

Diluted earnings per common share	$0.15	$(.01)	$0.14	-6.7%

Weighted average common shares:
Basic	141,027		141,027
Diluted	146,496		146,496

NM is defined as “Not Meaningful.”

CONDENSED CONSOLIDATED BALANCE SHEET

May 1, 2004

(In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$568,536	$3,015	$571,551	0.5%
Merchandise inventories	1,545,768	(15,585)	1,530,183	-1.0%
Other current assets	190,543	(17,790)	172,753	-9.3%
Deferred income taxes, net	57,903	13,441	71,344	23.2%

TOTAL CURRENT ASSETS	2,362,750	(16,919)	2,345,831	-0.7%
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	2,060,930	29,339	2,090,269	1.4%
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	325,143	1,198	326,341	0.4%
DEFERRED INCOME TAXES, NET	135,200	(1,517)	133,683	-1.1%
OTHER ASSETS	91,680	—	91,680	0.0%

TOTAL ASSETS	$4,975,703	$12,101	$4,987,804	0.2%

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$414,847	$29,934	$444,781	7.2%
Accrued expenses and other current liabilities	469,532	(57,993)	411,539	-12.4%
Dividend payable	285,551	—	285,551	0.0%
Current portion of long-term debt	147,212	1,532	148,744	1.0%

TOTAL CURRENT LIABILITIES	1,317,142	(26,527)	1,290,615	-2.0%
LONG-TERM DEBT	1,348,282	(1,532)	1,346,750	-0.1%
OTHER LONG-TERM LIABILITIES	248,425	70,851	319,276	28.5%

TOTAL LIABILITIES	2,913,849	42,792	2,956,641	1.5%
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	2,061,854	(30,691)	2,031,163	-1.5%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,975,703	$12,101	$4,987,804	0.2%

SUMMARY OF CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended May 1, 2004 (In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Net cash provided by operating activities	$42,731	$3,186	$45,917	7.5%
Net cash used in investing activities	(38,937)	(210)	(39,147)	0.5%
Net cash provided by financing activities	198,908	—	198,908	0.0%

Change in cash and cash equivalents	202,702	2,976	205,678	1.5%
Cash and cash equivalents at beginning of period	365,834	39	365,873	0.0%

Cash and cash equivalents at end of period	$568,536	$3,015	$571,551	0.5%

NOTE 3 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three months ended April 30, 2005 and May 1, 2004 are as follows (income and shares in thousands):

	For the Three Months Ended April 30, 2005			For the Three Months Ended May 1, 2004
	Income	Weighted Average Shares	Per Share Amount	Restated Income	Weighted Average Shares	Restated Per Share Amount
Basic EPS	$16,171	138,326	$0.12	$20,167	141,027	$0.14
Effect of dilutive stock options		5,413	(0.01)		5,469	—

Diluted EPS	$16,171	143,739	$0.11	$20,167	146,496	$0.14

Additionally, the Company had 6,610 and 7,297 share awards of potentially dilutive common stock outstanding at April 30, 2005 and May 1, 2004, respectively, that were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares for the period. There are also 12,307 of potentially exercisable shares under convertible debt at April 30, 2005 that were not included in the computation of diluted EPS because the market price was less than the conversion price.

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

NOTE 4 - DEBT AND SHARE ACTIVITY

On April 13, 2005, the Company received from the lenders in its revolving credit facility a waiver of any events of default that might arise under the revolving credit agreement from the Company’s failure to timely deliver to the lenders the 2004 Form 10-K for the fiscal year ended January 29, 2005. On June 6, 2005 the Company also received from the lenders in the revolving credit facility (i) consent to the sale of certain assets to Belk, Inc. (as previously described), and (ii) a waiver, until September 1, 2005, of any events of default that might arise under the revolving credit agreement from the Company’s failure to timely deliver to the lenders the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005. On August 31, 2005, the Company received from the lenders in the revolving credit facility a waiver, through October 31, 2005, of any events of default that may arise from the Company’s failure to timely deliver to the lenders the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2005 and July 30, 2005.

As described in Note 1, on June 14, 2005, the Company received a notice of default with respect to its convertible notes. The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. The notice of default stated that the Company breached covenants in the indenture for the convertible notes that require the Company to (1) file with the Securities and Exchange Commission and the trustee for the convertible notes Annual Reports on Form 10-K and other reports, and (2) deliver to the trustee for the convertible notes, within a 120-day period after the end of the Company’s fiscal year ended January 29, 2005, a compliance certificate specified by the convertible notes indenture. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its outstanding senior notes and its outstanding convertible notes.

On July 19, 2005 the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes that would, among other things, extend to October 31, 2005, for purposes of the indentures, the Company’s deadlines to file the 2004 Form 10-K and the Company’s Quarterly Report on Form 10-Q for the first and second quarters of 2005. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585,700 in principal amount of senior notes and received consents from holders of a majority of every issue of its senior notes and of its convertible senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29,000 related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. Subsequent to the completion of the tender offers and consent solicitations, the Company repurchased $21,400 of additional senior notes at par through unsolicited open market repurchases.

At May 1, 2004, the Company had interest rate swap agreements with notional amounts of $150,000 and $100,000, which swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. The fair value of these swaps at May 1, 2004 was a loss of $6,319. During 2004 the Company cancelled all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest swap agreements, the Company had total unamortized net losses of $6 and $4,327 at April 30, 2005 and May 1, 2004, respectively, which are being amortized as a component of interest expense through 2010. There were no swap agreements outstanding at April 30, 2005.

During the three months ended April 30, 2005 the Company did not purchase any shares of its common stock. At April 30, 2005, there were 15,689 shares remaining available for repurchase under the Company’s existing share repurchase programs.

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans for a significant portion of its employees. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense for the three months ended April 30, 2005 and May 1, 2004 were as follows:

	Three Months Ended
	April 30, 2005	May 1, 2004
Service cost	$1,913	$1,731
Interest cost	5,442	5,557
Expected return on plan assets	(5,761)	(5,983)
Net amortization of losses and prior service costs	2,599	1,469

Net periodic pension expense	$4,193	$2,774

The Company expects minimal funding requirements in 2005 and 2006.

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

	Three Months Ended
	April 30, 2005	Restated May 1, 2004
Net income as reported	$16,171	$20,167
Add: Stock-based compensation expense included in net income, net of related tax effects	1,745	2,325
Deduct: Total stock-based employee compensation expense determined under the fair value method	(2,743)	(6,313)

Pro forma net income	$15,173	$16,179

Basic earnings per common share
As reported	$0.12	$0.14
Pro forma	$0.11	$0.11
Diluted earnings per common share
As reported	$0.11	$0.14
Pro forma	$0.11	$0.11

NOTE 7 - CONTINGENCIES

LEGAL CONTINGENCIES

Investigations

As previously disclosed at Note 2 herein and in its 2004 Form 10-K, the Company has informed the SEC of the Audit Committee’s investigation into improper collection of vendor markdown allowances in one of SFAE’s six merchandising divisions, and the SEC notified the Company that it has issued a formal order of private investigation. Also as previously disclosed, the Company has also been informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. The Company is fully cooperating with both the SEC and the Office of the United States Attorney.

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

On July 12, 2005, the Board of Directors created a Special Litigation Committee (“SLC”) to investigate the derivative claims and to determine whether the litigation is in the best interests of the Company. The SLC includes one director and two individuals who are not directors and who have no other affiliation with the Company. On August 1, 2005, the Company filed a motion to stay the Alabama action pending the outcome of the SLC’s investigation, and all of the parties to that case subsequently agreed to a stay for ninety days. On August 19, 2005, the Company filed an agreed motion in the Tennessee actions to stay all proceedings for a period of ninety days pending the recommendation of the SLC as to whether the Company should pursue the litigation. The SLC’s investigation is ongoing, but it is too early to predict when the SLC will complete its work.

Other

The Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

INCOME TAXES

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on annual evaluations of tax filing positions, the Company believes it has appropriately accrued for exposures.

OTHER

The terms of a customer proprietary credit card program with Household Bank (SB), N.A. (now HSBC Bank Nevada, N.A.), an affiliate of Household International (“HSBC”) allow each party to terminate the Program Agreement upon the occurrence of specified events. If HSBC were to terminate the Program Agreement, the Company might be required to return to HSBC a declining portion of the premium it received when the credit card portfolio was sold to HSBC in 2003. The maximum contingent payment had the program been terminated early at April 30, 2005 would have been approximately $113,000. If the Company were to terminate the program, the Company would have the right to purchase the credit card accounts and associated accounts receivable from HSBC at their fair value.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

As further discussed in Note 3, The Emerging Issues Task Force (EITF) recently reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Furthermore, the Financial Accounting Standards Board (FASB) is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive.

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

Upon the adoption of SFAS No. 123R, the Company will be required to expense all stock options over the vesting period in its statement of operations, including the remaining vesting period associated with unvested options outstanding as of June 15, 2005. For the quarters ended April 30, 2005 and May 1, 2004, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been approximately $3,000, and $6,000, respectively.

In March 2005, the FASB staff issued guidance on FASB statement No. 123R. Additionally, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that reinforces the flexibility allowed, specifically when valuing employee stock options and permits individuals, acting in good faith, to conclude differently on the fair value of employee stock options.

NOTE 9 - SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Three Months Ended
	April 30, 2005	Restated May 1, 2004
Net sales:
Saks Department Store Group	$844,289	$857,841
Saks Fifth Avenue Enterprises	705,770	682,352

	$1,550,059	$1,540,193

Operating Income:
Saks Department Store Group	$20,148	$28,874
Saks Fifth Avenue Enterprises	40,830	45,548
Items not allocated	(8,943)	(15,852)

	$52,035	$58,570

Depreciation and Amortization:
Saks Department Store Group	$31,887	$29,819
Saks Fifth Avenue Enterprises	25,191	24,346
Other	560	547

	$57,638	$54,712

Total Assets:
Saks Department Store Group	$2,189,690	$2,230,082
Saks Fifth Avenue Enterprises	1,741,250	1,755,065
Other	839,915	1,002,657

	$4,770,855	$4,987,804

Capital Expenditures:
Saks Department Store Group	$20,258	$18,063
Saks Fifth Avenue Enterprises	15,146	8,131
Other	6,059	12,953

	$41,463	$39,147

“Operating Income” for the segments includes sales; cost of sales; direct selling, general, and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally represented by two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal (except for the costs associated with the Audit Committee investigation which have been allocated to SFAE) and finance support services, and general corporate management; and (2) certain items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance. During the three-month periods ended April 30, 2005 and May 1, 2004, items not allocated were comprised of the following:

	Three Months Ended
	April 30, 2005	Restated May 1, 2004
General corporate expenses	$(11,257)	$(11,793)
Impairments and dispositions	3,249	(4,059)
Other items, net	(935)	—

Items not allocated	$(8,943)	$(15,852)

During the three months ending April 30, 2005, impairments and dispositions primarily consisted of net gains associated with the sale of stores. Other items during the three-month period ending April 30, 2005 principally related to severance and other costs associated with SFAE store closures.

Impairments and dispositions during the three-month period ending May 1, 2004 largely related to store closures and the write-off of software.

NOTE 10 – STORE CLOSINGS AND OTHER ACTIVITIES

In October 2004, the Company announced its intention to close 12 SFAE stores. The net pre-tax charges resulting from closing these stores are principally related to asset impairments, lease terminations, inventory write downs and severance costs, partially offset by gains on the disposition of one or more stores. During 2004, net charges related to these announced closings were $30,008. In future periods, the Company expects total charges (primarily cash) to be approximately $25,000 to $35,000.

As it relates to these SFAE closings, the Company realized net gains of $2,806 during the three months ended April 30, 2005, primarily resulting from a gain associated with the sale of one store. The gain from the sale of the store was slightly offset by net charges related to severance, markdowns and other costs associated with the closings. Severance costs represent the portion of accrued benefits for employees that will exit when the stores are closed. Lease termination costs are included in Impairments and Dispositions, markdown charges are included in Gross Margin, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Consolidated Statements of Income. The components of these charges/gains and the status of any related liability are as follows:

	2005 Charges/ (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at April 30, 2005
Asset Impairments (Gains)	$(2,836)	$(4,078)	$1,242	$—
Lease Termination and Dead Rent Charges	(314)	(314)	—	—
Severance, Markdowns and Other Costs	344	657	(313)	—

	$(2,806)	$(3,735)	$929	$—

The Company anticipates that the remaining SFAE store closings will result in charges similar to its original estimates.

During the three months ended April 30, 2005, the Company also incurred net charges of $505 associated with the sale of four Proffitt’s stores in North Carolina. Asset impairments are included in Impairments and Dispositions and markdown charges are included in Gross Margin in the accompanying Consolidated Statements of Income. The components of these charges and the status of any related liability are as follows:

	2005 Charges/ (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at April 30, 2005
Asset Impairments (Gains)	$(87)	$(9,100)	$9,013	$—
Severance, Markdowns and Other Costs	592	—	592	—

	$505	$(9,100)	$9,605	$—

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances dictate. During the three months ended April 30, 2005, the Company did not incur additional charges; however it did recognize a cash gain of $13 related to real estate dispositions.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the subsidiaries of Saks Incorporated) .

The condensed consolidating financial statements presented as of and for the three-month periods ended April 30, 2005 and May 1, 2004 and as of January 29, 2005 reflect the legal entity compositions at the respective dates. In December 2003, the non-guarantor subsidiaries associated with the Company’s former proprietary credit card securitization program were dissolved. Thus, there were no assets or liabilities associated with non-guarantor subsidiaries at April 30, 2005, January 29, 2005 or May 1, 2004.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At April 30, 2005, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT APRIL 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$250,106	$37,648		$287,754
Merchandise inventories	4,011	1,376,003		1,380,014
Other current assets		154,378		154,378
Deferred income taxes, net		164,887		164,887
Current assets - held for sale		174,489		174,489

Total Current Assets	254,117	1,907,405	—	2,161,522
Property and Equipment, net	4,526	1,754,812		1,759,338
Property and Equipment, net - held for sale		266,310		266,310
Goodwill and Intangibles, net		323,561		323,561
Deferred Income Taxes, net		174,400		174,400
Other Assets	42,740	42,984		85,724
Investment in and Advances to Subsidiaries	3,066,063		($3,066,063)

Total Assets	$3,367,446	$4,469,472	($3,066,063)	$4,770,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,003	$412,747		$413,750
Accrued expenses and other current liabilities	24,508	472,590		497,098
Current portion of long-term debt		7,383		7,383
Current liabilities - held for sale		48,155		48,155

Total Current Liabilities	25,511	940,875	—	966,386
Long-Term Debt	1,219,992	123,478		1,343,470
Long-Term Debt- held for sale		1,049		1,049
Other Long-Term Liabilities	600	334,432		335,032
Other Long-Term Liabilities - held for sale		3,575		3,575
Investment by and Advances from Parent		3,066,063	($3,066,063)
Shareholders’ Equity	2,121,343			2,121,343

Total Liabilities and Shareholders’ Equity	$3,367,446	$4,469,472	($3,066,063)	$4,770,855

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED APRIL 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,971	$1,544,088		$1,550,059
Costs and expenses
Cost of sales	3,587	943,075		946,662
Selling, general and administrative expenses	3,100	399,057		402,157
Other operating expenses	470	151,724		152,194
Store pre-opening costs		260		260
Impairments and dispositions		(3,249)		(3,249)

Operating income (loss)	(1,186)	53,221	—	52,035
Other income (expense)
Equity in earnings of subsidiaries	30,838		($30,838)	—
Interest expense	(21,681)	(6,529)		(28,210)
Other income (expense), net		2,258		2,258

Income before income taxes	7,971	48,950	(30,838)	26,083
Provision (benefit) for income taxes	(8,200)	18,112		9,912

Net income	$16,171	$30,838	($30,838)	$16,171

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$16,171	$30,838	($30,838)	$16,171
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(30,838)		30,838	—
Depreciation and amortization	266	57,372		57,638
Impairments and dispositions		(3,249)		(3,249)
Equity compensation	4,565	—		4,565
Deferred income taxes		5,637		5,637
Changes in operating assets and liabilities, net	1,701	(33,193)		(31,492)

Net Cash (Used In) Provided By Operating Activities	(8,135)	57,405	—	49,270
INVESTING ACTIVITIES
Purchases of property and equipment		(41,463)		(41,463)
Proceeds from the sale of assets		13,213		13,213

Net Cash Used In Investing Activities		(28,250)	—	(28,250)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	33,493	(33,493)		—
Payments on long-term debt and capital lease obligations		(1,777)		(1,777)
Cash dividends paid	(137)			(137)
Proceeds from issuance of common stock	12,884			12,884

Net Cash (Used In) Provided By Financing Activities	46,240	(35,270)	—	10,970
Increase (Decrease) In Cash and Cash Equivalents	38,105	(6,115)		31,990
Cash and Cash Equivalents, at beginning of period	212,001	45,103		257,104

Cash and Cash Equivalents, at end of period	$250,106	$38,988	—	$289,094

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 1, 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$500,418	$71,133		$571,551
Merchandise inventories	3,745	1,526,438		1,530,183
Other current assets		172,753		172,753
Deferred income taxes, net		71,344		71,344
Intercompany borrowings

Total Current Assets	504,163	1,841,668	—	2,345,831
Property and Equipment, net	5,563	2,084,706		2,090,269
Goodwill and Intangibles, net		326,341		326,341
Deferred Income Taxes, net		133,683		133,683
Other Assets	48,015	43,665		91,680
Investment in and Advances to Subsidiaries	3,151,404		($3,151,404)

Total Assets	$3,709,145	$4,430,063	($3,151,404)	$4,987,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$936	$443,845		$444,781
Accrued expenses and other current liabilities	24,011	387,528		411,539
Dividend payable	285,551			285,551
Intercompany borrowings
Current portion of long-term debt	142,649	6,095		148,744

Total Current Liabilities	453,147	837,468	—	1,290,615
Long-Term Debt	1,217,994	128,756		1,346,750
Other Long-Term Liabilities	6,841	312,435		319,276
Investment by and Advances from Parent		3,151,404	($3,151,404)
Shareholders’ Equity	2,031,163			2,031,163

Total Liabilities and Shareholders’ Equity	$3,709,145	$4,430,063	($3,151,404)	$4,987,804

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 1, 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,974	$1,535,219		$1,540,193
Costs and expenses
Cost of sales	3,032	937,204		940,236
Selling, general and administrative expenses	2,860	385,324		388,184
Other operating expenses	1,226	147,865		149,091
Store pre-opening costs		53		53
Impairments and dispositions		4,059		4,059

Operating income (loss)	(2,144)	60,714	—	58,570
Other income (expense)
Intercompany exchange fees
Equity in earnings of subsidiaries	35,271		($35,271)
Interest expense	(22,085)	(5,115)		(27,200)
Other income (expense), net		387		387

Income before income taxes	11,042	55,986	(35,271)	31,757
Provision (benefit) for income taxes	(9,125)	20,715		11,590

Net income	$20,167	$35,271	($35,271)	$20,167

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 1, 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$20,167	$35,271	($35,271)	$20,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(35,271)		35,271	0
Depreciation and amortization	266	54,446		54,712
Equity compensation	3,662			3,662
Deferred income taxes		7,188		7,188
Impairments and dispositions		4,059		4,059
Changes in operating assets and liabilities, net	14,831	(58,702)		(43,871)

Net Cash Provided By Operating Activities	3,655	42,262	—	45,917
INVESTING ACTIVITIES
Purchases of property and equipment		(39,147)		(39,147)

Net Cash Used In Investing Activities	—	(39,147)	—	(39,147)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(30,688)	30,688
Proceeds from long-term borrowings	230,000			230,000
Payments on long-term debt and capital lease obligations	(25,043)	(7,556)		(32,599)
Purchases and retirements of common stock	(12,082)			(12,082)
Proceeds from issuance of common stock	13,589			13,589

Net Cash Provided By Financing Activities	175,776	23,132	—	198,908
Increase In Cash and Cash Equivalents	179,431	26,247		205,678
Cash and Cash Equivalents, at beginning of period	321,000	44,873		365,873

Cash and Cash Equivalents, at end of period	$500,431	$71,120	—	$571,551

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 29, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$212,001	$45,103		$257,104
Merchandise inventories	3,582	1,512,689		1,516,271
Other current assets		127,082		127,082
Deferred income taxes, net		178,558		178,558

Total Current Assets	215,583	1,863,432		2,079,015
Property and Equipment, net	4,784	2,042,055		2,046,839
Goodwill and Intangibles, net		323,761		323,761
Deferred Income Taxes, net		166,364		166,364
Other Assets	44,251	43,849		88,100
Investment in and Advances to Subsidiaries	3,062,237		($3,062,237)

Total Assets	$3,326,855	$4,439,461	($3,062,237)	$4,704,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$896	$377,498		$378,394
Accrued expenses and other current liabilities	20,974	532,937		553,911
Current portion of long-term debt	—	7,715		7,715

Total Current Liabilities	21,870	918,150		940,020
Long-Term Debt	1,219,968	126,254		1,346,222
Other Long-Term Liabilities	600	332,820		333,420
Investment by and Advances from Parent		3,062,237	($3,062,237)
Shareholders’ Equity	2,084,417			2,084,417

Total Liabilities and Shareholders’ Equity	$3,326,855	$4,439,461	($3,062,237)	$4,704,079

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

GENERAL

Saks Incorporated (and its subsidiaries, together the “Company”) is a U.S. retailer operating traditional and luxury department stores in 39 states. The Company operates its business through two principal business segments: the Saks Department Store Group (“SDSG”) and Saks Fifth Avenue Enterprises (“SFAE”). The Company’s merchandise offerings primarily consist of apparel, shoes, cosmetics and accessories, and to a lesser extent, gifts and home items. The Company offers national branded merchandise complemented by differentiated product through exclusive merchandise from core vendors, assortments from unique and emerging suppliers, and proprietary brands. At April 30, 2005, the Company operated 232 SDSG stores (excluding Club Libby Lu) with 25.5 million square feet, 57 Saks Fifth Avenue stores with 6.2 million square feet, and 52 Off 5th units with 1.5 million square feet. During the quarter, the Company opened five mall-based Club Libby Lu specialty stores, bringing the quarter-end total to 43.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its financial statements for the years ended January 31, 2004; February 1, 2003; February 2, 2002 and February 3, 2001; the financial information for quarters ended May 1, July 31 and October 30, 2004; and the quarters ended May 3, August 2, November 1, 2003 and January 31, 2004 in conjunction with filing its Form 10-K for the fiscal year ended January 29, 2005 (the “2004 Form 10-K”). As a result of this restatement, the Company was not able to file the 2004 Form 10-K in a timely manner. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2004 Form 10-K filed on September 1, 2005, where this restatement is more fully described. Accordingly, the Company has restated its financial statements for the fiscal quarter ended May 1, 2004, as included in this report on Form 10-Q herein.

As discussed in the 2004 Form 10-K, at management’s request, the Audit Committee of the Board of Directors conducted an internal investigation into alleged improper collections of vendor markdown allowances. The Audit Committee’s investigation and the Company’s supplemental review and analysis were completed in August 2005, and concluded that markdown allowances had been improperly collected from vendors during the 1996 through 2003 fiscal periods in one of SFAE’s six merchandising divisions.

Separately, the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under GAAP. As a result of its review, the Company determined that its historical methods of accounting for rent holidays, tenant improvement allowances, and determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

The Company has also conducted a review of certain other items and made restatement adjustments to its previously issued condensed consolidated financial statements to correct for all of these items.

These condensed consolidated financial statements and notes thereto reflect adjustments to the Company’s previously reported financial information for the quarter ended May 1, 2004.

The following provides details of the adjustments included in the restatement of the Company’s condensed consolidated financial statements and the effect of the adjustments on the Company’s Condensed Consolidated Balance Sheet at May 1, 2004 and its Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the three months ended May 1, 2004.

IMPROPER COLLECTION OF VENDOR ALLOWANCES

As previously disclosed, at management’s request, the Audit Committee of the Board of Directors had been conducting an internal investigation into alleged improper collections of vendor markdown allowances. The investigation concluded that markdown allowances had been improperly collected from vendors.

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

The effect of the restatement relating to these improper collections on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Interest expense	$748
Net income	(475)

May 1, 2004
Condensed Consolidated Balance Sheet:
Accounts payable	$31,871
Accrued expenses	(5,599)
Total shareholders’ equity	(26,272)

The Company informed the SEC of the Audit Committee’s investigations and the SEC has notified the Company that it has issued a formal order of private investigation. The Company was informed that the United States Attorney for the Southern District of New York had also instituted an inquiry. The Company is fully cooperating with the SEC and the Office of the United States Attorney.

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

The effect of the restatement relating to the improvement incentives portion of these tenant allowances on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$420
Net income	(267)

May 1, 2004
Condensed Consolidated Balance Sheet:
Other current assets	$2,351
Property and equipment, net	29,768
Accrued expenses	(6,311)
Other long-term liabilities	48,943
Total shareholders’ equity	(10,513)

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

The effect of the restatement relating to these impairment charges on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$(98)
Net income	62

May 1, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net	$419
Accrued expenses	(5,377)
Other long-term liabilities	14,505
Total shareholders’ equity	(8,709)

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

The effect of the restatement relating to rent holidays on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Store pre-opening costs	$(159)
Net income	101

May 1, 2004
Condensed Consolidated Balance Sheet:
Accrued expense	$(2,601)
Other long-term liabilities	6,928
Total shareholders’ equity	(4,327)

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

The effect of the restatement relating to the symmetry of lease terms on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$17
Net income	(11)

May 1, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net	$(158)
Accrued expense	(234)
Other long-term liabilities	475
Total shareholders’ equity	(399)

OTHER ITEMS

Reclassifications – The Company has reclassified certain amounts from its previously issued condensed consolidated financial statements in order to ensure consistency and comparability among periods presented, in addition to correcting for the improper presentation of certain historical transactions. The correction of this presentation did not have an effect on net income or shareholders’ equity.

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$(1,124)
Selling, general and administrative expenses	1,124
Interest expense	(486)
Other income (expense), net	486

May 1, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$3,055
Other current assets	(16,727)
Accrued expenses and other current liabilities	(13,672)
Current portion of long-term debt	1,532
Long-term debt	(1,532)

Tax Items – As part of the restatement process, the Company made adjustments to the provision for income taxes, accrued expenses and deferred tax assets and liabilities to give effect to all of the restatement items described herein including the deductibility of interest related to tax reserve exposure items.

The effect of the restatement relating to these errors on the Company’s condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	May 1, 2004
Condensed Consolidated Balance Sheet:
Current deferred income taxes, net	$13,441
Non-current deferred income taxes, net	(1,517)
Accrued expenses	(19,382)
Total shareholders’ equity	31,306

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

The effect of the restatement relating to this error on the Company’s condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	May 1, 2004
Condensed Consolidated Balance Sheet:
Merchandise inventories	$(8,198)
Accrued expenses	(3,108)
Total shareholders’ equity	(5,090)

Store Stock Supplies – Until 2003, the Company expensed certain costs associated with store stock supplies as it incurred such costs. In the fourth quarter of 2003, the Company recognized as an asset the portion of these costs that it deemed to be supplies on hand in the stores. Accordingly, the Company has restated its condensed consolidated financial statements to include these store stock supplies in all prior periods.

The effect of the restatement relating to store stock supplies on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$(23)
Net income	15

May 1, 2004
Condensed Consolidated Balance Sheet:
Other current assets	$(2,426)
Accrued expenses	(781)
Total shareholders’ equity	(1,645)

Other – In addition to the aforementioned restatement items, the Company has also made adjustments to its previously issued condensed consolidated financial statements to correct for certain other items.

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended May 1, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$2,762
Selling, general and administrative expenses	(45)
Other operating expenses	(694)
Net income	(1,284)

May 1, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$(40)
Merchandise inventories	(7,387)
Other current assets	(988)
Property and equipment, net	(690)
Goodwill and intangibles, net	1,198
Accounts payable	(1,937)
Accrued expenses	(928)
Total shareholders’ equity	(5,042)

The effect of these errors on net income included the following components:

(in thousands)	Three Months Ended May 1, 2004
Inventory valuation	$(1,754)
Other, net	470

Total	$(1,284)

The following tables summarize the effect of the adjustments included in the restatement on significant statement of income and balance sheet components.

CONDENSED CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

(in thousands)	Three Months Ended May 1, 2004
Net income, as previously reported	$22,026
Adjustments:
Vendor Allowances	(475)
Operating Leases:
Tenant Allowances - Improvement Incentives	(267)
Tenant Allowances - Impairments	62
Rent Holiday	101
Depreciation Lives of Leasehold Improvements	(11)
Other Items:
Store Stock Supplies	15
Other	(1,284)

Total adjustments	(1,859)

Net income, as restated	$20,167

Cost of Sales (excluding depreciation and amortization)

(in thousands)	Three Months Ended May 1, 2004
Cost of sales, as previously reported	$938,598
Adjustments:
Other Items:
Reclassifications	(1,124)
Other	2,762

Total adjustments	1,638

Cost of sales, as restated	$940,236

Selling, General and Administrative Expenses

Three Months Ended
(in thousands)	May 1, 2004
Selling, general and administrative expenses, as previously reported	$387,128
Adjustments:
Other Items:
Reclassifications	1,124
Store Stock Supplies	(23)
Other	(45)

Total adjustments	1,056

Selling, general and administrative expenses, as restated	$388,184

Other Operating Expenses

Three Months Ended
(in thousands)	May 1, 2004
Other operating expenses, as previously reported	$149,446
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	420
Tenant Allowances - Impairments	(98)
Depreciation Lives of Leasehold Improvements	17
Other Items:
Other	(694)

Total adjustments	(355)

Other operating expenses, as restated	$149,091

Store Pre-Opening Costs

Three Months Ended
(in thousands)	May 1, 2004
Store pre-opening costs, as previously reported	$212
Adjustments:
Operating Leases:
Rent Holiday	(159)

Total adjustments	(159)

Store pre-opening costs, as restated	$53

Interest Expense

Three Months Ended
(in thousands)	May 1, 2004
Interest expense, as previously reported	$(25,966)
Adjustments:
Vendor Allowances	(748)
Other Items:
Reclassifications	(486)

Total adjustments	(1,234)

Interest expense, as restated	$(27,200)

Other Income (Expense)

Three Months Ended
(in thousands)	May 1, 2004
Other income (expense), net, as previously reported	$(99)
Adjustments:
Other Items:
Reclassifications	486

Total adjustments	486

Other income (expense), net, as restated	$387

Provision for Income Taxes

Three Months Ended
(in thousands)	May 1, 2004
Provision for income taxes, as previously reported	$12,659
Adjustments:
Vendor Allowances	(273)
Operating Leases:
Tenant Allowances - Improvement Incentives	(153)
Tenant Allowances - Impairments	36
Rent Holiday	58
Depreciation Lives of Leasehold Improvements	(6)
Other Items:
Store Stock Supplies	8
Other	(739)

Total adjustments	(1,069)

Provision for income taxes, as restated	$11,590

CONDENSED CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

(in thousands)	May 1, 2004
Total assets, as previously reported	$4,975,703
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	32,119
Tenant Allowances - Impairments	419
Depreciation Lives of Leasehold Improvements	(158)
Other Items:
Reclassifications	(13,672)
Tax Items	11,924
Purchase Discounts	(8,198)
Store Stock Supplies	(2,426)
Other	(7,907)

Total adjustments	12,101

Total assets, as restated	$4,987,804

Cash and Cash Equivalents

(in thousands)	May 1, 2004
Cash and cash equivalents, as previously reported	$568,536
Adjustments:
Other Items:
Reclassifications	3,055
Other	(40)

Total adjustments	3,015

Cash and cash equivalents, as restated	$571,551

Merchandise Inventories

(in thousands)	May 1, 2004
Merchandise inventories, as previously reported	$1,545,768
Adjustments:
Other Items:
Purchase Discounts	(8,198)
Other	(7,387)

Total adjustments	(15,585)

Merchandise inventories, as restated	$1,530,183

Other Current Assets

(in thousands)	May 1, 2004
Other current assets, as previously reported	$190,543
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	2,351
Other Items:
Reclassifications	(16,727)
Store Stock Supplies	(2,426)
Other	(988)

Total adjustments	(17,790)

Other current assets, as restated	$172,753

Current Deferred Income Taxes, Net

(in thousands)	May 1, 2004
Current deferred income taxes, net, as previously reported	$57,903
Adjustments:
Other Items:
Tax Items	13,441

Total adjustments	13,441

Current deferred income taxes, net, as restated	$71,344

Property and Equipment, Net of Depreciation

(in thousands)	May 1, 2004
Property and equipment, net, as previously reported	$2,060,930
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	29,768
Tenant Allowances - Impairments	419
Depreciation Lives of Leasehold Improvements	(158)
Other Items:
Other	(690)

Total adjustments	29,339

Property and equipment, net, as restated	$2,090,269

Goodwill and Intangibles, Net of Amortization

(in thousands)	May 1, 2004
Goodwill and intangibles, net, as previously reported	$325,143
Adjustments:
Other Items:
Other	1,198

Total adjustments	1,198

Goodwill and intangibles, net, as restated	$326,341

Non-current Deferred Income Taxes, Net

(in thousands)	May 1, 2004
Non-current deferred income taxes, net, as previously reported	$135,200
Adjustments:
Other Items:
Tax Items	(1,517)

Total adjustments	(1,517)

Non-current deferred income taxes, net, as restated	$133,683

Total Current Liabilities

(in thousands)	May 1, 2004
Total current liabilities, as previously reported	$1,317,142
Adjustments:
Vendor Allowances	26,272
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,311)
Tenant Allowances - Impairments	(5,377)
Rent Holiday	(2,601)
Depreciation Lives of Leasehold Improvements	(234)
Other Items:
Reclassifications	(12,140)
Tax Items	(19,382)
Purchase Discounts	(3,108)
Store Stock Supplies	(781)
Other	(2,865)

Total adjustments	(26,527)

Total current liabilities, as restated	$1,290,615

Accounts Payable

(in thousands)	May 1, 2004
Accounts payable, as previously reported	$414,847
Adjustments:
Vendor Allowances	31,871
Other Items:
Other	(1,937)

Total adjustments	29,934

Accounts payable, as restated	$444,781

Accrued Expenses and Other Current Liabilities

(in thousands)	May 1, 2004
Accrued expenses and other current liabilities, as previously reported	$469,532
Adjustments:
Vendor Allowances	(5,599)
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,311)
Tenant Allowances - Impairments	(5,377)
Rent Holiday	(2,601)
Depreciation Lives of Leasehold Improvements	(234)
Other Items:
Reclassifications	(13,672)
Tax Items	(19,382)
Purchase Discounts	(3,108)
Store Stock Supplies	(781)
Other	(928)

Total adjustments	(57,993)

Accrued expenses and other current liabilities, as restated	$411,539

Current Portion of Long-Term Debt

(in thousands)	May 1, 2004
Current portion of long-term debt, as previously reported	$147,212
Adjustments:
Other Items:
Reclassifications	1,532

Total adjustments	1,532

Current portion of long-term debt, as restated	$148,744

Long-Term Debt

(in thousands)	May 1, 2004
Long-term debt, as previously reported	$1,348,282
Adjustments:
Other Items:
Reclassifications	(1,532)

Total adjustments	(1,532)

Long-term debt, as restated	$1,346,750

Other Long-Term Liabilities

(in thousands)	May 1, 2004
Other long-term liabilities, as previously reported	$248,425
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	48,943
Tenant Allowances - Impairments	14,505
Rent Holiday	6,928
Depreciation Lives of Leasehold Improvements	475

Total adjustments	70,851

Other long-term liabilities, as restated	$319,276

Total Shareholders’ Equity

(in thousands)	May 1, 2004
Total shareholders’ equity, as previously reported	$2,061,854
Adjustments:
Vendor Allowances	(26,272)
Operating Leases:
Tenant Allowances - Improvement Incentives	(10,513)
Tenant Allowances - Impairments	(8,709)
Rent Holiday	(4,327)
Depreciation Lives of Leasehold Improvements	(399)
Other Items:
Tax Items	31,306
Purchase Discounts	(5,090)
Store Stock Supplies	(1,645)
Other	(5,042)

Total adjustments	(30,691)

Total shareholders’ equity, as restated	$2,031,163

The following tables present the effect of the aforementioned adjustments on the Condensed Consolidated Financial Statements, including the percentage of increase (decrease) as a result of the adjustments by line item.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Three Months Ended May 1, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$1,540,193	$—	$1,540,193	0.0%

Cost of sales (excluding depreciation and amortization)	938,598	1,638	940,236	0.2%

Gross margin	601,595	(1,638)	599,957	-0.3%
Selling, general and administrative expenses	387,128	1,056	388,184	0.3%
Other operating expenses	149,446	(355)	149,091	-0.2%
Store pre-opening costs	212	(159)	53	-75.0%
Impairments and dispositions	4,059	—	4,059	0.0%

OPERATING INCOME	60,750	(2,180)	58,570	-3.6%
Interest expense	(25,966)	(1,234)	(27,200)	4.8%
Other income (expense), net	(99)	486	387	NM

INCOME BEFORE INCOME TAXES	34,685	(2,928)	31,757	-8.4%
Provision for income taxes	12,659	(1,069)	11,590	-8.4%

NET INCOME	$22,026	$(1,859)	$20,167	-8.4%

Earnings per common share:
Basic earnings per common share	$0.16	$(.02)	$0.14	-12.5%

Diluted earnings per common share	$0.15	$(.01)	$0.14	-6.7%

Weighted average common shares:
Basic	141,027		141,027
Diluted	146,496		146,496

NM is defined as “Not Meaningful.”

CONDENSED CONSOLIDATED BALANCE SHEET

May 1, 2004

(In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$568,536	$3,015	$571,551	0.5%
Merchandise inventories	1,545,768	(15,585)	1,530,183	-1.0%
Other current assets	190,543	(17,790)	172,753	-9.3%
Deferred income taxes, net	57,903	13,441	71,344	23.2%

TOTAL CURRENT ASSETS	2,362,750	(16,919)	2,345,831	-0.7%
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	2,060,930	29,339	2,090,269	1.4%
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	325,143	1,198	326,341	0.4%
DEFERRED INCOME TAXES, NET	135,200	(1,517)	133,683	-1.1%
OTHER ASSETS	91,680	—	91,680	0.0%

TOTAL ASSETS	$4,975,703	$12,101	$4,987,804	0.2%

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$414,847	$29,934	$444,781	7.2%
Accrued expenses and other current liabilities	469,532	(57,993)	411,539	-12.4%
Dividend payable	285,551	—	285,551	0.0%
Current portion of long-term debt	147,212	1,532	148,744	1.0%

TOTAL CURRENT LIABILITIES	1,317,142	(26,527)	1,290,615	-2.0%
LONG-TERM DEBT	1,348,282	(1,532)	1,346,750	-0.1%
OTHER LONG-TERM LIABILITIES	248,425	70,851	319,276	28.5%

TOTAL LIABILITIES	2,913,849	42,792	2,956,641	1.5%
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	2,061,854	(30,691)	2,031,163	-1.5%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,975,703	$12,101	$4,987,804	0.2%

SUMMARY OF CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three Months Ended May 1, 2004 (In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Net cash provided by operating activities	$42,731	$3,186	$45,917	7.5%
Net cash used in investing activities	(38,937)	(210)	(39,147)	0.5%
Net cash provided by financing activities	198,908	—	198,908	0.0%

Change in cash and cash equivalents	202,702	2,976	205,678	1.5%
Cash and cash equivalents at beginning of period	365,834	39	365,873	0.0%

Cash and cash equivalents at end of preiod	$568,536	$3,015	$571,551	0.5%

SUBSEQUENT EVENTS

Sale of Assets

On July 5, 2005, the Company consummated a transaction with Belk, Inc. (“Belk”), whereby Belk acquired from the Company for approximately $622 million in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations (components within SDSG), plus the assumption of approximately $1 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores which generated fiscal 2004 revenues of approximately $700 million. The assets and liabilities associated with the sale of the Proffitt’s and McRae’s business have been appropriately classified as held for sale at April 30, 2005 within the condensed consolidated balance sheet included at Item 1.

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

Tender Offers and Consent Solicitations

On June 14, 2005, the Company received a notice of default with respect to its $230 million 2% Convertible Senior Notes due March 15, 2024 (the “convertible notes”). The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. The notice of default stated that the Company breached covenants in the indenture for the convertible notes that require the Company to (1) file with the Securities and Exchange Commission (“SEC”) and the trustee for the convertible notes Annual Reports on Form 10-K and other reports, and (2) deliver to the trustee for the convertible notes, within a 120-day period after the end of the Company’s fiscal year ended January 29, 2005, a compliance certificate specified by the convertible notes indenture. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its outstanding senior notes and its outstanding convertible notes.

On July 19, 2005, the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes that would, among other things, extend to October 31, 2005, for purposes of the indentures, the Company’s deadlines to file the 2004 Form 10-K and the Company’s Quarterly Report on Form 10-Q for the first and second fiscal quarters of 2005. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585.7 million in principal amount of outstanding senior notes and received consents from holders of a majority of every class of its outstanding senior notes and of its outstanding convertible notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. Subsequent to the completion of the tender offers and consent solicitations, the Company repurchased $21.4 million of additional senior notes at par through unsolicited open market repurchases.

FINANCIAL PERFORMANCE SUMMARY

Diluted earnings per share for the three-month period ended April 30, 2005 declined to $0.11 per share from $0.14 per share in the three-month period ended May 1, 2004. The current year period included a net gain of $0.01 per share, primarily related to the sale of closed stores. The comparable prior year period included a net loss of $0.01 per share primarily due to charges associated with store closures and the write-off of software.

SFAE realized a 5.5% comparable store sales increase during the three-month period ended April 30, 2005 and continued to invest a portion of the incremental sales and margin in expenses associated with key strategic store and marketing initiatives. The quarter also included costs associated with SFAE’s previously announced investigation of improper collections of vendor markdown allowances. The combined effect of these increases in expenses contributed to a $4.7 million reduction in operating income at SFAE.

SDSG experienced a 0.9% comparable store sales decrease during the three-month period ended April 30, 2005, reflecting a continued challenging operating environment, particularly in the northern SDSG stores. Although SDSG continued to carefully manage its inventory and expenses, lower than planned sales led to a reduction in margin contribution, that when coupled with an increase in operating expenses, resulted in a $8.7 million reduction in operating income.

Items not allocated to the business segments decreased by $6.9 million to $8.9 million in the first quarter ended April 30, 2005. During the three-month period ended April 30, 2005, the Company incurred net gains of $2.3 million primarily related to gains associated with the sale of stores, partially offset by severance and other costs associated with the closings of stores. During the three-month period ending May 1, 2004, the Company incurred charges of $4.1 million principally due to asset impairments and charges related to the write-off of software.

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

	Three Months Ended
	April 30, 2005	May 1, 2004
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	61.1%	61.0%
Selling, general & administrative expenses	25.9%	25.2%
Other operating expenses	9.8%	9.7%
Store pre-opening costs	0.0%	0.0%
Impairments and dispositions	-0.2%	0.3%

Operating income	3.4%	3.8%
Other income (expense):
Interest expense	-1.8%	-1.8%
Other income (expense), net	0.1%	0.0%

Income before income taxes	1.7%	2.1%
Provision for income taxes	0.6%	0.8%

Net income	1.0%	1.3%

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THREE MONTHS ENDED MAY 1, 2004

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended May 1, 2004 to the three-month period ended April 30, 2005:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the three months ended May 1, 2004	$28.9	$45.6	$(15.9)	$58.6
Store sales and margin	(3.0)	6.4	(0.3)	3.1
Operating expenses	(5.8)	(11.2)	0.6	(16.4)
Impairments and dispositions	—	—	7.3	7.3
Severence and other costs	—	—	(0.6)	(0.6)

Increase (Decrease)	(8.8)	(4.8)	7.0	(6.6)

For the three months ended April 30, 2005	$20.1	$40.8	$(8.9)	$52.0

Consolidated

On a consolidated basis, net sales increased 0.6%, while comparable store sales increased 1.9%. The comparable store sales increase was comprised of a 5.5% increase at SFAE, offset by a 0.9% decrease at SDSG. The consolidated gross margin rate was essentially flat, while operating expenses increased due largely to continued investment spending at SFAE. The increase in operating expenses combined with increased legal and professional fees related to the previously disclosed investigation resulted in an operating income decline of $6.5 million to $52.0 million.

SFAE

At SFAE, a comparable store sales increase of 5.5%, contributed to a $6.4 million improvement in gross margin. An increase of $11.2 million in operating expenses primarily reflected costs necessary to support the increase in sales and the continued investment in key strategic store and marketing initiatives, in addition to costs associated with the previously mentioned investigation. The net effect of new and closed stores contributed to a $1.4 million reduction in operating income at SFAE.

SDSG

At SDSG, a comparable store sales decrease of 0.9% contributed to a $3.0 million reduction in sales and margin. SDSG carefully managed its inventories in a period of declining sales, but operating expenses increased by $5.8 million which contributed to a $8.7 million reduction in operating income. Included in the current period operating expenses was a $2.0 million expense associated with severance-related litigation. The net effect of new and closed stores resulted in a decrease in operating income of $2.4 million at SDSG.

Expenses and charges not allocated to the segments decreased by $6.9 million due largely to a year-over-year decrease in impairments and dispositions resulting from the current period gains recognized from the sale of stores.

NET SALES

The following table shows relevant net sales information by segment for the three-month periods ended April 30, 2005 and May 1, 2004:

	Three Months Ended		Total (Decrease) Increase	Total % (Decrease) Increase	Comp % (Decrease) Increase
(In Millions)	April 30, 2005	May 1, 2004
SDSG	$844.3	$857.8	$(13.5)	-1.6%	-0.9%
SFAE	705.8	682.4	23.4	3.4%	5.5%

Consolidated	$1,550.1	$1,540.2	$9.9	0.6%	1.9%

For the three months ended April 30, 2005, total sales increased 0.6% year over year, and consolidated comparable store sales increased 1.9%. The Company continued to enjoy strength in the luxury sector as evidenced by a 5.5% comparable store sales increase at SFAE. SDSG experienced a 0.9% decline in comparable store sales reflecting a challenging environment in the traditional department store sector. The net effect of sales activity from new and closed stores resulted in a reduction in sales of $17.7 million.

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

GROSS MARGIN

For the three months ended April 30, 2005, gross margin was $603.4 million, or 38.9% of net sales, compared to $600.0 million, or 39.0% of net sales, for the three months ended May 1, 2004. The improvement in gross margin dollars was principally attributable to the increase in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended April 30, 2005, SG&A was $402.2 million, or 25.9% of net sales, compared to $388.2 million, or 25.2% of net sales, for the three months ended May 1, 2004. The increase of $14.0 million in expenses was largely due to an increase in selling payroll and other costs to support the sales increase, primarily at SFAE; professional services expenses related to the previously mentioned investigation; and insurance and other benefits related costs.

OTHER OPERATING EXPENSES

For the three months ended April 30, 2005, other operating expenses were $152.5 million, or 9.8% of net sales, compared to $149.1 million, or 9.7% of net sales, for the three months ended May 1, 2004. The increase of $3.3 million was largely driven by increased depreciation resulting from infrastructure spending; higher payroll taxes related to sales driven compensation increases, primarily at SFAE; and an increase in property tax expense resulting from property tax refunds in the prior period.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended April 30, 2005 and May 1, 2004, the Company realized (gains)/losses from impairments and dispositions of ($3.2) million and $4.1 million, respectively. The current quarter net gains primarily related to the sale of closed stores, while prior quarter charges were principally due to the write-off of fixed assets related to store closings and the write-off of software.

INTEREST EXPENSE

For the three months ended April 30, 2005, interest expense was $28.2 million, or 1.8% of net sales, compared to $27.2 million, or 1.8% of net sales, for the three months ended May 1, 2004. The increase of $1.0 million was primarily due to incurring a full period of interest expense on the convertible notes.

INCOME TAXES

The effective income tax rates for the three-month periods ending April 30, 2005 and May 1, 2004 were 38.0% and 36.5%, respectively, representing management’s estimate for the annual effective income tax rate for those periods. The increase in the effective rate was primarily the result of the prior year effective rate including the benefit for a reduction in the valuation allowance for state net operating loss carryforwards. Management also expects the effective rate to increase in future quarters due to the sale of Proffitt’s/McRae’s business.

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

Cash provided by operating activities was $49.3 million for the three months ended April 30, 2005 and $45.9 million for the three months ended May 1, 2004. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Including merchandise inventory classified within current assets held for sale, merchandise inventory balances at April 30, 2005 increased from May 1, 2004 largely to keep pace with the comparable stores sales increase and due to accelerated seasonal merchandise receipts in response to sales trends, principally at SFAE.

Cash used in investing activities was $28.3 million for the three months ended April 30, 2005 and $39.1 million for the three months ended May 1, 2004. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-business infrastructure).

Including property and equipment classified as held for sale, property and equipment balances at April 30, 2005 decreased compared to May 1, 2004 balances primarily due to depreciation on existing assets during the last twelve months and to store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at April 30, 2005 decreased from May 1, 2004 due to a charge resulting from the sale of stores and amortization expense during the last twelve months.

Cash provided by financing activities was $11.0 million for the three months ended April 30, 2005 and $198.9 million for the three months ended May 1, 2004. The year over year change was principally attributable to the prior period net proceeds received from the issuance of $230.0 million of convertible notes.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $800 million revolving credit facility. At April 30, 2005 and May 1, 2004, the Company maintained cash and cash equivalent balances of $289.1 million (including $1.3 million of Proffitt’s division store cash held for sale) and $571.6 million, respectively. At April 30, 2005, the Company had no borrowings under its $800 million revolving credit facility, and had $133.0 million in unfunded letters of credit representing utilization of availability under the facility. Availability under the facility was $667.0 million at April 30, 2005. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay any of the Company’s senior and convertible notes at maturity.

CAPITAL STRUCTURE

General

The Company continuously evaluates its debt-to-capitalization in light of economic trends; business trends; levels of interest rates; and terms, conditions and availability of capital in the capital markets. At April 30, 2005, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible notes, capital and operating leases and real estate mortgage financing. At April 30, 2005, total debt was $1,352 million, representing a decrease of $143 million from the balance of $1,495 million at May 1, 2004. This decline in debt was primarily the result of the payments of the July and December 2004 maturities of $72 million and $70 million in senior notes, respectively, and reduced the debt to total capitalization percentage to 38.9% from 42.4% in the prior year.

At April 30, 2005, the Company maintained an $800 million senior revolving credit facility maturing in 2009, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $100 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument.

At April 30, 2005, the Company had $990 million of unsecured senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019. The senior notes have substantially identical terms except for the maturity dates and interest coupons payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

The Company had $230 million of convertible senior notes, at April 30, 2005, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

At April 30, 2005 the Company had $132 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $6 million and $8 million per year.

The Company is obligated to fund two cash balance pension plans. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal funding requirements in 2005 and 2006.

Subsequent Events Regarding Debt

On April 13, 2005 the Company received from the lenders in the revolving credit facility a waiver of any events of default that might arise under the revolving credit agreement from the Company’s failure to timely deliver to the lenders the 2004 Form 10-K. On June 6, 2005 the Company also received from the lenders in the revolving credit facility (i) consent to the sale of certain assets to Belk, Inc. (as previously described), and (ii) a waiver, until September 1, 2005, of any events of default that might arise under the revolving credit agreement from the Company’s failure to timely deliver to the lenders the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005. On August 31, 2005, the Company received from the lenders in the revolving credit facility a waiver, through October 31, 2005, of any events of default that may arise from the Company’s failure to timely deliver to the lenders the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2005 and July 30, 2005.

On June 14, 2005, the Company received a notice of default with respect to its convertible notes. The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its outstanding senior notes and its outstanding convertible notes.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements which would be reasonably likely to have a current or future material effect, such as obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests. There were no material changes outside of the ordinary course of business in the Company’s contractual obligations during the quarter ended April 30, 2005. For additional information regarding the Company’s contractual obligations as of January 29, 2005, see the Management’s Discussion and Analysis section of the 2004 Form 10-K.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

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

Upon the adoption of SFAS No. 123R, the Company will be required to expense all stock options over the vesting period in its statement of operations, including the remaining vesting period associated with unvested options outstanding as of June 15, 2005. For the quarters ended April 30, 2005 and May 1, 2004, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been approximately $3.0 million, and $6.0 million, respectively.

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

FORWARD-LOOKING INFORMATION

The information contained in this Form 10-Q that addresses future results or expectations is considered “forward-looking” information within the definition of the Federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” The forward-looking information is premised on many factors, some of which are outlined below. Actual consolidated results might differ materially from projected forward-looking information if there are any material changes in management’s assumptions.

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to increased relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; the outcome of the formal investigation by the SEC and the inquiry opened by the United States Attorney for the Southern District of New York into the matters that were the subject of the Audit Committee’s investigation described in the Company’s press release dated May 9, 2005 (the “Initial Investigation”); the ultimate amount of reimbursement to vendors of improperly collected markdown allowances; the ultimate impact of improper timing of recording of inventory markdowns; the ultimate impact of incorrect timing of recording of vendor markdown allowances; the outcome of the shareholder litigation that has been filed relating to the matters that were the subject of the Audit Committee’s Initial Investigation; the availability of funds, either through cash on hand or the Company’s revolving credit facility, to repay any amounts due should any notes become accelerated; decisions by merchandise and other vendors to restrict or eliminate customary trade and other credit terms for the Company’s future merchandise orders and other services, which could require the Company to pay cash or secure letters of credit for such orders and which could have a material adverse effect on the Company’s liquidity position and financial condition; and the delay in the filing with the SEC of this first fiscal quarter 2005 10-Q and the second fiscal quarter 2005 10-Q and the consequences thereof. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 filed as part of the 2004 Form 10-K and incorporated by reference herein.

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

At April 30, 2005, the Company had no derivative instruments outstanding, and at May 1, 2004, the Company had interest rate swap agreements with notional amounts of $150 million and $100 million, which swapped coupon rates of 8.25% and 7.50%, respectively for floating rates. During 2004, the Company terminated all interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest swap agreements, the Company had total unamortized net losses of $6 thousand and $4.3 million at April 30, 2005 and May 1, 2004, respectively, which are being amortized as a component of interest expense through 2010. There were no swap agreements outstanding at April 30, 2005.

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at April 30, 2005, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely discussions regarding required disclosure. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that, since the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the “2004 Form 10-K”) continue to exist at April 30, 2005, and because the Company was unable to file its Quarterly Report on Form 10-Q within the time period specified in the SEC’s rules, the Company’s disclosure controls and procedures were not effective as of April 30, 2005. Notwithstanding the material weaknesses discussed in the 2004 Form 10-K, the Company’s management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position, and results of operation and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Earlier in 2005, in connection with the preparation of the Company’s consolidated financial statements to be included in the 2004 Form 10-K, management conducted an internal review of the Company’s books and records. As a result of the findings of that review, together with the results of the internal investigations disclosed on March 3, 2005 and June 3, 2005, the Company restated its audited consolidated financial statements for the years ended January 31, 2004; February 1, 2003; February 2, 2002 and February 3, 2001 and its unaudited consolidated financial statements for the quarters ended May 1, July 31 and October 30, 2004 and the quarters ended May 3, August 2, November 1, 2003 and January 31, 2004. As indicated below, the Company is actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of January 29, 2005, as outlined in the 2004 Form 10-K.

Management, with the oversight of the Audit Committee of the Board of Directors, has devoted considerable effort to making improvements in the Company’s internal control over financial reporting. These improvements have included appointing a new Chief Accounting Officer in May 2005 who reports to the Company’s Chief Executive Officer and the Audit Committee of the Board of Directors and appointing a Chief Ethics and Compliance Officer in August 2005 who reports to the Chief Executive Officer. To enhance the overall internal control over financial reporting, the Chief Ethics and Compliance Officer, in conjunction with senior management, is expanding the ethics and compliance program across the Company as it existed at April 30, 2005 to include:

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

Specifically related to the material weaknesses as described in the 2004 Form 10-K, the Company’s remediation plan includes the following:

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

The above-described remedial efforts all began following the completion of the Company’s quarter ended April 30, 2005. There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

There have been no material developments in the legal proceedings described under the caption Legal Proceedings in the 2004 Form 10-K.

In addition to the proceedings described in the 2004 Form 10-K, the Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have an ongoing material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

The Board of Directors has authorized 35.0 million shares in share repurchase programs. At April 30, 2005, 15.7 million shares remained available for repurchase under these programs.

Item 5.	OTHER INFORMATION

George L. Jones, President and Chief Executive Officer of Saks Department Store Group and a Director of the Company, resigned from his employment with the Company and as a Director effective September 30, 2005.

On September 27, 2005 the Human Resources/Option Committee of the Company’s Board of Directors approved for R. Brad Martin, Chairman of the Board and Chief Executive Officer of the Company, in accordance with his Employment Agreement dated December 8, 2004, an award of 5,000 shares of restricted stock (the “Award”). The Award was made pursuant to the Company’s 2004 Long-Term Incentive Plan. The Award is subject to the general terms and conditions described in a Restricted Stock Agreement and the terms and conditions specifically applicable to the Award provided in a Supplement to Restricted Stock Agreement. The Supplement to Restricted Stock Agreement provides that the Award is subject to a restriction period that will end on the third anniversary of the date of the Award if Mr. Martin has been continuously employed by the Company to the last day of the restriction period.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Accounting Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Form of Restricted Stock Agreement

99.2	Form of Supplement to Restricted Stock Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED Registrant September 30, 2005 Date

/s/ Kevin G. Wills
Kevin G. Wills Executive Vice President of Finance and Chief Accounting Officer