Form 10-Q
period 2005-07-30
SAKS INC
filed 2005-10-17
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 30, 2005

or

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

As of October 1, 2005, the number of shares of the Registrant’s Common Stock outstanding was 141,896,225

TABLE OF CONENTS

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

			Restated
	July 30, 2005	January 29, 2005	July 31, 2004
ASSETS

Current Assets
Cash and cash equivalents	$249,964	$257,104	$180,587
Merchandise inventories	1,283,715	1,516,271	1,459,714
Other current assets	162,849	127,082	172,645
Deferred income taxes, net	84,946	178,558	96,570

Total current assets	1,781,474	2,079,015	1,909,516

Property and Equipment, net	1,780,744	2,046,839	2,075,745
Goodwill and Intangibles, net	235,362	323,761	325,907
Deferred Income Taxes, net	233,672	166,364	125,529
Other Assets	58,692	88,100	90,926

TOTAL ASSETS	$4,089,944	$4,704,079	$4,527,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$393,823	$378,394	$387,008
Accrued expenses and other current liabilities	474,819	553,911	388,416
Current portion of long-term debt	7,525	7,715	76,506

Total current liabilities	876,167	940,020	851,930

Long-Term Debt	755,167	1,346,222	1,348,204
Other Long-Term Liabilities	322,525	333,420	320,319

Total liabilities	1,953,859	2,619,662	2,520,453

Commitments and Contingencies

Shareholders’ Equity	2,136,085	2,084,417	2,007,170

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,089,944	$4,704,079	$4,527,623

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
		Restated		Restated
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$1,315,252	$1,350,357	$2,865,311	$2,890,550
Cost of sales (excluding depreciation and amortization)	855,571	845,995	1,802,233	1,786,231

Gross margin	459,681	504,362	1,063,078	1,104,319
Selling, general and administrative expenses	382,800	369,209	784,957	757,393
Other operating expenses	139,885	144,213	292,079	293,304
Store pre-opening costs	598	893	858	946
Impairments and dispositions	(156,691)	3,312	(159,940)	7,371

Operating income (loss)	93,089	(13,265)	145,124	45,305

Other income (expense):
Interest expense	(26,314)	(28,761)	(54,524)	(55,961)
Loss on extinguishment of debt	(28,991)	—	(28,991)	—
Other income (expense), net	2,967	2,088	5,225	2,475

Income (loss) before income taxes	40,751	(39,938)	66,834	(8,181)

Provision (benefit) for income taxes	32,557	(14,606)	42,469	(3,016)

Net income (loss)	$8,194	$(25,332)	$24,365	$(5,165)

Earnings (loss) per common share	$0.06	$(0.18)	$0.18	$(0.04)
Diluted earnings (loss) per common share	$0.06	$(0.18)	$0.17	$(0.04)

Weighted average common shares:
Basic	139,120	141,591	138,723	141,309
Diluted	145,005	141,591	144,372	141,309

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
		Restated
	July 30, 2005	July 31, 2004
Operating Activities:
Net income (loss)	$24,365	$(5,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,284	111,559
Impairments and dispositions	(159,940)	7,371
Loss on extinguishment of debt	28,991	—
Equity compensation	11,113	5,121
Deferred income taxes	26,305	(9,884)
Change in operating assets and liabilities, net	(4,589)	(54,398)

Net Cash Provided By Operating Activities	36,529	54,604

Investing Activities:
Purchases of property and equipment	(101,048)	(84,477)
Proceeds from the sale of property and equipment	13,224	3,593
Proceeds from the sale of Proffitt’s/McRae’s	622,404	—
Store cash transferred related to sale of Proffitt’s/McRae’s	(1,340)	—

Net Cash Provided By (Used) In Investing Activities	533,240	(80,884)

Financing Activities:
Proceeds from issuance of convertible senior notes	—	230,000
Payments for hedge and call options associated with convertible notes	—	(25,043)
Payments on long-term debt and capital lease obligations	(589,345)	(81,606)
Cash dividends paid	(448)	(282,700)
Purchases and retirements of common stock	—	(18,661)
Proceeds from issuance of common stock	12,884	19,004

Net Cash Used In Financing Activities	(576,909)	(159,006)

Decrease In Cash and Cash Equivalents	(7,140)	(185,286)

Cash and cash equivalents at beginning of period	257,104	365,873

Cash and cash equivalents at end of period	$249,964	$180,587

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended July 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

As described at Note 2, the Company restated its financial statements for the years ended January 31, 2004; February 1, 2003; February 2, 2002 and February 3, 2001; the financial information for quarters ended May 1, July 31 and October 30, 2004; and the quarters ended May 3, August 2, November 1, 2003 and January 31, 2004 in conjunction with filing its Form 10-K for the fiscal year ended January 29, 2005 (the “2004 Form 10-K”). As a result of this restatement, the Company was not able to file the 2004 Form 10-K in a timely manner. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2004 Form 10-K filed on September 1, 2005, where this restatement is more fully described. Accordingly, the Company has restated its financial statements for the fiscal quarter ended July 31, 2004, as included in this report on Form 10-Q herein.

The accompanying balance sheet at January 29, 2005 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles.

ORGANIZATION

The Company is a retailer currently operating, through its subsidiaries, traditional and luxury department stores. At July 30, 2005, the Company operated the Saks Department Store Group (“SDSG”), which consisted of stores operated under the following nameplates: Younkers, Parisian, Herberger’s, Carson Pirie Scott (“Carson’s”), Bergner’s and Boston Store and Club Libby Lu specialty stores. The Company also operated Saks Fifth Avenue Enterprises (“SFAE”), which consisted of Saks Fifth Avenue stores and Saks Off 5th stores.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $9,243 and $9,617 for the three months ended July 30, 2005 and July 31, 2004, respectively. Leased department sales were $62,827 and $63,814 for the three months ended July 30, 2005 and July 31, 2004, respectively, and were excluded from net sales. Commissions from leased departments were $19,496 and $20,750 for the six months ended July 30, 2005 and July 31, 2004, respectively. Leased department sales were $135,370 and $138,303 for the six months ended July 30, 2005 and July 31, 2004, respectively, and were excluded from net sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Certain cash equivalents are stated at cost, which approximates fair value. Cash equivalents included $221,950 at July 30, 2005 invested principally in money market funds, and $144,000 at July 31, 2004, invested in a single short-term bond fund. Income earned on these cash equivalents was $2,883 and $1,851 for the three-month periods ended July 30, 2005 and July 31, 2004, respectively. For the six-month periods ended July 30, 2005 and July 31, 2004 income earned on these cash equivalents was $4,771 and $2,338, respectively, which was reflected in Other Income (Expense).

Income Taxes – The effective income tax rates for the three and six-month periods ended July 30, 2005 increased to 79.9% and 63.5%, respectively from 36.5% in the three and six-month periods ended July 31, 2004. The increase in the effective rate was primarily the result of the write-off of approximately $88,000 of goodwill related to the sale of Proffitt’s, of which a portion is non-deductible for tax purposes. The increase was partially offset by a benefit recognized to increase the state deferred tax rate to reflect the remaining business assets in various states after the sale of Proffitt’s. Excluding these items, the Company’s effective tax rate was 39.0% for the three and six-month periods ending July 30, 2005. This rate represents an increase from the prior period effective rates of 36.5% in the three and six-month periods ended July 31, 2004 due to the prior periods including a benefit for a reduction in the valuation allowance for state net operating loss carryforwards.

Components of the Company’s income tax expense for the three and six-month periods ended July 30, 2005 were as follows:

	Three Months Ended July 30, 2005	Six Months Ended July 30, 2005
Expected federal income taxes at 35%	$14,263	$23,392
State income taxes, net of federal benefit	4,086	4,994
Non-deductible goodwill	17,663	17,663
Deferred tax rate increase, net of federal benefit	(3,279)	(3,279)
Other items, net	(176)	(301)

Provision for income taxes	$32,557	$42,469

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

Separately, the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under Generally Accepted Accounting Principles (“GAAP”). As a result of its review, the Company determined that its historical methods of accounting for rent holidays, tenant improvement allowances, and determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

The Company also conducted a review of certain other items and made restatement adjustments to its previously issued condensed consolidated financial statements to correct for all of these items.

These condensed consolidated financial statements and notes thereto reflect adjustments to the Company’s previously reported financial information for the quarter ended July 31, 2004.

The following provides details of the adjustments included in the restatement of the Company’s condensed consolidated financial statements and the effect of the adjustments on the Company’s Condensed Consolidated Balance Sheet at July 31, 2004, its Condensed Consolidated Statement of Income for the three and six months ended July 31, 2004 and its Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2004.

IMPROPER COLLECTION OF VENDOR ALLOWANCES

As previously disclosed, at management’s request, the Audit Committee of the Board of Directors conducted an internal investigation into alleged improper collections of vendor markdown allowances. The investigation concluded that markdown allowances had been improperly collected from vendors.

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

The effect of the restatement relating to these improper collections on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Condensed Consolidated Statement of Income:
Interest expense	$748	$1,496
Net income	(475)	(950)

		July 31, 2004
Condensed Consolidated Balance Sheet:
Accounts payable		$31,871
Accrued expenses		(5,124)
Total shareholders’ equity		(26,747)

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

The effect of the restatement relating to the improvement incentives portion of these tenant allowances on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$377	$797
Net income	(240)	(507)

		July 31, 2004
Condensed Consolidated Balance Sheet:
Other current assets		$2,278
Property and equipment, net		30,448
Accrued expenses		(6,448)
Other long-term liabilities		49,927
Total shareholders’ equity		(10,753)

Consistent with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), the Company annually evaluates the recoverability of its property and equipment and records any impairment loss as the difference between the carrying amount and fair value of the asset. As tenant allowances have historically resulted in an improper reduction in the capitalized amount of leasehold improvements, the carrying value of property and equipment used in the impairment charge has been understated in certain instances. Consequently, the Company has made restatement adjustments to correct for the understatement of impairment charges taken in prior periods.

The effect of the restatement relating to these impairment charges on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$(99)	$(197)
Net income	63	125

		July 31, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net		$292
Accrued expenses		(5,341)
Other long-term liabilities		14,279
Total shareholders’ equity		(8,646)

Rent Holiday – Pursuant to paragraph 2 of Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period) unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed. The period from when leased property is made available to the Company for the construction of a new store and when the lease payments begin is a rent holiday. Since the Company did not previously recognize rent expense during the rent holiday period, it was understating rent expense during the construction period, and overstating rent during subsequent periods. The Company has made restatement adjustments to recognize straight-line rent expense beginning on the date that the Company took possession of the leased land or premises.

The effect of the restatement relating to rent holidays on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Condensed Consolidated Statement of Income:
Store pre-opening costs	$(134)	$(293)
Net income	85	186

		July 31, 2004
Condensed Consolidated Balance Sheet:
Accrued expense		$(2,552)
Other long-term liabilities		6,794
Total shareholders’ equity		(4,242)

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

The effect of the restatement relating to the symmetry of lease terms on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$19	$36
Net income	(13)	(24)

		July 31, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net		$(162)
Accrued expense		(240)
Other long-term liabilities		490
Total shareholders’ equity		(412)

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

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$(1,466)	$(2,590)
Selling, general and administrative expenses	1,466	2,590
Interest expense	(1,851)	(2,337)
Other income (expense), net	1,851	2,337

		July 31, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents		$(24,733)
Other current assets		(16,606)
Accounts payable		(30,000)
Accrued expenses and other current liabilities		(11,339)
Current portion of long-term debt		1,558
Long-term debt		(1,558)

Tax Items – As part of the restatement process, the Company made adjustments to the provision for income taxes, accrued expenses and deferred tax assets and liabilities to give effect to all of the restatement items described herein including the deductibility of interest related to tax reserve exposure items.

The effect of the restatement relating to these errors on the Company’s condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	July 31, 2004
Condensed Consolidated Balance Sheet:
Current deferred income taxes, net	$13,441
Non-current deferred income taxes, net	(1,517)
Accrued expenses	(19,382)
Total shareholders’ equity	31,306

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

The effect of the restatement relating to this error on the Company’s condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	July 31, 2004
Condensed Consolidated Balance Sheet:
Merchandise inventories	$(8,198)
Accrued expenses	(3,108)
Total shareholders’ equity	(5,090)

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

The effect of the restatement relating to store stock supplies on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$(4)	$(27)
Net income	3	18

		July 31, 2004
Condensed Consolidated Balance Sheet:
Other current assets		$(2,422)
Accrued expenses		(780)
Total shareholders’ equity		(1,642)

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

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$(5,977)	$(3,215)
Selling, general and administrative expenses	(1,663)	(1,708)
Other operating expenses	1,096	402
Net income	4,185	2,901

		July 31, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents		$(3)
Merchandise inventories		(1,366)
Other current assets		(990)
Property and equipment, net		(1,818)
Goodwill and intangibles, net		1,198
Accounts payable		(1,893)
Accrued expenses		(229)
Total shareholders’ equity		(857)

The effect of these errors on net income included the following components:

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Inventory valuation	$3,823	$2,069
Other, net	362	832

Total	$4,185	$2,901

The following tables summarize the effect of the adjustments included in the restatement on significant statement of income and balance sheet components.

CONDENSED CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Net income, as previously reported	$(28,940)	$(6,914)
Adjustments:
Vendor Allowances	(475)	(950)
Operating Leases:
Tenant Allowances - Improvement Incentives	(240)	(507)
Tenant Allowances - Impairments	63	125
Rent Holiday	85	186
Depreciation Lives of Leasehold Improvements	(13)	(24)
Other Items:
Store Stock Supplies	3	18
Other	4,185	2,901

Total adjustments	3,608	1,749

Net income, as restated	$(25,332)	$(5,165)

Cost of Sales (excluding depreciation and amortization)

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Cost of sales, as previously reported	$853,438	$1,792,036
Adjustments:
Other Items:
Reclassifications	(1,466)	(2,590)
Other	(5,977)	(3,215)

Total adjustments	(7,443)	(5,805)

Cost of sales, as restated	$845,995	$1,786,231

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Selling, general and administrative expenses, as previously reported	$369,410	$756,538
Adjustments:
Other Items:
Reclassifications	1,466	2,590
Store Stock Supplies	(4)	(27)
Other	(1,663)	(1,708)

Total adjustments	(201)	855

Selling, general and administrative expenses, as restated	$369,209	$757,393

Other Operating Expenses

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Other operating expenses, as previously reported	$142,820	$292,266
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	377	797
Tenant Allowances - Impairments	(99)	(197)
Depreciation Lives of Leasehold Improvements	19	36
Other Items:
Other	1,096	402

Total adjustments	1,393	1,038

Other operating expenses, as restated	$144,213	$293,304

Store Pre-Opening Costs

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Store pre-opening costs, as previously reported	$1,027	$1,239
Adjustments:
Operating Leases:
Rent Holiday	(134)	(293)

Total adjustments	(134)	(293)

Store pre-opening costs, as restated	$893	$946

Interest Expense

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Interest expense, as previously reported	$(26,162)	$(52,128)
Adjustments:
Vendor Allowances	(748)	(1,496)
Other Items:
Reclassifications	(1,851)	(2,337)

Total adjustments	(2,599)	(3,833)

Interest expense, as restated	$(28,761)	$(55,961)

Other Income (Expense)

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Other income (expense), net, as previously reported	$237	$138
Adjustments:
Other Items:
Reclassifications	1,851	2,337

Total adjustments	1,851	2,337

Other income (expense), net, as restated	$2,088	$2,475

Provision for Income Taxes

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004
Provision for income taxes, as previously reported	$(16,635)	$(3,976)
Adjustments:
Vendor Allowances	(273)	(546)
Operating Leases:
Tenant Allowances - Improvement Incentives	(137)	(290)
Tenant Allowances - Impairments	36	72
Rent Holiday	49	107
Depreciation Lives of Leasehold Improvements	(6)	(12)
Other Items:
Store Stock Supplies	1	9
Other	2,359	1,620

Total adjustments	2,029	960

Provision for income taxes, as restated	$(14,606)	$(3,016)

CONDENSED CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

(in thousands)	July 31, 2004
Total assets, as previously reported	$4,537,781
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	32,726
Tenant Allowances - Impairments	292
Depreciation Lives of Leasehold Improvements	(162)
Other Items:
Reclassifications	(41,339)
Tax Items	11,924
Purchase Discounts	(8,198)
Store Stock Supplies	(2,422)
Other	(2,979)

Total adjustments	(10,158)

Total assets, as restated	$4,527,623

Cash and Cash Equivalents

(in thousands)	July 31, 2004
Cash and cash equivalents, as previously reported	$205,323
Adjustments:
Other Items:
Reclassifications	(24,733)
Other	(3)

Total adjustments	(24,736)

Cash and cash equivalents, as restated	$180,587

Merchandise Inventories

(in thousands)	July 31, 2004
Merchandise inventories, as previously reported	$1,469,278
Adjustments:
Other Items:
Purchase Discounts	(8,198)
Other	(1,366)

Total adjustments	(9,564)

Merchandise inventories, as restated	$1,459,714

Other Current Assets

(in thousands)	July 31, 2004
Other current assets, as previously reported	$190,385
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	2,278
Other Items:
Reclassifications	(16,606)
Store Stock Supplies	(2,422)
Other	(990)

Total adjustments	(17,740)

Other current assets, as restated	$172,645

Current Deferred Income Taxes, Net

(in thousands)	July 31, 2004
Current deferred income taxes, net, as previously reported	$83,129
Adjustments:
Other Items:
Tax Items	13,441

Total adjustments	13,441

Current deferred income taxes, net, as restated	$96,570

Property and Equipment, Net of Depreciation

(in thousands)	July 31, 2004
Property and equipment, net, as previously reported	$2,046,985
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	30,448
Tenant Allowances - Impairments	292
Depreciation Lives of Leasehold Improvements	(162)
Other Items:
Other	(1,818)

Total adjustments	28,760

Property and equipment, net, as restated	$2,075,745

Goodwill and Intangibles, Net of Amortization

(in thousands)	July 31, 2004
Goodwill and intangibles, net, as previously reported	$324,709
Adjustments:
Other Items:
Other	1,198

Total adjustments	1,198

Goodwill and intangibles, net, as restated	$325,907

Non-current Deferred Income Taxes, Net

(in thousands)	July 31, 2004
Non-current deferred income taxes, net, as previously reported	$127,046
Adjustments:
Other Items:
Tax Items	(1,517)

Total adjustments	(1,517)

Non-current deferred income taxes, net, as restated	$125,529

Total Current Liabilities

(in thousands)	July 31, 2004
Total current liabilities, as previously reported	$904,937
Adjustments:
Vendor Allowances	26,747
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,448)
Tenant Allowances - Impairments	(5,341)
Rent Holiday	(2,552)
Depreciation Lives of Leasehold Improvements	(240)
Other Items:
Reclassifications	(39,781)
Tax Items	(19,382)
Purchase Discounts	(3,108)
Store Stock Supplies	(780)
Other	(2,122)

Total adjustments	(53,007)

Total current liabilities, as restated	$851,930

Accounts Payable

(in thousands)	July 31, 2004
Accounts payable, as previously reported	$387,030
Adjustments:
Vendor Allowances	31,871
Other Items:
Reclassifications	(30,000)
Other	(1,893)

Total adjustments	(22)

Accounts payable, as restated	$387,008

Accrued Expenses and Other Current Liabilities

(in thousands)	July 31, 2004
Accrued expenses and other current liabilities, as previously reported	$442,959
Adjustments:
Vendor Allowances	(5,124)
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,448)
Tenant Allowances - Impairments	(5,341)
Rent Holiday	(2,552)
Depreciation Lives of Leasehold Improvements	(240)
Other Items:
Reclassifications	(11,339)
Tax Items	(19,382)
Purchase Discounts	(3,108)
Store Stock Supplies	(780)
Other	(229)

Total adjustments	(54,543)

Accrued expenses and other current liabilities, as restated	$388,416

Current Portion of Long-Term Debt

(in thousands)	July 31, 2004
Current portion of long-term debt, as previously reported	$74,948
Adjustments:
Other Items:
Reclassifications	1,558

Total adjustments	1,558

Current portion of long-term debt, as restated	$76,506

Long-Term Debt

(in thousands)	July 31, 2004
Long-term debt, as previously reported	$1,349,762
Adjustments:
Other Items:
Reclassifications	(1,558)

Total adjustments	(1,558)

Long-term debt, as restated	$1,348,204

Other Long-Term Liabilities

(in thousands)	July 31, 2004
Other long-term liabilities, as previously reported	$248,829
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	49,927
Tenant Allowances - Impairments	14,279
Rent Holiday	6,794
Depreciation Lives of Leasehold Improvements	490

Total adjustments	71,490

Other long-term liabilities, as restated	$320,319

Total Shareholders’ Equity

(in thousands)	July 31, 2004
Total shareholders’ equity, as previously reported	$2,034,253
Adjustments:
Vendor Allowances	(26,747)
Operating Leases:
Tenant Allowances - Improvement Incentives	(10,753)
Tenant Allowances - Impairments	(8,646)
Rent Holiday	(4,242)
Depreciation Lives of Leasehold Improvements	(412)
Other Items:
Tax Items	31,306
Purchase Discounts	(5,090)
Store Stock Supplies	(1,642)
Other	(857)

Total adjustments	(27,083)

Total shareholders’ equity, as restated	$2,007,170

The following tables present the effect of the aforementioned adjustments on the Condensed Consolidated Financial Statements, including the percentage of increase (decrease) as a result of the adjustments by line item.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Three Months Ended July 31, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$1,350,357	$—	$1,350,357	0.0%

Cost of sales (excluding depreciation and amortization)	853,438	(7,443)	845,995	-0.9%

Gross margin	496,919	7,443	504,362	1.5%

Selling, general and administrative expenses	369,410	(201)	369,209	-0.1%
Other operating expenses	142,820	1,393	144,213	1.0%
Store pre-opening costs	1,027	(134)	893	-13.0%
Impairments and dispositions	3,312	—	3,312	0.0%

OPERATING INCOME (LOSS)	(19,650)	6,385	(13,265)	-32.5%

Interest expense	(26,162)	(2,599)	(28,761)	9.9%
Other income (expense), net	237	1,851	2,088	NM

INCOME (LOSS) BEFORE INCOME TAXES	(45,575)	5,637	(39,938)	-12.4%
Provision (benefit) for income taxes	(16,635)	2,029	(14,606)	-12.2%

NET INCOME (LOSS)	$(28,940)	$3,608	$(25,332)	-12.5%

Earnings (loss) per common share:	$(0.20)	$0.02	$(0.18)	-10.0%

Weighted average common shares:	141,591		141,591

NM	is defined as “Not Meaningful”

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Six Months Ended July 31, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$2,890,550	$—	$2,890,550	0.0%

Cost of sales (excluding depreciation and amortization)	1,792,036	(5,805)	1,786,231	-0.3%

Gross margin	1,098,514	5,805	1,104,319	0.5%

Selling, general and administrative expenses	756,538	855	757,393	0.1%
Other operating expenses	292,266	1,038	293,304	0.4%
Store pre-opening costs	1,239	(293)	946	-23.6%
Impairments and dispositions	7,371	—	7,371	0.0%

OPERATING INCOME (LOSS)	41,100	4,205	45,305	10.2%

Interest expense	(52,128)	(3,833)	(55,961)	7.4%
Other income (expense), net	138	2,337	2,475	NM

INCOME (LOSS) BEFORE INCOME TAXES	(10,890)	2,709	(8,181)	-24.9%
Provision (benefit) for income taxes	(3,976)	960	(3,016)	-24.1%

NET INCOME (LOSS)	$(6,914)	$1,749	$(5,165)	-25.3%

Earnings (loss) per common share:	$(0.05)	$0.01	$(0.04)	-20.0%

Weighted average common shares:	141,309		141,309

NM	is defined as “Not Meaningful”

CONDENSED CONSOLIDATED BALANCE SHEET

July 31, 2004

(In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$205,323	$(24,736)	$180,587	-12.0%
Merchandise inventories	1,469,278	(9,564)	1,459,714	-0.7%
Other current assets	190,385	(17,740)	172,645	-9.3%
Deferred income taxes, net	83,129	13,441	96,570	16.2%

TOTAL CURRENT ASSETS	1,948,115	(38,599)	1,909,516	-2.0%

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	2,046,985	28,760	2,075,745	1.4%
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	324,709	1,198	325,907	0.4%
DEFERRED INCOME TAXES, NET	127,046	(1,517)	125,529	-1.2%
OTHER ASSETS	90,926	—	90,926	0.0%

TOTAL ASSETS	$4,537,781	$(10,158)	$4,527,623	-0.2%

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$387,030	$(22)	$387,008	0.0%
Accrued expenses and other current liabilities	442,959	(54,543)	388,416	-12.3%
Current portion of long-term debt	74,948	1,558	76,506	2.1%

TOTAL CURRENT LIABILITIES	904,937	(53,007)	851,930	-5.9%

LONG-TERM DEBT	1,349,762	(1,558)	1,348,204	-0.1%
OTHER LONG-TERM LIABILITIES	248,829	71,490	320,319	28.7%

TOTAL LIABILITIES	2,503,528	16,925	2,520,453	0.7%

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	2,034,253	(27,083)	2,007,170	-1.3%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,537,781	$(10,158)	$4,527,623	-0.2%

SUMMARY OF CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended July 31, 2004

(In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Net cash provided by operating activities	$76,813	$(22,209)	$54,604	-28.9%
Net cash used in investing activities	(78,318)	(2,566)	(80,884)	3.3%
Net cash used in financing activities	(159,006)	—	(159,006)	0.0%

Change in cash and cash equivalents	(160,511)	(24,775)	(185,286)	15.4%
Cash and cash equivalents at beginning of year	365,834	39	365,873	0.0%

Cash and cash equivalents at end of year	$205,323	$(24,736)	$180,587	-12.0%

NOTE 3 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and six months ended July 30, 2005 and July 31, 2004 are as follows (income (loss) and shares in thousands):

	For the Three Months Ended July 30, 2005			For the Three Months Ended July 31, 2004
	Income	Weighted Average Shares	Per Share Amount	Restated Loss	Weighted Average Shares	Restated Per Share Amount
Basic EPS	$8,194	139,120	$0.06	$(25,332)	141,591	$(0.18)

Effect of dilutive stock options		5,885	—	—	—	—

Diluted EPS	$8,194	145,005	$0.06	$(25,332)	141,591	$(0.18)

	For the Six Months Ended July 30, 2005			For the Six Months Ended July 31, 2004
	Income	Weighted Average Shares	Per Share Amount	Restated Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$24,365	138,723	$0.18	$(5,165)	141,309	$(0.04)

Effect of dilutive stock options	—	5,649	(0.01)	—	—	—

Diluted EPS	$24,365	144,372	$0.17	$(5,165)	141,309	$(0.04)

Additionally, the Company had 4,469 and 20,114 share awards of potentially dilutive common stock outstanding at July 30, 2005 and July 31, 2004, respectively, that were not included in the computation of diluted EPS because either the Company had a loss for the period, the exercise prices of the options were greater than the average market price of the common shares for the period, or contingent conditions had not been satisfied. There were also 12,307 of potentially exercisable shares under convertible debt at July 30, 2005 and July 31, 2004 that were not included in the computation of diluted EPS because the market price was less than the conversion price or the Company had a loss for the period.

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

NOTE 4 – SALE OF BUSINESS

On July 5, 2005, the Company consummated a transaction with Belk, Inc. (“Belk”), whereby Belk acquired from the Company for $622,404 in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations (hereafter described as “Proffitt’s”), plus the assumption of approximately $1,000 in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores which generated fiscal 2004 revenues of approximately $700,000.

Upon the closing of the transaction, Belk entered into a Transition Services Agreement (“TSA”) whereby the Company will continue to provide, for varying transition periods, certain back office services related to the Proffitt’s operations. Such operations include certain information technology, telecommunications, credit, store planning and distribution services, among others. The services provided will cease as Belk becomes able to absorb the operations within its back office infrastructure. The TSA qualifies as continuing involvement in accordance with FAS 144, and therefore, precludes the presentation of the sold business as discontinued operations within the accompanying consolidated financial statements.

The following table provides details of the disposed operations of the Proffitt’s business that are included within the accompanying condensed consolidated balance sheets at January 29, 2005 and July 31, 2004 and the condensed consolidated statements of income for the three and six-month periods ended July 30, 2005 and July 31, 2004.

	January 29, 2005	July 31, 2004
Merchandise inventory	$164,306	$151,973
Property and equipment	$270,922	$263,078
Goodwill	$88,000	$88,000
Other current assets	$3,895	$4,100

Accounts payable and other current liabilities	$45,935	$48,527
Other long-term liabilities	$4,761	$5,008

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$100,702	$136,356	$263,257	$288,530
Net income	$(1,008)	$3,449	$1,898	$7,462
Diluted earnings per share	$(0.01)	$0.02	$0.01	$0.05

After considering the assets and liabilities sold, liabilities settled, transaction fees and severance, the Company realized a net gain of $156,916 on the sale. The components of these charges and the status of the related liability are as follows:

	2005 Charges/ (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at July 30, 2005
Asset Impairments (Gains)	$(161,991)	$(622,404)	$460,413	$—
Severance, Transaction Fees and Other Costs	5,075	5,075	—	—

	$(156,916)	$(617,329)	$460,413	$—

Additionally, the Company announced on April 29, 2005 that it is exploring strategic alternatives for its Northern Department Store Group (as a single business operation), operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers (which generated fiscal 2004 revenues of approximately $2,200,000), as well as its Club Libby Lu specialty store business (which generated fiscal 2004 revenues of approximately $30,000). The strategic alternatives could include the sale of the northern department store division and/or Club Libby Lu.

NOTE 5 – DEBT AND SHARE ACTIVITY

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

On July 19, 2005 the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes that would, among other things, extend to October 31, 2005, for purposes of the indentures, the Company’s deadlines to file the 2004 Form 10-K and the Company’s Quarterly Report on Form 10-Q for the first and second quarters of 2005. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585,700 in principal amount of senior notes and received consents from holders of a majority of every issue of its senior notes and of its convertible notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of $28,991 related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. Subsequent to the end of the second quarter, the Company repurchased $21,435 of additional senior notes at par through unsolicited open market repurchases.

At July 31, 2004, the Company had interest rate swap agreements with notional amounts of $150,000 and $100,000, which swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. The fair value of these swaps at July 31, 2004 was a loss of $7,246. During 2004 the Company cancelled all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest swap agreements, the Company had total unamortized net gains/(losses) of ($632) and $4,085 at July 30, 2005 and July 31, 2004, respectively, which are being amortized as a component of interest expense through 2010. There were no swap agreements outstanding at July 30, 2005.

During the first six months ended July 30, 2005 the Company did not purchase any shares of Saks’s common stock. At July 30, 2005, there were 15,689 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans for a significant portion of its employees. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense for the three and six months ended July 30, 2005 and July 31, 2004 were as follows:

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$1,913	$1,731	$3,826	$3,462
Interest cost	5,442	5,557	10,884	11,114
Expected return on plan assets	(5,761)	(5,983)	(11,522)	(11,966)
Net amortization of losses and prior service costs	2,599	1,469	5,198	2,938

Net periodic pension expense	$4,193	$2,774	$8,386	$5,548

The Company expects minimal funding requirements in 2005 and 2006.

NOTE 7 – STOCK-BASED COMPENSATION

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

	Three Months Ended		Six Months Ended
		Restated		Restated
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income (loss) as reported	$8,194	$(25,332)	$24,365	$(5,165)

Add: Stock-based compensation expense included in net income (loss), net of related tax effects	5,882	1,071	7,627	3,396

Deduct: Total stock-based employee compensation expense determined under the fair value method	(6,841)	(4,436)	(9,584)	(10,749)

Pro forma net income (loss)	$7,235	$(28,697)	$22,408	$(12,518)

Basic earnings(loss) per common share
As reported	$0.06	$(0.18)	$0.18	$(0.04)
Pro forma	$0.05	$(0.20)	$0.16	$(0.09)

Diluted earnings (loss) per common share
As reported	$0.06	$(0.18)	$0.17	$(0.04)
Pro forma	$0.05	$(0.20)	$0.16	$(0.09)

NOTE 8 – CONTINGENCIES

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

On May 20, 2004, Onward Kashiyama USA, Inc. (“Onward”) filed a breach of contract claim against the Company and SFAE. The suit alleged that, starting in 1999, the Company took unauthorized chargebacks with respect to Onward’s delivery of merchandise to the Company. The suit sought damages in the amount of such allegedly improper chargebacks. The Company determined that it had improperly collected markdown allowances from Onward. The Company and Onward settled the claim on August 23, 2005.

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

OTHER

The terms of a customer proprietary credit card program with Household Bank (SB), N.A. (now HSBC Bank Nevada, N.A., an affiliate of Household International (“HSBC”)) allow each party to terminate the Program Agreement upon the occurrence of specified events. If HSBC were to terminate the Program Agreement, the Company might be required to return to HSBC a declining portion of the premium it received when the credit card portfolio was sold to HSBC in 2003. The maximum contingent payment had the program been terminated early at July 30, 2005 would have been approximately $90,000. If the Company were to terminate the program, the Company would have the right to purchase the credit card accounts and associated accounts receivable from HSBC at their fair value.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

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

Upon the adoption of SFAS No. 123R, the Company will be required to expense all stock options over the vesting period in its statement of operations, including the remaining vesting period associated with unvested options outstanding as of June 15, 2005. For the three-month periods ended July 30, 2005 and July 31, 2004, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been approximately $7,000, and $4,000, respectively, and for the six-month periods ended July 30, 2005 and July 31, 2004, total stock-based employee compensation expense, net of related tax effects, would have been approximately $10,000, and $11,000, respectively.

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

NOTE 10 – SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Three Months Ended		Six Months Ended
		Restated		Restated
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales:
Saks Department Stores Group	$725,301	$770,350	$1,569,590	$1,628,191
Saks Fifth Avenue Enterprises	589,951	580,007	1,295,721	1,262,359

	$1,315,252	$1,350,357	$2,865,311	$2,890,550

Operating Income (Loss):
Saks Department Stores Group	$2,351	$3,801	$22,497	$32,675
Saks Fifth Avenue Enterprises	(42,826)	(6,150)	(1,996)	39,398
Items not allocated	133,564	(10,916)	124,623	(26,768)

	$93,089	$(13,265)	$145,124	$45,305

Depreciation and Amortization:
Saks Department Stores Group	$26,293	$31,012	$58,179	$60,829
Saks Fifth Avenue Enterprises	25,660	25,289	50,852	49,637
Other	693	546	1,253	1,093

	$52,646	$56,847	$110,284	$111,559

Total Assets:
Saks Department Stores Group	$1,625,482	$2,172,826	$1,625,482	$2,172,826
Saks Fifth Avenue Enterprises	1,676,902	1,716,425	1,676,902	1,716,425
Other	787,560	638,372	787,560	638,372

	$4,089,944	$4,527,623	$4,089,944	$4,527,623

Capital Expenditures:
Saks Department Stores Group	$24,953	$26,471	$45,211	$44,534
Saks Fifth Avenue Enterprises	25,271	7,839	40,417	15,970
Other	9,361	11,020	15,420	23,973

	$59,585	$45,330	$101,048	$84,477

“Operating Income” for the segments includes sales; cost of sales; direct selling, general, and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally represented by two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal (except for the costs associated with the Audit Committee investigation which have been allocated to SFAE) and finance support services, and general corporate management; and

(2) certain items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance. During the three and six-month periods ended July 30, 2005 and July 31, 2004, items not allocated were comprised of the following:

	Three Months Ended		Six Months Ended
		Restated		Restated
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
General corporate expenses	$(21,562)	$(7,604)	$(32,816)	$(19,397)
Impairments and dispositions	156,691	(3,312)	159,940	(7,371)
Other items, net	(1,565)	—	(2,501)	—

Items not allocated	$133,564	$(10,916)	$124,623	$(26,768)

General corporate expenses increased during the three and six-month periods ending July 30, 2005 due to certain management equity compensation and retention costs associated with the contemplated strategic alternatives at SDSG. During the three and six-month periods ending July 30, 2005, impairments and dispositions primarily consisted of a gain associated with the sale of the Proffitt’s/McRae’s business. Other items during the three and six-month periods ending July 30, 2005 principally related to severance and other costs associated with the SFAE store closures.

Impairments and dispositions during the three and six-month periods ending July 31, 2004 largely related to store closures and the write-off of software.

NOTE 11 – STORE CLOSINGS AND OTHER ACTIVITIES

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

As it relates to these SFAE closings, the Company realized net gains of $1,261 during the six months ended July 30, 2005, primarily resulting from net gains from the sale of closed stores, offset by severance charges, markdowns and other costs associated with the closings. Severance costs represent the portion of accrued benefits for employees that will exit when the stores are closed. Lease termination costs are included in Impairments and Dispositions, markdown charges are included in Gross Margin, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Consolidated Statements of Income. The components of these charges/gains and the status of any related liability are as follows:

		Cash
	2005 Charges/ (Gains)	(Proceeds)/ Payments	Non-Cash Uses	Payable at July 30, 2005
Asset Impairments (Gains)	$(2,639)	$(4,078)	$1,439	$—
Lease Termination and Dead Rent Charges	(226)	(226)	—	—
Severance, Markdowns and Other Costs	1,604	692	241	671

	$(1,261)	$(3,612)	$1,680	$671

The Company anticipates that the remaining SFAE store closings will result in charges similar to its original estimates.

During the six months ended July 30, 2005, the Company also incurred net charges of $494 associated with the sale of four Proffitt’s stores in North Carolina, which were sold separate from the 47 stores described at Note 4. Asset impairments are included in Impairments and Dispositions and markdown charges are included in Gross Margin in the accompanying Consolidated Statements of Income. The components of these charges and the status of any related liability are as follows:

		Cash
	2005 Charges/ (Gains)	(Proceeds)/ Payments	Non-Cash Uses	Payable at April 30, 2005
Asset Impairments (Gains)	$(87)	$(9,100)	$9,013	$—
Markdown Charges	581		581	—

	$494	$(9,100)	$9,594	$—

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate. During the six months ended July 30, 2005, the Company incurred net charges of $244 related to asset impairments, primarily at its SDSG stores. The components of these charges and the status of the related liability are as follows:

		Cash
	2005 Charges/ (Gains)	(Proceeds)/ Payments	Non-Cash Uses	Payable at July 30, 2005
Asset Impairments	$244	$(13)	$257	$—

	$244	$(13)	$257	$—

During the three and six months ended July 30, 2005, the Company did not incur additional charges, other than a loss on extinguishment of debt in the amount of $28,991 related to the cash tender offers and consent solicitations discussed in Note 5.

NOTE 12 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the subsidiaries of Saks Incorporated) .

The condensed consolidating financial statements presented as of and for the three and six-month periods ended July 30, 2005 and July 31, 2004 and as of January 29, 2005 reflect the legal entity compositions at the respective dates. In December 2003, the non-guarantor subsidiaries associated with the Company’s former proprietary credit card securitization program were dissolved. Thus, there were no assets or liabilities associated with non-guarantor subsidiaries at July 30, 2005, January 29, 2005 or July 31, 2004.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At July 30, 2005, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$221,950	$28,014		$249,964
Merchandise inventories	3,804	1,279,911		1,283,715
Other current assets		162,849		162,849
Deferred income taxes, net		84,946		84,946

Total Current Assets	225,754	1,555,720	—	1,781,474

Property and Equipment, net	4,279	1,776,465		1,780,744
Goodwill and Intangibles, net		235,362		235,362
Deferred Income Taxes, net		233,672		233,672
Other Assets	14,892	43,800		58,692
Investment in and Advances to Subsidiaries	2,614,115		$(2,614,115)

Total Assets	$2,859,040	$3,845,019	$(2,614,115)	$4,089,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$951	$392,872		$393,823
Accrued expenses and other current liabilities	9,772	465,047		474,819
Current portion of long-term debt		7,525		7,525

Total Current Liabilities	10,723	865,444	—	876,167

Long-Term Debt	633,682	121,485		755,167
Other Long-Term Liabilities	600	321,925		322,525
Investment by and Advances from Parent		2,614,115	$(2,614,115)
Shareholders’ Equity	2,136,085			2,136,085

Total Liabilities and Shareholders’ Equity	$2,781,090	$3,922,969	$(2,614,115)	$4,089,944

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JULY 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,932	$1,310,320		$1,315,252
Costs and expenses
Cost of sales	2,859	852,712		855,571
Selling, general and administrative expenses	2,889	379,911		382,800
Other operating expenses	431	139,454		139,885
Store pre-opening costs		598		598
Impairments and dispositions		(156,691)		(156,691)

Operating income (loss)	(1,247)	94,336	—	93,089

Other income (expense)
Equity in earnings of subsidiaries	$57,105		$(57,105)
Interest expense	(19,654)	$(6,660)		$(26,314)
Loss on extinguishment of debt	(28,991)			(28,991)
Other income (expense), net		2,967		2,967

Income (loss) before income taxes	7,213	90,643	(57,105)	40,751

Provision (benefit) for income taxes	(981)	33,538		32,557

Net income (loss)	$8,194	$57,105	$(57,105)	$8,194

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,903	$2,854,408		$2,865,311
Costs and expenses
Cost of sales	6,446	1,795,787		1,802,233
Selling, general and administrative expenses	5,989	778,968		784,957
Other operating expenses	901	291,178		292,079
Store pre-opening costs		858		858
Impairments and dispositions		(159,940)		(159,940)

Operating income (loss)	(2,433)	147,557	—	145,124

Other income (expense)
Equity in earnings of subsidiaries	$87,943		$(87,943)
Interest expense	(41,335)	$(13,189)		$(54,524)
Loss on extinguishment of debt	(28,991)			(28,991)
Other income (expense), net	0	5,225		5,225

Income before income taxes	15,184	139,593	(87,943)	66,834

Provision (benefit) for income taxes	(9,181)	51,650		42,469

Net income	$24,365	$87,943	$(87,943)	$24,365

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$24,365	$87,943	$(87,943)	$24,365
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(87,943)		87,943
Extraordinary loss on extinguishment of debt	28,991			28,991
Depreciation and amortization	538	109,746		110,284
Equity compensation	11,113			11,113
Deferred income taxes		26,305		26,305
Impairments and dispositions		(159,940)		(159,940)
Changes in operating assets and liabilities, net	17,990	(22,579)		(4,589)

Net Cash Provided By (Used In) Operating Activities	(4,946)	41,475	—	36,529

INVESTING ACTIVITIES
Purchases of property and equipment		(101,048)		(101,048)
Proceeds from the sale of assets		13,224		13,224
Proceeds from the sale of Proffitt’s/McRae’s		622,404		622,404
Cash paid related to sale of Proffitt’s		(1,340)		(1,340)

Net Cash Provided by Investing Activities		533,240		533,240

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	588,131	(588,131)
Payments on long-term debt and capital lease obligations	(585,672)	(3,673)		(589,345)
Payment of dividend	(448)			(448)
Proceeds from issuance of common stock	12,884			12,884

Net Cash Used In Financing Activities	14,895	(591,804)		(576,909)

Increase (Decrease) In Cash and Cash Equivalents	9,949	(17,089)		(7,140)

Cash and Cash Equivalents at beginning of period	212,001	45,103		257,104

Cash and Cash Equivalents at end of period	$221,950	$28,014	$—	$249,964

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 31, 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$144,000	$36,587		$180,587
Merchandise inventories	3,759	1,455,955		1,459,714
Other current assets		172,645		172,645
Deferred income taxes, net		96,570		96,570

Total Current Assets	147,759	1,761,757		1,909,516

Property and Equipment, net	5,309	2,070,436		2,075,745
Goodwill and Intangibles, net		325,907		325,907
Deferred Income Taxes, net		125,529		125,529
Other Assets	47,149	43,777		90,926
Investment in and Advances to Subsidiaries	3,125,518		$(3,125,518)

Total Assets	$3,325,735	$4,327,406	$(3,125,518)	$4,527,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$940	$386,068		$387,008
Accrued expenses and other current liabilities	22,520	365,896		388,416
Current portion of long-term debt	70,363	6,143		76,506

Total Current Liabilities	93,823	758,107		851,930

Long-Term Debt	1,216,825	131,379		1,348,204
Other Long-Term Liabilities	7,917	312,402		320,319
Investment by and Advances from Parent		3,125,518	$(3,125,518)
Shareholders’ Equity	2,007,170			2,007,170

Total Liabilities and Shareholders’ Equity	$3,325,735	$4,327,406	$(3,125,518)	$4,527,623

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,963	$1,346,394		$1,350,357
Costs and expenses
Cost of sales	2,367	843,628		845,995
Selling, general and administrative expenses	3,166	366,043		369,209
Other operating expenses	1,087	143,126		144,213
Store pre-opening costs		893		893
Impairments and dispositions		3,312		3,312

Operating loss	(2,657)	(10,608)	—	(13,265)

Other income (expense)
Equity in earnings of subsidiaries	$(9,942)		$9,942
Interest expense	(21,500)	$(7,261)		$(28,761)
Other income (expense), net		2,088		2,088

Loss before income taxes	(34,099)	(15,781)	9,942	(39,938)

Benefit for income taxes	(8,767)	(5,839)		(14,606)

Net loss	$(25,332)	$(9,942)	$9,942	$(25,332)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 31, 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$8,916	$2,881,634		$2,890,550
Costs and expenses
Cost of sales	5,399	1,780,832		1,786,231
Selling, general and administrative expenses	6,026	751,367		757,393
Other operating expenses	2,313	290,991		293,304
Store pre-opening costs		946		946
Impairments and dispositions		7,371		7,371

Operating income (loss)	(4,822)	50,127	—	45,305

Other income (expense)
Equity in earnings of subsidiaries	$25,342		$(25,342)
Interest expense	(43,585)	$(12,376)		$(55,961)
Other income (expense), net	0	2,475		2,475

Income (loss) before income taxes	(23,065)	40,226	(25,342)	(8,181)

Provision (benefit) for income taxes	(17,900)	14,884		(3,016)

Net income (loss)	$(5,165)	$25,342	$(25,342)	$(5,165)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(5,165)	$25,342	$(25,342)	$(5,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(25,342)		25,342
Depreciation and amortization	532	111,027		111,559
Equity compensation	5,121			5,121
Deferred income taxes		(9,884)		(9,884)
Impairments and dispositions		7,371		7,371
Changes in operating assets and liabilities, net	8,518	(62,916)		(54,398)

Net Cash Provided By (Used In) Operating Activities	(16,336)	70,940	—	54,604

INVESTING ACTIVITIES
Purchases of property and equipment		(84,477)		(84,477)
Proceeds from the sale of assets		3,593		3,593

Net Cash Used In Investing Activities		(80,884)		(80,884)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(10,978)	10,978
Proceeds from issuing convertible senior notes	230,000			230,000
Payments on long-term debt and capital lease obligations	(72,286)	(9,320)		(81,606)
Payments for hedge and call options associated with convertible notes	(25,043)			(25,043)
Purchases and retirements of common stock	(18,661)			(18,661)
Cash dividends paid	(282,700)			(282,700)
Proceeds from issuance of common stock	19,004			19,004

Net Cash Provided By (Used In) Financing Activities	(160,664)	1,658		(159,006)

Increase In Cash and Cash Equivalents	(177,000)	(8,286)		(185,286)

Cash and Cash Equivalents at beginning of period	321,000	44,873		365,873

Cash and Cash Equivalents at end of period	$144,000	$36,587	$—	$180,587

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 29, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$212,001	$45,103		$257,104
Merchandise inventories	3,582	1,512,689		1,516,271
Other current assets		127,082		127,082
Deferred income taxes, net		178,558		178,558

Total Current Assets	215,583	1,863,432		2,079,015

Property and Equipment, net	4,784	2,042,055		2,046,839
Goodwill and Intangibles, net		323,761		323,761
Deferred Income Taxes, net		166,364		166,364
Other Assets	44,251	43,849		88,100
Investment in and Advances to Subsidiaries	3,062,237		$(3,062,237)

Total Assets	$3,326,855	$4,439,461	$(3,062,237)	$4,704,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$896	$377,498		$378,394
Accrued expenses and other current liabilities	20,974	532,937		553,911
Current portion of long-term debt		7,715		7,715

Total Current Liabilities	21,870	918,150		940,020

Long-Term Debt	1,219,968	126,254		1,346,222
Other Long-Term Liabilities	600	332,820		333,420
Investment by and Advances from Parent		3,062,237	$(3,062,237)
Shareholders’ Equity	2,084,417			2,084,417

Total Liabilities and Shareholders’ Equity	$3,326,855	$4,439,461	$(3,062,237)	$4,704,079

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

MANAGEMENT’S OVERVIEW

GENERAL

Saks Incorporated (and its subsidiaries, together the “Company”) is a U.S. retailer operating traditional and luxury department stores in 37 states. The Company operates its business through two principal business segments: the Saks Department Store Group (“SDSG”) and Saks Fifth Avenue Enterprises (“SFAE”). The Company’s merchandise offerings primarily consist of apparel, shoes, cosmetics and accessories, and to a lesser extent, gifts and home items. The Company offers national branded merchandise complemented by differentiated product through exclusive merchandise from core vendors, assortments from unique and emerging suppliers, and proprietary brands. At July 30, 2005, the Company operated 182 SDSG stores (excluding Club Libby Lu) with 19.9 million square feet, 56 Saks Fifth Avenue stores with 6.1 million square feet, and 50 Off 5th units with 1.4 million square feet. During the quarter, the Company opened six mall-based Club Libby Lu specialty stores, bringing the quarter-end total to 49.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its financial statements for the years ended January 31, 2004; February 1, 2003; February 2, 2002 and February 3, 2001; the financial information for quarters ended May 1, July 31 and October 30, 2004; and the quarters ended May 3, August 2, November 1, 2003 and January 31, 2004 in conjunction with filing its Form 10-K for the fiscal year ended January 29, 2005 (the “2004 Form 10-K”). As a result of this restatement, the Company was not able to file the 2004 Form 10-K in a timely manner. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2004 Form 10-K filed on September 1, 2005, where this restatement is more fully described. Accordingly, the Company has restated its financial statements for the three and six-month periods ended July 31, 2004, as included in this report on Form 10-Q herein.

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

Separately, the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants regarding certain operating lease accounting issues and their application under Generally Accepted Accounting Principles (“GAAP”). As a result of its review, the Company determined that its historical methods of accounting for rent holidays, tenant improvement allowances, and determining lives used in the calculation of depreciation of leasehold improvements and straight-line rent determination for certain leased properties, were not in accordance with GAAP.

The Company also conducted a review of certain other items and made restatement adjustments to its previously issued condensed consolidated financial statements to correct for all of these items.

These condensed consolidated financial statements and notes thereto reflect adjustments to the Company’s previously reported financial information for the quarter ended July 31, 2004.

The following provides details of the adjustments included in the restatement of the Company’s condensed consolidated financial statements and the effect of the adjustments on the Company’s Condensed Consolidated Balance Sheet at July 31, 2004, its Condensed Consolidated Statement of Income for the three and six months ended July 31, 2004 and its Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2004.

IMPROPER COLLECTION OF VENDOR ALLOWANCES

As previously disclosed, at management’s request, the Audit Committee of the Board of Directors conducted an internal investigation into alleged improper collections of vendor markdown allowances. The investigation concluded that markdown allowances had been improperly collected from vendors.

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

The effect of the restatement relating to these improper collections on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

	Three Months Ended	Six Months Ended
Increase (Decrease) (in thousands)	July 31, 2004	July 31, 2004
Condensed Consolidated Statement of Income:
Interest expense	$748	$1,496
Net income	(475)	(950)

		July 31, 2004
Condensed Consolidated Balance Sheet:
Accounts payable		$31,871
Accrued expenses		(5,124)
Total shareholders’ equity		(26,747)

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

The effect of the restatement relating to the improvement incentives portion of these tenant allowances on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

	Three Months Ended	Six Months Ended
Increase (Decrease) (in thousands)	July 31, 2004	July 31, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$377	$797
Net income	(240)	(507)

		July 31, 2004
Condensed Consolidated Balance Sheet:
Other current assets		$2,278
Property and equipment, net		30,448
Accrued expenses		(6,448)
Other long-term liabilities		49,927
Total shareholders’ equity		(10,753)

Consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company annually evaluates the recoverability of its property and equipment and records any impairment loss as the difference between the carrying amount and fair value of the asset. As tenant allowances have historically resulted in an improper reduction in the capitalized amount of leasehold improvements, the carrying value of property and equipment used in the impairment charge has been understated in certain instances. Consequently, the Company has made restatement adjustments to correct for the understatement of impairment charges taken in prior periods.

The effect of the restatement relating to these impairment charges on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

	Three Months Ended	Six Months Ended
Increase (Decrease) (in thousands)	July 31, 2004	July 31, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$(99)	$(197)
Net income	63	125

		July 31, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net		$292
Accrued expenses		(5,341)
Other long-term liabilities		14,279
Total shareholders’ equity		(8,646)

Rent Holiday – Pursuant to paragraph 2 of FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term (including any rent holiday period) unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed. The period from when leased property is made available to the Company for the construction of a new store and when the lease payments begin is a rent holiday. Since the Company did not previously recognize rent expense during the rent holiday period, it was understating rent expense during the construction period, and overstating rent during subsequent periods. The Company has made restatement adjustments to recognize straight-line rent expense beginning on the date that the Company took possession of the leased land or premises.

The effect of the restatement relating to rent holidays on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

	Three Months Ended	Six Months Ended
Increase (Decrease) (in thousands)	July 31, 2004	July 31, 2004
Condensed Consolidated Statement of Income:
Store pre-opening costs	$(134)	$(293)
Net income	85	186

		July 31, 2004
Condensed Consolidated Balance Sheet:
Accrued expense		$(2,552)
Other long-term liabilities		6,794
Total shareholders’ equity		(4,242)

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

The effect of the restatement relating to the symmetry of lease terms on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

	Three Months Ended	Six Months Ended
Increase (Decrease) (in thousands)	July 31, 2004	July 31, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$19	$36
Net income	(13)	(24)

		July 31, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net		$(162)
Accrued expense		(240)
Other long-term liabilities		490
Total shareholders’ equity		(412)

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

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows:

	Three Months Ended	Six Months Ended
Increase (Decrease) (in thousands)	July 31, 2004	July 31, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$(1,466)	$(2,590)
Selling, general and administrative expenses	1,466	2,590
Interest expense	(1,851)	(2,337)
Other income (expense), net	1,851	2,337

		July 31, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents		$(24,733)
Other current assets		(16,606)
Accounts payable		(30,000)
Accrued expenses and other current liabilities		(11,339)
Current portion of long-term debt		1,558
Long-term debt		(1,558)

Tax Items – As part of the restatement process, the Company made adjustments to the provision for income taxes, accrued expenses and deferred tax assets and liabilities to give effect to all of the restatement items described herein including the deductibility of interest related to tax reserve exposure items.

The effect of the restatement relating to these errors on the Company’s condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	July 31, 2004
Condensed Consolidated Balance Sheet:
Current deferred income taxes, net	$13,441
Non-current deferred income taxes, net	(1,517)
Accrued expenses	(19,382)
Total shareholders’ equity	31,306

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

The effect of the restatement relating to this error on the Company’s condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	July 31, 2004
Condensed Consolidated Balance Sheet:
Merchandise inventories	$(8,198)
Accrued expenses	(3,108)
Total shareholders’ equity	(5,090)

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

The effect of the restatement relating to store stock supplies on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

	Three Months Ended	Six Months Ended
Increase (Decrease) (in thousands)	July 31, 2004	July 31, 2004
Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$(4)	$(27)
Net income	3	18

		July 31, 2004
Condensed Consolidated Balance Sheet:
Other current assets		$(2,422)
Accrued expenses		(780)
Total shareholders’ equity		(1,642)

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

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

	Three Months Ended	Six Months Ended
Increase (Decrease) (in thousands)	July 31, 2004	July 31, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$(5,977)	$(3,215)
Selling, general and administrative expenses	(1,663)	(1,708)
Other operating expenses	1,096	402
Net income	4,185	2,901

		July 31, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents		$(3)
Merchandise inventories		(1,366)
Other current assets		(990)
Property and equipment, net		(1,818)
Goodwill and intangibles, net		1,198
Accounts payable		(1,893)
Accrued expenses		(229)
Total shareholders’ equity		(857)

The effect of these errors on net income included the following components:

	Three Months Ended	Six Months Ended
(in thousands)	July 31, 2004	July 31, 2004
Inventory valuation	$3,823	$2,069
Other, net	362	832

Total	$4,185	$2,901

The following tables summarize the effect of the adjustments included in the restatement on significant statement of income and balance sheet components.

CONDENSED CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

	Three Months Ended	Six Months Ended
(in thousands)	July 31, 2004	July 31, 2004
Net income, as previously reported	$(28,940)	$(6,914)
Adjustments:
Vendor Allowances	(475)	(950)
Operating Leases:
Tenant Allowances-Improvement Incentives	(240)	(507)
Tenant Allowances-Impairments	63	125
Rent Holiday	85	186
Depreciation Lives of Leasehold Improvements	(13)	(24)
Other Items:
Store Stock Supplies	3	18
Other	4,185	2,901

Total adjustments	3,608	1,749

Net income, as restated	$(25,332)	$(5,165)

Cost of Sales (excluding depreciation and amortization)

	Three Months Ended	Six Months Ended
(in thousands)	July 31, 2004	July 31, 2004
Cost of sales, as previously reported	$853,438	$1,792,036
Adjustments:
Other Items:
Reclassifications	(1,466)	(2,590)
Other	(5,977)	(3,215)

Total adjustments	(7,443)	(5,805)

Cost of sales, as restated	$845,995	$1,786,231

Selling, General and Administrative Expenses

	Three Months Ended	Six Months Ended
(in thousands)	July 31, 2004	July 31, 2004
Selling, general and administrative expenses, as previously reported	$369,410	$756,538
Adjustments:
Other Items:
Reclassifications	1,466	2,590
Store Stock Supplies	(4)	(27)
Other	(1,663)	(1,708)

Total adjustments	(201)	855

Selling, general and administrative expenses, as restated	$369,209	$757,393

Other Operating Expenses

	Three Months Ended	Six Months Ended
(in thousands)	July 31, 2004	July 31, 2004
Other operating expenses, as previously reported	$142,820	$292,266
Adjustments:
Operating Leases:
Tenant Allowances-Improvement Incentives	377	797
Tenant Allowances-Impairments	(99)	(197)
Depreciation Lives of Leasehold Improvements	19	36
Other Items:
Other	1,096	402

Total adjustments	1,393	1,038

Other operating expenses, as restated	$144,213	$293,304

Store Pre-Opening Costs

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004

Store pre-opening costs, as previously reported	$1,027	$1,239
Adjustments:
Operating Leases:
Rent Holiday	(134)	(293)

Total adjustments	(134)	(293)

Store pre-opening costs, as restated	$893	$946

Interest Expense

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004

Interest expense, as previously reported	$(26,162)	$(52,128)
Adjustments:
Vendor Allowances	(748)	(1,496)
Other Items:
Reclassifications	(1,851)	(2,337)

Total adjustments	(2,599)	(3,833)

Interest expense, as restated	$(28,761)	$(55,961)

Other Income (Expense)

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004

Other income (expense), net, as previously reported	$237	$138
Adjustments:
Other Items:
Reclassifications	1,851	2,337

Total adjustments	1,851	2,337

Other income (expense), net, as restated	$2,088	$2,475

Provision for Income Taxes

(in thousands)	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004

Provision for income taxes, as previously reported	$(16,635)	$(3,976)
Adjustments:
Vendor Allowances	(273)	(546)
Operating Leases:
Tenant Allowances - Improvement Incentives	(137)	(290)
Tenant Allowances - Impairments	36	72
Rent Holiday	49	107
Depreciation Lives of Leasehold Improvements	(6)	(12)
Other Items:
Store Stock Supplies	1	9
Other	2,359	1,620

Total adjustments	2,029	960

Provision for income taxes, as restated	$(14,606)	$(3,016)

CONDENSED CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

(in thousands)	July 31, 2004

Total assets, as previously reported	$4,537,781
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	32,726
Tenant Allowances - Impairments	292
Depreciation Lives of Leasehold Improvements	(162)
Other Items:
Reclassifications	(41,339)
Tax Items	11,924
Purchase Discounts	(8,198)
Store Stock Supplies	(2,422)
Other	(2,979)

Total adjustments	(10,158)

Total assets, as restated	$4,527,623

Cash and Cash Equivalents

(in thousands)	July 31, 2004
Cash and cash equivalents, as previously reported	$205,323
Adjustments:
Other Items:
Reclassifications	(24,733)
Other	(3)

Total adjustments	(24,736)

Cash and cash equivalents, as restated	$180,587

Merchandise Inventories

(in thousands)	July 31, 2004
Merchandise inventories, as previously reported	$1,469,278
Adjustments:
Other Items:
Purchase Discounts	(8,198)
Other	(1,366)

Total adjustments	(9,564)

Merchandise inventories, as restated	$1,459,714

Other Current Assets

(in thousands)	July 31, 2004
Other current assets, as previously reported	$190,385
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	2,278
Other Items:
Reclassifications	(16,606)
Store Stock Supplies	(2,422)
Other	(990)

Total adjustments	(17,740)

Other current assets, as restated	$172,645

Current Deferred Income Taxes, Net

(in thousands)	July 31, 2004
Current deferred income taxes, net, as previously reported	$83,129
Adjustments:
Other Items:
Tax Items	13,441

Total adjustments	13,441

Current deferred income taxes, net, as restated	$96,570

Property and Equipment, Net of Depreciation

(in thousands)	July 31, 2004
Property and equipment, net, as previously reported	$2,046,985
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	30,448
Tenant Allowances - Impairments	292
Depreciation Lives of Leasehold Improvements	(162)
Other Items:
Other	(1,818)

Total adjustments	28,760

Property and equipment, net, as restated	$2,075,745

Goodwill and Intangibles, Net of Amortization

(in thousands)	July 31, 2004
Goodwill and intangibles, net, as previously reported	$324,709
Adjustments:
Other Items:
Other	1,198

Total adjustments	1,198

Goodwill and intangibles, net, as restated	$325,907

Non-current Deferred Income Taxes, Net

(in thousands)	July 31, 2004
Non-current deferred income taxes, net, as previously reported	$127,046
Adjustments:
Other Items:
Tax Items	(1,517)

Total adjustments	(1,517)

Non-current deferred income taxes, net, as restated	$125,529

Total Current Liabilities

(in thousands)	July 31, 2004
Total current liabilities, as previously reported	$904,937
Adjustments:
Vendor Allowances	26,747
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,448)
Tenant Allowances - Impairments	(5,341)
Rent Holiday	(2,552)
Depreciation Lives of Leasehold Improvements	(240)
Other Items:
Reclassifications	(39,781)
Tax Items	(19,382)
Purchase Discounts	(3,108)
Store Stock Supplies	(780)
Other	(2,122)

Total adjustments	(53,007)

Total current liabilities, as restated	$851,930

Accounts Payable

(in thousands)	July 31, 2004
Accounts payable, as previously reported	$387,030
Adjustments:
Vendor Allowances	31,871
Other Items:
Reclassifications	(30,000)
Other	(1,893)

Total adjustments	(22)

Accounts payable, as restated	$387,008

Accrued Expenses and Other Current Liabilities

(in thousands)	July 31, 2004
Accrued expenses and other current liabilities, as previously reported	$442,959
Adjustments:
Vendor Allowances	(5,124)
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,448)
Tenant Allowances - Impairments	(5,341)
Rent Holiday	(2,552)
Depreciation Lives of Leasehold Improvements	(240)
Other Items:
Reclassifications	(11,339)
Tax Items	(19,382)
Purchase Discounts	(3,108)
Store Stock Supplies	(780)
Other	(229)

Total adjustments	(54,543)

Accrued expenses and other current liabilities, as restated	$388,416

Current Portion of Long-Term Debt

(in thousands)	July 31, 2004
Current portion of long-term debt, as previously reported	$74,948
Adjustments:
Other Items:
Reclassifications	1,558

Total adjustments	1,558

Current portion of long-term debt, as restated	$76,506

Long-Term Debt

(in thousands)	July 31, 2004
Long-term debt, as previously reported	$1,349,762
Adjustments:
Other Items:
Reclassifications	(1,558)

Total adjustments	(1,558)

Long-term debt, as restated	$1,348,204

Other Long-Term Liabilities

(in thousands)	July 31, 2004
Other long-term liabilities, as previously reported	$248,829
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	49,927
Tenant Allowances - Impairments	14,279
Rent Holiday	6,794
Depreciation Lives of Leasehold Improvements	490

Total adjustments	71,490

Other long-term liabilities, as restated	$320,319

Total Shareholders’ Equity

(in thousands)	July 31, 2004
Total shareholders’ equity, as previously reported	$2,034,253
Adjustments:
Vendor Allowances	(26,747)
Operating Leases:
Tenant Allowances - Improvement Incentives	(10,753)
Tenant Allowances - Impairments	(8,646)
Rent Holiday	(4,242)
Depreciation Lives of Leasehold Improvements	(412)
Other Items:
Tax Items	31,306
Purchase Discounts	(5,090)
Store Stock Supplies	(1,642)
Other	(857)

Total adjustments	(27,083)

Total shareholders’ equity, as restated	$2,007,170

The following tables present the effect of the aforementioned adjustments on the Condensed Consolidated Financial Statements, including the percentage of increase (decrease) as a result of the adjustments by line item.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Three Months Ended July 31, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$1,350,357	$—	$1,350,357	0.0%

Cost of sales (excluding depreciation and amortization)	853,438	(7,443)	845,995	-0.9%

Gross margin	496,919	7,443	504,362	1.5%

Selling, general and administrative expenses	369,410	(201)	369,209	-0.1%
Other operating expenses	142,820	1,393	144,213	1.0%
Store pre-opening costs	1,027	(134)	893	-13.0%
Impairments and dispositions	3,312	—	3,312	0.0%

OPERATING INCOME (LOSS)	(19,650)	6,385	(13,265)	-32.5%

Interest expense	(26,162)	(2,599)	(28,761)	9.9%
Other income (expense), net	237	1,851	2,088	NM

INCOME (LOSS) BEFORE INCOME TAXES	(45,575)	5,637	(39,938)	-12.4%
Provision (benefit) for income taxes	(16,635)	2,029	(14,606)	-12.2%

NET INCOME (LOSS)	$(28,940)	$3,608	$(25,332)	-12.5%

Earnings (loss) per common share:	$(0.20)	$0.02	$(0.18)	-10.0%

Weighted average common shares:	141,591		141,591

NM	is defined as “Not Meaningful”

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Six Months Ended July 31, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$2,890,550	$—	$2,890,550	0.0%

Cost of sales (excluding depreciation and amortization)	1,792,036	(5,805)	1,786,231	-0.3%

Gross margin	1,098,514	5,805	1,104,319	0.5%

Selling, general and administrative expenses	756,538	855	757,393	0.1%
Other operating expenses	292,266	1,038	293,304	0.4%
Store pre-opening costs	1,239	(293)	946	-23.6%
Impairments and dispositions	7,371	—	7,371	0.0%

OPERATING INCOME (LOSS)	41,100	4,205	45,305	10.2%

Interest expense	(52,128)	(3,833)	(55,961)	7.4%
Other income (expense), net	138	2,337	2,475	NM

INCOME (LOSS)BEFORE INCOME TAXES	(10,890)	2,709	(8,181)	-24.9%
Provision (benefit) for income taxes	(3,976)	960	(3,016)	-24.1%

NET INCOME (LOSS)	$(6,914)	$1,749	$(5,165)	-25.3%

Earnings (loss) per common share:	$(0.05)	$0.01	$(0.04)	-20.0%

Weighted average common shares:	141,309		141,309

NM	is defined as “Not Meaningful”

CONDENSED CONSOLIDATED BALANCE SHEET

July 31, 2004

(In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$205,323	$(24,736)	$180,587	-12.0%
Merchandise inventories	1,469,278	(9,564)	1,459,714	-0.7%
Other current assets	190,385	(17,740)	172,645	-9.3%
Deferred income taxes, net	83,129	13,441	96,570	16.2%

TOTAL CURRENT ASSETS	1,948,115	(38,599)	1,909,516	-2.0%

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	2,046,985	28,760	2,075,745	1.4%
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	324,709	1,198	325,907	0.4%
DEFERRED INCOME TAXES, NET	127,046	(1,517)	125,529	-1.2%
OTHER ASSETS	90,926	—	90,926	0.0%

TOTAL ASSETS	$4,537,781	$(10,158)	$4,527,623	-0.2%

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$387,030	$(22)	$387,008	0.0%
Accrued expenses and other current liabilities	442,959	(54,543)	388,416	-12.3%
Current portion of long-term debt	74,948	1,558	76,506	2.1%

TOTAL CURRENT LIABILITIES	904,937	(53,007)	851,930	-5.9%

LONG-TERM DEBT	1,349,762	(1,558)	1,348,204	-0.1%
OTHER LONG-TERM LIABILITIES	248,829	71,490	320,319	28.7%

TOTAL LIABILITIES	2,503,528	16,925	2,520,453	0.7%

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY	2,034,253	(27,083)	2,007,170	-1.3%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,537,781	$(10,158)	$4,527,623	-0.2%

SUMMARY OF CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended July 31, 2004

(In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Net cash provided by operating activities	$76,813	$(22,209)	$54,604	-28.9%
Net cash used in investing activities	(78,318)	(2,566)	(80,884)	3.3%
Net cash used in financing activities	(159,006)	—	(159,006)	0.0%

Change in cash and cash equivalents	(160,511)	(24,775)	(185,286)	15.4%
Cash and cash equivalents at beginning of year	365,834	39	365,873	0.0%

Cash and cash equivalents at end of year	$205,323	$(24,736)	$180,587	-12.0%

SALE OF BUSINESS

On July 5, 2005, the Company consummated a transaction with Belk, Inc. (“Belk”), whereby Belk acquired from the Company for $622.4 million in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations (hereafter described as “Proffitt’s”), plus the assumption of approximately $1 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores which generated fiscal 2004 revenues of approximately $700 million. After considering the assets and liabilities sold, liabilities settled, transaction fees and severance, the Company realized a net gain of $156.9 million on the sale.

The following table provides details of the disposed operations of the Proffitt’s business that are included within the accompanying condensed consolidated balance sheets at January 29, 2005 and July 31, 2004 and the condensed consolidated statements of income for the three and six-month periods ended July 30, 2005 and July 31, 2004.

	January 29, 2005	July 31, 2004
Merchandise inventory	$164,306	$151,973
Property and equipment	$270,922	$263,078
Goodwill	$88,000	$88,000
Other current assets	$3,895	$4,100

Accounts payable and other current liabilities	$45,935	$48,527
Other long-term liabilities	$4,761	$5,008

	Three Months Ended		Six Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$100,702	$136,356	$263,257	$288,530
Net income	$(1,008)	$3,449	$1,898	$7,462
Diluted earnings per share	$(0.01)	$0.02	$0.01	$0.05

Additionally, the Company announced on April 29, 2005 that it is exploring strategic alternatives for its Northern Department Store Group (as a single business operation), operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers (which generated fiscal 2004 revenues of approximately $2.2 billion), as well as its Club Libby Lu specialty store business (which generated fiscal 2004 revenues of approximately $30 million). The strategic alternatives could include the sale of the northern department store division and/or Club Libby Lu.

FINANCIAL PERFORMANCE SUMMARY

Diluted earnings (loss) per share for the three-month period ended July 30, 2005 increased to $0.06 per share from ($0.18) per share in the three-month period ended July 31, 2004. The current year period included a net gain of $0.40 per diluted share, primarily related to a gain from the sale of Proffitt’s of $0.52 per diluted share, offset by a loss on debt extinguishment of $0.12 per diluted share. The comparable prior year period included a net loss of $0.01 per share primarily related to the write-off of assets related to a closed store.

SFAE realized a 4.2% comparable store sales increase during the three-month period ended July 30, 2005; however, its operating loss worsened to $42.8 million from $6.2 million. The deterioration reflected a substantial decline in the gross margin rate and incremental operating expenses during the quarter.

SDSG experienced a 0.5% comparable store sales increase during the three-month period ended July 30, 2005, and operating income declined by $1.5 million to $2.4 million. The operating income decline related to the sale of Proffitt’s at the end of June 2005 and the resulting loss of contribution for one month.

Consistent with the performance during the second quarter, diluted earnings (loss) per share for the six-month period ended July 30, 2005 increased to $0.17 per share from ($0.04) per share in the six-month period ended July 31, 2004. The current six-month period included a net gain of $0.41 per diluted share, primarily related to the aforementioned sale of Proffitt’s, offset by the loss on debt extinguishment. The prior year six-month period included charges of ($0.03) per share, primarily related to the write-off of assets related to closed stores.

SFAE realized a 4.9% comparable store sales increase during the six-month period ended July 30, 2005 but experienced a decline in operating income of $41.4 million. SDSG experienced a 0.3% comparable store sales decrease during the six-month period ended July 30, 2005 and a decline in operating income of $10.2 million. The SDSG operating income decline was similarly impacted by the loss of one month of Proffitt’s contribution following its sale at the end of June.

Items not allocated to the business segments changed significantly during the year-over-year three and six-month periods. During the three and six months ended July 30, 2005, the Company incurred net gains of $133.6 million and $124.6 million, respectively, primarily related to the gain associated with the sale of Proffitt’s. During the three and six-month period ending July 31, 2004, the Company incurred charges of $3.3 million and $7.4 million, respectively, principally due to asset impairments and charges related to the write-off of software.

The Company believes that an understanding of its reported financial condition and results of operations is not complete without considering the effect of all other components of MD&A included herein.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, items from the Company’s Condensed Consolidated Statements of Income expressed as percentages of net sales.

(numbers may not total due to rounding)

	Three Months Ended		Six Months Ended
		Restated		Restated
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	65.0%	62.6%	62.9%	61.8%
Selling, general & administrative expenses	29.1%	27.3%	27.4%	26.2%
Other operating expenses	10.6%	10.7%	10.2%	10.1%
Store pre-opening costs	0.0%	0.1%	0.0%	0.0%
Impairments and dispositions	-11.9%	0.2%	-5.6%	0.3%

Operating income (loss)	7.1%	-1.0%	5.1%	1.6%
Other income (expense):
Interest expense	-2.0%	-2.1%	-1.9%	-1.9%
Loss on extinguishment of debt	-2.2%	0.0%	-1.0%	0.0%
Other income (expense), net	0.2%	0.2%	0.2%	0.1%

Income (loss) before income taxes	3.1%	-3.0%	2.3%	-0.3%

Provision (benefit) for income taxes	2.5%	-1.1%	1.5%	-0.1%

Net income (loss)	0.6%	-1.9%	0.9%	-0.2%

THREE MONTHS ENDED JULY 30, 2005 COMPARED TO THREE MONTHS ENDED JULY 31, 2004

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended July 31, 2004 to the three-month period ended July 30, 2005:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the three months ended July 31, 2004, as restated	$3.8	$(6.2)	$(10.9)	$(13.3)

Store sales and margin	(20.1)	(24.0)	—	(44.1)
Operating expenses	18.7	(12.6)	(14.0)	(7.9)
Impairments and dispositions	—	—	160.0	160.0
Severence and other costs	—	—	(1.6)	(1.6)

Increase (Decrease)	(1.4)	(36.6)	144.4	106.4

For the three months ended July 30, 2005	$2.4	$(42.8)	$133.5	$93.1

Consolidated

On a consolidated basis, net sales decreased 2.6%, while comparable store sales increased 2.1%. The comparable store sales increase was comprised of a 0.5% increase at SDSG and a 4.2% increase at SFAE. The gain from the sale of Proffitt’s, partially offset by a loss from debt extinguishment, the deterioration in gross margin rate at SFAE and increased operating expenses resulted in an increase in operating income of $106.4 million to $93.1 million.

SFAE

At SFAE, comparable store sales increased 4.2%; however, the gross margin rate declined substantially, related to (i) unsatisfactory inventory management, which led to substantially higher markdowns and (ii) a considerable year-over-year decline in vendor markdown support. Additionally, an increase of $12.6 million in operating expenses primarily reflected approximately $5.5 million of costs associated with the previously disclosed investigation into improper collection of markdown allowances combined with costs necessary to support the increase in sales. As a result, operating income declined by $36.6 million. The net effect of new and closed stores reduced operating income by $2.2 million at SFAE.

SDSG

At SDSG, comparable store sales increased 0.5%. Operating income declined by $1.4 million, resulting from the decline in contribution as a result of the sale of the Proffitt’s business of approximately $4.0 million. The decline was offset in-part by modest positive comparable store sales increases and improved operating performance at the remaining SDSG units. The net effect of new and closed stores resulted in a decrease in operating income of $3.4 million.

Items not allocated to the segments improved by $144.4 million primarily due to the gain associated with the sale of Proffitt’s, slightly offset by increased equity compensation combined with retention costs of approximately $5.7 million associated with the contemplated strategic alternatives at SDSG.

NET SALES

The following table shows relevant net sales information by segment for the three-month periods ended July 30, 2005 and July 31, 2004:

	Three Months Ended		Total (Decrease) Increase	Total % (Decrease) Increase	Comp % (Decrease) Increase
(In Millions)	July 30, 2005	July 31, 2004
SDSG	$725.3	$770.4	$(45.1)	-5.9%	0.5%
SFAE	590.0	580.0	10.0	1.7%	4.2%

Consolidated	$1,315.3	$1,350.4	$(35.1)	-2.6%	2.1%

For the three months ended July 30, 2005, total sales decreased 2.6% year over year, and consolidated comparable store sales increased 2.1%. The 4.2% comparable sales increase at SFAE was indicative of continued strength in the luxury sector; however, it was below expectations. SDSG experienced a 0.5% increase in comparable store sales. The total SDSG sales decline was principally due to the sale of the Proffitt’s business. The net effect of sales from new and closed stores resulted in a reduction of $21.9 million.

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

GROSS MARGIN

For the three months ended July 30, 2005, gross margin was $459.7 million, or 35.0% of net sales, compared to $504.4 million, or 37.4% of net sales, for the three months ended July 31, 2004. Exclusive of the lost contribution from the sale of Proffitt’s, the reduction in gross margin dollars and rate occurred primarily at SFAE, and was attributable to (i) unsatisfactory inventory management which led to substantially higher markdowns and (ii) a considerable year-over-year decline in vendor markdown support. SFAE experienced a challenging operating environment as key members of its merchant and planning teams devoted time to activities surrounding the investigation and a consequential amount of merchant turnover took place during the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended July 30, 2005, SG&A was $382.8 million, or 29.1% of net sales, compared to $369.2 million, or 27.3% of net sales, for the three months ended July 31, 2004. The net increase of $13.6 million in expenses was largely due to an increase in selling expenses, primarily at SFAE, equity compensation, retention costs, and professional services expenses related to the previously mentioned investigation. These expense increases were offset in-part by expense reductions from the sale of Proffitt’s.

OTHER OPERATING EXPENSES

For the three months ended July 30, 2005, other operating expenses were $140.0 million, or 10.6% of net sales, compared to $145.1 million, or 10.7% of net sales, for the three months ended July 31, 2004. The decrease of $5.1 million was principally driven by less depreciation, rent and tax expenses resulting from the sale of Proffitt’s stores.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended July 30, 2005 and July 31, 2004, the Company realized (gains)/losses from impairments and dispositions of ($156.7) million and $3.3 million, respectively. The current quarter net gain primarily related to the sale of Proffitt’s. Prior period charges were principally due to the write-off of fixed assets related to store closings and the write-off of software.

INTEREST EXPENSE

For the three months ended July 30, 2005, interest expense was $26.3 million, or 2.0% of net sales, compared to $28.8 million, or 2.1% of net sales, for the three months ended July 31, 2004. The improvement of $2.5 million was primarily due to the reduction in interest on debt resulting from the repurchase of approximately $585.7 million of senior notes in July 2005.

LOSS ON EXTINGUISHMENT OF DEBT

For the three months ended July 30, 2005, the Company repurchased a total of approximately $585.7 million in principal amount of senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

INCOME TAXES

The effective income tax rates for the three-month periods ending July 30, 2005 and July 31, 2004 were 79.9% and 36.5%, respectively. The increase in the effective rate was primarily the result of the write-off of approximately $88.0 million of goodwill related to the sale of Proffitt’s, of which a portion is non-deductible for tax purposes. The increase was partially offset by a benefit recognized to increase the state deferred tax rate to reflect the remaining business assets in various states after the sale of the Proffitt’s. Excluding these items, the Company’s effective income tax rate was 39.0% for the three-month period ending July 30, 2005. This rate represents an increase from the prior period effective rate of 36.5% due to the prior period including a benefit for a reduction in the valuation allowance for state net operating loss carryforwards.

Components of the Company’s income tax expense for the three months ended July 30, 2005 were as follows:

Three Months Ended
July 30, 2005
Expected federal income taxes at 35%	$14,263
State income taxes, net of federal benefit	4,086
Non-deductible goodwill	17,663
Deferred tax rate increase, net of federal benefit	(3,279)
Other items, net	(176)

Provision for income taxes	$32,557

SIX MONTHS ENDED JULY 30, 2005 COMPARED TO SIX MONTHS ENDED JULY 31, 2004

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the six-month period ended July 31, 2004 to the six-month period ended July 30, 2005:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the six months ended July 31, 2004	$32.7	$39.4	$(26.8)	$45.3

Store sales and margin	(22.9)	(17.5)	—	(40.4)
Operating expenses	12.7	(23.9)	(13.4)	(24.6)
Impairments and dispositions	—	—	167.3	167.3
Severance and other costs	—	—	(2.5)	(2.5)

Increase (Decrease)	(10.2)	(41.4)	151.4	99.8

For the six months ended July 30, 2005	$22.5	$(2.0)	$124.6	$145.1

Consolidated

On a consolidated basis, net sales decreased 0.9%, while comparable store sales increased 2.0%. The comparable store sales increase was comprised of a 0.3% decrease at SDSG and a 4.9% increase at SFAE. The gain from the sale of Proffitt’s, partially offset by a loss from debt extinguishment, the deterioration in gross margin rate at SFAE and increased operating expenses resulted in an increase in operating income of $99.8 million to $145.1 million.

SFAE

At SFAE, comparable store sales increased of 4.9%; however, the gross margin rate declined substantially, related to (i) unsatisfactory inventory management, which led to substantially higher markdowns and (ii) a considerable year-over-year decline in vendor markdown support. Additionally, an increase of $23.9 million in operating expenses primarily reflected approximately $9.1 million of costs associated with the previously mentioned investigation combined with costs necessary to support the increase in sales. As a result, operating income declined by $41.4 million. The net effect of new and closed stores reduced operating income by $3.5 million at SFAE.

SDSG

At SDSG, comparable store sales decreased 0.3%. Operating income declined by $10.2 million, primarily resulting from the decline in contribution as a result of the sale of the Proffitt’s business combined with a $6.1 million decline as a result of the net effect of new and closed stores.

Items not allocated to the segments improved by $151.4 million primarily due to the gain associated with the sale of Proffitt’s, slightly offset by increased equity compensation combined with retention costs of approximately $5.7 million associated with the contemplated strategic alternatives at SDSG.

NET SALES

The following table shows relevant net sales information by segment for the six-month periods ended July 30, 2005 and July 31, 2004:

	Six Months Ended
(In Millions)	July 30, 2005	July 31, 2004	Total Increase	Total % Increase	Comp % Increase
SDSG	$1,569.6	$1,628.2	$(58.6)	-3.6%	-0.3%
SFAE	1,295.7	1,262.4	33.3	2.6%	4.9%

Consolidated	$2,865.3	$2,890.6	$(25.3)	-0.9%	2.0%

For the six months ended July 30, 2005, total sales decreased 0.9% year over year, and consolidated comparable store sales increased 2.0%. The 4.9% comparable sales increase at SFAE was indicative of continued strength in the luxury sector; however, it was below expectations. SDSG experienced a 0.3% decline in comparable store sales. The net effect of sales from new and closed stores resulted in a $36.8 million reduction.

GROSS MARGIN

For the six months ended July 30, 2005, gross margin was $1,063.1 million, or 37.1% of net sales, compared to $1,104.3 million, or 38.2% of net sales, for the six months ended July 31, 2004. Exclusive of the lost contribution from the sale of Proffitt’s, the reduction in gross margin dollars and rate was primarily attributable to the aforementioned merchandising issues at SFAE, whereby key members of its merchant and planning teams devoted time to activities surrounding the investigation and a consequential amount of merchant turnover took place during the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the six months ended July 30, 2005, SG&A was $785.0 million, or 27.4% of net sales, compared to $757.4 million, or 26.2% of net sales, for the six months ended July 31, 2004. The net increase of $27.6 million in expenses was largely due to an increase in selling expenses, primarily at SFAE, professional services expenses related to the previously mentioned investigation, equity compensation and retention costs. These expense increases were offset in-part by expense reductions from the sale of Proffitt’s.

OTHER OPERATING EXPENSES

For the six months ended July 30, 2005, other operating expenses were $292.9 million, or 10.2% of net sales, compared to $294.3 million, or 10.2% of net sales, for the six months ended July 31, 2004. The decrease of $1.4 million was principally driven by less depreciation, rent and tax expenses resulting from the sale of Proffitt’s, offset in-part by increased depreciation on infrastructure spending and higher contingent rents resulting from sales increases.

IMPAIRMENTS AND DISPOSITIONS

For the six months ended July 30, 2005 and July 31, 2004, the Company realized (gains)/losses from impairments and dispositions of ($159.9) million and $7.4 million, respectively. The current period net gain primarily related to the gain on the sale of Proffitt’s. Prior period charges were principally due to the write-off of fixed assets related to store closings and the write-off of software.

INTEREST EXPENSE

For the six months ended July 30, 2005, interest expense was $54.5 million, or 1.9% of net sales, compared to $56.0 million, or 1.9% of net sales, for the six months ended July 31, 2004. The improvement of $1.5 million was primarily due to the reduction in interest on debt resulting from the repurchase of approximately $585.7 million of senior notes in July 2005.

LOSS ON EXTINGUISHMENT OF DEBT

For the six months ended July 30, 2005, the Company repurchased a total of approximately $585.7 million in principal amount of senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

INCOME TAXES

The effective income tax rates for the six-month periods ending July 30, 2005 and July 31, 2004 were 63.5% and 36.5%, respectively. The increase in the effective rate was primarily the result of the write-off of goodwill of approximately $88.0 million related to the sale of Proffitt’s, of which a portion is non-deductible for tax purposes. The increase was partially offset by a benefit recognized to increase the state deferred tax rate to reflect the remaining business assets in various states after the sale of the Proffitt’s. Excluding these items, the Company’s effective income tax rate was 39% for the six-month period ending July 30, 2005. This rate represents an increase from the prior period effective rate of 36.5% due to the prior period including a benefit for a reduction in the valuation allowance for state net operating loss carryforwards.

Components of the Company’s income tax expense for the three months ended July 30, 2005 were as follows:

Six Months Ended July 30, 2005

Expected federal income taxes at 35%	$23,392
State income taxes, net of federal benefit	4,994
Non-deductible goodwill	17,663
Deferred tax rate increase, net of federal benefit	(3,279)
Other items, net	(301)

Provision for income taxes	$42,469

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

Cash provided by operating activities was $36.5 million for the six months ended July 30, 2005 and $54.6 million for the six months ended July 31, 2004. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. The $18.1 million decrease in 2005 from 2004 was largely due to the gain on disposal of assets related to the sale of Proffitt’s.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at July 30, 2005 decreased from July 31, 2004 largely due to a reduction in merchandise inventory related to the disposal of the Proffitt’s business.

Cash provided by (used in) investing activities was $533.2 million for the six months ended July 30, 2005 and ($80.9) million for the six months ended July 31, 2004. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-business infrastructure). The $614.1 million increase is primarily due to the $622.4 million of current period proceeds received from the sale of Proffitt’s.

Property and equipment balances at July 30, 2005 decreased over July 31, 2004 balances primarily due to the disposal of assets related to the sale of Proffitt’s, depreciation on existing assets during the last twelve months and to store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at July 30, 2005 also decreased from July 31, 2004 due to the sale of Proffitt’s.

Cash used in financing activities was $576.9 million for the six months ended July 30, 2005 and $159.0 million for the six months ended July 31, 2004. The increase was principally attributable to the current period repurchase of approximately $585.7 million in principal amount of senior notes related to the completion of the tender offers and consent solicitations as described in Capital Structure.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $800 million revolving credit facility. At July 30, 2005 and July 31, 2004, the Company maintained cash and cash equivalent balances of $250.0 million and $180.6 million, respectively. At July 30, 2005, the Company had no borrowings under its $800 million revolving credit facility, and had $137.0 million in unfunded letters of credit representing utilization of availability under the facility. Availability under the facility was $663.0 million at July 30, 2005. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay any of the Company’s senior notes at maturity.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization in light of economic trends; business trends; levels of interest rates; and terms, conditions and availability of capital in the capital markets. At July 30, 2005, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible notes, capital and operating leases and real estate mortgage financing. At July 30, 2005, total debt was $762.7 million, representing a decrease of $662.0 million from the balance of $1,424.7 million at July 31, 2004. This decrease in debt was primarily the result of (i) the repurchase of approximately $585.7 million in principal amount of senior notes related to the completion of the tender offers and consent solicitations discussed below and (ii) the maturity of $70.4 million in senior notes in December 2004, which were paid in full. This decrease in debt decreased the debt to total capitalization percentage to 26.3% from 41.5% in the prior year.

At July 30, 2005, the Company maintained an $800 million senior revolving credit facility maturing in 2009, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $100 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument.

At July 30, 2005, the Company had $404 million of unsecured senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019. The senior notes have substantially identical terms except for the maturity dates and interest coupons payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

The Company had $230 million of convertible senior notes, at July 30, 2005, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

At July 30, 2005 the Company had $130 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $6 million and $8 million per year.

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

On July 19, 2005 the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585.7 million in principal amount of senior notes and received consents from holders of a majority of every issue of its senior notes and of its convertible senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. Subsequent to the end of the second quarter, the Company repurchased $21.4 million of additional senior notes at par through unsolicited open market repurchases.

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

During the quarter ended July 30, 2005, the Company repurchased a total of $585.7 million in principal amount of its outstanding senior notes. Other than this, there were no material changes outside of the ordinary course of business in the Company’s contractual obligations during such quarter. For additional information regarding the Company’s contractual obligations as of January 29, 2005, see the Management’s Discussion and Analysis section of the 2004 Form 10-K.

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

Upon the adoption of SFAS No. 123R, the Company will be required to expense all stock options over the vesting period in its statement of operations, including the remaining vesting period associated with unvested options outstanding as of June 15, 2005. For the quarters ended July 30, 2005 and July 31, 2004, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been approximately $7.0 million, and $4.0 million, respectively.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; the outcome of the formal investigation by the SEC and the inquiry opened by the United States Attorney for the Southern District of New York into the matters that were the subject of the Audit Committee’s investigations; the ultimate amount of reimbursement to vendors of improperly collected markdown allowances; the ultimate impact of improper timing of recording of inventory markdowns; the ultimate impact of incorrect timing of recording of vendor markdown allowances; the outcome of the shareholder litigation that has been filed relating to the matters that were the subject of the Audit Committee’s initial investigation; the availability of funds, either through cash on hand or the Company’s revolving credit facility, to repay any amounts due should any notes become accelerated; decisions by merchandise and other vendors to restrict or eliminate customary trade and other credit terms for the Company’s future merchandise orders and other services, which could require the Company to pay cash or secure letters of credit for such orders and which could have a material adverse effect on the Company’s liquidity position and financial condition; and the delay in the filing with the SEC of the Company’s Form 10-K for the fiscal year ended January 29, 2005 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2005 and July 30, 2005 and the consequences thereof. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended January 29, 2005 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

At July 30, 2005, the Company had no derivative instruments outstanding, and at July 31, 2004, the Company had interest rate swap agreements with notional amounts of $150 million and $100 million, which swapped coupon rates of 8.25% and 7.50%, respectively for floating rates. During 2004 the Company terminated all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest swap agreements, the Company had total unamortized net gains/(losses) of ($0.6) million and $4.1 million at July 30, 2005 and July 31, 2004, respectively, which are being amortized as a component of interest expense through 2010. There were no swap agreements outstanding at July 30, 2005.

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at July 30, 2005, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 30, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely discussions regarding required disclosure. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that, since the material weaknesses in internal control over financial reporting described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the “2004 Form 10-K”) continued to exist at July 30, 2005, and because the Company was unable to file its Quarterly Report on Form 10-Q within the time period specified in the SEC’s rules, the Company’s disclosure controls and procedures were not effective as of July 30, 2005. Notwithstanding the material weaknesses discussed in the 2004 Form 10-K, the Company’s management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position, and results of operation and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Earlier in 2005, in connection with the preparation of the Company’s consolidated financial statements to be included in the 2004 Form 10-K and as part of the restatement process, management conducted an internal review of the Company’s books and records. As a result of the findings of that review, together with the results of the internal investigations disclosed on March 3, 2005 and June 3, 2005, the Company restated its audited consolidated financial statements for the years ended January 31, 2004; February 1, 2003; February 2, 2002 and February 3, 2001 and its unaudited consolidated financial information for the quarters ended May 1, July 31 and October 30, 2004 and the quarters ended May 3, August 2, November 1, 2003 and January 31, 2004. As indicated below, the Company is actively engaged in the implementation of remediation efforts to address the material weaknesses in its internal control over financial reporting as of January 29, 2005, as outlined in the 2004 Form 10-K.

Management, with the oversight of the Audit Committee of the Board of Directors, has devoted and will continue to devote considerable effort to making improvements in the Company’s internal control over financial reporting. These improvements have included appointing a new Chief Accounting Officer in May 2005 who reports to the Company’s Chief Executive Officer and the Audit Committee of the Board of Directors and appointing a Chief Ethics and Compliance Officer in August 2005 who reports to the Chief Executive Officer. To enhance the overall internal control over financial reporting, the Chief Ethics and Compliance Officer, in conjunction with senior management, is expanding the ethics and compliance program across the Company as it existed at July 30, 2005 to include:

•	Establishment of a Corporate Enterprise Risk Management Committee to provide ongoing oversight related to Company-wide ethics and compliance.

•	Establishment of ethics and compliance councils in each of the Company’s operating divisions and corporate support groups to drive the execution of compliance and enterprise risk management initiatives across each operating unit.

•	Recommunication of the Company’s Code of Conduct to include tailored examples to each audience and integration into all new-hire orientation programs.

•	Expansion of the Company’s values training program to include mandatory programs for all associates.

•	Increased promotion of the Company’s confidential hotline which is managed by an independent and external firm that associates may utilize to report perceived accounting and/or financial integrity concerns.

Specifically related to the material weaknesses as described in the 2004 Form 10-K, the Company’s remediation plan includes the following:

•	The Company is (i) implementing controls over recording transactions and enhanced its monitoring and review controls in the area of accounting for vendor-provided markdown support, (ii) training associates on proper accounting and documentation policies related to vendor-provided markdown support, and (iii) implementing new internal audit programs to test and monitor accounting policy compliance.

•	The Company is taking measures to enhance the controls over the selection, application and monitoring of its accounting policies to ensure consistent application of accounting policies that are generally accepted in the United States of America. The Company is also integrating reporting lines, increasing communication and supervision across operating and accounting organizations, and increasing the review of existing accounting policies. Specifically as it relates to the accounting for leasing transactions, the Company is changing its controls and accounting policies surrounding the review, analysis and recording of new and current leases, including the selection and monitoring of appropriate assumptions and guidelines to be applied during the review and analysis of all leases. Specifically as it relates to the accounting for vendor-provided support for items such as timely payment discounts and non-compliance chargebacks, the Company is implementing controls over the accounting, monitoring, and analysis of all vendor-provided support to ensure transactions are recorded consistent with generally accepted accounting principles.

The above-described remedial efforts began during the Company’s quarter ended July 30, 2005 and are continuing. The remedial actions are designed to address the specific material weaknesses in internal control as described in the 2004 Form 10-K. Notwithstanding the remedial actions described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended July 30, 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended July 30, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

The Board of Directors has authorized 35.0 million shares in share repurchase programs. At July 30, 2005, 15.7 million shares remained available for repurchase under these programs.

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

October 14, 2005
Date

/s/ Kevin G. Wills
Kevin G. Wills
Executive Vice President of Finance and Chief Accounting Officer