Form 10-Q
period 2005-10-29
SAKS INC
filed 2005-12-08
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 29, 2005

or

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

As of November 30, 2005, the number of shares of the Registrant’s Common Stock outstanding was 138,983,849

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	October 29, 2005	January 29, 2005	Restated October 30, 2004
ASSETS

Current Assets
Cash and cash equivalents	$27,886	$257,104	$81,095
Merchandise inventories	1,011,064	1,516,271	1,841,916
Other current assets	129,822	127,082	147,931
Deferred income taxes, net	71,211	178,558	87,215
Current assets - held for sale	654,123	—	—

Total current assets	1,894,106	2,079,015	2,158,157

Property and Equipment, net	1,358,694	2,046,839	2,069,558
Property and Equipment, net - held for sale	436,163	—	—
Goodwill and Intangibles, net	235,162	323,761	325,561
Deferred Income Taxes, net	250,158	166,364	151,909
Other Assets	43,705	88,100	89,268
Other Assets - held for sale	12,072	—	—

TOTAL ASSETS	$4,230,060	$4,704,079	$4,794,453

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$298,080	$378,394	$593,208
Accrued expenses and other current liabilities	399,027	553,911	465,951
Current portion of long-term debt	7,519	7,715	77,708
Current liabilities - held for sale	290,971	—	—

Total current liabilities	995,597	940,020	1,136,867

Long-Term Debt	718,083	1,346,222	1,426,510
Long-Term Debt - held for sale	33,819	—	—
Other Long-Term Liabilities	236,089	333,420	311,347
Long-Term Liabilities - held for sale	90,833	—	—

Total liabilities	2,074,421	2,619,662	2,874,724

Commitments and Contingencies	—	—	—

Shareholders’ Equity	2,155,639	2,084,417	1,919,729

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,230,060	$4,704,079	$4,794,453

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2005	Restated October 30, 2004	October 29, 2005	Restated October 30, 2004
Net sales	$1,315,218	$1,481,645	$4,180,529	$4,372,195
Cost of sales (excluding depreciation and amortization)	802,793	904,485	2,605,026	2,690,716

Gross margin	512,425	577,160	1,575,503	1,681,479

Selling, general and administrative expenses	366,848	412,877	1,151,805	1,170,270
Other operating expenses	136,770	150,274	428,849	443,578
Store pre-opening costs	2,585	3,453	3,443	4,399
Impairments and dispositions	(9,350)	26,415	(169,290)	33,786

Operating income (loss)	15,572	(15,859)	160,696	29,446

Other income (expense):
Interest expense	(16,398)	(28,400)	(70,922)	(84,361)
Loss on extinguishment of debt	(29)	—	(29,020)	—
Other income (expense), net	1,224	472	6,449	2,947

Income (loss) before income taxes	369	(43,787)	67,203	(51,968)

Provision (benefit) for income taxes	144	(13,397)	42,613	(16,413)

Net income (loss)	$225	$(30,390)	$24,590	$(35,555)

Earnings (loss) per common share	$0.00	$(0.22)	$0.18	$(0.25)
Diluted earnings (loss) per common share	$0.00	$(0.22)	$0.17	$(0.25)

Weighted average common shares:
Basic	139,541	138,249	138,996	140,289
Diluted	146,067	138,249	144,937	140,289

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 29, 2005	Restated October 30, 2004
Operating Activities:
Net income (loss)	$24,590	$(35,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	161,630	167,721
Impairments and dispositions	(169,290)	31,786
Loss on extinguishment of debt	29,020	—
Equity compensation	16,612	7,942
Deferred income taxes	23,554	(26,909)
Change in operating assets and liabilities, net	(202,676)	(140,176)

Net Cash Provided By (Used In) Operating Activities	(116,560)	4,809

Investing Activities:
Purchases of property and equipment	(173,814)	(143,626)
Proceeds from the sale of property and equipment	13,236	5,343
Proceeds from the sale of Proffitt’s/McRae’s	622,404	—
Store cash transferred related to sale of Proffitt’s/McRae’s	(1,340)	—

Net Cash Provided By (Used In) Investing Activities	460,486	(138,283)

Financing Activities:
Proceeds from issuance of convertible senior notes	—	230,000
Payments for hedge and call options associated with convertible notes	—	(25,043)
Proceeds from revolving credit facility	27,000	75,000
Payments on long-term debt and capital lease obligations	(619,665)	(83,377)
Cash dividends paid	(505)	(282,719)
Purchases and retirements of common stock	—	(85,397)
Proceeds from issuance of common stock	23,109	20,232

Net Cash Used In Financing Activities	(570,061)	(151,304)

Decrease In Cash and Cash Equivalents	(226,135)	(284,778)

Cash and cash equivalents at beginning of period	257,104	365,873

Cash and cash equivalents at end of period	$30,969	$81,095

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended October 29, 2005 are not necessarily indicative of the results that may be expected for the year ending January 28, 2006. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

As described at Note 2, the Company restated its financial statements for the years ended January 31, 2004; February 1, 2003; February 2, 2002 and February 3, 2001; the financial information for quarters ended May 1, July 31 and October 30, 2004; and the quarters ended May 3, August 2, November 1, 2003 and January 31, 2004 in conjunction with filing its Form 10-K for the fiscal year ended January 29, 2005 (the “2004 Form 10-K”). As a result of this restatement, the Company was not able to file the 2004 Form 10-K in a timely manner. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2004 Form 10-K filed on September 1, 2005, where this restatement is more fully described. Accordingly, the Company has restated its financial statements for the fiscal quarter ended October 30, 2004, as included in this report on Form 10-Q herein.

The accompanying balance sheet at January 29, 2005 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles.

ORGANIZATION

The Company is a retailer currently operating, through its subsidiaries, traditional and luxury department stores. At October 29, 2005, the Company operated the Saks Department Store Group (“SDSG”), which consisted of stores operated under the following nameplates: Parisian, Younkers, Herberger’s, Carson Pirie Scott (“Carson’s”), Bergner’s and Boston Store and Club Libby Lu specialty stores. The Company also operated Saks Fifth Avenue Enterprises (“SFAE”), which consisted of Saks Fifth Avenue stores and Saks Off 5th stores.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $7,606 and $8,754 for the three months ended October 29, 2005 and October 30, 2004, respectively. Leased department sales were $52,452 and $60,137 for the three months ended October 29, 2005 and October 30, 2004, respectively, and were excluded from net sales. Commissions from leased departments were $27,101 and $29,504 for the nine months ended October 29, 2005 and October 30, 2004, respectively. Leased department sales were $187,823 and $198,440 for the nine months ended October 29, 2005 and October 30, 2004, respectively, and were excluded from net sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. There were no cash equivalents at October 29, 2005, and $44,000 of cash equivalents at October 30, 2004, which were invested in money market funds. Income earned on cash equivalents was $1,084 and $369 for the three-month periods ended October 29, 2005 and October 30, 2004, respectively. For the nine-month periods ended October 29, 2005 and October 30, 2004 income earned on these cash equivalents was $5,855 and $2,706, respectively. All interest income was reflected in Other Income (Expense). At October 29, 2005, Current Assets – Held For Sale included $3,083 of NDSG store cash held for sale.

Income Taxes – The effective income tax rates for the three and nine-month periods ended October 29, 2005 increased to 39.0% and 63.4%, respectively, from 30.6% and 31.6%, respectively, in the three and nine-month periods ended October 30, 2004. The increase in the effective rate for the nine-month period ended October 29, 2005 was primarily the result of the write-off of approximately $88,000 of goodwill related to the sale of Proffitt’s and McRae’s stores as discussed in Note 4, of which a portion is non-deductible for tax purposes. The increase was partially offset by a benefit recognized to increase the state deferred tax rate to reflect the remaining business assets in various states after the sale of Proffitt’s. Excluding these items, the Company’s effective tax rate was 39.0% for the nine-month period ended October 29, 2005. This rate represents an increase from the prior period effective rate of 31.6% in the nine-month period ended October 30, 2004 primarily due to the prior period including a benefit for a reduction in the valuation allowance for state net operating loss carryforwards. In addition, the prior three and nine-month period included an adjustment to tax reserves resulting from the conclusion of tax examinations.

Components of the Company’s income tax expense for the three and nine-month periods ended October 29, 2005 were as follows:

	Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005
Expected federal income taxes at 35%	$129	$23,521
State income taxes, net of federal benefit	7	5,001
Non-deductible goodwill	—	17,663
Deferred tax rate increase, net of federal benefit	—	(3,279)
Other items, net	8	(293)

Provision for income taxes	$144	$42,613

Other - During the three months ended October 29, 2005, the Company recorded a pre-tax benefit of $900 related to the correction of errors that occurred in the second quarter of 2005. The Company considered the financial effect of these errors to be immaterial and thus included this effect in the third quarter results.

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

These condensed consolidated financial statements and notes thereto reflect adjustments to the Company’s previously reported financial information for the quarter ended October 30, 2004.

The following provides details of the adjustments included in the restatement of the Company’s condensed consolidated financial statements and the effect of the adjustments on the Company’s Condensed Consolidated Balance Sheet at October 30, 2004 and its Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the three and nine months ended October 30, 2004.

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

The effect of the restatement relating to these improper collections on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Interest expense	$748	$2,244
Net income	(475)	(1,425)

		October 30, 2004
Condensed Consolidated Balance Sheet:
Accounts payable		$31,871
Accrued expenses and other current liabilities		(4,649)
Total shareholders’ equity		(27,222)

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

The effect of the restatement relating to the improvement incentives portion of these tenant allowances on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$354	$1,151
Net income	(224)	(731)

		October 30, 2004
Condensed Consolidated Balance Sheet:
Other current assets		$2,205
Property and equipment, net		29,078
Accrued expenses and other current liabilities		(6,578)
Other long-term liabilities		48,838
Total shareholders’ equity		(10,977)

Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), the Company annually evaluates the recoverability of its property and equipment and records any impairment loss as the difference between the carrying amount and fair value of the asset. As tenant allowances have historically resulted in an improper reduction in the capitalized amount of leasehold improvements, the carrying value of property and equipment used in the impairment charge has been understated in certain instances. Consequently, the Company has made restatement adjustments to correct for the understatement of impairment charges taken in prior periods.

The effect of the restatement relating to these impairment charges on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$(98)	$(295)
Impairments and dispositions	(1,867)	(1,867)
Net income	1,248	1,373

		October 30, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net		$2,032
Accrued expenses and other current liabilities		(4,624)
Other long-term liabilities		14,054
Total shareholders’ equity		(7,398)

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

The effect of the restatement relating to rent holidays on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Store pre-opening costs	$(115)	$(408)
Net income	73	259

		October 30, 2004
Condensed Consolidated Balance Sheet:
Accrued expenses and other current liabilities		$(2,510)
Other long-term liabilities		6,679
Total shareholders’ equity		(4,169)

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

The effect of the restatement relating to the symmetry of lease terms on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$17	$53
Net income	(11)	(35)

		October 30, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net		$(165)
Accrued expenses and other current liabilities		(246)
Other long-term liabilities		504
Total shareholders’ equity		(423)

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

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$(1,675)	$(4,265)
Selling, general and administrative expenses	1,675	4,265
Interest expense	(369)	(2,706)
Other income (expense), net	369	2,706

		October 30, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents		$6,585
Other current assets		(20,505)
Accrued expenses and other current liabilities		(13,920)
Current portion of long-term debt		1,585
Long-term debt		(1,585)

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

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Consolidated Statement of Income:
Provision for income taxes	$3,755	$3,755
Net income	(3,755)	$(3,755)

		October 30, 2004
Condensed Consolidated Balance Sheet:
Current deferred income taxes, net		$13,441
Non-current deferred income taxes, net		(1,517)
Accrued expenses and other current liabilities		(15,627)
Total shareholders’ equity		27,551

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

The effect of the restatement relating to this error on the Company’s condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004
Condensed Consolidated Balance Sheet:
Merchandise inventories	$(8,198)
Accrued expenses and other current liabilities	(3,108)
Total shareholders’ equity	(5,090)

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

The effect of the restatement relating to store stock supplies on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$(51)	$(78)
Net income	32	50

		October 30, 2004
Condensed Consolidated Balance Sheet:
Other current assets		$(2,371)
Accrued expenses and other current liabilities		(761)
Total shareholders’ equity		(1,610)

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

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$4,878	$1,663
Selling, general and administrative expenses	2,538	830
Other operating expenses	(3,585)	(3,183)
Net income	(2,463)	438

		October 30, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents		$(11)
Merchandise inventories		(6,244)
Other current assets		(989)
Property and equipment, net		3,917
Goodwill and intangibles, net		1,198
Accounts payable		(1,153)
Accrued expenses and other current liabilities		2,344
Total shareholders’ equity		(3,320)

The effect of these errors on net income included the following components:

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Inventory valuation	$(3,098)	$(1,029)
Other, net	635	1,467

Total	$(2,463)	$438

The following tables summarize the effect of the adjustments included in the restatement on significant statement of income and balance sheet components.

CONDENSED CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Net income, as previously reported	$(24,815)	$(31,729)
Adjustments:
Vendor Allowances	(475)	(1,425)
Operating Leases:
Tenant Allowances - Improvement Incentives	(224)	(731)
Tenant Allowances - Impairments	1,248	1,373
Rent Holiday	73	259
Depreciation Lives of Leasehold Improvements	(11)	(35)
Other Items:
Tax Items	(3,755)	(3,755)
Store Stock Supplies	32	50
Other	(2,463)	438

Total adjustments	(5,575)	(3,826)

Net income, as restated	$(30,390)	$(35,555)

Cost of Sales (excluding depreciation and amortization)

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Cost of sales, as previously reported	$901,282	$2,693,318
Adjustments:
Other Items:
Reclassifications	(1,675)	(4,265)
Other	4,878	1,663

Total adjustments	3,203	(2,602)

Cost of sales, as restated	$904,485	$2,690,716

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Selling, general and administrative expenses, as previously reported	$408,715	$1,165,253
Adjustments:
Other Items:
Reclassifications	1,675	4,265
Store Stock Supplies	(51)	(78)
Other	2,538	830

Total adjustments	4,162	5,017

Selling, general and administrative expenses, as restated	$412,877	$1,170,270

Other Operating Expenses

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Other operating expenses, as previously reported	$153,586	$445,852
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	354	1,151
Tenant Allowances - Impairments	(98)	(295)
Depreciation Lives of Leasehold Improvements	17	53
Other Items:
Other	(3,585)	(3,183)

Total adjustments	(3,312)	(2,274)

Other operating expenses, as restated	$150,274	$443,578

Store Pre-Opening Costs

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Store pre-opening costs, as previously reported	$3,568	$4,807
Adjustments:
Operating Leases:
Rent Holiday	(115)	(408)

Total adjustments	(115)	(408)

Store pre-opening costs, as restated	$3,453	$4,399

Impairments and Dispositions

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Impairments and dispositions, as previously reported	$28,282	$35,653
Adjustments:
Operating Leases:
Tenant Allowances - Impairments	(1,867)	(1,867)

Total adjustments	(1,867)	(1,867)

Impairments and dispositions, as restated	$26,415	$33,786

Interest Expense

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Interest expense, as previously reported	$(27,283)	$(79,411)
Adjustments:
Vendor Allowances	(748)	(2,244)
Other Items:
Reclassifications	(369)	(2,706)

Total adjustments	(1,117)	(4,950)

Interest expense, as restated	$(28,400)	$(84,361)

Other Income (Expense)

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Other income (expense), net, as previously reported	$103	$241
Adjustments:
Other Items:
Reclassifications	369	2,706

Total adjustments	369	2,706

Other income (expense), net, as restated	$472	$2,947

Provision for Income Taxes

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Provision for income taxes, as previously reported	$(16,153)	$(20,129)
Adjustments:
Vendor Allowances	(273)	(819)
Operating Leases:
Tenant Allowances - Improvement Incentives	(130)	(420)
Tenant Allowances - Impairments	717	789
Rent Holiday	42	149
Depreciation Lives of Leasehold Improvements	(6)	(18)
Other Items:
Tax Items	3,755	3,755
Store Stock Supplies	19	28
Other	(1,368)	252

Total adjustments	2,756	3,716

Provision for income taxes, as restated	$(13,397)	$(16,413)

CONDENSED CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

(in thousands)	October 30, 2004
Total assets, as previously reported	$4,775,997
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	31,283
Tenant Allowances - Impairments	2,032
Depreciation Lives of Leasehold Improvements	(165)
Other Items:
Reclassifications	(13,920)
Tax Items	11,924
Purchase Discounts	(8,198)
Store Stock Supplies	(2,371)
Other	(2,129)

Total adjustments	18,456

Total assets, as restated	$4,794,453

Cash and Cash Equivalents

(in thousands)	October 30, 2004
Cash and cash equivalents, as previously reported	$74,521
Adjustments:
Other Items:
Reclassifications	6,585
Other	(11)

Total adjustments	6,574

Cash and cash equivalents, as restated	$81,095

Merchandise Inventories

(in thousands)	October 30, 2004
Merchandise inventories, as previously reported	$1,856,358
Adjustments:
Other Items:
Purchase Discounts	(8,198)
Other	(6,244)

Total adjustments	(14,442)

Merchandise inventories, as restated	$1,841,916

Other Current Assets

(in thousands)	October 30, 2004
Other current assets, as previously reported	$169,591
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	2,205
Other Items:
Reclassifications	(20,505)
Store Stock Supplies	(2,371)
Other	(989)

Total adjustments	(21,660)

Other current assets, as restated	$147,931

Current Deferred Income Taxes, Net

(in thousands)	October 30, 2004
Current deferred income taxes, net, as previously reported	$73,774
Adjustments:
Other Items:
Tax Items	13,441

Total adjustments	13,441

Current deferred income taxes, net, as restated	$87,215

Property and Equipment, Net of Depreciation

(in thousands)	October 30, 2004
Property and equipment, net, as previously reported	$2,034,696
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	29,078
Tenant Allowances - Impairments	2,032
Depreciation Lives of Leasehold Improvements	(165)
Other Items:
Other	3,917

Total adjustments	34,862

Property and equipment, net, as restated	$2,069,558

Goodwill and Intangibles, Net of Amortization

(in thousands)	October 30, 2004
Goodwill and intangibles, net, as previously reported	$324,363
Adjustments:
Other Items:
Other	1,198

Total adjustments	1,198

Goodwill and intangibles, net, as restated	$325,561

Non-current Deferred Income Taxes, Net

(in thousands)	October 30, 2004
Non-current deferred income taxes, net, as previously reported	$153,426
Adjustments:
Other Items:
Tax Items	(1,517)

Total adjustments	(1,517)

Non-current deferred income taxes, net, as restated	$151,909

Total Current Liabilities

(in thousands)	October 30, 2004
Total current liabilities, as previously reported	$1,154,243
Adjustments:
Vendor Allowances	27,222
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,578)
Tenant Allowances - Impairments	(4,624)
Rent Holiday	(2,510)
Depreciation Lives of Leasehold Improvements	(246)
Other Items:
Reclassifications	(12,335)
Tax Items	(15,627)
Purchase Discounts	(3,108)
Store Stock Supplies	(761)
Other	1,191

Total adjustments	(17,376)

Total current liabilities, as restated	$1,136,867

Accounts Payable

(in thousands)	October 30, 2004
Accounts payable, as previously reported	$562,490
Adjustments:
Vendor Allowances	31,871
Other Items:
Other	(1,153)

Total adjustments	30,718

Accounts payable, as restated	$593,208

Accrued Expenses and Other Current Liabilities

(in thousands)	October 30, 2004
Accrued expenses and other current liabilities, as previously reported	$515,630
Adjustments:
Vendor Allowances	(4,649)
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,578)
Tenant Allowances - Impairments	(4,624)
Rent Holiday	(2,510)
Depreciation Lives of Leasehold Improvements	(246)
Other Items:
Reclassifications	(13,920)
Tax Items	(15,627)
Purchase Discounts	(3,108)
Store Stock Supplies	(761)
Other	2,344

Total adjustments	(49,679)

Accrued expenses and other current liabilities, as restated	$465,951

Current Portion of Long-Term Debt

(in thousands)	October 30, 2004
Current portion of long-term debt, as previously reported	$76,123
Adjustments:
Other Items:
Reclassifications	1,585

Total adjustments	1,585

Current portion of long-term debt, as restated	$77,708

Long-Term Debt

(in thousands)	October 30, 2004
Long-term debt, as previously reported	$1,428,095
Adjustments:
Other Items:
Reclassifications	(1,585)

Total adjustments	(1,585)

Long-term debt, as restated	$1,426,510

Other Long-Term Liabilities

(in thousands)	October 30, 2004
Other long-term liabilities, as previously reported	$241,272
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	48,838
Tenant Allowances - Impairments	14,054
Rent Holiday	6,679
Depreciation Lives of Leasehold Improvements	504

Total adjustments	70,075

Other long-term liabilities, as restated	$311,347

Total Shareholders’ Equity

(in thousands)	October 30, 2004
Total shareholders’ equity, as previously reported	$1,952,387
Adjustments:
Vendor Allowances	(27,222)
Operating Leases:
Tenant Allowances - Improvement Incentives	(10,977)
Tenant Allowances - Impairments	(7,398)
Rent Holiday	(4,169)
Depreciation Lives of Leasehold Improvements	(423)
Other Items:
Tax Items	27,551
Purchase Discounts	(5,090)
Store Stock Supplies	(1,610)
Other	(3,320)

Total adjustments	(32,658)

Total shareholders’ equity, as restated	$1,919,729

The following tables present the effect of the aforementioned adjustments on the Condensed Consolidated Financial Statements, including the percentage of increase (decrease) as a result of the adjustments by line item.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Three Months Ended October 30, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$1,481,645	$—	$1,481,645	0.0%

Cost of sales (excluding depreciation and amortization)	901,282	3,203	904,485	0.4%

Gross margin	580,363	(3,203)	577,160	-0.6%

Selling, general and administrative expenses	408,715	4,162	412,877	1.0%
Other operating expenses	153,586	(3,312)	150,274	-2.2%
Store pre-opening costs	3,568	(115)	3,453	-3.2%
Impairments and dispositions	28,282	(1,867)	26,415	-6.6%

OPERATING INCOME (LOSS)	(13,788)	(2,071)	(15,859)	15.0%

Interest expense	(27,283)	(1,117)	(28,400)	4.1%
Other income (expense), net	103	369	472	NM

INCOME (LOSS) BEFORE INCOME TAXES	(40,968)	(2,819)	(43,787)	6.9%
Provision (benefit) for income taxes	(16,153)	2,756	(13,397)	-17.1%

NET INCOME (LOSS)	$(24,815)	$(5,575)	$(30,390)	22.5%

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.18)	$(0.04)	$(0.22)	22.2%

Diluted earnings (loss) per common share	$(0.18)	$(0.04)	$(0.22)	22.2%

Weighted average common shares:
Basic	138,249		138,249
Diluted	138,249		138,249

NM is defined as “Not Meaningful”

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Nine Months Ended October 30, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$4,372,195	$—	$4,372,195	0.0%

Cost of sales (excluding depreciation and amortization)	2,693,318	(2,602)	2,690,716	-0.1%

Gross margin	1,678,877	2,602	1,681,479	0.2%

Selling, general and administrative expenses	1,165,253	5,017	1,170,270	0.4%
Other operating expenses	445,852	(2,274)	443,578	-0.5%
Store pre-opening costs	4,807	(408)	4,399	-8.5%
Impairments and dispositions	35,653	(1,867)	33,786	-5.2%

OPERATING INCOME (LOSS)	27,312	2,134	29,446	7.8%

Interest expense	(79,411)	(4,950)	(84,361)	6.2%
Other income (expense), net	241	2,706	2,947	NM

INCOME (LOSS) BEFORE INCOME TAXES	(51,858)	(110)	(51,968)	0.2%
Provision (benefit) for income taxes	(20,129)	3,716	(16,413)	-18.5%

NET INCOME (LOSS)	$(31,729)	$(3,826)	$(35,555)	12.1%

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.23)	$(0.02)	$(0.25)	8.7%

Diluted earnings (loss) per common share	$(0.23)	$(0.02)	$(0.25)	8.7%

Weighted average common shares:
Basic	140,289		140,289
Diluted	140,289		140,289

NM is defined as “Not Meaningful”

CONDENSED CONSOLIDATED BALANCE SHEET

October 30, 2004

(In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,521	$6,574	$81,095	8.8%
Merchandise inventories	1,856,358	(14,442)	1,841,916	-0.8%
Other current assets	169,591	(21,660)	147,931	-12.8%
Deferred income taxes, net	73,774	13,441	87,215	18.2%

TOTAL CURRENT ASSETS	2,174,244	(16,087)	2,158,157	-0.7%

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	2,034,696	34,862	2,069,558	1.7%
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	324,363	1,198	325,561	0.4%
DEFERRED INCOME TAXES, NET	153,426	(1,517)	151,909	-1.0%
OTHER ASSETS	89,268	—	89,268	0.0%

TOTAL ASSETS	$4,775,997	$18,456	$4,794,453	0.4%

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$562,490	$30,718	$593,208	5.5%
Accrued expenses and other current liabilities	515,630	(49,679)	465,951	-9.6%
Current portion of long-term debt	76,123	1,585	77,708	2.1%

TOTAL CURRENT LIABILITIES	1,154,243	(17,376)	1,136,867	-1.5%

LONG-TERM DEBT	1,428,095	(1,585)	1,426,510	-0.1%
OTHER LONG-TERM LIABILITIES	241,272	70,075	311,347	29.0%

TOTAL LIABILITIES	2,823,610	51,114	2,874,724	1.8%

COMMITMENTS AND CONTINGENCIES	—	—	—	0.0%

SHAREHOLDERS’ EQUITY	1,952,387	(32,658)	1,919,729	-1.7%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,775,997	$18,456	$4,794,453	0.4%

SUMMARY OF CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended July 31, 2004 (In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Net cash provided by (used in) operating activities	$(4,602)	$9,411	$4,809	-204.5%
Net cash used in investing activities	(135,407)	(2,876)	(138,283)	2.1%
Net cash used in financing activities	(151,304)	—	(151,304)	0.0%

Change in cash and cash equivalents	(291,313)	6,535	(284,778)	-2.2%
Cash and cash equivalents at beginning of year	365,834	39	365,873	0.0%

Cash and cash equivalents at end of year	$74,521	$6,574	$81,095	8.8%

NOTE 3 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and nine months ended October 29, 2005 and October 30, 2004 are as follows (income (loss) and shares in thousands):

	For the Nine Months Ended October 29, 2005			For the Nine Months Ended October 30, 2004
	Income	Weighted Average Shares	Per Share Amount	Restated Loss	Weighted Average Shares	Restated Per Share Amount
Basic EPS	$225	139,541	$0.00	$(30,390)	138,249	$(0.22)
Effect of dilutive stock options		6,526	—		—	—

Diluted EPS	$225	146,067	$0.00	$(30,390)	138,249	$(0.22)

	For the Nine Months Ended October 29, 2005			For the Nine Months Ended October 30, 2004
	Income	Weighted Average Shares	Per Share Amount	Restated Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$24,590	138,996	$0.18	$(35,555)	140,289	$(0.25)
Effect of dilutive stock options	—	5,941	(0.01)	—	—	—

Diluted EPS	$24,590	144,937	$0.17	$(35,555)	140,289	$(0.25)

Additionally, the Company had 4,472 and 22,978 share awards of potentially dilutive common stock outstanding at October 29, 2005 and October 30, 2004, respectively, that were not included in the computation of diluted EPS because either the Company had a loss for the period or the exercise prices of the options were greater than the average market price of the common shares for the period. There were also 12,307 of potentially exercisable shares under convertible debt at October 29, 2005 and October 30, 2004, that were not included in the computation of diluted EPS because the market price was less than the conversion price.

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

Furthermore, the FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s dilutive calculation by 12,307 shares. A final Statement is expected to be issued in the first quarter of 2006.

NOTE 4 – SALE OF BUSINESSES

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

Upon the closing of the transaction, the Company and Belk entered into a fee for services agreement, whereby the Company will continue to provide, for varying transition periods, certain back office services related to the Proffitt’s operations. Such operations include certain information technology, telecommunications, credit, store planning and distribution services, among others. The services provided will cease as Belk becomes able to absorb the operations within its back office infrastructure. The fee for services agreement qualifies as continuing involvement in accordance with FAS 144, and therefore, precludes the presentation of the sold business as discontinued operations within the accompanying consolidated financial statements.

The following table provides details of the disposed operations of the Proffitt’s business, had it operated on a stand-alone basis, that are included within the accompanying condensed consolidated balance sheets at January 29, 2005 and October 30, 2004 and the condensed consolidated statements of income for the three and nine-month periods ended October 29, 2005 and October 30, 2004.

	January 29, 2005	October 30, 2004
Merchandise inventory	$164,306	$225,960
Property and equipment	$270,922	$265,840
Goodwill	$88,000	$88,000
Other current assets	$3,895	$4,748

Accounts payable and other current liablities	$45,935	$103,913
Long-term liabilities	$4,761	$4,875

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$—	$149,979	$263,257	$438,509
Net income	$—	$(3,525)	$1,898	$3,937
Diluted earnings per share	$—	$(0.03)	$0.01	$0.03

After considering the assets and liabilities sold, liabilities settled, transaction fees and severance, the Company realized a net gain of $155,518 on the sale. Asset impairments (gains), transaction fees and other costs are included in Impairments and Dispositions, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income. The components of these charges and the status of the related liability are as follows:

	2005 Charges/ (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at October 29, 2005
Asset Impairments (Gains)	$(161,168)	$(622,404)	$461,236	$—
Transaction Fees and Other Costs	4,849	4,849	—	—
Severance	801	801	—	—

	$(155,518)	$(616,754)	$461,236	$—

Additionally, on October 31, 2005, the Company announced the planned sale of its Northern Department Store Group (“NDSG”) as a single business operation, operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers (which generated fiscal 2004 revenues of approximately $2,200,000) to The Bon-Ton Stores, Inc. (“Bon-Ton”) for $1.1 billion in cash plus the assumption of approximately $85 million of liabilities. Closing of the transaction is subject to certain conditions, including Bon-Ton’s financing for the transaction, the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, and various other customary conditions. Bank of America, N.A. has executed a commitment letter with Bon-Ton to provide for the financing of the transaction, subject to the conditions that are contained in the commitment letter. The transaction is expected to be completed in the first fiscal quarter of 2006. As part of the transaction, the Company will enter into a fee for services agreement to provide Bon-Ton with specified support services, including information technology, credit services, and other back office support functions, for a limited period of time. The assets and liabilities associated with NDSG have been appropriately classified as held for sale at October 29, 2005 in the accompanying condensed consolidated balance sheet.

NOTE 5 - DEBT AND SHARE ACTIVITY

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

Additionally, the Company repurchased $21,400 of additional senior notes at par through unsolicited open market repurchases during August 2005. The repurchase of these notes resulted in a loss on extinguishment of debt of $29.

At October 30, 2004, the Company had interest rate swap agreements with notional amounts of $150,000 and $100,000, which swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. The fair value of these swaps at October 30, 2004 was a loss of $724. During 2004 the Company cancelled all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest swap agreements, the Company had total unamortized net gains/(losses) of ($593) and $3,843 at October 29, 2005 and October 30, 2004, respectively, which are being amortized as a component of interest expense through 2010. There were no swap agreements outstanding at October 29, 2005.

During the nine months ended October 29, 2005 the Company did not purchase any shares of Saks’ common stock. At October 29, 2005, there were 15,689 shares remaining available for repurchase under the Company’s existing share repurchase program. Subsequent to the end of the quarter, the Company repurchased 8,019 shares of Saks’ common stock at a cost of approximately $140,800, which left 7,670 shares available for repurchase under authorized programs. In addition, the Company announced on December 8, 2005 that in anticipation of the closing of the NDSG transaction, its Board of Directors had approved a 35,000 share increase in its common share repurchase program, bringing the total available for repurchase to 42,670 shares. Shares may be purchased in open-market, negotiated, and other transactions as may be available. Implementation of the increased buyback program will depend on market conditions, the Company’s other cash requirements, and other factors.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit pension plans for a significant portion of its employees. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense for the three and nine months ended October 29, 2005 and October 30, 2004 were as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Service cost	$1,913	$1,731	$5,739	$5,193
Interest cost	5,442	5,557	16,326	16,671
Expected return on plan assets	(5,761)	(5,983)	(17,283)	(17,949)
Net amortization of losses and prior service costs	2,599	1,469	7,797	4,407

Net periodic pension expense	$4,193	$2,774	$12,579	$8,322

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

	Three Months Ended		Nine Months Ended
	October 29, 2005	Restated October 30, 2004	October 29, 2005	Restated October 30, 2004
Net income (loss) as reported	$225	$(30,390)	$24,590	$(35,555)

Add: Stock-based compensation expense included in net income (loss), net of related tax effects	3,355	1,789	10,982	5,185

Deduct: Total stock-based employee compensation expense determined under the fair value method	(4,022)	(5,227)	(13,606)	(15,976)

Pro forma net income (loss)	$(442)	$(33,828)	$21,966	$(46,346)

Basic earnings (loss) per common share
As reported	$0.00	$(0.22)	$0.18	$(0.25)
Pro forma	$0.00	$(0.24)	$0.16	$(0.33)

Diluted earnings (loss) per common share
As reported	$0.00	$(0.22)	$0.17	$(0.25)
Pro forma	$0.00	$(0.24)	$0.15	$(0.33)

NOTE 8 - CONTINGENCIES

LEGAL CONTINGENCIES

Investigations

As previously disclosed at Note 2 herein and in its 2004 Form 10-K, the Company has informed the SEC of the Audit Committee’s investigation into improper collection of vendor markdown allowances in one of SFAE’s six merchandising divisions, and the SEC notified the Company that it has issued a formal order of private investigation. On October 11, 2005, the Company received a subpoena from the SEC for information concerning, among other items, SFAE’s allocations to vendors of a portion of markdown costs associated with certain of SFAE’s customer loyalty and other promotional activities, as well as information concerning markdowns, earnings, and other financial data for fiscal years 1999-2003. The Company is providing the requested information to the SEC. Also as previously disclosed, the Company has been informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. The Company is fully cooperating with both the SEC and the Office of the United States Attorney.

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

On July 12, 2005, the Board of Directors created a Special Litigation Committee (“SLC”) to investigate the derivative claims and to determine whether the litigation is in the best interests of the Company. The SLC includes one director and two individuals who are not directors and who have no other affiliation with the Company. On August 1, 2005, the Company filed a motion to stay the Alabama action pending the outcome of the SLC’s investigation, and all of the parties to that case subsequently agreed to a stay for ninety days. On August 19, 2005, the Company filed an agreed motion in the Tennessee actions to stay all proceedings for a period of ninety days pending the recommendation of the SLC as to whether the Company should pursue the litigation. The SLC’s investigation is ongoing and it does not appear that the SLC will complete its work prior to the end of the 90 day period . Therefore, the Company expects that the SLC will seek an extension of the stays.

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

OTHER

The terms of a customer proprietary credit card program with Household Bank (SB), N.A. (now HSBC Bank Nevada, N.A., an affiliate of Household International (“HSBC”)) allow each party to terminate the Program Agreement upon the occurrence of specified events. If HSBC were to terminate the Program Agreement, the Company might be required to return to HSBC a declining portion of the premium it received when the credit card portfolio was sold to HSBC in 2003. The maximum contingent payment had the program been terminated early at October 29, 2005 would have been approximately $88,000. If the Company were to terminate the program, the Company would have the right to purchase the credit card accounts and associated accounts receivable from HSBC at their fair value.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

As further discussed in Note 3, The Emerging Issues Task Force (EITF) recently reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Furthermore, the Financial Accounting Standards Board (FASB) is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. A final Statement is expected to be issued in the first quarter of 2006.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, “Accounting for Stock-Based compensation”, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is annual periods beginning after June 15, 2005.

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

Upon the adoption of SFAS No. 123R, the Company will be required to expense all stock options over the vesting period in its statement of operations, including the remaining vesting period associated with unvested options outstanding as of January 28, 2006. For the three-month periods ended October 29, 2005 and October 30, 2004, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been approximately $4,000, and $5,000, respectively, and for the nine-month periods ended October 29, 2005 and October 30, 2004, total stock-based employee compensation expense, net of related tax effects, would have been approximately $14,000, and $16,000, respectively. The Company will be required to adopt SFAS No. 123R in the first quarter of 2006. The Company is still evaluating the effect of the adoption of this standard, but does not expect that it will have a material effect on the Company’s financial position or its results of operations.

In March 2005, the FASB staff issued guidance on SFAS No. 123R. Additionally, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that reinforces the flexibility allowed, specifically when valuing employee stock options and permits individuals, acting in good faith, to conclude differently on the fair value of employee stock options.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6). EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance is effective for reporting periods beginning after June 29, 2005. The adoption of this guidance did not have an impact on our net earnings, cash flows or financial position.

NOTE 10 - SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Three Months Ended		Nine Months Ended
	October 29, 2005	Restated October 30, 2004	October 29, 2005	Restated October 30, 2004
Net sales:
Saks Department Stores Group	$680,556	$846,571	$2,250,146	$2,474,762
Saks Fifth Avenue Enterprises	634,662	635,074	1,930,383	1,897,433

	$1,315,218	$1,481,645	$4,180,529	$4,372,195

Operating Income (Loss):
Saks Department Stores Group	$13,300	$3,753	$35,797	$36,428
Saks Fifth Avenue Enterprises	16,740	21,362	14,744	60,760
Items not allocated	(14,468)	(40,974)	110,155	(67,742)

	$15,572	$(15,859)	$160,696	$29,446

Depreciation and Amortization:
Saks Department Stores Group	$26,042	$30,846	$84,221	$91,677
Saks Fifth Avenue Enterprises	24,664	24,548	75,516	74,183
Other	640	768	1,893	1,861

	$51,346	$56,162	$161,630	$167,721

Total Assets:
Saks Department Stores Group	$1,823,705	$2,410,140	$1,823,705	$2,410,140
Saks Fifth Avenue Enterprises	1,881,453	1,819,432	1,881,453	1,819,432
Other	524,902	564,881	524,902	564,881

	$4,230,060	$4,794,453	$4,230,060	$4,794,453

Capital Expenditures:
Saks Department Stores Group	$21,167	$33,748	$66,378	$78,592
Saks Fifth Avenue Enterprises	37,253	11,376	77,670	27,346
Other	14,346	13,715	29,766	37,688

	$72,766	$58,839	$173,814	$143,626

“Operating Income” for the segments includes net sales; cost of sales; direct selling, general, and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally represented by two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal (except for the costs associated with the Audit Committee investigation which have been allocated to SFAE) and finance support services, and general corporate management; and (2) certain items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance. During the three and nine-month periods ended October 29, 2005 and October 30, 2004, items not allocated were comprised of the following:

	Three Months Ended		Nine Months Ended
	October 29, 2005	Restated October 30, 2004	October 29, 2005	Restated October 30, 2004
General corporate expenses	$(23,582)	$(13,406)	$(56,398)	$(32,803)
Impairments and dispositions	9,350	(26,415)	169,290	(33,786)
Other items, net	(236)	(1,153)	(2,737)	(1,153)

Items not allocated	$(14,468)	$(40,974)	$110,155	$(67,742)

General corporate expenses increased during the three and nine-month periods ending October 29, 2005 due to certain management equity compensation and retention costs associated with the contemplated strategic alternatives at SDSG. During the three-month period ended October 29, 2005, impairment and dispositions primarily consisted of a gain associated with the estimated insurance settlement on the SFAE New Orleans store that was damaged by Hurricane Katrina, and during the nine-month period ending October 29, 2005, impairments and dispositions primarily consisted of a gain associated with the sale of Proffitt’s. Other items during the three and nine-month periods ending October 29, 2005 principally related to severance and other costs associated with the SFAE store closures and the sale of Proffitt’s.

During the three and nine-month periods ending October 30, 2004, impairments and dispositions primarily consisted of lease termination costs and asset impairments associated with the SFAE store closings and other store closings in the normal course of business. Other items during the three and nine-month periods ending October 30, 2004 principally related to severance and other costs associated with the SFAE store closures.

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

As it relates to these SFAE closings, the Company realized net gains of $597 during the nine months ended October 29, 2005, primarily resulting from net gains from the sale of closed stores, offset by severance charges, markdowns and other costs associated with the closings. Severance costs represent the portion of accrued benefits for employees that will exit when the stores are closed. Lease termination costs are included in Impairments and Dispositions, markdown charges are included in Gross Margin, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Consolidated Statements of Income. The components of these charges/gains and the status of any related liability are as follows:

	2005 Charges / (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at October 29, 2005
Asset Impairments (Gains)	$(2,639)	$(4,078)	$1,439	$—
Lease Termination and Dead Rent Charges	540	251	289	—
Severance, Markdowns and Other Costs	1,502	1,157	241	104

	$(597)	$(2,670)	$1,969	$104

The Company anticipates that the remaining SFAE store closings will result in charges similar to its original estimates.

During the nine months ended October 29, 2005, the Company also incurred net charges of $494 associated with the sale of four Proffitt’s stores in North Carolina, which were sold separate to the 47 stores described at Note 4. Asset impairments are included in Impairments and Dispositions and markdown charges are included in Gross Margin in the accompanying Consolidated Statements of Income. The components of these charges/gains and the status of any related liability are as follows:

	2005 Charges / (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at October 29, 2005
Asset Impairments (Gains)	$(87)	$(9,100)	$9,013	$—
Markdown Charges	581		581	—

	$494	$(9,100)	$9,594	$—

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate. During the nine months ended October 29, 2005, the Company incurred net charges of $5,566 related to asset impairments and other costs, primarily at its SDSG stores.

The components of these charges/gains and the status of the related liability are as follows:

	2005 Charges / (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses	Payable at October 29, 2005
Asset Impairments	$5,715	$123	$5,592	$—
Other Costs	(149)	(149)	—	—

	$5,566	$(26)	$5,592	$—

During the three and nine months ended October 29, 2005, the Company also recorded a $16,514 gain related to the estimated insurance settlement on the SFAE store in New Orleans which suffered substantial water, fire, and other damage related to Hurricane Katrina. The SFAE New Orleans store is covered by both property damage and business interruption insurance. The property damage coverage will pay to repair and/or replace the physical property damage and inventory loss, and the business interruption coverage will reimburse the Company for lost profits as well as continuing expenses related to loss mitigation, recovery, and reconstruction for the full duration of the reconstruction period plus three months. The Company anticipates reopening the store in the third fiscal quarter of 2006 after necessary repairs and renovations are made to the property. The gain, which represents the excess of the replacement cost over the net book value of the property, was included in Impairments and Dispositions in the accompanying Consolidated Statements of Income.

NOTE 12 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and nine-month periods ended October 29, 2005 and October 30, 2004 and as of January 29, 2005 reflect the legal entity compositions at the respective dates. In December 2003, the non-guarantor subsidiaries associated with the Company’s former proprietary credit card securitization program were dissolved. Thus, there were no assets or liabilities associated with non-guarantor subsidiaries at October 29, 2005, January 29, 2005 or October 30, 2004.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At October 29, 2005, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 29, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents		$27,886		$27,886
Merchandise inventories	$5,435	1,005,629		1,011,064
Other current assets		129,822		129,822
Deferred income taxes, net		71,211		71,211
Current assets - held for sale		654,123		654,123

Total Current Assets	5,435	1,888,671	—	1,894,106

Property and Equipment, net	4,053	1,354,641		1,358,694
Property and Equipment, net - held for sale		436,163		436,163
Goodwill and Intangibles, net		235,162		235,162
Deferred Income Taxes, net		250,158		250,158
Other Assets	14,126	29,579		43,705
Other Assets - held for sale		12,072		12,072
Investment in and Advances to Subsidiaries	2,756,854		$(2,756,854)

Total Assets	$2,780,468	$4,206,446	$(2,756,854)	$4,230,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,359	$296,721		$298,080
Accrued expenses and other current liabilities	10,514	388,513		399,027
Current portion of long-term debt		7,519		7,519
Current liabilities - held for sale		290,971		290,971

Total Current Liabilities	11,873	983,724	—	995,597

Long-Term Debt	612,356	105,727		718,083
Long-Term Debt - held for sale		33,819		33,819
Other Long-Term Liabilities	600	235,489		236,089
Other Long-Term Liabilities - held for sale		90,833		90,833
Investment by and Advances from Parent		2,756,854	$(2,756,854)
Shareholders’ Equity	2,155,639			2,155,639

Total Liabilities and Shareholders’ Equity	$2,780,468	$4,206,446	$(2,756,854)	$4,230,060

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 29, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$6,335	$1,308,883		$1,315,218
Costs and expenses
Cost of sales	3,776	799,017		802,793
Selling, general and administrative expenses	3,143	363,705		366,848
Other operating expenses	465	136,305		136,770
Store pre-opening costs		2,585		2,585
Impairments and dispositions		(9,350)		(9,350)

Operating income (loss)	(1,049)	16,621	—	15,572

Other income (expense)
Equity in earnings of subsidiaries	8,491		$(8,491)
Interest expense	(12,030)	(4,368)		(16,398)
Loss on extinguishment of debt	(29)			(29)
Other income (expense), net		1,224		1,224

Income (loss) before income taxes	(4,617)	13,477	(8,491)	369

Provision (benefit) for income taxes	(4,842)	4,986		144

Net income	$225	$8,491	$(8,491)	$225

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 29, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$17,238	$4,163,291		$4,180,529
Costs and expenses
Cost of sales	10,222	2,594,804		2,605,026
Selling, general and administrative expenses	9,132	1,142,673		1,151,805
Other operating expenses	1,366	427,483		428,849
Store pre-opening costs		3,443		3,443
Impairments and dispositions		(169,290)		(169,290)

Operating income (loss)	(3,482)	164,178	—	160,696

Other income (expense)
Equity in earnings of subsidiaries	96,434		$(96,434)
Interest expense	(53,365)	(17,557)		(70,922)
Loss on extinguishment of debt	(29,020)			(29,020)
Other income (expense), net		6,449		6,449

Income before income taxes	10,567	153,070	(96,434)	67,203

Provision (benefit) for income taxes	(14,023)	56,636		42,613

Net income	$24,590	$96,434	$(96,434)	$24,590

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 29, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$24,590	$96,434	$(96,434)	$24,590
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(96,434)		96,434
Extraordinary loss on extinguishment of debt	29,020			29,020
Depreciation and amortization	789	160,841		161,630
Equity compensation	16,612			16,612
Deferred income taxes		23,554		23,554
Impairments and dispositions		(169,290)		(169,290)
Changes in operating assets and liabilities, net	18,275	(220,951)		(202,676)

Net Cash Used In Operating Activities	(7,148)	(109,412)	—	(116,560)

INVESTING ACTIVITIES
Purchases of property and equipment		(173,814)		(173,814)
Proceeds from the sale of assets		13,236		13,236
Proceeds from the sale of Proffitt’s/McRae’s		622,404		622,404
Cash paid related to sale of Proffitt’s		(1,340)		(1,340)

Net Cash Provided by Investing Activities		460,486		460,486

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	352,701	(352,701)
Proceeds from revolving credit facility	27,000			27,000
Payments on long-term debt and capital lease obligations	(607,158)	(12,507)		(619,665)
Payment of dividend	(505)			(505)
Proceeds from issuance of common stock	23,109			23,109

Net Cash Used In Financing Activities	(204,853)	(365,208)		(570,061)

Decrease In Cash and Cash Equivalents	(212,001)	(14,134)		(226,135)

Cash and Cash Equivalents at beginning of period	212,001	45,103		257,104

Cash and Cash Equivalents at end of period	$0	$30,969		$30,969

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 30, 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$44,000	$37,095		$81,095
Merchandise inventories	4,766	1,837,150		1,841,916
Other current assets		147,931		147,931
Deferred income taxes, net		87,215		87,215

Total Current Assets	48,766	2,109,391		2,158,157

Property and Equipment, net	5,049	2,064,509		2,069,558
Goodwill and Intangibles, net		325,561		325,561
Deferred Income Taxes, net		151,909		151,909
Other Assets	45,740	43,528		89,268
Investment in and Advances to Subsidiaries	3,217,870		$(3,217,870)

Total Assets	$3,317,425	$4,694,898	$(3,217,870)	$4,794,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,192	$592,016		$593,208
Accrued expenses and other current liabilities	26,641	439,310		465,951
Current portion of long-term debt	70,363	7,345		77,708

Total Current Liabilities	98,196	1,038,671		1,136,867

Long-Term Debt	1,298,104	128,406		1,426,510
Other Long-Term Liabilities	1,396	309,951		311,347
Investment by and Advances from Parent		3,217,870	$(3,217,870)
Shareholders’ Equity	1,919,729			1,919,729

Total Liabilities and Shareholders’ Equity	$3,317,425	$4,694,898	$(3,217,870)	$4,794,453

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 30, 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,338	$1,476,307		$1,481,645
Costs and expenses
Cost of sales	3,278	901,207		904,485
Selling, general and administrative expenses	2,818	410,059		412,877
Other operating expenses	1,080	149,194		150,274
Store pre-opening costs		3,453		3,453
Impairments and dispositions		26,415		26,415

Operating loss	(1,838)	(14,021)	—	(15,859)

Other income (expense)
Equity in earnings of subsidiaries	(10,050)		$10,050
Interest expense	(24,091)	(4,309)		(28,400)
Other income (expense), net		472		472

Loss before income taxes	(35,979)	(17,858)	10,050	(43,787)

Benefit for income taxes	(5,589)	(7,808)		(13,397)

Net loss	$(30,390)	$(10,050)	$10,050	$(30,390)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 30. 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$14,254	$4,357,941		$4,372,195
Costs and expenses
Cost of sales	8,677	2,682,039		2,690,716
Selling, general and administrative expenses	8,844	1,161,426		1,170,270
Other operating expenses	3,393	440,185		443,578
Store pre-opening costs		4,399		4,399
Impairments and dispositions		33,786		33,786

Operating income (loss)	(6,660)	36,106	—	29,446

Other income (expense)
Equity in earnings of subsidiaries	15,292		$(15,292)
Interest expense	(67,676)	(16,685)		(84,361)
Other income (expense), net		2,947		2,947

Income (loss) before income taxes	(59,044)	22,368	(15,292)	(51,968)

Provision (benefit) for income taxes	(23,489)	7,076		(16,413)

Net income (loss)	$(35,555)	$15,292	$(15,292)	$(35,555)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 30, 2004

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	($35,555)	$15,292	($15,292)	($35,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(15,292)		15,292	0
Depreciation and amortization	809	166,912		167,721
Equity compensation	7,942			7,942
Deferred income taxes		(26,909)		(26,909)
Impairments and dispositions		31,786		31,786
Changes in operating assets and liabilities, net	3,973	(144,149)		(140,176)

Net Cash Provided By (Used In) Operating Activities	(38,123)	42,932	—	4,809

INVESTING ACTIVITIES
Purchases of property and equipment		(143,626)		(143,626)
Proceeds from the sale of assets		5,343		5,343

Net Cash Used In Investing Activities		(138,283)		(138,283)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(98,664)	98,664
Proceeds from issuing convertible senior notes	230,000			230,000
Proceeds from revolving credit facility	75,000			75,000
Payments on long-term debt and capital lease obligations	(72,286)	(11,091)		(83,377)
Payments for hedge and call options associated with convertible notes	(25,043)			(25,043)
Purchases and retirements of common stock	(85,397)			(85,397)
Cash dividends paid	(282,719)			(282,719)
Proceeds from issuance of common stock	20,232			20,232

Net Cash Provided By (Used In) Financing Activities	(238,877)	87,573		(151,304)

Decrease In Cash and Cash Equivalents	(277,000)	(7,778)		(284,778)

Cash and Cash Equivalents at beginning of period	321,000	44,873		365,873

Cash and Cash Equivalents at end of period	$44,000	$37,095		$81,095

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 29, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$212,001	$45,103		$257,104
Merchandise inventories	3,582	1,512,689		1,516,271
Other current assets		127,082		127,082
Deferred income taxes, net		178,558		178,558

Total Current Assets	215,583	1,863,432		2,079,015

Property and Equipment, net	4,784	2,042,055		2,046,839
Goodwill and Intangibles, net		323,761		323,761
Deferred Income Taxes, net		166,364		166,364
Other Assets	44,251	43,849		88,100
Investment in and Advances to Subsidiaries	3,062,237		$(3,062,237)

Total Assets	$3,326,855	$4,439,461	$(3,062,237)	$4,704,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$896	$377,498		$378,394
Accrued expenses and other current liabilities	20,974	532,937		553,911
Current portion of long-term debt		7,715		7,715

Total Current Liabilities	21,870	918,150		940,020

Long-Term Debt	1,219,968	126,254		1,346,222
Other Long-Term Liabilities	600	332,820		333,420
Investment by and Advances from Parent		3,062,237	$(3,062,237)
Shareholders’ Equity	2,084,417			2,084,417

Total Liabilities and Shareholders’ Equity	$3,326,855	$4,439,461	$(3,062,237)	$4,704,079

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

MANAGEMENT’S OVERVIEW

GENERAL

Saks Incorporated (and its subsidiaries, together the “Company”) is a U.S. retailer operating traditional and luxury department stores in 37 states. The Company operates its business through two principal business segments: the Saks Department Store Group (“SDSG”) and Saks Fifth Avenue Enterprises (“SFAE”). The Company’s merchandise offerings primarily consist of apparel, shoes, cosmetics and accessories, and to a lesser extent, gifts and home items. The Company offers national branded merchandise complemented by differentiated product through exclusive merchandise from core vendors, assortments from unique and emerging suppliers, and proprietary brands. At October 29, 2005 , Saks operated 182 SDSG stores (excluding Club Libby Lu) with 19.9 million square feet, 55 Saks Fifth Avenue stores with 6.0 million square feet, and 50 Off 5th units with 1.4 million square feet. During the quarter, the Company opened seven mall-based Club Libby Lu specialty stores, bringing the quarter-end total to 56.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its financial statements for the years ended January 31, 2004; February 1, 2003; February 2, 2002 and February 3, 2001; the financial information for quarters ended May 1, July 31 and October 30, 2004; and the quarters ended May 3, August 2, November 1, 2003 and January 31, 2004 in conjunction with filing its Form 10-K for the fiscal year ended January 29, 2005 (the “2004 Form 10-K”). As a result of this restatement, the Company was not able to file the 2004 Form 10-K in a timely manner. For further information, refer to the consolidated financial statements and footnotes thereto included in the 2004 Form 10-K filed on September 1, 2005, where this restatement is more fully described. Accordingly, the Company has restated its financial statements for the fiscal quarter ended October 30, 2004, as included in this report on Form 10-Q herein.

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

These condensed consolidated financial statements and notes thereto reflect adjustments to the Company’s previously reported financial information for the quarter ended October 30, 2004.

The following provides details of the adjustments included in the restatement of the Company’s condensed consolidated financial statements and the effect of the adjustments on the Company’s Condensed Consolidated Balance Sheet at October 30, 2004 and its Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows for the three and nine months ended October 30, 2004.

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

The effect of the restatement relating to these improper collections on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Interest expense	$748	$2,244
Net income	(475)	(1,425)

		October 30, 2004
Condensed Consolidated Balance Sheet:
Accounts payable		$31,871
Accrued expenses and other current liabilities		(4,649)
Total shareholders’ equity		(27,222)

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

The effect of the restatement relating to the improvement incentives portion of these tenant allowances on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$354	$1,151
Net income	(224)	(731)

		October 30, 2004
Condensed Consolidated Balance Sheet:
Other current assets		$2,205
Property and equipment, net		29,078
Accrued expenses and other current liabilities		(6,578)
Other long-term liabilities		48,838
Total shareholders’ equity		(10,977)

Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company annually evaluates the recoverability of its property and equipment and records any impairment loss as the difference between the carrying amount and fair value of the asset. As tenant allowances have historically resulted in an improper reduction in the capitalized amount of leasehold improvements, the carrying value of property and equipment used in the impairment charge has been understated in certain instances. Consequently, the Company has made restatement adjustments to correct for the understatement of impairment charges taken in prior periods.

The effect of the restatement relating to these impairment charges on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$(98)	$(295)
Impairments and dispositions	(1,867)	(1,867)
Net income	1,248	1,373

		October 30, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net		$2,032
Accrued expenses and other current liabilities		(4,624)
Other long-term liabilities		14,054
Total shareholders’ equity		(7,398)

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

The effect of the restatement relating to rent holidays on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Store pre-opening costs	$(115)	$(408)
Net income	73	259

		October 30, 2004
Condensed Consolidated Balance Sheet:
Accrued expenses and other current liabilities		$(2,510)
Other long-term liabilities		6,679
Total shareholders’ equity		(4,169)

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

The effect of the restatement relating to the symmetry of lease terms on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Other operating expenses	$17	$53
Net income	(11)	(35)

		October 30, 2004
Condensed Consolidated Balance Sheet:
Property and equipment, net		$(165)
Accrued expenses and other current liabilities		(246)
Other long-term liabilities		504
Total shareholders’ equity		(423)

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

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$(1,675)	$(4,265)
Selling, general and administrative expenses	1,675	4,265
Interest expense	(369)	(2,706)
Other income (expense), net	369	2,706

		October 30, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents		$6,585
Other current assets		(20,505)
Accrued expenses and other current liabilities		(13,920)
Current portion of long-term debt		1,585
Long-term debt		(1,585)

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

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows:

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Consolidated Statement of Income:
Provision for income taxes	$3,755	$3,755
Net income	(3,755)	$(3,755)

		October 30, 2004
Condensed Consolidated Balance Sheet:
Current deferred income taxes, net		$13,441
Non-current deferred income taxes, net		(1,517)
Accrued expenses and other current liabilities		(15,627)
Total shareholders’ equity		27,551

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

The effect of the restatement relating to this error on the Company’s condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004
Condensed Consolidated Balance Sheet:
Merchandise inventories	$(8,198)
Accrued expenses and other current liabilities	(3,108)
Total shareholders’ equity	(5,090)

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

The effect of the restatement relating to store stock supplies on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Selling, general and administrative expenses	$(51)	$(78)
Net income	32	50

		October 30, 2004
Condensed Consolidated Balance Sheet:
Other current assets		$(2,371)
Accrued expenses and other current liabilities		(761)
Total shareholders’ equity		(1,610)

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

The effect of the restatement relating to these errors on the Company’s condensed consolidated statement of income and condensed consolidated balance sheet accounts is as follows (amounts include income tax effect):

Increase (Decrease) (in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Condensed Consolidated Statement of Income:
Cost of sales	$4,878	$1,663
Selling, general and administrative expenses	2,538	830
Other operating expenses	(3,585)	(3,183)
Net income	(2,463)	438

		October 30, 2004
Condensed Consolidated Balance Sheet:
Cash and cash equivalents		$(11)
Merchandise inventories		(6,244)
Other current assets		(989)
Property and equipment, net		3,917
Goodwill and intangibles, net		1,198
Accounts payable		(1,153)
Accrued expenses and other current liabilities		2,344
Total shareholders’ equity		(3,320)

The effect of these errors on net income included the following components:

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Inventory valuation	$(3,098)	$(1,029)
Other, net	635	1,467

Total	$(2,463)	$438

The following tables summarize the effect of the adjustments included in the restatement on significant statement of income and balance sheet components.

CONDENSED CONSOLIDATED STATEMENT OF INCOME ACCOUNTS

Net Income

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Net income, as previously reported	$(24,815)	$(31,729)
Adjustments:
Vendor Allowances	(475)	(1,425)
Operating Leases:
Tenant Allowances - Improvement Incentives	(224)	(731)
Tenant Allowances - Impairments	1,248	1,373
Rent Holiday	73	259
Depreciation Lives of Leasehold Improvements	(11)	(35)
Other Items:
Tax Items	(3,755)	(3,755)
Store Stock Supplies	32	50
Other	(2,463)	438

Total adjustments	(5,575)	(3,826)

Net income, as restated	$(30,390)	$(35,555)

Cost of Sales (excluding depreciation and amortization)

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Cost of sales, as previously reported	$901,282	$2,693,318
Adjustments:
Other Items:
Reclassifications	(1,675)	(4,265)
Other	4,878	1,663

Total adjustments	3,203	(2,602)

Cost of sales, as restated	$904,485	$2,690,716

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Selling, general and administrative expenses, as previously reported	$408,715	$1,165,253
Adjustments:
Other Items:
Reclassifications	1,675	4,265
Store Stock Supplies	(51)	(78)
Other	2,538	830

Total adjustments	4,162	5,017

Selling, general and administrative expenses, as restated	$412,877	$1,170,270

Other Operating Expenses

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Other operating expenses, as previously reported	$153,586	$445,852
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	354	1,151
Tenant Allowances - Impairments	(98)	(295)
Depreciation Lives of Leasehold Improvements	17	53
Other Items:
Other	(3,585)	(3,183)

Total adjustments	(3,312)	(2,274)

Other operating expenses, as restated	$150,274	$443,578

Store Pre-Opening Costs

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Store pre-opening costs, as previously reported	$3,568	$4,807
Adjustments:
Operating Leases:
Rent Holiday	(115)	(408)

Total adjustments	(115)	(408)

Store pre-opening costs, as restated	$3,453	$4,399

Impairments and Dispositions

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Impairments and dispositions, as previously reported	$28,282	$35,653
Adjustments:
Operating Leases:
Tenant Allowances - Impairments	(1,867)	(1,867)

Total adjustments	(1,867)	(1,867)

Impairments and dispositions, as restated	$26,415	$33,786

Interest Expense

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Interest expense, as previously reported	$(27,283)	$(79,411)
Adjustments:
Vendor Allowances	(748)	(2,244)
Other Items:
Reclassifications	(369)	(2,706)

Total adjustments	(1,117)	(4,950)

Interest expense, as restated	$(28,400)	$(84,361)

Other Income (Expense)

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Other income (expense), net, as previously reported	$103	$241
Adjustments:
Other Items:
Reclassifications	369	2,706

Total adjustments	369	2,706

Other income (expense), net, as restated	$472	$2,947

Provision for Income Taxes

(in thousands)	Three Months Ended October 30, 2004	Nine Months Ended October 30, 2004
Provision for income taxes, as previously reported	$(16,153)	$(20,129)
Adjustments:
Vendor Allowances	(273)	(819)
Operating Leases:
Tenant Allowances - Improvement Incentives	(130)	(420)
Tenant Allowances - Impairments	717	789
Rent Holiday	42	149
Depreciation Lives of Leasehold Improvements	(6)	(18)
Other Items:
Tax Items	3,755	3,755
Store Stock Supplies	19	28
Other	(1,368)	252

Total adjustments	2,756	3,716

Provision for income taxes, as restated	$(13,397)	$(16,413)

CONDENSED CONSOLIDATED BALANCE SHEET ACCOUNTS

Total Assets

(in thousands)	October 30, 2004
Total assets, as previously reported	$4,775,997
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	31,283
Tenant Allowances - Impairments	2,032
Depreciation Lives of Leasehold Improvements	(165)
Other Items:
Reclassifications	(13,920)
Tax Items	11,924
Purchase Discounts	(8,198)
Store Stock Supplies	(2,371)
Other	(2,129)

Total adjustments	18,456

Total assets, as restated	$4,794,453

Cash and Cash Equivalents

(in thousands)	October 30, 2004
Cash and cash equivalents, as previously reported	$74,521
Adjustments:
Other Items:
Reclassifications	6,585
Other	(11)

Total adjustments	6,574

Cash and cash equivalents, as restated	$81,095

Merchandise Inventories

(in thousands)	October 30, 2004
Merchandise inventories, as previously reported	$1,856,358
Adjustments:
Other Items:
Purchase Discounts	(8,198)
Other	(6,244)

Total adjustments	(14,442)

Merchandise inventories, as restated	$1,841,916

Other Current Assets

(in thousands)	October 30, 2004
Other current assets, as previously reported	$169,591
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	2,205
Other Items:
Reclassifications	(20,505)
Store Stock Supplies	(2,371)
Other	(989)

Total adjustments	(21,660)

Other current assets, as restated	$147,931

Current Deferred Income Taxes, Net

(in thousands)	October 30, 2004
Current deferred income taxes, net, as previously reported	$73,774
Adjustments:
Other Items:
Tax Items	13,441

Total adjustments	13,441

Current deferred income taxes, net, as restated	$87,215

Property and Equipment, Net of Depreciation

(in thousands)	October 30, 2004
Property and equipment, net, as previously reported	$2,034,696
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	29,078
Tenant Allowances - Impairments	2,032
Depreciation Lives of Leasehold Improvements	(165)
Other Items:
Other	3,917

Total adjustments	34,862

Property and equipment, net, as restated	$2,069,558

Goodwill and Intangibles, Net of Amortization

(in thousands)	October 30, 2004
Goodwill and intangibles, net, as previously reported	$324,363
Adjustments:
Other Items:
Other	1,198

Total adjustments	1,198

Goodwill and intangibles, net, as restated	$325,561

Non-current Deferred Income Taxes, Net

(in thousands)	October 30, 2004
Non-current deferred income taxes, net, as previously reported	$153,426
Adjustments:
Other Items:
Tax Items	(1,517)

Total adjustments	(1,517)

Non-current deferred income taxes, net, as restated	$151,909

Total Current Liabilities

(in thousands)	October 30, 2004
Total current liabilities, as previously reported	$1,154,243
Adjustments:
Vendor Allowances	27,222
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,578)
Tenant Allowances - Impairments	(4,624)
Rent Holiday	(2,510)
Depreciation Lives of Leasehold Improvements	(246)
Other Items:
Reclassifications	(12,335)
Tax Items	(15,627)
Purchase Discounts	(3,108)
Store Stock Supplies	(761)
Other	1,191

Total adjustments	(17,376)

Total current liabilities, as restated	$1,136,867

Accounts Payable

(in thousands)	October 30, 2004
Accounts payable, as previously reported	$562,490
Adjustments:
Vendor Allowances	31,871
Other Items:
Other	(1,153)

Total adjustments	30,718

Accounts payable, as restated	$593,208

Accrued Expenses and Other Current Liabilities

(in thousands)	October 30, 2004
Accrued expenses and other current liabilities, as previously reported	$515,630
Adjustments:
Vendor Allowances	(4,649)
Operating Leases:
Tenant Allowances - Improvement Incentives	(6,578)
Tenant Allowances - Impairments	(4,624)
Rent Holiday	(2,510)
Depreciation Lives of Leasehold Improvements	(246)
Other Items:
Reclassifications	(13,920)
Tax Items	(15,627)
Purchase Discounts	(3,108)
Store Stock Supplies	(761)
Other	2,344

Total adjustments	(49,679)

Accrued expenses and other current liabilities, as restated	$465,951

Current Portion of Long-Term Debt

(in thousands)	October 30, 2004
Current portion of long-term debt, as previously reported	$76,123
Adjustments:
Other Items:
Reclassifications	1,585

Total adjustments	1,585

Current portion of long-term debt, as restated	$77,708

Long-Term Debt

(in thousands)	October 30, 2004
Long-term debt, as previously reported	$1,428,095
Adjustments:
Other Items:
Reclassifications	(1,585)

Total adjustments	(1,585)

Long-term debt, as restated	$1,426,510

Other Long-Term Liabilities

(in thousands)	October 30, 2004
Other long-term liabilities, as previously reported	$241,272
Adjustments:
Operating Leases:
Tenant Allowances - Improvement Incentives	48,838
Tenant Allowances - Impairments	14,054
Rent Holiday	6,679
Depreciation Lives of Leasehold Improvements	504

Total adjustments	70,075

Other long-term liabilities, as restated	$311,347

Total Shareholders’ Equity

(in thousands)	October 30, 2004
Total shareholders’ equity, as previously reported	$1,952,387
Adjustments:
Vendor Allowances	(27,222)
Operating Leases:
Tenant Allowances - Improvement Incentives	(10,977)
Tenant Allowances - Impairments	(7,398)
Rent Holiday	(4,169)
Depreciation Lives of Leasehold Improvements	(423)
Other Items:
Tax Items	27,551
Purchase Discounts	(5,090)
Store Stock Supplies	(1,610)
Other	(3,320)

Total adjustments	(32,658)

Total shareholders’ equity, as restated	$1,919,729

The following tables present the effect of the aforementioned adjustments on the Condensed Consolidated Financial Statements, including the percentage of increase (decrease) as a result of the adjustments by line item.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Three Months Ended October 30, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$1,481,645	$—	$1,481,645	0.0%

Cost of sales (excluding depreciation and amortization)	901,282	3,203	904,485	0.4%

Gross margin	580,363	(3,203)	577,160	-0.6%

Selling, general and administrative expenses	408,715	4,162	412,877	1.0%
Other operating expenses	153,586	(3,312)	150,274	-2.2%
Store pre-opening costs	3,568	(115)	3,453	-3.2%
Impairments and dispositions	28,282	(1,867)	26,415	-6.6%

OPERATING INCOME (LOSS)	(13,788)	(2,071)	(15,859)	15.0%

Interest expense	(27,283)	(1,117)	(28,400)	4.1%
Other income (expense), net	103	369	472	NM

INCOME (LOSS) BEFORE INCOME TAXES	(40,968)	(2,819)	(43,787)	6.9%
Provision (benefit) for income taxes	(16,153)	2,756	(13,397)	-17.1%

NET INCOME (LOSS)	$(24,815)	$(5,575)	$(30,390)	22.5%

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.18)	$(0.04)	$(0.22)	22.2%

Diluted earnings (loss) per common share	$(0.18)	$(0.04)	$(0.22)	22.2%

Weighted average common shares:
Basic	138,249		138,249
Diluted	138,249		138,249

NM is defined as “Not Meaningful”

CONDENSED CONSOLIDATED STATEMENT OF INCOME

Nine Months Ended October 30, 2004

(In Thousands, except per share amounts)	Previously Reported	Adjustments	As Restated	Percent Change
NET SALES	$4,372,195	$—	$4,372,195	0.0%

Cost of sales (excluding depreciation and amortization)	2,693,318	(2,602)	2,690,716	-0.1%

Gross margin	1,678,877	2,602	1,681,479	0.2%

Selling, general and administrative expenses	1,165,253	5,017	1,170,270	0.4%
Other operating expenses	445,852	(2,274)	443,578	-0.5%
Store pre-opening costs	4,807	(408)	4,399	-8.5%
Impairments and dispositions	35,653	(1,867)	33,786	-5.2%

OPERATING INCOME (LOSS)	27,312	2,134	29,446	7.8%

Interest expense	(79,411)	(4,950)	(84,361)	6.2%
Other income (expense), net	241	2,706	2,947	NM

INCOME (LOSS) BEFORE INCOME TAXES	(51,858)	(110)	(51,968)	0.2%
Provision (benefit) for income taxes	(20,129)	3,716	(16,413)	-18.5%

NET INCOME (LOSS)	$(31,729)	$(3,826)	$(35,555)	12.1%

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.23)	$(0.02)	$(0.25)	8.7%

Diluted earnings (loss) per common share	$(0.23)	$(0.02)	$(0.25)	8.7%

Weighted average common shares:
Basic	140,289		140,289
Diluted	140,289		140,289

NM is defined as “Not Meaningful”

CONDENSED CONSOLIDATED BALANCE SHEET

October 30, 2004

(In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,521	$6,574	$81,095	8.8%
Merchandise inventories	1,856,358	(14,442)	1,841,916	-0.8%
Other current assets	169,591	(21,660)	147,931	-12.8%
Deferred income taxes, net	73,774	13,441	87,215	18.2%

TOTAL CURRENT ASSETS	2,174,244	(16,087)	2,158,157	-0.7%

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	2,034,696	34,862	2,069,558	1.7%
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	324,363	1,198	325,561	0.4%
DEFERRED INCOME TAXES, NET	153,426	(1,517)	151,909	-1.0%
OTHER ASSETS	89,268	—	89,268	0.0%

TOTAL ASSETS	$4,775,997	$18,456	$4,794,453	0.4%

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$562,490	$30,718	$593,208	5.5%
Accrued expenses and other current liabilities	515,630	(49,679)	465,951	-9.6%
Current portion of long-term debt	76,123	1,585	77,708	2.1%

TOTAL CURRENT LIABILITIES	1,154,243	(17,376)	1,136,867	-1.5%

LONG-TERM DEBT	1,428,095	(1,585)	1,426,510	-0.1%
OTHER LONG-TERM LIABILITIES	241,272	70,075	311,347	29.0%

TOTAL LIABILITIES	2,823,610	51,114	2,874,724	1.8%

COMMITMENTS AND CONTINGENCIES	—	—	—	0.0%

SHAREHOLDERS’ EQUITY	1,952,387	(32,658)	1,919,729	-1.7%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,775,997	$18,456	$4,794,453	0.4%

SUMMARY OF CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended July 31, 2004 (In Thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Net cash provided by (used in) operating activities	$(4,602)	$9,411	$4,809	-204.5%
Net cash used in investing activities	(135,407)	(2,876)	(138,283)	2.1%
Net cash used in financing activities	(151,304)	—	(151,304)	0.0%

Change in cash and cash equivalents	(291,313)	6,535	(284,778)	-2.2%
Cash and cash equivalents at beginning of year	365,834	39	365,873	0.0%

Cash and cash equivalents at end of year	$74,521	$6,574	$81,095	8.8%

SALE OF BUSINESSES

On July 5, 2005, the Company consummated a transaction with Belk, Inc. (“Belk”), whereby Belk acquired from the Company for $622.4 million in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations (hereafter described as “Proffitt’s”), plus the assumption of approximately $1 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores which generated fiscal 2004 revenues of approximately $700 million. After considering the assets and liabilities sold, liabilities settled, transaction fees and severance, the Company realized a net gain of $155.5 million on the sale.

On October 31, 2005, the Company announced the planned sale of its Northern Department Store Group (“NDSG”) to The Bon-Ton Stores, Inc. (“Bon-Ton”) for $1.1 billion in cash plus the assumption of approximately $85 million of liabilities. Closing of the transaction is subject to certain conditions, including Bon-Ton’s financing for the transaction, the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, and various other customary conditions. Bank of America, N.A. has executed a commitment letter with Bon-Ton to provide for the financing of the transaction, subject to the conditions that are contained in the commitment letter. The transaction is expected to be completed early in the first fiscal quarter of 2006. As part of the transaction, the Company will enter into a fee for services agreement to provide Bon-Ton with specified support services, including information technology, credit services, and other back office support functions, for a limited period of time. The assets and liabilities associated with NDSG have been appropriately classified as held for sale at October 29, 2005 in the accompanying condensed consolidated balance sheet.

SAKS FIFTH AVENUE NEW ORLEANS STORE

The SFAE store in New Orleans suffered substantial water, fire, and other damage related to Hurricane Katrina, which struck in late August 2005. The Company anticipates reopening the store in the third fiscal quarter of 2006 after necessary repairs and renovations are made to the property.

The SFAE New Orleans store is covered by both property damage and business interruption insurance. The property damage coverage will pay to repair and/or replace the physical property damage and inventory loss, and the business interruption coverage will reimburse the Company for lost profits as well as continuing expenses related to loss mitigation, recovery, and reconstruction for the full duration of the reconstruction period plus three months. The Company recorded both (i) a $16.5 million gain on the excess of the replacement value over the net book value of the lost and damaged assets and (ii) $2.6 million of expenses related to the insurance deductible during the quarter.

Total company revenues and operating income were negatively affected by approximately $9.3 million and $5.0 million, respectively, for the third quarter of 2005, due to the New Orleans store closing.

FINANCIAL PERFORMANCE SUMMARY

Diluted earnings (loss) per share for the three-month period ended October 29, 2005 improved to $0.2 million or $0.00 per share from a loss of ($30.4) million or ($0.22) per share in the three-month period ended October 30, 2004. The current year period included a net gain of $5.5 million, net of taxes, primarily related to a $10.0 million, net of taxes, net gain related to the estimated insurance settlement on SFAE New Orleans store that was damaged by Hurricane Katrina, offset in-part by expenses of $4.5 million, net of taxes, of asset impairments and additional transaction costs associated with the sale of Proffitt’s. The comparable prior year period included net charges of $20.0 million, net of taxes, primarily related to asset impairments and the disposition of assets associated with SFAE store closings.

Additionally, several other items, including expenses related to the Company’s investigations, retention and severance, and the insurance deductible for the SFAE New Orleans store, as well as income related to the Company’s estimated share of proceeds from Visa/MasterCard antitrust litigation settlement, were included in the current period’s quarterly results. These items netted approximately $10.2 million in after-tax expenses.

SFAE realized a 5.4% comparable store sales increase during the three-month period ended October 29, 2005; however, its operating income declined to $16.7 million from $21.4 million. Excluding expenses related to the investigations and insurance deductible expenses and considering the reduction in operating income contribution associated with the closed New Orleans store (estimated at approximately $5 million on a pre-tax basis), SFAE’s operating performance was improved from the prior period.

SDSG experienced a 0.1% comparable store sales increase during the three-month period ended October 29, 2005, and operating income improved by $9.5 million to $13.3 million. The majority of the improvement reflected an improved gross margin rate and expense control during the quarter.

Items not allocated to the business segments changed significantly during the year-over-year three-month period. During the three months ended October 29, 2005, the Company incurred a $16.5 million gain primarily related to the estimated SFAE New Orleans store insurance settlement, partially offset by $7.2 million of other impairments and dispositions, primarily in the normal course of business. During the three-month period ending October 30, 2004, impairments and dispositions primarily consisted of lease termination costs and asset impairments associated with the SFAE store closings and other store closings.

Consistent with the improvement in earnings during the third quarter, earnings (loss) per share for the nine-month period ended October 29, 2005 improved to $24.6 million or $0.17 per diluted share from a loss of ($35.6) million or ($0.25) per diluted share in the nine-month period ended October 30, 2004. The current nine-month period included a net gain of $64.0 million, net of taxes, primarily related to the aforementioned sale of Proffitt’s and the New Orleans store insurance settlement, offset by the loss on debt extinguishment. The prior year nine-month period included charges of $24.7 million, net of taxes, primarily related to asset impairments and the disposition of assets associated with SFAE store closings.

SFAE realized a 5.1% comparable store sales increase during the nine-month period ended October 29, 2005 but experienced a decline in operating income of $46.0 million. SDSG experienced a 0.1% comparable store sales decrease during the nine-month period ended October 29, 2005 and a decline in operating income of $0.6 million.

Items not allocated to the business segments changed significantly during the year-over-year nine-month period. During the nine months ended October 29, 2005, the Company incurred net gains of $162.3 million, primarily related to the gain associated with the sale of Proffitt’s, partially offset by a loss on the extinguishment of debt. During the nine-month period ending October 30, 2004, impairments and dispositions primarily consisted of lease termination costs and asset impairments associated with the SFAE store closings and other store closings.

During the three months ended October 29, 2005, the Company recorded a pre-tax benefit of $0.9 million related to the correction of errors that occurred in the second quarter of 2005. The Company considered the financial effect of these errors to be immaterial and thus included this effect in the third quarter results.

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

	Three Months Ended		Nine Months Ended
	October 29, 2005	Restated October 30, 2004	October 29, 2005	Restated October 30, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	61.0%	61.0%	62.3%	61.5%
Selling, general & administrative expenses	27.9%	27.9%	27.6%	26.8%
Other operating expenses	10.4%	10.1%	10.3%	10.1%
Store pre-opening costs	0.2%	0.2%	0.1%	0.1%
Impairments and dispositions	-0.7%	1.8%	-4.0%	0.8%

Operating income (loss)	1.2%	-1.1%	3.8%	0.7%
Other income (expense):
Interest expense	-1.2%	-1.9%	-1.7%	-1.9%
Loss on extinguishment of debt	0.0%	0.0%	-0.7%	0.0%
Other income (expense), net	0.1%	0.0%	0.2%	0.1%

Income (loss) before income taxes	0.0%	-3.0%	1.6%	-1.2%

Provision (benefit) for income taxes	0.0%	-0.9%	1.0%	-0.4%

Net income (loss)	0.0%	-2.1%	0.6%	-0.8%

THREE MONTHS ENDED OCTOBER 29, 2005 COMPARED TO THREE MONTHS ENDED OCTOBER 30, 2004 DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended October 30, 2004 to the three-month period ended October 29, 2005:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the three months ended October 30, 2004, as restated	$3.8	$21.4	$(41.1)	$(15.9)

Store sales and margin	(58.1)	(6.6)	—	(64.7)
Operating expenses	67.6	2.0	(10.2)	59.4
Impairments and dispositions	—	—	35.8	35.8
Severence and other costs	—	—	1.0	1.0

Increase (Decrease)	9.5	(4.6)	26.6	31.5

For the three months ended October 29, 2005	$13.3	$16.8	$(14.5)	$15.6

Consolidated

On a consolidated basis, net sales decreased 11.2%, while comparable store sales increased 2.7%. The comparable store sales increase was comprised of a 0.1% increase at SDSG and a 5.4% increase at SFAE. Improved operating income at SDSG and a reduction in impairment and disposition charges resulted in an increase in operating income of $31.5 million to $15.6 million.

SFAE

At SFAE, comparable store sales increased 5.4%; however, operating income declined by $4.6 million. Excluding the expenses related to the previously mentioned investigation ($7.4 million) and insurance deductible expenses ($2.6 million) and considering the reduction in operating income contribution associated with the closed New Orleans store (estimated at approximately $5.0 million on a pre-tax basis), SFAE’s third quarter operating income would have totaled approximately $31.8 million, a $10.4 million improvement over the prior year. Excluding New Orleans, the net effect of new and closed stores resulted in a decrease of operating income of $3.3 million.

SDSG

At SDSG, comparable store sales increased 0.1% and total sales declined 19.6%, primarily related to the sale of Proffitt’s. However, SDSG generated both an improved gross margin rate and SG&A leverage for the quarter based on diligent inventory management and expense control. The net effect of new and closed stores resulted in an increase in operating income of $1.6 million.

Expenses and charges not allocated to the segments decreased by $26.6 million primarily due to the current period $16.5 million gain from the estimated insurance settlement on the SFAE New Orleans store and a year-over-year decrease in impairments and dispositions resulting from the prior period SFAE store closings, slightly offset by increased equity compensation and retention and severance costs associated with the sale of businesses at SDSG. The current period retention costs represent the expenses that the Company must incur to maintain adequate staffing necessary to support its operations and fulfill its support services agreement with Belk and the proposed support services agreement with Bon-Ton.

NET SALES

The following table shows relevant net sales information by segment for the three-month periods ended October 29, 2005 and October 30, 2004:

	Three Months Ended		Total (Decrease) Increase	Total % (Decrease) Increase	Comp % (Decrease) Increase
(In Millions)	October 29, 2005	October 30, 2004
SDSG	$680.6	$846.6	$(166.0)	-19.6%	0.1%
SFAE	634.6	635.1	(0.5)	-0.1%	5.4%

Consolidated	$1,315.2	$1,481.7	$(166.5)	-11.2%	2.7%

For the three months ended October 29, 2005, total sales decreased 11.2% year over year, and consolidated comparable store sales increased 2.7%. The 5.4% comparable sales increase at SFAE evidenced continued strength in the luxury sector. The total sales decrease at SFAE resulted mainly from the lost contribution as a result of the closed New Orleans store. SDSG experienced a 0.1% increase in comparable store sales. The net effect of sales from new and closed stores resulted in a reduction of $198.8 million, due principally to the sale of Proffitt’s.

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

GROSS MARGIN

For the three months ended October 29, 2005, gross margin was $512.4 million, or 39.0% of net sales, compared to $577.2 million, or 39.0% of net sales, for the three months ended October 30, 2004. The decline in gross margin dollars was principally attributable to the lost contribution from the sale of Proffitt’s. Although the consolidated gross margin rate was flat with last year, SDSG generated an improved gross margin rate reflecting diligent inventory management, while SFAE experienced a modest decline in its rate, resulting largely from a continued decline in vendor support.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended October 29, 2005, SG&A was $366.8 million, or 27.9% of net sales, compared to $412.9 million, or 27.9% of net sales, for the three months ended October 30, 2004. The net decrease of $46.1 million in expenses was largely due to the elimination of prior year expenses associated with the sold Proffitt’s stores. This net decline in SG&A also included expenses related to the previously mentioned investigation, retention and severance, the insurance deductible for the closed New Orleans store, and the income from the Visa/MasterCard settlement. Excluding these items, year-over-year SG&A leverage would have improved.

OTHER OPERATING EXPENSES

For the three months ended October 29, 2005, other operating expenses, including store pre-opening costs, were $139.4 million, or 10.6% of net sales, compared to $153.7 million, or 10.4% of net sales, for the three months ended October 30, 2004. The decrease of $14.3 million was largely driven by a reduction in depreciation, rent and property and payroll taxes recognized on the Proffitt’s stores sold.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended October 29, 2005 and October 30, 2004, the Company realized (gains)/losses from impairments and dispositions of ($9.4) million and $26.4 million, respectively. The current quarter net gain primarily related to the estimated insurance settlement on the New Orleans store. Prior quarter charges were principally due to the impairment of store assets related to SFAE store closings and impairments and disposition charges in the normal course of business.

INTEREST EXPENSE

For the three months ended October 29, 2005, interest expense was $16.4 million, or 1.2% of net sales, compared to $28.4 million, or 1.9% of net sales, for the three months ended October 30, 2004. The improvement of $12.0 million was primarily due to the reduction in debt resulting from the repurchase of approximately $585.7 million and $21.4 million of senior notes in July 2005 and August 2005, respectively.

INCOME TAXES

The effective income tax rates for the three-month periods ending October 29, 2005 and October 30, 2004 were 39.0% and 30.6%, respectively. The increase in the effective rate over the effective rate for the three-month period ending October 30, 2004 is primarily the result of the prior year effective rate including the benefit for a reduction in the valuation allowance for state net operating loss carryforwards. In addition, the prior three-month period included an adjustment to tax reserves resulting from the conclusion of tax examinations.

NINE MONTHS ENDED OCTOBER 29, 2005 COMPARED TO NINE MONTHS ENDED OCTOBER 30, 2004

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the nine-month period ended October 30, 2004 to the nine-month period ended October 29, 2005:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the nine months ended October 30, 2004, as restated	$36.4	$60.8	$(67.8)	$29.4

Store sales and margin	(80.9)	(24.2)	—	(105.1)
Operating expenses	80.3	(21.9)	(16.6)	41.8
Impairments and dispositions	—	—	196.1	196.1
Severance and other costs	—	—	(1.5)	(1.5)

Increase (Decrease)	(.6)	(46.1)	178.0	131.3

For the nine months ended October 29, 2005	$35.8	$14.7	$110.2	$160.7

Consolidated

On a consolidated basis, net sales decreased 4.4%, while comparable store sales increased 2.2%. The comparable store sales increase was comprised of a 0.1% decrease at SDSG and a 5.1% increase at SFAE. The consolidated net sales decrease led to a decline in consolidated gross margin. The gain from the sale of Proffitt’s and decreased operating expenses, offset by a loss from debt extinguishment and the deterioration in the gross margin rate at SFAE, resulted in an increase in operating income of $131.3 million to $160.7 million.

SFAE

At SFAE, comparable store sales increased 5.1%; however, the gross margin rate declined substantially, related to (i) unsatisfactory inventory management, which led to substantially higher markdowns and (ii) a considerable year-over-year decline in vendor markdown support. Additionally, an increase in operating expenses primarily reflected costs associated with the previously mentioned investigations, the SFAE New Orleans store insurance deductible, and costs necessary to support the increase in sales. As a result, operating income declined by $46.1 million. Excluding the closure of the New Orleans store, which reduced operating income by approximately $7.4 million, the net effect of new and closed stores reduced operating income by $6.8 million at SFAE.

SDSG

At SDSG, comparable store sales decreased 0.1%. Operating income declined by $0.6 million, primarily representing the forfeited contribution from the Proffitt’s business, offset by improved performance reflecting diligent inventory management and expense control. The net effect of new and closed stores resulted in a decrease in operating income of $4.4 million.

Expenses and charges not allocated to the segments decreased by $178.0 million primarily due to the gain associated with the sale of Proffitt’s and the gain from the estimated insurance settlement on the SFAE New Orleans store, slightly offset by increased equity compensation and retention and severance compensation associated with the sale of businesses at SDSG.

NET SALES

The following table shows relevant net sales information by segment for the nine-month periods ended October 29, 2005 and October 30, 2004:

	NineMonths Ended		Total Increase	Total % Increase	Comp % Increase
(In Millions)	October 29, 2005	October 30, 2004
SDSG	$2,250.1	$2,474.8	$(224.7)	-9.1%	-0.1%
SFAE	1,930.4	1,897.4	33.0	1.7%	5.1%

Consolidated	$4,180.5	$4,372.2	$(191.7)	-4.4%	2.2%

For the nine months ended October 29, 2005, total sales decreased 4.4% year over year, and consolidated comparable store sales increased 2.2%. The 5.1% comparable sales increase at SFAE was evidenced by continued strength in the luxury sector. SDSG experienced a 0.1% decline in comparable store sales. The net effect of sales lost from new and closed stores resulted in a $279.1 million reduction, due principally to the sale of Proffitt’s.

GROSS MARGIN

For the nine months ended October 29, 2005, gross margin was $1,575.5 million, or 37.7% of net sales, compared to $1,681.5 million, or 38.5% of net sales, for the nine months ended October 30, 2004. Aside from the lost contribution from the sale of Proffitt’s, the reduction in gross margin dollars and rate was primarily attributable to the aforementioned merchandising issues at SFAE, whereby key members of management, the merchandising team, and the finance group were largely focused on activities surrounding the investigation and as a consequential amount of merchant turnover took place during the period. In addition, due to the ongoing investigation, SFAE’s ability to collect certain vendor markdown allowances was impacted, which negatively affected gross margin. Management anticipates that vendor support levels will normalize by the end of the current fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the nine months ended October 29, 2005, SG&A was $1,151.8 million, or 27.6% of net sales, compared to $1,170.3 million, or 26.8% of net sales, for the nine months ended October 30, 2004. The net decrease of $18.5 million in expenses was largely due to the elimination of prior year expenses resulting from the sold Proffitt’s stores, offset by costs associated with the previously mentioned investigations, equity compensation and severance and retention compensation.

OTHER OPERATING EXPENSES

For the nine months ended October 29, 2005, other operating expenses, including store pre-opening costs, were $432.3 million, or 10.3% of net sales, compared to $448.0 million, or 10.2% of net sales, for the nine months ended October 30, 2004. The decrease of $15.7 million was largely driven by a reduction in depreciation, rent and property and payroll taxes recognized on the Proffitt’s stores sold.

IMPAIRMENTS AND DISPOSITIONS

For the nine months ended October 29, 2005 and October 30, 2004, the Company realized (gains)/losses from impairments and dispositions of ($169.3) million and $33.8 million, respectively. The current period net gain primarily related to the gain on the sale of Proffitt’s. Prior period charges were principally due to the impairment of store assets resulting from the announced SFAE store closings and the impairment and disposition charges from other store closings in the normal course of business.

INTEREST EXPENSE

For the nine months ended October 29, 2005, interest expense was $70.9 million, or 1.7% of net sales, compared to $84.4 million, or 1.9% of net sales, for the nine months ended October 30, 2004. The improvement of $13.5 million was primarily due to the reduction in debt resulting from the repurchase of approximately $585.7 million and $21.4 million of senior notes in July 2005 and August 2005, respectively.

LOSS ON EXTINGUISHMENT OF DEBT

During July 2005, the Company repurchased a total of approximately $585.7 million in principal amount of senior notes and received consents from holders of a majority of every issue of its senior notes and of its convertible senior notes. The notes were repurchased at par, which included a consent fee. Additionally, during August 2005, the Company repurchased $21.4 million of additional senior notes at par through open market repurchases. The repurchases of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

INCOME TAXES

The effective income tax rates for the nine-month periods ending October 29, 2005 and October 30, 2004 were 63.4% and 31.6%. The increase in the effective rate was primarily the result of the write-off of goodwill related to the sale of Proffitt’s which is non-deductible for tax purposes. The increase was partially offset by a benefit recognized to increase the state deferred tax rate to reflect the location of the Company’s remaining business assets in various states after the sale of Proffitt’s. Excluding these items, the Company’s effective income tax rate was 39.0% for the nine-month period ending October 29, 2005. The increase in this rate over the rate for the nine-month period ending October 30, 2004 is primarily the result of the prior year effective rate including the benefit for a reduction in the valuation allowance for state net operating loss carryforwards. In addition, the prior nine-month period included an adjustment to tax reserves resulting from the conclusion of tax examinations.

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

Cash provided by (used in) operating activities was ($116.6) million for the nine months ended October 29, 2005 and $4.8 million for the nine months ended October 30, 2004. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. The $121.4 million decrease in 2005 from 2004 was largely due to the disposal of assets related to the sale of Proffitt’s.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at October 29, 2005 decreased from October 30, 2004 largely due to a reduction in merchandise inventory related to the sale of Proffitt’s.

Cash provided by (used in) investing activities was $460.5 million for the nine months ended October 29, 2005 and ($138.3) million for the nine months ended October 30, 2004. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $598.8 million increase is primarily due to the $622.4 million of proceeds received from the sale of Proffitt’s.

Property and equipment balances at October 29, 2005 decreased from October 30, 2004 balances primarily due to the disposal of assets related to the sale of Proffitt’s, depreciation on existing assets during the last twelve months and to store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at October 29, 2005 also decreased from October 30, 2004 due to the sale of Proffitt’s and amortization expense during the last twelve months.

Cash used in financing activities was $570.1 million for the nine months ended October 29, 2005 and $151.3 million for the nine months ended October 30, 2004. The year over year change was principally attributable to the repurchase of approximately $607.1 million in principal amount of senior notes related to the completion of the tender offers and consent solicitations as described in the Capital Structure disclosure.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $800 million revolving credit facility. At October 29, 2005 and October 30, 2004, the Company maintained cash and cash equivalent balances of $31.0 million (including $3.1 million of NDSG store cash held for sale) and $81.1 million, respectively. At October 29, 2005, the Company had borrowings of $27.0 million under its $800 million revolving credit facility, and had $89.4 million in unfunded letters of credit representing utilization of availability under the facility. Availability under the facility was $683.6 million at October 29, 2005. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay any of the Company’s senior notes at maturity.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization in light of economic trends; business trends; levels of interest rates; and terms, conditions and availability of capital in the capital markets. At October 29, 2005, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible notes, capital and operating leases and real estate mortgage financing. At October 29, 2005, total debt was $759.4 million, representing a decrease of $744.8 million from the balance of $1,504.2 million at October 30, 2004. This decrease in debt was primarily the result of the repurchase of approximately $585.7 million in principal amount of senior notes related to the completion of the tender offers and consent solicitations discussed below. Additionally, the Company repurchased $21.4 million of additional senior notes at par through unsolicited open market repurchases during August 2005. This decrease in debt decreased the debt to total capitalization percentage to 25.9% from 43.9% in the prior year.

At October 29, 2005, the Company maintained an $800 million senior revolving credit facility maturing in 2009, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $100 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument.

At October 29, 2005, the Company had $383 million of unsecured senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019. The senior notes have substantially identical terms except for the maturity dates and interest coupons payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

The Company had $230 million of convertible senior notes, at October 29, 2005, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

At October 29, 2005 the Company had $120 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $6 million and $8 million per year.

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

On July 19, 2005 the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585.7 million in principal amount of senior notes and received consents from holders of a majority of every issue of its senior notes and of its convertible senior notes. The notes were repurchased at par, which included a consent fee. Additionally, during August 2005, the Company repurchased $21.4 million of additional senior notes at par through unsolicited open market repurchases. The repurchases of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million, related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

During the nine months ended October 29, 2005 the Company did not purchase any shares of Saks’ common stock. At October 29, 2005, there were 15.7 million shares remaining available for repurchase under the Company’s existing share repurchase program. Subsequent to the end of the quarter, the Company repurchased 8.0 million shares of Saks’ common stock at a cost of approximately $140.8 million, which left 7.7 million shares available for repurchase under authorized programs. In addition, the Company announced on December 8, 2005 that in anticipation of the closing of the NDSG transaction, its Board of Directors had approved a 35.0 million share increase in its common share repurchase program, bringing the total available for repurchase to 42.7 million shares. Shares may be purchased in open-market, negotiated, and other transactions as may be available. Implementation of the increased buyback program will depend on market conditions, the Company’s other cash requirements, and other factors.

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

During the nine months ended October 29, 2005, the Company repurchased a total of $607.1 million in principal amount of its outstanding senior notes. Other than these repurchases, there were no material changes outside of the ordinary course of business in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during such quarter. For additional information regarding the Company’s contractual obligations as of January 29, 2005, see the Management’s Discussion and Analysis section of the 2004 Form 10-K.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended January 29, 2005 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force (EITF) recently reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Furthermore, the Financial Accounting Standards Board (FASB) is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. A final Statement is expected to be issued in the first quarter of 2006.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, “Accounting for Stock-Based compensation”, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is annual periods beginning after June 15, 2005.

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

Upon the adoption of SFAS No. 123R, the Company will be required to expense all stock options over the vesting period in its statement of operations, including the remaining vesting period associated with unvested options outstanding as of January 28, 2006. For the quarters ended October 29, 2005 and October 30, 2004, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been approximately $4.0 million, and $5.0 million, respectively, and for the nine-month periods ended October 29, 2005 and October 30, 2004, total stock-based employee compensation expense, net of related tax effects, would have been approximately $14.0 million, and $16.0 million, respectively. The Company will be required to adopt SFAS No. 123R in the first quarter of 2006. The Company is still evaluating the effect of the adoption of this standard, but does not expect that it will have a material effect on the Company’s financial position or its results of operations.

In March 2005, the staff issued guidance on SFAS No. 123R. Additionally, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that reinforces the flexibility allowed, specifically when valuing employee stock options and permits individuals, acting in good faith, to conclude differently on the fair value of employee stock options.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (EITF 05-6). EITF 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance is effective for reporting periods beginning after June 29, 2005. The adoption of this guidance did not have an impact on our net earnings, cash flows or financial position.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; the outcome of the formal investigation by the Securities and Exchange Commission and the inquiry the Company understands has been commenced by the Office of the United States Attorney for the Southern District of New York into the matters that were the subject of the investigations conducted during 2004 and 2005 by the Audit Committee of the Company’s Board of Directors and any related matters that may be under investigation or the subject of inquiry; the ultimate amount of reimbursement to vendors of improperly collected markdown allowances; the ultimate impact of improper timing of recording of inventory markdowns; the ultimate impact of incorrect timing of recording of vendor markdown allowances; the outcome of the shareholder litigation that has been filed relating to the matters that were the subject of the Audit Committee’s initial investigation; and the effects of the delay in the filing with the SEC of the Company’s Form 10-K for the fiscal year ended January 29, 2005 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2005 and July 30, 2005. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended January 29, 2005 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

At October 29, 2005, the Company had no derivative instruments outstanding, and at October 30, 2004, the Company had interest rate swap agreements with notional amounts of $150 million and $100 million, which swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. During 2004 the Company terminated all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest swap agreements, the Company had total unamortized net gains/(losses) of ($0.6) million and $3.8 million at October 29, 2005 and October 30, 2004, respectively, which are being amortized as a component of interest expense through 2010. There were no swap agreements outstanding at October 29, 2005.

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at October 29, 2005, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 29, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely discussions regarding required disclosure. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that, since the material weaknesses in internal control over financial reporting described in the Company’s

Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the “2004 Form 10-K”) continue to exist at October 29, 2005, the Company’s disclosure controls and procedures were not effective as of October 29, 2005. Notwithstanding the material weaknesses discussed in the 2004 Form 10-K, the Company’s management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management, with the oversight of the Audit Committee of the Board of Directors, has devoted considerable effort to making improvements in the Company’s internal control over financial reporting. These improvements have included appointing a new Chief Accounting Officer in May 2005 who reports to the Company’s Chief Executive Officer and the Audit Committee of the Board of Directors and appointing a Chief Ethics and Compliance Officer in August 2005 who reports to the Chief Executive Officer. To enhance the overall internal control over financial reporting, the Chief Ethics and Compliance Officer, in conjunction with senior management, is expanding the ethics and compliance program across the Company as it existed at October 29, 2005 to include:

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

The above-described remedial efforts all began following the completion of the Company’s quarter ended July 30, 2005. There were no changes in the Company’s internal control over financial reporting during the quarter ended October 29, 2005 that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

On November 30, 2005 an outside investigative firm, retained by the Company to investigate allegations of improper conduct by individuals in the Company’s New York store construction office, delivered a report to the Company that concluded that the Company’s regional facilities manager for the northeast region had, to the Company’s detriment, improperly (1) steered contracts to a small group of preferred contractors, (2) caused the Company to pay for work that appears not to have been performed, and (3) received personal benefits from one of the preferred contractors. Following receipt of the report the Company terminated the employment of the regional facilities manager. The Company, with the assistance of the outside investigative firm and outside counsel, is continuing to investigate the extent of the improper conduct by the regional facilities manager and other possible improper conduct involving the New York store construction office. The Company is referring this matter to the appropriate law enforcement authorities and intends to seek to recover any identifiable losses resulting from the improper conduct. Management believes that this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 29, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

The Board of Directors has authorized 35.0 million shares in share repurchase programs. At October 29, 2005, 15.7 million shares remained available for repurchase under these programs.

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

December 8, 2005
Date

/s/ Kevin G. Wills
Kevin G. Wills
Executive Vice President of Finance and
Chief Accounting Officer