Form 10-K
period 2006-01-28
SAKS INC
filed 2006-04-10
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended: January 28, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 1-13113

SAKS INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-0331040
(State of Incorporation)	(I.R.S. Employer Identification Number)

750 Lakeshore Parkway Birmingham, Alabama	35211
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (205) 940-4000

Securities Registered Pursuant to Section 12 (b) of the Act:

Title of each class	Name of Each Exchange on which registered
Common Shares, par value $0.10 and Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                     Accelerated filer  ☐                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,815,407,977.

As of March 31, 2006, the number of shares of the registrant’s Common Stock outstanding was 136,110,472.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Saks Incorporated Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on June 7, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

General

Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) currently operate Parisian, Club Libby Lu and Saks Fifth Avenue Enterprises (“SFAE”). In prior years, the Company operated both SFAE and Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), Parisian and Club Libby Lu.

Parisian includes 38 specialty department stores in nine states. Parisian stores are principally anchor stores in leading regional or community malls, and the stores typically offer a broad selection of high quality branded and private label merchandise. Parisian revenues totaled approximately $723 million in 2005.

Club Libby Lu includes 57 mall-based specialty stores, targeting girls aged 4-12 years old. Club Libby Lu revenues totaled approximately $46 million in 2005.

SFAE includes Saks Fifth Avenue (“SFA”) luxury department stores (55 stores in 25 states) and Off 5th Saks Fifth Avenue Outlet stores (“Off 5th”) (50 stores in 23 states). Saks Fifth Avenue stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. Customers may also purchase SFA products by catalog or online at saks.com. Off 5th is intended to be the premier luxury off-price retailer in the United States. Off 5th stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics and decorative home furnishings, targeting the value-conscious customer. SFAE revenues totaled approximately $2.7 billion in 2005.

Merchandising, sales promotion, and store operating support functions are conducted in Birmingham, Alabama for Parisian; in Chicago, Illinois for Club Libby Lu; and in New York, New York for SFAE. Certain back office sales support functions for the Company, such as accounting, credit card administration, store planning and information technology, are primarily located in Jackson, Mississippi. Other support functions are located in Birmingham, Alabama.

On July 5, 2005, Belk acquired from the Company for $622.7 million in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations (hereafter described as “Proffitt’s”), plus the assumption of approximately $1 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $700 million. After considering the assets and liabilities sold, liabilities settled, transaction fees and severance, the Company realized a net gain of $155.5 million on the sale.

A summary of each business segment’s revenue, profitability and total assets is shown in Note 15: Segment Information, under Notes to Consolidated Financial Statements within Item 8 (Consolidated Financial Statements and Supplementary Data of this Form 10-K) which is contained in this report.

Recent Developments

Sale of Assets

On March 6, 2006, the Company sold of all outstanding equity interests of certain of the Company’s subsidiaries that owned, directly or indirectly, the Company’s NDSG unit, to Bon-Ton. The consideration received consisted of approximately $1.11 billion in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $40 million of unfunded benefit liabilities and approximately $35 million of capital leases. A preliminary working capital adjustment based on an estimate of working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $60 million resulting in net cash proceeds to the Company of approximately $1.05 billion. The disposition included NDSG’s operations consisting of, among other things, the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores); the administrative/headquarters facilities in Milwaukee, Wisconsin; and distribution centers located in Rockford, Illinois, Naperville, Illinois; Green Bay, Wisconsin, and Ankeny, Iowa. NDSG generated fiscal 2005 revenues of approximately $2.2 billion.

On January 9, 2006, the Company announced that it is exploring strategic alternatives for the Parisian specialty department store business, which could include its sale.

Merchandising

Parisian stores are known for their distinctive merchandise offerings. Parisian stores typically carry brands such as Karen Kane, BCBG, Garfield & Marks, Tahari, Jig Saw, Robert Talbott, Tommy Bahama, Joseph Abboud, Hugo Boss, Callaway, Cutter & Buck, Bobbi Brown, Laura Mercier, Trish McEvoy, MAC, Donald Pliner, Stuart Weitzman, Kate Spade, Ferragamo, Via Spiga and Brighton, which are typically carried only at specialty stores. Parisian also supplements its merchandise assortments with a selection of proprietary brands and premier national brands.

SFA stores carry luxury merchandise from both core vendors and new and emerging designers. SFA has key relationships with the leading American and European fashion houses, including Giorgio Armani, Chanel, Gucci, Prada, St. John, Zegna, Theory, Juicy, David Yurman and Burberry.

The Company has developed a knowledge of each of its trade areas and customer bases for its Parisian, SFA and Off 5th stores. This knowledge is gained through the Company’s regional merchandising structure in conjunction with store visits by senior management and merchandising personnel and use of on-line merchandise information. The Company strives to tailor each store’s merchandise assortment to the characteristics of its trade areas and customer bases and to the lifestyle needs of its local customers.

Certain departments in the Company’s stores are leased to independent companies in order to provide high quality service and merchandise where specialization, focus, and expertise are critical. The leased departments vary by store to complement the Company’s owned merchandising departments. The principal leased department in the Parisian stores is fine jewelry, and the principal leased departments in the SFA stores are furs and certain designer handbags. The terms of the lease agreements typically are between one and seven years and may require the lessee to pay for a portion of the fixtures and provide its own employees. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

For the year ended January 28, 2006, the Company’s percentages of owned sales (exclusive of sales generated by leased departments) by major merchandise category were as follows:

	SDSG	SFA
Women’s Apparel	25.8%	38.5%
Cosmetics	13.7%	16.4%
Men’s Apparel	13.7%	13.7%
Accessories	8.7%	18.6%
Shoes	9.0%	8.5%
Home, gifts and furniture	13.8%	0.9%
Children’s Apparel	6.2%	0.6%
Intimate Apparel	3.9%	1.8%
Junior’s Apparel	3.6%	0.0%
Outerwear	1.6%	1.0%

Total	100.0%	100.0%

Purchasing and Distribution

The Company purchases merchandise from many vendors. Management monitors profitability and sales history with each vendor and believes it has alternative sources available for each category of merchandise it purchases. Management believes it maintains good relationships with its vendors.

The Company has three distribution facilities serving its stores. Refer to “Item 2. Properties” for a listing of these facilities.

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

Marketing

For Parisian, advertising campaigns include fashion and image advertising, special events and store promotions. Parisian uses a multi-media marketing approach, including direct mail, television, radio, and newspaper. To promote its image as the fashion and style leader in its trade areas, Parisian also sponsors local fashion shows and in-store special events highlighting its key brands and offerings.

For the SFA stores, marketing principally emphasizes the latest fashion trends in luxury merchandise and primarily utilizes direct mail advertising, supplemented with national and local marketing efforts. To promote its image as the primary source of luxury goods in its trade areas, SFA sponsors numerous fashion shows and in-store special events highlighting the designers represented in the SFA stores. SFA also participates in “cause-related” marketing. This includes special in-store events and related national advertising designed to drive store traffic, while raising funds for charitable causes and organizations such as women’s cancer research.

In-house advertising and sales promotion staffs produce the Company’s advertising for both Parisian and SFAE.

For both Parisian and SFA, the Company utilizes data captured through the use of proprietary credit cards offered by HSBC Bank Nevada, National Association (“HSBC”) to develop advertising and promotional events targeted at specific customers who have purchasing patterns for certain brands, departments, and store locations.

Proprietary Credit Cards

HSBC, an affiliate of HSBC Holdings PLC, offers proprietary credit card accounts to the Company’s customers. Pursuant to a program agreement with a term of ten years expiring in 2013, HSBC establishes and owns proprietary credit card accounts for the Company’s customers, retains the benefits and risks associated with the ownership of the accounts, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to a servicing agreement with a ten-year term expiring in 2013, the Company continues to provide key customer service functions, including new account opening, transaction authorization, billing adjustments and customer inquiries, and receives compensation from HSBC for the provision of these services.

Prior to April 15, 2003, the Company established and owned the proprietary credit card accounts and retained the benefits and risks associated with the ownership of the accounts. Historically, proprietary credit card holders have shopped more frequently with the Company and purchased more merchandise than customers who pay with cash or third-party credit cards. The Company also makes frequent use of the names and addresses of the proprietary credit card holders in its direct marketing efforts.

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

There are approximately 4.9 million proprietary credit accounts that have been active within the prior twelve months, and approximately 45% of the Company’s 2005 sales were transacted on HSBC’s proprietary credit cards.

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

From time to time, the Company also licenses the trademarks of designers and celebrities so as to be able to offer differentiated product in its stores. During 2005, examples of such licenses included those for the trademarks Jane Seymour, Laura Ashley, and Ruff Hewn, each of which the Company has the right to use in certain merchandise categories.

Reliance on Fifth Avenue Store

The Company’s Flagship Saks Fifth Avenue store located on Fifth Avenue in New York City accounted for approximately 9% of total Company owned sales and approximately 20% of SFAE’s owned sales in 2005 and plays a significant role in creating awareness for the Saks Fifth Avenue brand name.

Customer Service

The Company believes that good customer service contributes to increased store visits and purchases by its customers.

At Parisian, One-on-One Personalized Service is the key tenet of the signature service program. The majority of Parisian selling zones require a high degree of consultative selling, including most men’s and women’s clothing, shoes, cosmetics, intimate apparel and jewelry. These departments offer one-on-one service and dedicated checkout facilities and are staffed by associates with specialized product training.

Parisian offers fast, friendly and efficient service in the remaining areas of the stores. To expedite transactions in these areas, Parisian has consolidated the check-out registers into centralized customer service centers. These areas are highly visible and always staffed with knowledgeable, friendly sales associates ready to deliver efficient transactions.

At SFAE, the Company’s goal is to deliver an inviting, customer-focused shopping experience and to “expertly deliver personalized style” to each customer. SFAE wants its customers to be able to discover both accessible and high-end fashion in a warm, welcoming environment, guided by knowledgeable sales associates. Compensation for sales associates is, in part, based upon customer satisfaction measures and productivity. Sales associates undergo extensive service, selling, and product-knowledge training and are encouraged to maintain frequent, personal contact with their customers. Sales associates are instructed to keep detailed customer records, send personalized thank-you notes, and routinely communicate with customers to advise them of new merchandise offerings and special promotions. Typical stores also provide comfortable seating areas and refreshments throughout the store. Most SFA stores offer a complimentary personal shopping service called “The Fifth Avenue Club.”

At both Parisian and SFAE, good customer service is encouraged through the development and monitoring of sales/productivity goals and through specific award and recognition programs.

Seasonality

The Company’s business, like that of many retailers, is subject to seasonal influences, with a significant portion of its sales and net income realized during the second half of the fiscal year, which includes the holiday selling season. Generally, more than 30% of the Company’s sales and a large portion of its operating income are generated during the fourth fiscal quarter.

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

Associates

As of March 31, 2006, the Company employed approximately 23,000 associates, of which approximately 30% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time associates during seasonal peak selling periods. Less than one percent of the Company’s associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

Website Access to Information

The Company provides access free of charge through the Company’s website, www.saksincorporated.com, to the Company’s annual report on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Certifications

The Company has filed the certification of its Chief Executive Officer with the New York Stock Exchange (“NYSE”) in fiscal 2005 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and the Company has filed the Sarbanes-Oxley Section 302 certifications of its principal executive officer and principal financial officer with the SEC, which are attached hereto as Exhibits 31.1 and 31.2.

Item 1A. Risk Factors

The following are certain risk factors that affect the Company’s business, financial condition, results of operations and cash flows, some of which are beyond the Company’s control. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones facing the Company. If any of the events described below actually occur, the Company’s business, financial condition, results of operations or cash flows could be adversely affected and differ materially from expected and historical results.

Poor economic conditions affect consumer spending and may significantly harm the Company’s business.

The retail industry is continuously subject to domestic and international economic trends. The success of the Company’s business depends to a significant extent upon the level of consumer spending. A number of factors affect the level of consumer spending on merchandise that the Company offers, including, among other things:

•	General economic, industry and weather conditions;

•	High crude oil prices, that affect gasoline and heating oil prices;

•	The level of consumer debt;

•	Interest rates;

•	Tax rates and policies;

•	War, terrorism and other hostilities; and

•	Consumer confidence in future economic conditions.

Changes in consumer confidence and fluctuations in financial markets can influence cyclical trends, particularly in the luxury sector, and can also cause secular trends in certain traditional department store trade areas. The merchandise the Company sells generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force the Company to take significant inventory markdowns. Reduced demand also may require increased selling and promotional expenses.

Additionally, a number of the Company’s stores are in tourist markets, including the flagship Saks Fifth Avenue New York store. A downturn in economic conditions or other events such as terrorist activity could impact travel and thus negatively affect the results of operations for stores located within these tourist markets. Increases in transportation and fuel costs, the financial condition of the airline industry and its impact on air travel and sustained recessionary periods in the U.S. and internationally could also unfavorably impact future results of the stores located within these tourist markets.

The Company’s business and results of operations are subject to a broad range of uncertainties arising out of world events.

The Company’s business and results of operations are subject to uncertainties arising out of world events, especially as these events may affect U.S. tourism. These uncertainties may include a global economy slowdown, changes in consumer spending or travel, the increase in gasoline and natural prices, epidemics (such as SARS and bird flu) and the economic consequences of natural disasters, military action or terrorist activity (including threats of terrorist activity). Any future events arising as a result of terrorist activity, natural disasters or other world events may have a material impact on the Company’s business, its ability to source products, results of operations and financial condition in the future.

The Company’s business and results of operations may be adversely affected by weather conditions and natural disasters.

The Company’s business is adversely affected by unseasonable weather conditions. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring or summer affect consumer apparel purchases and could have a material adverse effect on the Company’s results of operations and financial condition. Additionally, natural disasters such as hurricanes, tornadoes, earthquakes, etc. may adversely affect the Company’s results of operations and financial condition.

The Company’s business is intensely competitive and increased or new competition could have a material adverse effect on the Company.

The retail industry is intensely competitive. As a retailer offering a broad selection of upper-moderate to luxury fashion apparel, shoes, accessories, jewelry, cosmetics and decorative home and gift items, the Company currently competes against a diverse group of retailers, including e-commerce retailers, which sell, among other products, products similar to those of the Company. The Company also competes in particular markets with a substantial number of retailers that specialize in one or more types of products that the Company sells. Due to the sale of Proffitt’s and NDSG and the potential strategic alternatives for Parisian, the Company has become increasingly less diversified and is now predominantly reliant on its luxury retail sector. The volatility of SFAE and the Company’s ability to restore and maintain profitability at SFAE, make the Company even more susceptible to material adverse effects resulting from the highly competitive industry. A number of different competitive factors could have a material adverse effect on the Company’s business, results of operations and financial condition including:

•	Increased operational efficiencies of competitors;

•	Competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;

•	Expansion by existing competitors;

•	Entry by new competitors into markets in which the Company currently operates; and

•	Adoption by existing competitors of innovative retail sales methods, including e-commerce and gift cards.

The Company may not be able to continue to compete successfully with its existing or new competitors, or be assured that prolonged periods of deep discount pricing by its competitors will not have a material adverse effect on the Company’s business.

The Company faces risks associated with consumer preferences and fashion trends.

Changes in consumer preferences or consumer interest could have a material adverse effect on the Company’s business. In addition, fashion trends could materially impact sales. Success in the retail business depends, in part, on the Company’s ability to anticipate consumer preferences. Early order commitments often are made far in advance of consumer acceptance. If the Company fails to anticipate accurately and respond to consumer preferences, it could experience lower sales, excess inventories and lower profit margins, any of which could have a material adverse effect on the Company’s results of operations and financial condition.

Any failure by the Company to manage divestitures and other significant transactions successfully could harm the Company’s financial results, business and prospects.

As part of the Company’s strategy to continually increase shareholder value, the Company recently sold its Proffitt’s and NDSG businesses. Additionally, the Company is currently evaluating potential strategic alternatives for Parisian, which could possibly include its sale. In order to complete the strategic alternatives process successfully, the Company must find a purchaser that is willing to pay an acceptable price for the business. The Company must also manage post-closing issues, such as fulfilling all responsibilities entered into in both signed and contemplated purchase agreements, including Transition Services Agreements (“TSA”). Both Bon-Ton and Belk entered into TSA’s whereby the Company will continue to provide, for varying transition periods, certain back office services related to the sold operations. If the Company fails to complete successfully a transaction that furthers its strategic objectives, the Company may be required to expend resources above and beyond what is anticipated, the Company may be at a competitive disadvantage or the Company may be adversely affected by negative market perceptions, any of which may have a material adverse effect on the Company’s revenue, gross margin and profitability.

In addition, the pricing and other terms of the Company’s TSA contracts may require management to make estimates and assumptions at the time the Company enters into these contracts, and management may fail to identify all of the factors necessary to estimate its costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could have an adverse financial impact.

Managing a transaction requires varying levels of management resources, which may divert management’s attention from other business operations. The transaction could result in significant costs and expenses and charges to earnings, including those related to severance pay, employee benefit costs, asset impairment charges and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. In addition, the Company’s effective tax rate on an ongoing basis is uncertain, and a transaction could impact the effective tax rate. The Company also may experience risks relating to the challenges and costs of closing a transaction and the risk that an announced transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations.

The Company faces a number of risks in opening new stores.

Management remains confident regarding the future prospects for SFAE. SFAE has a highly recognized brand name in luxury retailing, a top quality real estate portfolio led by the New York flagship store, and strong vendor relationships. Management plans to capitalize on the growth prospects and competitive dynamics of the luxury sector. As part of its growth strategy, SFAE could potentially increase the total number of stores, which may include opening new stores in both new and existing markets. SFAE may not be able to operate any new stores profitably. Further, new stores may not achieve similar operating results to those of its existing stores. The success of any future store openings will depend upon numerous factors, many of which are beyond SFAE’s control, including the following:

•	The ability of management to adequately analyze and identify suitable markets and individual store sites within those markets;

•	The ability to attract appropriate vendors;

•	The competition for suitable store sites;

•	The ability to negotiate favorable lease terms with landlords;

•	The availability of employees to staff new stores and SFAE’s ability to hire, train, motivate and retain store personnel; and

•	The ability to attract customers and generate sales sufficient to operate new stores profitably.

SFAE may enter into additional markets in 2006 and beyond. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than its existing markets, which may cause new stores in these markets to be less successful than stores in existing markets.

The loss of, or disruption in, the Company’s centralized distribution centers would have a material adverse effect on the Company’s business and operations.

The Company depends on the orderly operation of the receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of distribution centers. Although the Company believes that its receiving and distribution process is efficient, unforeseen disruptions in operations due to fire, hurricanes or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to the Company’s stores.

Additionally, freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight cost both on inbound freight from vendors to the distribution centers and outbound freight from the distribution centers to the Company’s stores.

Although the Company maintains business interruption and property insurance, management cannot be assured that the Company’s insurance coverage will be sufficient, or that insurance proceeds will be timely paid to the Company, if any of the distribution centers are shut down for any reason.

The Company is dependent on external funding sources, which may not make available sufficient funds when the Company needs them.

The Company, like other retailers, relies on external funding sources to finance a portion of its operations and growth. Management currently believes that the Company’s cash flow from operations and funds available under its revolving credit facility will satisfy its capital requirements for the next 12 months. The Company’s ability to obtain additional financing is dependent upon its future operating performance, general economic and competitive conditions and financial, business and other factors, many of which the Company cannot control.

The Company believes that its previously disclosed internal investigations, and related inquiries by the SEC and the Office of the United States Attorney for the Southern District of New York, adversely affected the Company’s results of operations for its 2005 fiscal year, which adverse effect could continue.

The Company understands that the inquiries by the SEC and the Office of the United States Attorney for the Southern District of New York are continuing. The Company understands that these inquiries were initiated as a result of previously disclosed internal investigations by the Company. The Company believes that the publicly disclosed findings of the internal investigations, and the restatement by the Company of previously published financial information as reflected in its Annual Report on Form 10-K for 2004, adversely affected the Company’s ability, at least temporarily, to collect vender allowances from some SFAE merchandise vendors and may have damaged, at least temporarily, SFAE’s reputation among SFAE’s merchandise vendors and the investment community generally. These adverse effects could continue to negatively impact the future results of SFAE’s operations, which as of March 4, 2006 comprised the Company’s principal business, and the market price of the Company’s common stock. The Company’s internal investigations also resulted in disciplinary actions being taken against a number of SFAE associates. These disciplinary actions eliminated the employment positions of several experienced merchandising associates and adversely affected associate morale and focus on SFAE’s business. These adverse effects could continue.

The inquiries by the SEC and the Office of the United States Attorney for the Southern District of New York could result in enforcement action or actions being taken against the Company, including the imposition of fines and penalties that could adversely affect the Company’s financial condition and results of operations. During 2005 and continuing into the first quarter of 2006, the Company incurred significantly larger legal and related fees, compared to prior periods, as a result of the investigations. The Company expects that it will continue to incur significant legal fees with respect to the investigations, the end and outcome of which the Company cannot predict.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position
R. Brad Martin	54	Chairman of the Board of Directors

Stephen I. Sadove	54	Chief Executive Officer; Director

James A. Coggin	63	President and Chief Administrative Officer

Douglas E. Coltharp	44	Executive Vice President and Chief Financial Officer

Charles J. Hansen	58	Executive Vice President and General Counsel

Kevin G. Wills	40	Executive Vice President of Finance and Chief Accounting Officer

Charles G. Tharp	54	Executive Vice President of Human Resources

Julia A. Bentley	47	Senior Vice President of Investor Relations and Communications; Corporate Secretary

R. Brad Martin has served as a Director since 1984 and became Chairman of the Board in February 1987. He served as Chief Executive Officer from July 1989 until January 2006.

Stephen I. Sadove was named Chief Executive Officer of the Company in January 2006. He joined the Company in January 2002 as Vice Chairman and assumed the additional responsibility of Chief Operating Officer in March 2004. Mr. Sadove served as Senior Vice President of Bristol-Myers Squibb and President of Bristol-Myers Squibb Worldwide Beauty Care from 1996 until January 2002. From 1991 until 1996, Mr. Sadove held various other executive positions with Bristol-Myers Squibb. From 1975 until 1991, Mr. Sadove held various positions of increasing responsibility with General Foods USA.

James A. Coggin was named President and Chief Administrative Officer of the Company in November 1998. Mr. Coggin served as President and Chief Operating Officer of the Company from March 1995 to November 1998 and served as Executive Vice President and Chief Administrative Officer of the Company from March 1994 to March 1995. From 1971 to March 1994, Mr. Coggin served in various management and executive positions with McRae’s, Inc.

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

Kevin G. Wills was appointed to Executive Vice President of Finance and Chief Accounting Officer, the Company’s principal accounting officer, in May 2005. He joined the Company in September 1997 and has served in the following capacities: Vice President of Financial Reporting from September 1997 to August 1998; Senior Vice President of Strategic Planning from September 1998 to August 1999; Senior Vice President of Planning and Administration of SDSG from September 1999 to January 2003; and Executive Vice President of Operations for the Company’s Parisian business from February 2003 to May 2005. Prior to joining the Company, Mr. Wills was Vice President and Controller for the Tennessee Valley Authority and before that, he was an audit manager with Coopers and Lybrand, predecessor firm to PricewaterhouseCoopers, LLP.

Charles G. Tharp, Ph.D. joined the Company in January 2006 as Executive Vice President Human Resources. Prior to joining the Company he was Professor of Human Resource Management at Rutgers University and co-director of the Executive Master in HR Leadership program from July 2002 to January 2006. From November 1987 to July 2002, Mr. Tharp was employed by Bristol-Myers Squibb where he held a variety of positions including Senior Vice President of Human Resources.

Julia A. Bentley has served as Senior Vice President of Investor Relations and Communications and Secretary of the Company since September 1997. Ms. Bentley joined the Company in 1987 and has held various financial positions, including Chief Financial Officer. Prior to joining the Company she was an audit manager with Ernst & Young.

Item 2. Properties.

The Company currently operates three principal distribution facilities as follows:

Company Stores Served	Location of Facility	Square Feet	Owned/Leased
Parisian	Steele, Alabama	180,000	Owned
Saks Fifth Avenue, Off 5th and Saks Direct	Aberdeen, Maryland	514,000	Leased
Saks Fifth Avenue and Off 5th	Ontario, California	120,000	Leased

The Company’s principal administrative offices are as follows:

Office	Location of Facility	Square Feet	Owned/Leased
Parisian stores support offices and Corporate administration	Birmingham, Alabama	125,000	Owned
Corporate Operations Center	Jackson, Mississippi	272,000	Owned
Saks Fifth Avenue corporate offices	New York, New York	298,000	Leased
Saks Fifth Avenue support offices	Aberdeen, Maryland	70,000	Leased
CLL support offices	Chicago, Illinois	46,000	Leased

The following table sets forth information about the Company’s stores as of March 31, 2006. The majority of the Company’s stores are leased. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, the Company contributes to common mall maintenance and is responsible for property tax and insurance expenses at its owned locations. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years. Off 5th leases typically have shorter terms.

	Owned Locations		Leased Locations		Total
Store Name	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Primary Locations
Parisian	12	1.5	26	3.1	38	4.6	Southeast & Midwest

Saks Fifth Avenue	29	3.9	26	2.2	55	6.1	National
Off 5th	—	0.0	50	1.4	50	1.4	National

SFAE	29	3.9	76	3.6	105	7.5

Total	41	5.4	102	6.7	143	12.1

In addition to the stores listed above, SDSG also operated 57 Club Libby Lu specialty stores at March 31, 2006. These stores are leased and are typically one to two thousand square feet of space in regional malls.

Item 3. Legal Proceedings.

Investigations

At management’s request, the Audit Committee of the Company’s Board of Directors conducted an internal investigation in 2004 and 2005. In 2004, the Company informed the SEC of the Audit Committee’s internal investigation. Thereafter, the Company was informed by the SEC that it issued a formal order of private investigation, and the Company was informed by the Office of the United States Attorney for the Southern District of New York that it had instituted an inquiry. The Company believes that the subject of these inquiries includes one or more of the matters that were the subject of the investigations by the Audit Committee and possibly includes related matters. The results of the Audit Committee’s internal investigation have been previously disclosed by the Company. On October 11, 2005, the Company received a subpoena from the SEC for information concerning, among other items, SFAE’s allocation to vendors of a portion of markdown costs associated with certain of SFAE’s customer loyalty and other promotional activities, as well as information concerning markdowns, earnings, and other financial data for 1999-2003. The Company has provided the requested information to the SEC. The Company is continuing to fully cooperate with both the SEC and the Office of the United States Attorney.

Vendor Litigation

On May 17, 2005, International Design Concepts, LLC (“IDC”), filed suit against the Company in the United States District Court for the Southern District of New York raising various claims, including breach of contract, fraud and unjust enrichment. The suit alleges that from 1996 to 2003 the Company improperly took chargebacks and deductions for vendor markdowns, which resulted in IDC going out of business. The suit seeks damages in the amount of the unauthorized chargebacks and deductions. IDC filed a second amended complaint on June 14, 2005 asserting an additional claim for damages under the Uniform Commercial Code for vendor compliance chargebacks.

On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint in the United States Bankruptcy Court for the Southern District of New York. In its complaint the plaintiff alleges breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to the Company’s assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4 million, which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. The plaintiff is seeking to amend its complaint to include the allegation, among other allegations, that unidentified employees of the Company engaged in practices designed to assist officers and other employees of Kleinert’s Inc. to manipulate its financial reports.

On December 8, 2005 Adamson Apparel, Inc. filed a purported class action lawsuit against the Company in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserts breach of contract claims and alleges that the Company improperly assessed chargebacks, timely payment discounts, and deductions for merchandise returns against members of the plaintiff class. The lawsuit seeks compensatory and incidental damages and restitution.

Shareholders’ Derivative Suits

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

On July 12, 2005, the Board of Directors created a Special Litigation Committee (“SLC”) to investigate the derivative claims and to determine whether the litigation is in the best interests of the Company. The SLC’s investigation is ongoing.

Other

The Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held an annual meeting of shareholders on December 8, 2005 for the following purposes:

Item 1: To elect three Directors to hold office for the term specified or until their respective successors have been elected and qualified

Item 2: To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the current fiscal year ending January 28, 2006

Item 3: To approve an amendment to the Company’s amended and restated charter to eliminate specified supermajority voting requirements

Item 4: To vote on a shareholder proposal concerning the Company’s classified Board of Directors

Item 5: To vote on a shareholder proposal concerning cumulative voting for the election of Directors

Item 6: To vote on a shareholder proposal concerning Director-election vote standard

The number of votes cast for and withheld for each nominee for the Company’s Board of Directors under Item 1 were as follows:

	FOR	WITHHELD
Michael S. Gross	101,082,124	19,296,797
Nora P. McAniff	110,416,159	9,962,762
Stephen I. Sadove	114,603,155	5,775,766

The number of votes cast for, against and abstain for Items 2,3,4 and 5 were as follows

	FOR	AGAINST	ABSTAIN
Item 2	119,443,068	897,892	37,960
Item 3	97,236,661	2,602,594	49,699
Item 4	49,649,195	50,125,346	114,410
Item 5	31,156,484	68,590,154	142,312
Item 6	30,504,684	69,279,058	105,210

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol SKS. The prices in the table below represent the high and low sales prices for the stock as reported by the NYSE.

	Year Ended January 28, 2006		Year Ended January 29, 2005
	High	Low	High	Low
First Quarter	$19.27	$13.82	$17.92	$14.37
Second Quarter	$21.40	$16.46	$15.62	$12.66
Third Quarter	$24.58	$15.73	$13.09	$11.67
Fourth Quarter	$19.48	$15.81	$15.00	$11.97

Holders

As of March 31, 2006, there were approximately 1,987 shareholders of record of the Company’s common stock.

Dividends

During the fiscal year ended January 29, 2005, the Company declared a special cash dividend of $2.00 per share of common stock payable on May 17, 2004 to holders of record on April 30, 2004. The dividend payout totaled approximately $285 million. The Company did not declare any dividends to common shareholders for the fiscal year ended January 28, 2006. However, on March 6, 2006, the Company announced that its Board of Directors had declared a special cash dividend of $4.00 per share of common stock payable on May 1, 2006 to holders of record on April 14, 2006. Future dividends, if any, will be determined by the Company’s Board of Directors in light of circumstances then existing, including earnings, financial requirements, and general business conditions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a share repurchase program that authorizes it to purchase shares of common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company’s authorization was increased by 35 million shares during the fourth quarter of 2005. The Company purchased 12.9 million shares of common stock during the year for a total of approximately $224 million. The Company has remaining availability of approximately 37.8 million shares under its 70 million share repurchase authorization. The following are details of repurchases under this program for the fourth quarter of fiscal 2005:

Period (in thousands except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Authorizations	Maximum Number of Shares that May Yet Be Repurchased Under the Announced Authorizations (a)
Repurchases from October 30, 2005 through November 26, 2005	7,183	$17.61	7,183	8,507
Repurchases from November 27, 2005 through December 31, 2005	5,677	$17.12	5,677	37,830
Repurchases from January 1, 2006 through January 28, 2006	—	$—	—	37,830

Total	12,860	$17.40	12,860

(a)	As of January 28, 2006, the Company’s Board of Directors has authorized 70,025 total shares, of which 35,000 were authorized in 2005. The Company has utilized 32,195 of these shares to date.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	Year Ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003		February 2, 2002
CONSOLIDATED INCOME STATEMENT DATA:

Net sales	$5,953,352	$6,437,277	$6,055,055	$5,911,122		$6,070,568
Cost of sales (excluding depreciation and amortization)	3,742,459	3,995,460	3,761,458	3,707,604		3,931,661

Gross margin	2,210,893	2,441,817	2,293,597	2,203,518		2,138,907
Selling, general and administrative expenses	1,548,747	1,614,658	1,489,383	1,370,881		1,421,561
Other operating expenses	565,421	601,183	579,056	580,675		584,949
Impairments and dispositions	(105,361)*	31,751	8,150	19,547		45,215
Integration charges	—	—	(62)	9,981		1,539

Operating income	202,086	194,225	217,070	222,434		85,643
Interest expense	(85,778)	(114,035)	(117,372)	(128,353)		(135,357)
Gain (loss) on extinguishment of debt	(29,375)	—	(10,506)	709		26,110
Other income, net	7,705	4,048	5,004	2,112		3,489

Income (loss) before income taxes and cumulative effect of accounting change	94,638	84,238	94,196	96,902		(20,115)
Provision (benefit) for income taxes	72,290	23,153	21,832	39,200		(7,167)

Income (loss) before cumulative effect of accounting change	22,348	61,085	72,364	57,702		(12,948)
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(45,593	)**	—

Net income (loss)	$22,348	$61,085	$72,364	$12,109		$(12,948	)***

Basic earnings per common share:
Before cumulative effect of accounting change	$0.16	$0.44	$0.52	$0.40		$(0.09)
After cumulative effect of accounting change	$0.16	$0.44	$0.52	$0.08		$(0.09)

Diluted earnings per common share:
Before cumulative effect of accounting change	$0.16	$0.42	$0.51	$0.39		$(0.09)
After cumulative effect of accounting change	$0.16	$0.42	$0.51	$0.08		$(0.09)

Weighted average common shares:
Basic	138,348	139,470	139,824	142,750		141,988
Diluted	143,571	144,034	142,921	146,707		141,988

CONSOLIDATED BALANCE SHEET DATA:

Working capital ****	$819,601	$1,115,460	$1,060,094	$1,151,176		$997,670
Total assets ****	$3,850,725	$4,709,014	$4,684,357	$4,611,788		$4,643,260
Long-term debt, less current portion	$722,736	$1,346,222	$1,125,637	$1,327,381		$1,356,580
Shareholders’ equity ****	$1,999,383	$2,062,418	$2,271,337	$2,221,615		$2,237,915
Cash dividends (per share)	$—	$2.00	$—	$—		$—

*	Fiscal 2005 includes a $155.5 million gain on the sale of Proffitt’s and a $51.5 million goodwill impairment charge.
**	Represents the cumulative effect of a change in accounting for goodwill in accordance with SFAS No. 142.
***	Net loss principally reflects decline in operating income following the effects of September 11, 2001.
****	Represents restated balances at January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002. See “Restatement of Previously Issued Financial Statements” in Item 7 for additional information.

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

OVERVIEW

GENERAL

Saks Incorporated, and its subsidiaries (together the “Company”) currently operate Parisian, Club Libby Lu and Saks Fifth Avenue Enterprises (“SFAE”). In prior years, the Company operated both SFAE and Saks Department Store Group (“SDSG”) which consisted of Proffitt’s and McRae’s (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), Parisian and Club Libby Lu. The Company’s merchandise offerings primarily consist of apparel, shoes, cosmetics and accessories, and to a lesser extent, gifts and home items. The Company offers national branded merchandise complemented by differentiated product through exclusive merchandise from core vendors, assortments from unique and emerging suppliers, and proprietary brands.

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

SALE OF BUSINESSES

On July 5, 2005, Belk acquired from the Company for $622.7 million in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations (hereafter described as “Proffitt’s”), plus the assumption of approximately $1 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores which generated fiscal 2004 revenues of approximately $700 million. After considering the assets and liabilities sold, liabilities settled, transaction fees and severance, the Company realized a net gain of $155.5 million on the sale.

On March 6, 2006, the Company sold all outstanding equity interests of certain of the Company’s subsidiaries that owned, directly or indirectly, the Company’s NDSG unit, to Bon-Ton. The consideration received consisted of approximately $1.11 billion in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $40 million of unfunded benefit liabilities and approximately $35 million of capital leases. A preliminary working capital adjustment based on an estimate of working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $60 million resulting in net cash proceeds to the Company of approximately $1.05 billion. Management estimates a pre-tax gain ranging from $290 million to $300 million and an after-tax gain ranging from $115 million to $125 million on the transaction. The disposition included NDSG’s operations consisting of, among other things, the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores); the administrative/headquarters facilities in Milwaukee, Wisconsin; and distribution centers located in Rockford, Illinois, Naperville, Illinois; Green Bay, Wisconsin, and Ankeny, Iowa. NDSG generated fiscal 2005 revenues of approximately $2.2 billion. The assets and liabilities associated with NDSG have been appropriately classified as held for sale at January 28, 2006 in the accompanying consolidated balance sheet.

The Company announced on January 9, 2006 that it was exploring strategic alternatives for its Parisian specialty department store business (“Parisian”) (which generated fiscal 2005 revenues of approximately $723 million). The strategic alternatives could include the sale of Parisian.

SAKS FIFTH AVENUE NEW ORLEANS STORE

In late August 2005, the SFAE store in New Orleans suffered substantial water, fire, and other damage related to Hurricane Katrina. The Company anticipates reopening the store in the fourth fiscal quarter of 2006 after necessary repairs and renovations are made to the property.

The SFAE New Orleans store is covered by both property damage and business interruption insurance. The property damage coverage will pay to repair and/or replace the physical property damage and inventory loss, and the business interruption coverage will reimburse the Company for lost profits as well as continuing expenses related to loss mitigation, recovery, and reconstruction for the full duration of the reconstruction period plus three months. The Company recorded in 2005 both (i) a $14.7 million gain on the excess of the replacement insurance value over the recorded net book value of the lost and damaged assets and (ii) $2.6 million of expenses related to the insurance deductible.

Total company revenues and operating income were negatively affected by approximately $26 million and $13 million, respectively, for the year ended January 28, 2006, due to the New Orleans store closing. Prior to the closing, the New Orleans store generated annual revenues in excess if $50 million and operating income of approximately $12 million.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company discovered that there was an error in the restatement of the consolidated financial statements contained in the 2004 Annual Report on Form 10-K. The Company undertook, as part of its normal closing process, a detailed review of its accounts at which time the error was discovered. The error resulted from clerical mistakes in the computation, preparation and review of the tax effect of the restatement adjustments to financial statements prior to February 2, 2002. The correction of the error has been reported as a restatement of consolidated shareholders’ equity at the opening balance sheet date. The error affected the Company’s consolidated balance sheets and statements of shareholders’ equity and had no effect on the Company’s consolidated statements of income, EPS or cash flows for any year currently presented.

The Company has made adjustments to its previously issued consolidated financial statements to correct for this error. The effect of the restatement relating to this error on the Company’s consolidated balance sheet accounts is as follows:

January 29, 2005 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$178,558	$3,399	$181,957	1.9%
Non-current deferred income taxes, net	166,364	1,536	167,900	0.9%
Accrued expenses	468,896	26,934	495,830	5.7%
Total shareholders’ equity	2,084,417	(21,999)	2,062,418	-1.1%

January 31, 2004 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$76,602	$2,311	$78,913	3.0%
Non-current deferred income taxes, net	120,342	1,529	121,871	1.3%
Accrued expenses	364,572	25,839	390,411	7.1%
Total shareholders’ equity	2,293,336	(21,999)	2,271,337	-1.0%

February 1, 2003 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$52,725	$2,311	$55,036	4.4%
Non-current deferred income taxes, net	138,449	1,529	139,978	1.1%
Accrued expenses	344,800	25,839	370,639	7.5%
Total shareholders’ equity	2,243,614	(21,999)	2,221,615	-1.0%

February 2, 2002 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$72,523	$2,311	$74,834	3.2%
Non-current deferred income taxes, net	183,193	1,529	184,722	0.8%
Accrued expenses	394,551	25,839	420,390	6.5%
Total shareholders’ equity	2,259,914	(21,999)	2,237,915	-1.0%

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

On a consolidated basis, net sales for the year ended January 28, 2006 decreased 7.5%, while comparable store sales grew 2.1%. The comparable store sales increase was comprised of a 0.6% increase at SDSG and a 4.0% increase at SFAE. Earnings for the year ended January 28, 2006 declined to $22.3 million or $0.16 per share from $61.1 million or $0.42 per share for the year ended January 29, 2005. The current year included a net gain of $7.7, net of taxes, or $0.06 per share, primarily related to a $0.52 per share gain on the sale of Proffitt’s, a $0.06 per share net gain related to the estimated insurance settlement on SFAE New Orleans store that was damaged by Hurricane Katrina, offset in-part by a $0.12 per share loss on the extinguishment of debt, a $0.34 per share goodwill impairment charge, and expenses of $0.06 per share of store asset impairments and the disposition of assets associated with store closings. The prior year included net charges of $29.9 million, net of taxes, or

$0.21 per share, primarily related to store closings (principally at SFAE). A summary of the 2005 and 2004 (charges)/gains are outlined below:

	Year Ended
	January 28, 2006	January 29, 2005
Belk Transaction (Sale of Proffitt’s):
Impairments and Dispositions	$156,326	$—
Gross Margin (markdowns)	(801)	—
SFAE Store Closings:
Impairments and Dispositions	2,625	(17,295)
Gross Margin (markdowns)	(241)	(7,136)
SG&A (principally severance)	(1,316)	(3,711)
SDSG North Carolina Store Closings:
Impairments and Dispositions	87	(2,400)
Gross Margin (markdowns)	(581)	(505)
Other Impairments and Dispositions	(2,149)	(12,056)
Loss on Debt Extinguishment	(29,375)	—
Goodwill Impairment	(51,529)
Other	112	—
Income Taxes:
Income Tax Effect of Above Items	(65,419)	15,733
Change in Income Tax Reserves	—	(2,555)

TOTAL	$7,739	$(29,925)

Additionally, several other items, including expenses related to the Company’s investigations ($11.4 million net of taxes or $.08 per share), retention programs ($15.4 million net of taxes or $.11 per share), and the insurance deductible for the SFAE New Orleans store ($1.6 million net of taxes or $.01 per share), as well as income related to the Company’s estimated share of proceeds from Visa/MasterCard antitrust litigation settlement ($2.2 million net of taxes or $.02 per share), were included in the current year’s results.

SFAE realized a 4.0% comparable store sales increase during 2005; however, its operating income declined to $22.3 million from $118.8 million primarily due to a substantial decline in gross margin dollars and rate and an increase in SG&A expenses. SG&A expenses increased principally as a result of the costs associated with the aforementioned investigations; investments in marketing, store, and other key strategic initiatives; and certain costs related to organizational changes.

SDSG experienced a 0.6% comparable store sales increase during the year ended January 28, 2006, and operating income declined by $5.7 million to $155.2 million. The decline was attributable to the loss of previous operating income of $49.3 million due to the Proffitt’s sale, partially offset by lower NDSG depreciation expense of $16.2 million due to the assets being classified as held for sale beginning with the fourth quarter of 2005. Excluding the effects of Proffitt’s and no NDSG depreciation for the fourth quarter, operating income would have increased by approximately $28 million, or 25% for the year.

The Company also took actions during 2005 intended to further improve its financial position and strengthen its balance sheet. Specifically, the Company reduced funded debt (including capitalized leases) by $623.4 million, or nearly 50%, primarily by repurchasing $607.1 million in senior notes with the proceeds from the sale of Proffitt’s. Additionally the Company repurchased 12.9 million shares of common stock for approximately $224 million (there were approximately 37.8 million shares remaining under the authorization at year end). The Company ended 2005 with approximately $80 million of cash and no borrowings on its $800 million revolving credit facility (which matures in 2009). At the Company’s request, due to the sale of NDSG, its availability under its revolving credit facility was reduced to $500 million in March 2006.

The retail environment is challenging and competitive. Uncertain conditions make the forecasting of near-term results difficult. The Company believes that execution of key strategic initiatives, as well as its expectations for long-term growth in the luxury retail market, and completion of the strategic alternatives process for Parisian will provide the Company an opportunity and the methods to create shareholder value.

As previously discussed, Belk acquired substantially all of the assets directly involved in the Company’s Proffitt’s business operations. Additionally, in March 2006 Bon-Ton acquired substantially all of the assets directly involved in the Company’s NDSG business operations. As the Company consummates such transactions, its operations and earnings will reflect the removal of these businesses and accordingly will be more dependent on the luxury sector and the SFAE operations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of income, expressed as percentages of net sales (numbers may not total due to rounding):

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amotization)	62.9	62.1	62.1

Gross margin	37.1	37.9	37.9
Selling, general and administrative expenses	26.0	25.1	24.6
Other operating expenses	9.5	9.3	9.6
Impairments and dispositions	-1.8	0.5	0.1

Operating income	3.4	3.0	3.6
Interest expense	(1.4)	(1.8)	(1.9)
Gain (loss) on extinguishment of debt	(0.5)	0.0	(0.2)
Other income (expense), net	0.1	0.1	0.1

Income before income taxes	1.6	1.3	1.6
Provision for income taxes	1.2	0.4	0.4

Net income	0.4%	0.9%	1.2%

FISCAL YEAR ENDED JANUARY 28, 2006 (“2005”) COMPARED TO FISCAL YEAR ENDED

JANUARY 29, 2005 (“2004”)

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from 2004 to 2005:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
FY 2004 Operating Income	$160.9	$118.8	$(85.5)	$194.2

Store sales and margin	3.4	(71.3)	6.9	(61.0)
Operating expenses	40.2	(25.2)	(35.6)	(20.6)
Effect of Proffitt’s sale	(49.3)	—	—	(49.3)
Impairments and dispositions	—	—	137.1	137.1
Severance and other costs	—	—	1.7	1.7

Increase (Decrease)	(5.7)	(96.5)	110.1	7.9

FY 2005 Operating Income	$155.2	$22.3	$24.6	$202.1

On a consolidated basis, net sales decreased 7.5% (principally due to the Proffitt’s sale), while comparable store sales increased 2.1%. The consolidated net sales decrease and the substantial deterioration in the gross margin rate at SFAE led to a decline in consolidated gross margin. The gain from the sale of Proffitt’s offset by the goodwill impairment change, increased operating expenses, the loss of operating income related to Proffitt’s and the deterioration in the gross margin rate at SFAE, resulted in an increase in operating income of $7.9 million to $202.1 million.

At SFAE, comparable store sales increased 4.0%; however, the gross margin rate declined substantially, related to (i) unsatisfactory inventory management, which led to substantially higher markdowns and (ii) a year-over-year decline in vendor markdown support. Additionally, an increase in operating expenses primarily reflected costs associated with the previously mentioned investigations; the SFAE New Orleans store insurance deductible; investments in marketing, store and other key strategic initiatives; and certain costs related to organizational changes. As a result, operating income declined by $96.5 million. Excluding the closure of the New Orleans store, which reduced operating income by $13.4 million, the net effect of new and closed stores reduced operating income by $11.7 million at SFAE.

At SDSG, comparable store sales increased 0.6%. Operating income for 2005 totaled $155.2 million, a $5.7 million decline from $160.9 million in prior year. The decline was attributable to the loss of operating income from the Proffitt’s sale, partially offset by lower NDSG depreciation. The net effect of new and closed stores resulted in a decrease in operating income of $4.3 million.

Expenses and charges not allocated to the segments decreased by $110.0 million primarily due to the gain associated with the sale of Proffitt’s of $155.5 million and the gain from the estimated insurance settlement on the SFAE New Orleans store of $14.7 million, offset by the goodwill impairment of $51.5 million, and increased equity, retention and severance compensation as the Company evaluates and completes its strategic alternative process.

NET SALES

The following table shows relevant sales information by segment for 2005 compared to 2004:

	Net Sales		Total Decrease	Total % Decrease	Comp % Increase
(In Millions)	2005	2004
SDSG	$3,220.9	$3,700.0	$(479.1)	-12.9%	0.6%
SFAE	2,732.4	2,737.3	(4.9)	-0.2%	4.0%

Consolidated	$5,953.3	$6,437.3	$(484.0)	-7.5%	2.1%

For the year ended January 28, 2006, total sales decreased 7.5% year over year, and consolidated comparable store sales increased 2.1%. Comparable sales increased at SFAE by 4.0% while total sales were negatively affected by approximately $26 million for 2005 due to the New Orleans store closing. SDSG experienced a 0.6% increase in comparable store sales. The net effect of sales lost from new and closed stores resulted in a $604.7 million reduction, due principally to the sale of Proffitt’s.

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

GROSS MARGIN

For the year ended January 28, 2006, gross margin was $2,210.9 million, or 37.1% of net sales, compared to $2,441.8 million, or 37.9% of net sales, for the year ended January 29, 2005. Aside from the lost contribution from the sale of Proffitt’s and the prior year SFAE store closings which totaled approximately $220 million, the reduction in gross margin dollars and rate was primarily attributable to the aforementioned merchandising issues at SFAE, whereby key members of management, the merchandising team, and the finance group were largely focused on activities surrounding the investigations and a consequential amount of merchant turnover took place during the period. In addition, due to the ongoing investigations, SFAE’s ability to collect certain vendor markdown allowances was impacted principally during the first half of the year, which negatively affected gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended January 28, 2006, SG&A was $1,548.7 million, or 26.0% of net sales, compared to $1,614.7 million, or 25.1% of net sales, for the year ended January 29, 2005. The net decrease of $66.0 million in expenses was largely due to the elimination of prior year expenses of $93.3 million resulting from the sale of Proffitt’s, partially offset by costs associated with the previously mentioned investigations, equity compensation and retention compensation totaling $52.5 million. The net effect of new and closed stores decreased SG&A by approximately $34.1 million.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense, in dollars or as a percentage of net sales.

OTHER OPERATING EXPENSES

For the year ended January 28, 2006, other operating expenses, including store pre-opening costs, were $565.4 million, or 9.5% of net sales, compared to $601.2 million, or 9.3% of net sales, for the year ended January 29, 2005. The decrease of $35.8 million was largely driven by a reduction in depreciation, rent and property and payroll taxes related to the sale of Proffitt’s and the cessation of depreciation on the NDSG assets during the fourth of 2005 due to the classification of these assets as “held for sale.”

IMPAIRMENTS AND DISPOSITIONS

The Company realized (gains)/losses from impairments and dispositions of ($105.4) million and $31.8 million in 2005 and 2004, respectively. The current period net gain primarily related to a $156.3 million gain on the sale of Proffitt’s offset in-part by a $51.5 million SDSG goodwill impairment charge. The Company performed its annual evaluation of the recoverability of SDSG’s goodwill as required by Statement of Financial Accounting Standards (“SFAS”) No. 142. Considering the effects of the sale of Proffitt’s, the agreement to sell NDSG, and the recently announced strategic alternative process for Parisian, the Company determined that a portion of the SDSG goodwill was impaired. Prior year charges were principally due to the impairment of store assets related to the SFAE store closings and other impairment and disposition charges in the normal course of business.

INTEREST EXPENSE

Interest expense declined to $85.8 million in 2005 from $114.0 million in 2004 and, as a percentage of net sales, decreased to 1.4% in 2005 from 1.8% in 2004. The improvement of $28.3 million was due to the reduction in debt resulting from the repurchase of approximately $585.7 million and $21.4 million of senior notes in July 2005 and August 2005, respectively.

LOSS ON EXTINGUISHMENT OF DEBT

During July 2005 the Company repurchased a total of approximately $585.7 million in principal amount of senior notes. The notes were repurchased at par, which included a consent fee. Additionally, during August 2005, the Company repurchased $21.4 million of additional senior notes at par through open market repurchases. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.4 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

OTHER INCOME (EXPENSE), NET

Other income increased to $7.7 million in 2005 from $4.0 million in 2004 due principally to higher yields on invested cash in 2005.

INCOME TAXES

For 2005 and 2004 the effective income tax rate differs from the federal statutory tax rate due to state income taxes and other items such as non-deductible goodwill, the change in valuation allowance against state net operating loss carryforwards and the effect of concluding tax examinations. The increase in the effective rate in 2005 was attributable to the write-off of goodwill which was principally non-deductible for tax purposes, as well as an income tax benefit recorded in 2004 related to the change in valuation allowance against state net operating loss carryforwards. Excluding these items, the Company’s effective income tax rate was 41.3% in 2005. Management anticipates that income tax rates in future years will be slightly less than the 2005 rate of 41.3%.

FISCAL YEAR ENDED JANUARY 29, 2005 (“2004”) COMPARED TO FISCAL YEAR ENDED

JANUARY 31, 2004 (“2003”)

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from 2003 to 2004:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
FY 2003 Operating Income	$175.1	$103.0	$(61.1)	$217.0

Store sales and margin	29.4	126.4	(7.7)	148.1
Operating expenses	(43.6)	(110.6)	(0.7)	(154.9)
Impairments and dispositions	—	—	(23.6)	(23.6)
Severance, reorganization and other charges	—	—	7.6	7.6

Increase (Decrease)	(14.2)	15.8	(24.4)	(22.8)

FY 2004 Operating Income	$160.9	$118.8	$(85.5)	$194.2

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

IMPAIRMENTS AND DISPOSITIONS

The Company recognized net charges from impairments and dispositions of $31.8 million and $8.2 million in 2004 and 2003, respectively. Charges in 2004 were principally due to the impairment of store assets related to SFAE store closings and other impairment and disposition charges in the normal course of business. Impairments and disposition charges in 2003 were principally due to the impairment or closure of underproductive stores, the write-off of software, and other asset dispositions.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The primary needs for cash are to acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores and service debt. The Company anticipates that cash on hand, cash generated from operating activities and borrowings under its revolving credit agreement will be sufficient to meet its financial commitments and provide opportunities for future growth.

Cash provided by operating activities was $188.1 million in 2005, $358.8 million in 2004 and $473.7 million in 2003. Cash provided by operating activities principally represents income before depreciation and amortization charges and losses from impairments and dispositions and also includes changes in working capital. The decrease in 2005 from 2004 was primarily due to the disposal of assets related to the sale of Proffitt’s. The decrease in 2004 from 2003 was primarily due to the receipt of proceeds from the sale of the proprietary credit card portfolio in 2003.

Cash provided by (used in) investing activities was $397.7 million in 2005, $(176.5) million in 2004 and $(186.8) million in 2003. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-business infrastructure). The $574.2 million increase in 2005 is primarily due to the $622.4 million of proceeds received from the sale of Proffitt’s. The 2004 decrease in net cash used in 2004 was primarily attributable to proceeds received from the sale of stores.

Cash used in financing activities was $(762.5) million in 2005, $(291.1) million in 2004 and $(130.2) million in 2003. The 2005 year over year change was principally attributable to the repurchase of approximately $607.1 million in principal amount of senior notes due to the completion of the tender offers and consent solicitations as described in the Capital Structure disclosure. The 2004 year over year change was principally attributable to payments of a $283.1 million special one-time cash dividend and $142.6 million of 2004 senior note maturities and subsequent open market repurchases, offset by current period net proceeds received from the issuance of $230.0 million of convertible notes.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are comprised of cash on hand and availability under its $800 million revolving credit facility. At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced to $500 million in March 2006. At January 28, 2006 and January 29, 2005, the Company maintained cash and cash equivalent balances of $80.4 million (including $3 million of NDSG store cash held for sale) and $257.1 million, respectively. Exclusive of approximately $34 million and $45 million of store operating cash at January 28, 2006 and January 29, 2005, respectively, cash was invested principally in various money market funds at January 28, 2006 and January 29, 2005, respectively. There was no restricted cash at January 28, 2006 and January 29, 2005.

At January 28, 2006, the Company had no borrowings under its $800 million revolving credit facility, and had $78.6 million in unfunded letters of credit, leaving unutilized availability under the facility of $721.4 million. The Company had maximum borrowings of $103.0 million on its revolving credit facility during 2005. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend of $2.00 per common share to shareholders of record as of April 30, 2004. The Company reduced retained earnings and additional paid-in capital for the $285.6 million dividend, and on or after May 17, 2004, the Company paid $283.9 million of the dividend using cash on hand to fund the payment. The remaining portion of the dividend has been accrued and will be paid prospectively as restricted shares vest.

As described previously, on March 6, 2006, Bon-Ton acquired from the Company substantially all outstanding equity interests directly or indirectly involved in the Company’s NDSG unit. The consideration received consisted of approximately $1.05 billion in cash. In conjunction with the sale of NDSG, the Company announced that its Board of Directors had declared a special cash dividend of $4.00 per common share. The special cash dividend will be payable on May 1, 2006 to shareholders of record as of April 14, 2006. The dividend will total approximately $540 million based on the current shares outstanding.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization position in light of economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At January 28, 2006, the Company’s capital structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, capital and operating leases and real estate mortgage financing. At January 28, 2006, the Company’s total debt was $730.5 million, representing a decrease of $623.4 million from the balance of $1,353.9 million at January 29, 2005. This decrease in debt was primarily the result of the repurchase of approximately $585.7 million in principal amount of senior notes related to the completion of the tender offers and consent solicitations discussed below. Additionally, the Company repurchased $21.4 million of senior notes at par through unsolicited open market repurchases during August 2005. This decrease in debt decreased the fiscal year end debt to total capitalization percentage to 26.8% from 39.6% in the prior year.

At January 28, 2006, the Company maintained an $800 million revolving credit facility maturing in 2009, which is secured by eligible inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible assets. At the Company’s request, the lenders reduced the availability under the Company’s revolving credit facility to $500 million in March 2006 following the sale of NDSG. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million (previously $100 million). The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument.

The Company had approximately $382.9 million of senior notes outstanding as of January 28, 2006 comprised of five separate series having maturities ranging from 2008 to 2019. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and the interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

The Company had $230 million of convertible notes, at January 28, 2006, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the convertible notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert the notes until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the notes on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert the notes upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuance of the notes to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

At January 28, 2006 the Company had $118 million in capital leases (of which $35 million related to NDSG) covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $6 million and $8 million per year.

At January 28, 2006, the Company is obligated to fund two cash balance pension plans (one of which related to NDSG). The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal funding requirements in 2006 and 2007. As part of the sale of NDSG to Bon-Ton, the NDSG pension assets and liabilities were assumed by Bon-Ton.

On June 14, 2005, the Company received a notice of default with respect to its convertible notes. The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. The notice of default stated that the Company breached covenants in the indenture for the convertible notes. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its senior notes and consent solicitations with respect to two additional issues of its senior notes and its convertible notes.

On July 19, 2005 the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585.7 million in principal amount of senior notes and received consents from holders of a majority of every issue of its senior notes and of its convertible notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.4 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes. During August 2005, the Company repurchased $21.4 million of additional senior notes at par through unsolicited open market repurchases.

CONTRACTUAL OBLIGATIONS

The contractual cash obligations at January 28, 2006 associated with the Company’s capital structure, as well as other contractual obligations are illustrated in the following table:

	Payments Due by Period
(Dollars in Millions)	Within 1 year	Years 2-3	Years 4-5	After Year 5	Total
Long-Term Debt, including interest	$38	$264	$90	$448	$840
Capital Lease Obligations, including interest	24	50	45	247	366
Operating Leases	125	233	198	457	1,013
Purchase Obligations	877	49	4	—	930

Total Contractual Cash Obligations	$1,066	$596	$337	$1,150	$3,149

The Company’s purchase obligations principally consist of purchase orders for merchandise, store construction contract commitments, maintenance contracts and services agreements and amounts due under employment agreements. Amounts committed under open purchase orders for merchandise inventory represent approximately $800 million of the purchase obligations within one year, a substantial portion of which are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

On March 6, 2006, the Company announced that its Board of Directors had declared a special cash dividend of $4.00 per common share. The special cash dividend will be payable on May 1, 2006 to shareholders of record as of April 14, 2006. The dividend will total approximately $540 million based on the current shares outstanding.

Additionally at January 28, 2006, the Company had accrued approximately $20 million related to retention compensation in conjunction with its strategic alternative processes, which is payable within the next two years.

Other cash obligations that have been excluded from the contractual obligations table include contingent rent payments, amounts that might come due under change-in-control provisions of employment agreements, common area maintenance costs, interest costs associated with debt obligations, deferred rentals and pension funding obligations. The Company contributed $404 thousand to its pension plans in January 2006 to reduce the underfunding and expects minimal funding requirements in 2006 and 2007. Benefit payments to plan participants under the Company’s pension plans are estimated to approximate $35 million annually, of which approximately $20 million related to NDSG and $15 million related to SFAE.

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

CREDIT CARDS

Prior to April 15, 2003, the Company’s proprietary credit cards were issued by National Bank of the Great Lakes (“NBGL”), a wholly owned subsidiary of the Company. On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the trust to Household Bank (SB), N.A. (now HSBC Bank Nevada, N.A., “HSBC”), a third party financial institution.

In connection with the sale, the Company received an amount in cash equal to the difference of (1) the sum of 100% of the outstanding accounts receivable balances, a premium, and the value of investments held in securitization accounts minus (2) the outstanding principal balance, together with unpaid accrued interest, of specified certificates held by public investors, which certificates were assumed by HSBC at the closing. The Company’s net cash proceeds from the transaction were approximately $300 million. After allocating the cash proceeds to the sold accounts, the retained interest in the securitized receivables, and an ongoing program agreement, the Company realized a gain of approximately $5 million. The cash proceeds allocated to the ongoing program agreement were deferred and will be reflected as a reimbursement of continuing credit card related expenses over the life of the agreement.

As part of the transaction, for a term of ten years expiring in 2013 and pursuant to a program agreement, HSBC established and owns proprietary credit card accounts for customers of the Company’s operating subsidiaries, retains the benefits and risks associated with the ownership of the accounts, receives the finance charge income and incurs the bad debts associated with those accounts. During the ten-year term, pursuant to a servicing agreement, the Company continues to provide key customer service functions, including new account opening, transaction authorization, billing adjustments and customer inquiries, and receives compensation from HSBC for these services.

At the end of the ten-year term expiring in 2013, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the incurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. Because HSBC acknowledged that each of Bon-Ton and Belk entered into an agreement with HSBC with respect to the credit card accounts and associated accounts receivable at NDSG and Proffitt’s, respectively, that satisfied certain requirements in the Company’s agreement with HSBC, this contingent payment was not applicable to the sales of NDSG and Proffitt’s. The maximum contingent payment had the agreement been terminated early at January 28, 2006 would have been approximately $85.0 million. Management believes the risk of incurring a contingent payment is remote.

CAPITAL NEEDS

The Company estimates capital expenditures for 2006 will approximate $175 million to $200 million, net of anticipated proceeds of $25 million, primarily for the construction of new stores opening in 2006, initial construction work on stores expected to open in 2007, store expansions and renovations, enhancements to management information systems, maintenance capital and replacement capital expenditures.

The Company anticipates that working capital requirements related to new and existing stores and capital expenditures will be funded through cash on hand, cash provided by operations and the revolving credit agreement. Maximum availability under the revolving credit agreement is $500 million. There is no debt rating trigger. During periods in which availability under the agreement exceeds $60 million, the Company is not subject to financial covenants. If availability under the agreement were to decrease to less than $60 million, the Company would be subject to a minimum fixed charge coverage ratio of 1 to 1. During 2005, weighted average borrowings and letters of credit issued under this credit agreement were $116.2 million. The highest amount of borrowings and letters of credit outstanding under the agreement during 2005 was $254.3 million. The Company expects to generate adequate cash flows from operating activities combined with borrowings under its revolving credit agreement in order to sustain its current levels of operations.

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

REVENUE RECOGNITION

Sales and the related gross margin are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. There are minimal accounting judgments and uncertainties affecting the application of this policy. The Company estimates the amount of goods that will be returned for a refund and reduces sales and gross margin by that amount. However, given that approximately 15% of merchandise sold is later returned and that the vast majority of merchandise returns are effected within a matter of days of the selling transaction, the risk of the Company realizing a materially different amount for sales and gross margin than reported in the consolidated financial statements is minimal.

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

DEPRECIATION AND RECOVERABILITY OF CAPITAL ASSETS

Over one-half of the Company’s assets at January 28, 2006 are represented by investments in property, equipment and goodwill. Determining appropriate depreciable lives and reasonable assumptions for use in evaluating the carrying value of capital assets requires judgments and estimates.

•	The Company principally utilizes the straight-line depreciation method and a variety of depreciable lives. Land is not depreciated. Buildings and improvements are depreciated over 20 to 40 years. Store fixtures are depreciated over 10 years. Equipment utilized in stores (e.g., escalators) and in support areas (e.g., distribution centers, technology) and fixtures in support areas are depreciated over 3 to 15 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Internally generated computer software is amortized over 3 to 10 years. Generally, no estimated salvage value at the end of the useful life of the assets is considered.

•	When constructing stores, the Company receives allowances from landlords. If the landlord is determined to be the primary beneficiary of the property, then the portion of those allowances attributable to the property owned by the landlord is considered to be a deferred rent liability, whereas the corresponding capital expenditures related to that store are considered to be prepaid rent. Allowances in excess of the amounts attributable to the property owned by the landlord are considered improvement allowances and are recorded as deferred rent liabilities that are amortized over the life of the lease. Capital expenditures are also reduced when the Company receives cash and allowances from merchandise vendors to fund the construction of vendor shops.

•	To the extent the Company remodels or otherwise replaces or disposes of property and equipment prior to the end of their assigned depreciable lives, the Company could realize a loss or gain on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is being realized. The Company reassesses the depreciable lives in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

•

Recoverability of the carrying value of store assets is assessed upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing) and, absent certain events, annually. The recoverability assessment requires judgment and estimates for future store generated cash flows. The underlying estimates for cash flows include estimates for future sales, gross margin rates, inflation and store expenses. During 2005, the Company recorded $16.8 million in impairment charges in the normal course of business primarily associated with stores in which the estimated discounted cash flows would not recover the carrying value of the store assets. The Company recorded a $156.3 million gain associated with the sale of Proffitt’s. In addition, SFAE recorded a $2.6 million gain associated with store closings. There are other stores in which current cash flows are not adequate to recover the carrying value of the store assets. However, the Company believes that estimated sales growth and gross margin improvement will enhance the cash flows of these stores such that the carrying value of the store assets will be recovered. Generally these stores were recently opened and require a two to five year period to develop the customer base to attain the required cash flows. To the extent management’s estimates for sales growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

GOODWILL AND INTANGIBLES

The Company has allocated the purchase price of previous purchase transactions to identifiable tangible assets and liabilities based on estimates of their fair values and identifiable intangible assets, with the remainder allocated to goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the discontinuation of goodwill amortization and the periodic testing (at least annually) for the impairment of goodwill and intangible assets. At each year-end balance sheet date and as changes in circumstances arise, the Company performs an evaluation of the recoverability of its SDSG goodwill by comparing the estimated fair value to the carrying amount of its assets and goodwill. As a result, in 2005 the Company recorded a charge of $51.5 million due to the impairment of SDSG goodwill. The Company also disposed of approximately $88.0 million of goodwill during 2005 related to the sale of Proffitt’s.

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

INCOME AND OTHER TAXES

The majority of the Company’s deferred tax assets at January 28, 2006 consist of federal and state net operating loss carryforwards that will expire between 2006 and 2024. During 2005 the valuation allowance against net operating loss carryforwards was reduced based on projections of future profitability which include a gain related to the sale of the NDSG business in 2006. At January 28, 2006 the Company believes that it will be sufficiently profitable during the periods from 2006 to 2024 to utilize all of its federal NOLs and a significant portion of its state NOLs. To the extent management’s estimates of future taxable income by jurisdiction are greater than or less than management’s current estimates, future increases or decreases in the benefit for net operating losses could occur.

The Company is routinely under audit by federal, state and local authorities in the areas of income taxes and the remittance of sales and use taxes. Audit authorities may question the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for exposures related to uncertain tax positions.

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

At January 28, 2006, the Company believes it has appropriately accrued for exposures related to uncertain tax positions. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At January 28, 2006, two of the Company’s three open tax years were undergoing examination by the Internal Revenue Service and certain state examinations were ongoing as well.

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

•	The assumed discount rate utilized is based upon pension discount curves and bond portfolio curves over a duration similar to the plan’s liabilities as of the measurement date. The discount rate is utilized principally in calculating the Company’s pension obligation, which is represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO) and in calculating net pension expense. At November 1, 2005, the discount rate was 5.65%. To the extent the discount rate increases or decreases, the Company’s ABO is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $8.4 million on the ABO and $0.6 million on annual pension expense. To the extent the ABO increases, the after-tax effect of such increase serves to reduce Other Comprehensive Income and Shareholders’ Equity.

•	The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. It is the Company’s policy to invest approximately 65% of the pension fund assets in equities, 30% in fixed income securities and 5% in real estate. This expected average long-term rate of return on assets is based principally on the advice of the Company’s outside investment advisors. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 15 to 20 years. During 2005 and 2004, the Company utilized 8.0% as the expected long-term rate of return on assets.

•	The assumed average rate of compensation increases is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% for the periods following November 1, 2005 and is utilized principally in calculating the PBO and annual pension expense. The estimated effect of a 0.25% change in the assumed rate of compensation increases would not be material to the PBO or annual pension expense.

•	At November 1, 2005, the Company had unrecognized pension expense of $129.6 million related to the expected return on assets exceeding actual investment returns; actual compensation increases exceeding assumed average rate of compensation and plan amendments, contributions subsequent to the measurement date and other differences between underlying actuarial assumptions and actual results. This delayed recognition of expense is incorporated into the $71.4 million underfunded status of the plans at November 1, 2005. In January 2006 and January 2005, the Company voluntarily contributed $404 thousand and $474 thousand, respectively, to the plan to reduce underfunding. The Company expects minimal funding requirements in 2006 and 2007.

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

NEW ACCOUNTING PRONOUNCEMENTS

During 2004, the EITF reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Furthermore, the FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s dilutive calculation by 12,307 shares. A final Statement is expected to be issued in the second quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company has determined that SFAS No. 151 does not have a material effect on the Company’s financial position or its results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, “Accounting for Stock-Based compensation”, and requires companies to expense the value of employee stock options and similar awards. This standard is effective for annual periods beginning after June 15, 2005.

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

With the adoption of SFAS No. 123R, the Company will be required to expense all stock options over the vesting period in its statement of operations, including the remaining vesting period associated with unvested options outstanding as of January 28, 2006. For the years ended January 28, 2006, January 29, 2005 and January 31, 2004, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been approximately $12 million, $20 million and $30 million, respectively. The Company will be required to adopt SFAS No. 123R in the first quarter of 2006. The Company evaluated the effect of the adoption of this standard and has determined that it will have an immaterial effect of less than a $600 thousand on the Company’s financial position and its results of operations.

In March 2005, the staff issued guidance on SFAS No. 123R. Additionally, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist companies by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that reinforces the flexibility allowed, specifically when valuing employee stock options and permits individuals, acting in good faith, to conclude differently on the fair value of employee stock options.

RELATED PARTY TRANSACTIONS

A summary of the Company’s related party transactions is included in Item 13., Certain Relationships and Related Transactions, in this Form 10-K.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; the outcome of the formal investigation by the SEC and the inquiry the Company understands has been commenced by the Office of the United States Attorney for the Southern District of New York into matters that were the subject of the investigations conducted during 2004 and 2005 by the Audit Committee of the Company’s Board of Directors and any related matters that may be under investigation or the subject of inquiry; the ultimate amount of reimbursement to vendors of improperly collected markdown allowances; the ultimate impact of improper timing of recording of inventory markdowns; the ultimate impact of incorrect timing of recording of vendor markdown allowances; the outcome of the shareholder litigation that has been filed relating to the matters that were the subject of the Audit Committee’s initial investigation; the effects of the delay in the filing with the SEC of the Company’s Form 10-K for the fiscal year ended January 29, 2005 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2005 and July 30, 2005; the successful performance by the Company of its obligations under transition services agreements with Belk, Inc. and The Bon-Ton Stores, Inc., and the success of the Company’s exploration of strategic alternatives for its Parisian business. For additional information regarding these and other risk factors, please refer to Item 1B of this Annual Report on Form 10-K and to Exhibit 99.1 filed as part of this report and incorporated by reference herein.

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

At January 28, 2006 and at January 29, 2005 the Company had no derivative instruments outstanding. During 2004 the Company terminated all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net losses of $584 thousand and $18 thousand at January 28, 2006 and January 29, 2005, respectively, that are being amortized as a component of interest expense through 2010.

Based on the Company’s market risk sensitive instruments outstanding at January 28, 2006, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data.

Information called for by this item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 28, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely discussions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of January 28, 2006 based on criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the management’s assessment, management believes that, as of January 28, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In 2004, the Company identified material weaknesses in the accuracy of the recording of vendor-provided markdown allowances and in the selection, application and monitoring of certain of its accounting policies. For additional information regarding the material weaknesses, see the discussion under Item 9A Controls and Procedures contained in the Company’s report on Form 10-K for the fiscal year ended January 29, 2005.

During 2005, the Company implemented a number of remediation measures to address the material weaknesses described above. The remediation activities included:

•	Enhanced controls over the recording of vendor-provided markdown support transactions to include increased and standardized documentation and increased review and monitoring controls;

•	Issued an enhanced accounting policy regarding vendor-provided markdown support and conducted improved training and education reviews regarding the proper accounting for vendor-provided markdown support;

•	Implemented new internal audit programs to test and monitor compliance with the Company’s accounting policy for vendor-provided markdown support; and

•	Enhanced controls over the selection, application and monitoring of its accounting policies and improved communication across the accounting and operating organizations.

As of January 28, 2006, the Company has determined that the new controls are effectively designed and have demonstrated effective operation to enable management to conclude the material weaknesses identified in 2004 have been remediated.

MANAGEMENT CONSIDERATION OF RESTATEMENT

In connection with the preparation of the consolidated financial statements for fiscal 2005, an error was discovered in the computation of the tax effect of previously restated financial statements prior to February 2, 2002. The error affected the Company’s consolidated balance sheets and statement of shareholders’ equity and had no effect on the Company’s EPS, consolidated statements of operations, or cash flows as presented in this Form 10-K. As a result of the effect on the consolidated balance sheets and statement of shareholders’ equity, the Company has restated its previously issued consolidated financial statements for the fiscal years ended January 29, 2005 and January 31, 2004.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of January 28, 2006, management considered, among other things, the control deficiency related to the computation of income taxes, which resulted in the need to restate our previously issued financial statements as disclosed in Note 3, Restatement of Previously Issued Financial Statements, included in Item 8 of this Form 10-K. Management has concluded that the control deficiency that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of January 28, 2006 because management determined that as of January 28, 2006 there were controls designed and in place to prevent or detect a material misstatement and therefore, the likelihood of income tax expense, deferred tax assets, deferred tax liabilities, and accrued expenses being materially misstated is not more than remote.

Item 9B. Other Information

On April 5, 2006 the Company entered into an Employment Agreement dated April 5, 2006 with Charles G. Tharp (“Mr. Tharp”), the Company’s Executive Vice President-Human Resources (the “Tharp Agreement”). The following is a brief description of the terms and conditions of the Tharp Agreement, which does not have a term, that are material to the Company: (1) a base salary of $500,000; (2) an annual cash bonus for plan achievement at the target level of 50% of base salary and for plan achievement at the maximum level of 75% of base salary; (3) an award of 30,000 performance shares for each of the Company’s 2006, 2007, and 2008 fiscal years, with each award to include performance targets and performance measures determined by the Human Resources and Compensation Committee of the Company’s Board of Directors and a one-year performance period; (4) the Company will pay to Mr. Tharp within five business days after each of February 22, 2007 and February 22, 2008 an amount in cash equal to the product of the New York Stock Exchange closing price of the Company’s Common Stock on the applicable February 22 and 10,000, plus an amount equal to dividends paid on 10,000 shares of the Company’s Common Stock; (5) upon termination without cause the Company will pay Mr. Tharp as severance two times base salary and one times target bonus, and a prorated number of shares of restricted stock, and a prorated amount of the cash payments described in (4) above will vest; (6) if the termination of employment occurs in anticipation of, or on or after a change in control, all performance shares will fully vest at the target level and all restricted stock will fully vest, and Mr. Tharp will be entitled to participate in the Company’s medical plans, with family coverage, for 2 years from date of termination of employment, and the Company will reimburse Mr. Tharp for COBRA costs less normal associate costs and for the following six months the Company will reimburse Mr. Tharp for the entire cost of medical plan coverage; (7) if Mr. Tharp violates the non-competition requirements of the Tharp Agreement the Company’s obligation to make a severance payment would terminate; (8) if any severance payment would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code the Company will make a gross-up payment to Mr. Tharp with respect to such tax if the severance payment subject to the excise tax exceeds a specified threshold; (9) the Company may terminate the Tharp Agreement for cause in which event no base salary, bonus, or severance payment will be paid to Mr. Tharp following termination; (10) for purposes of the Tharp Agreement, “cause” means (i) conviction of Mr. Tharp, after all applicable rights of appeal have been exhausted or waived, for any crime that materially discredits the Company or is materially detrimental to the reputation or goodwill of the Company, (ii) commission of any material act of fraud or dishonesty by Mr. Tharp against the Company or commission of an immoral or unethical act that materially reflects negatively on the Company, if first Mr. Tharp is provided with written notice of the claim and with an opportunity to contest it before the Board of Directors, (iii) Mr. Tharp’s violation of the Company’s Code of Business Conduct and Ethics, which violation Mr. Tharp knows or reasonably should know could reasonably be expected to result in a material adverse effect on the Company, if first Mr. Tharp is provided with written notice of the violation and with an opportunity to contest it before the Board of Directors, or (iv) Mr. Tharp’s continual and material breach of Mr. Tharp’s obligations under the Tharp Agreement to serve the Company diligently, as determined by the Human Resources and Compensation Committee of the Board of Directors after Mr. Tharp has been given written notice of the breach and a reasonable opportunity to cure the breach; (11) Mr. Tharp will maintain the confidentiality of the Company’s proprietary and confidential information; (12) for one year following termination Mr. Tharp will not engage in specified categories of associations with specified competitors, will not disparage the Company, and will not solicit any employee of the Company to leave that employment; (13) if Mr. Tharp brings any action to enforce his rights under the Tharp Agreement after a change in control, the Company will reimburse him for his reasonable costs, including attorney’s fees, incurred; (14) the Company may assign its obligations under the Tharp Agreement to any acquirer of, or other successor to, all or substantially all of the business of the Company (whether direct or indirect, by purchase of assets or the Company’s common stock, merger, consolidation or otherwise); and (15) Mr. Tharp will reasonably cooperate in good faith with the Company as and when requested by the Company with regard to all current and future internal and government inquiries and investigations, litigation and administrative agency proceedings, and other legal or accounting matters.

The foregoing summary of the Tharp Agreement is qualified in its entirety by reference to the full text of the Tharp Agreement, a copy of which is included as Exhibit 10.36 to this Annual Report on Form 10-K and is incorporated herein by reference.

On April 5, 2006, pursuant to authorization by the Company’s Board of Directors, the Company entered into indemnification agreements (the “Indemnification Agreements”) with each of the Company’s non-employee Directors and with certain executives of the Company, including each of the following executive officers: R. Brad Martin, Stephen I. Sadove, James A. Coggin, Douglas E. Coltharp, Charles J. Hansen and Kevin G. Wills (individually, an “Indemnitee”). Each of the Indemnification Agreements provides, among other things, that the Indemnitee shall have a contractual right (i) to indemnification to the fullest extent permitted by applicable law for losses suffered or expenses incurred in connection with any threatened, pending or completed litigation or other proceeding relating to the Indemnitee’s service as a director or officer of the Company, (ii) subject to certain limitations and procedural requirements, to the advancement of expenses paid or incurred in connection with such litigation or other proceeding, (iii) to certain procedural and other protections effective upon a change in control of the Company, including but not limited to the creation of a trust for the benefit of the Indemnitee, and (iv) to coverage under the Company’s directors’ and officers’ insurance policy, to the extent that the Company maintains such an insurance policy.

The foregoing summary of the Indemnification Agreements is qualified in its entirety by reference to the full text of the form of the Indemnification Agreement, a copy of which is included as Exhibit 10.37 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the caption “Election of Directors” in the Saks Incorporated Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on June 7, 2006 (the “Proxy Statement”), which appears prior to the caption “Election of Directors – Further Information Concerning Directors,” is incorporated herein by reference. The information in the Proxy Statement regarding the Company’s Code of Business Conduct and Ethics and the Company’s Audit Committee (including the Company’s “audit committee financial expert”) set forth under the caption “Election of Directors – Further Information Concerning Directors” is also incorporated herein by reference.

The information required under this item with respect to the Company’s Executive Officers is incorporated by reference from Item 1C of this report under “Executive Officers of the Registrant.”

The information set forth under the caption “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, with respect to compliance with Section 16(a) by the Company’s Directors, Executive Officers and persons who own more than 10% of the Company’s Common Stock, is incorporated herein by reference.

Item 11. Executive Compensation.

The information in the Proxy Statement set forth under the caption “Election of Directors - Further Information Concerning Directors — Directors’ Fees,” and under the caption “Election of Directors” which appears beginning with the caption “Executive Compensation” and prior to the caption “Certain Relationships and Related Transactions,” with respect to Director and Executive Officer compensation, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Outstanding Voting Securities” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

The information set forth under the caption “Election of Directors — Equity Compensation Plan Information” in the Proxy Statement, with respect to equity compensation plans approved and not approved by security holders, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the caption “Election of Directors — Certain Relationships and Related Transactions” in the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the caption “Ratification of Appointment of Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services in 2005 and 2004” in the Proxy Statement is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 7, 2006.

SAKS INCORPORATED

By:	/s/ KEVIN G. WILLS
Kevin G. Wills
Executive Vice President of Finance and
Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 7, 2006.

/s/ STEPHEN I. SADOVE
Stephen I. Sadove
Chief Executive Officer
Director
Principal Executive Officer

/s/ KEVIN G. WILLS
Kevin G. Wills
Executive Vice President of Finance and
Chief Accounting Officer
Principal Financial and Accounting Officer

/s/ R. BRAD MARTIN
R. Brad Martin
Chairman of the Board

/s/ RONALD DE WAAL
Ronald de Waal
Vice Chairman of the Board

/s/ STANTON J. BLUESTONE
Stanton J. Bluestone
Director

/s/ ROBERT B. CARTER
Robert B. Carter
Director

/s/ JULIUS W. ERVING
Julius W. Erving
Director

/s/ MICHAEL S. GROSS
Michael S. Gross
Director

/s/ DONALD E. HESS
Donald E. Hess
Director

/s/ NORA P. MCANIFF
Nora P. McAniff
Director

/s/ C. WARREN NEEL
C. Warren Neel
Director

/s/ MARGUERITE W. SALLEE
Marguerite W. Sallee
Director

/s/ CHRISTOPHER J. STADLER
Christopher J. Stadler
Director

FORM 10-K—ITEM 15(a)(3) AND 15(c)

SAKS INCORPORATED AND SUBSIDIARIES

EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement between Saks Incorporated and Belk, Inc. dated as of April 28, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed May 2, 2005)

2.2	Purchase Agreement between Saks Incorporated and The Bon-Ton Stores, Inc. dated as of October 29, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on November 3, 2005)

2.3	Amendment No. 1 to Purchase Agreement dated as of February 16, 2006 between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference form the Exhibits to the Form 8-K filed on February 21, 2006)

3.1	Amended and Restated Charter of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2000)

3.2	Amended and Restated Bylaws of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

4.1	Indenture, dated as of November 9, 1998, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (8 1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed November 19, 1998)

4.2	Indenture, dated as of December 2, 1998, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed December 4, 1998)

4.3	Indenture, dated as of February 17, 1999, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed February 19, 1999)

4.4	Indenture, dated as of October 4, 2001, among Saks Incorporated, the Subsidiary Guarantors, and Bank One Trust Company, National Association, as trustee (9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed October 11, 2001)

4.5	Registration Rights Agreement between Proffitt’s, Inc. and Parisian, Inc. dated July 8, 1996 (incorporated by reference from the Exhibits to the Form S-4/A Registration Statement No. 333-09043 of Proffitt’s, Inc. filed August 16, 1996)

4.6	Registration Rights Agreement between Proffitt’s, Inc. and specified stockholders of Saks Holdings, Inc. dated July 4, 1998 (incorporated by reference from the Exhibits to the Form 8-K of Proffitt’s, Inc. filed July 8, 1998)

4.7	Second Amended and Restated Rights Agreement, dated as of October 4, 2004, by and between Saks Incorporated and The Bank of New York, as Rights Agent (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed October 10, 2004)

4.8	Indenture, dated as of December 8, 2003, among Saks Incorporated, the Subsidiary Guarantors named therein, and the Bank of New York, as Trustee (7% Notes due 2013) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed December 11, 2003)

Exhibit No.	Description
4.9	Registration Rights Agreement, dated as of December 8, 2003, among Saks Incorporated, certain of its subsidiaries named therein, Citigroup Global Markets Inc., Goldman, Sachs & Company, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc. and ABN AMRO Incorporated (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed December 11, 2003)

4.10	Indenture, dated as of March 23, 2004, between Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed March 26, 2004)

4.11	Registration Rights Agreement, dated as of March 23, 2004, among Saks Incorporated, certain subsidiaries of Saks Incorporated named therein, Goldman, Sachs & Co. and Citigroup Global Markets Inc., as representatives of the purchasers (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed March 26, 2004)

4.12	Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed July 6, 2005)

4.13	Fourth Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and JPMorgan Chase Bank, N.A., as trustee (9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed July 6, 2005)

4.14	Seventh Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and JPMorgan Chase Bank, N.A., as trustee (8 1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed July 6, 2005)

4.15	Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as trustee (7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed July 21, 2005)

4.16	Second Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (7% Notes due 2013) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed July 21, 2005)

4.17	Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee (7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed July 21, 2005)

4.18	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (8 1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed August 25, 2005)

Exhibit No.	Description
4.19	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed August 25, 2005)

4.20	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed August 25, 2005)

4.21	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed August 25, 2005)

10.1	Amended and restated Credit Agreement, dated as of November 26, 2003, among Saks Incorporated, as borrower, Fleet Retail Group, Inc., as Agent, and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed March 16, 2004)

10.2	First Amendment and Waiver to Credit Agreement and Second Amendment to Security Agreement, dated June 6, 2005, among Saks Incorporated, as borrower; Fleet Retail Group, Inc., as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated filed September 1, 2005)

10.3	Second Amendment and Waiver to Credit Agreement, dated January 26, 2006, among Saks Incorporated, as borrower; Fleet Retail Group, Inc., as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed February 1, 2006)

10.4	Supplemental Transaction Agreement, dated as of April 14, 2003, among Saks Incorporated, National Bank of the Great Lakes, Saks Credit Corporation, Household Finance Corporation, and Household Bank (SB), N.A. (incorporated by reference from the Exhibits from the Form 8-K of Saks Incorporated filed April 29, 2003)

10.5	Servicing Agreement, dated as of April 15, 2003, between Jackson Office Properties, Inc., as successor to McRae’s, Inc., and Household Corporation (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed April 29, 2003)

10.6	Program Agreement, dated as of April 15, 2003, among Saks Incorporated, Jackson Office Properties, Inc. (as successor to McRae’s, Inc.), and Household Bank (SB), N.A. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed April 29, 2003)

10.7	Amended and Restated Transition Service Agreement dated as of March 10, 2006 between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 10, 2006)

Exhibit No.	Description

MANAGEMENT CONTRACTS, COMPENSATORY PLANS, OR ARRANGEMENTS, ETC.

10.8	Saks Incorporated Amended and Restated Employee Stock Purchase Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.9	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.10	Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.11	Form of Stock Option Agreement Pursuant to the Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated filed September 1, 2005)

10.12	Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit B to the proxy statement of Saks Incorporated filed April 28, 2004)

10.13	Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.14	Trust Agreement for the Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.15	Saks Incorporated Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

10.16	Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.17	Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.18	Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration Statement No. 333-2426)

10.19	Amendment to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration Statement No. 333-2426)

10.20	Form of Stock Option Agreement Pursuant to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration No. 333-2426)

10.21	Amended and Restated Employment Agreement between R. Brad Martin and Saks Incorporated dated as of December 8, 2004 (incorporated by reference from the Exhibit 10.1 to the Form 10-Q of Saks Incorporated for the quarterly period ended October 30, 2004)

Exhibit No.	Description
10.22	Saks Incorporated 2003 Senior Executive Bonus Plan (incorporated by reference from Attachment A to the Saks Incorporated Proxy Statement for the 2003 Annual Meeting of Shareholders)

10.23	Saks Incorporated Executive Severance Plan effective September 13, 2000 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.24	Amended and Restated 2000 Change of Control and Material Transaction Severance Plan (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed November 18, 2004)

10.25	Employment Agreement between Saks Incorporated and Stephen I. Sadove, Vice Chairman of Saks Incorporated, dated January 7, 2002 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.26	Restricted Stock Agreement between Kevin Wills and Saks Incorporated, dated May 18, 2005, and the Supplement to the Restricted Stock Agreement, dated May 18, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on May 18, 2005)

10.27	Form of Performance Share Agreement between Saks Incorporated and each recipient, dated June 16, 2004 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 29, 2005)

10.28	Supplement to Performance Share Agreement between Saks Incorporated and R. Brad Martin, dated June 27, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 29, 2005)

10.29	Form of Supplement to Performance Share Agreement between Saks Incorporated and each recipient, dated June 27, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 29, 2005)

10.30	Form of Restricted Stock Agreement with respect to the Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated filed on October 3, 2005)

10.31	Form of Supplement to Restricted Stock Agreement with respect to the Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated filed on October 3, 2005)

10.32	Employment Agreement between Saks Incorporated and James A. Coggin, President and Chief Administrative Officer, dated March 15, 2003 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ending February 1, 2003)

10.33	Employment Agreement between Saks Incorporated and Douglas E. Coltharp, Executive Vice President and Chief Financial Officer, dated March 15, 2003 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ending February 1, 2003)

10.34	Employment Agreement between Saks Incorporated and Charles J. Hansen, Executive Vice President and General Counsel, dated June 20, 2003 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 31, 2004)

10.35	Employment Agreement between Saks Incorporated and Kevin Wills, Executive Vice President of Finance and Chief Accounting Officer, dated May 13, 2005 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated filed September 1, 2005)

10.36	*Employment Agreement by and between Saks Incorporated and Charles G. Tharp, Executive Vice President-Human Resources, dated April 5, 2006

10.37	*Form of Indemnification Agreement, dated as of April 5, 2006, between Saks Incorporated, and each of the counterparties thereto

Exhibit No.	Description
21.1	*Subsidiaries of the registrant

23.1	*Consents of Independent Registered Public Accounting Firm

31.1	*Certification of the principal executive officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*Certification of the principal accounting officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	*Certification of principal executive officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*Certification of the principal accounting officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*Cautionary Statements Relating to Forward-Looking Information

99.2	*Saks Incorporated Employee Stock Purchase Plan Financial Statements for the years ended December 31, 2005 and December 31, 2004

*	Filed herewith

SAKS INCORPORATED & SUBSIDIARIES

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Saks Incorporated:

We have completed integrated audits of Saks Incorporated’s January 28, 2006 and January 29, 2005 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006, and an audit of its January 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Saks Incorporated (the Company) at January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, the Company has restated its January 29, 2005 and January 31, 2004 consolidated financial statements.

Effective February 2, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment to SFAS No. 123,” as explained in Note 2.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Birmingham, AL

April 4, 2006

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In Thousands, except per share amounts)	January 28, 2006	January 29, 2005	January 31, 2004
NET SALES	$5,953,352	$6,437,277	$6,055,055
Cost of sales (excluding depreciation and amortization)	3,742,459	3,995,460	3,761,458

Gross margin	2,210,893	2,441,817	2,293,597
Selling, general and administrative expenses	1,548,747	1,614,658	1,489,383
Other operating expenses
Property and equipment rentals	190,471	203,451	196,174
Depreciation and amortization	210,115	229,145	228,319
Taxes other than income taxes	160,723	164,067	149,101
Store pre-opening costs	4,112	4,520	5,462
Impairments and dispositions	(105,361)	31,751	8,150
Integration charges	—	—	(62)

OPERATING INCOME	202,086	194,225	217,070
Interest expense	(85,778)	(114,035)	(117,372)
Loss on extinguishment of debt	(29,375)	—	(10,506)
Other income, net	7,705	4,048	5,004

INCOME BEFORE INCOME TAXES	94,638	84,238	94,196
Provision for income taxes	72,290	23,153	21,832

NET INCOME	$22,348	$61,085	$72,364

Earnings per common share:
Basic earnings per common share	$0.16	$0.44	$0.52

Diluted earnings per common share	$0.16	$0.42	$0.51

Weighted average common shares:
Basic	138,348	139,470	139,824
Diluted	143,571	144,034	142,921

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		Restated
(In Thousands, except per share amounts)	January 28, 2006	January 29, 2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77,312	$257,104
Merchandise inventories	807,211	1,516,271
Other current assets	165,085	127,082
Deferred income taxes, net	119,558	181,957
Current assets—held for sale	475,485	—

TOTAL CURRENT ASSETS	1,644,651	2,082,414

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	1,340,868	2,046,839
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION—held for sale	436,412	—
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	181,644	323,761
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION—held for sale	1,789
DEFERRED INCOME TAXES, NET	191,480	167,900
OTHER ASSETS	42,549	88,100
OTHER ASSETS—held for sale	11,332	—

TOTAL ASSETS	$3,850,725	$4,709,014

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$190,064	$378,394
Accrued expenses	372,821	495,830
Accrued compensation and related items	68,228	71,831
Sales taxes payable	9,066	13,184
Current portion of long-term debt	7,803	7,715
Current liabilities—held for sale	197,068	—

TOTAL CURRENT LIABILITIES	845,050	966,954

LONG-TERM DEBT	688,080	1,346,222
LONG-TERM DEBT—held for sale	34,656	—
OTHER LONG-TERM LIABILITIES	203,583	333,420
LONG-TERM LIABILITIES—held for sale	79,973	—

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock—$1.00 par value; Authorized—10,000 shares;
Issued and outstanding—none	—	—
Common stock—$0.10 par value; Authorized—500,000 shares;
Issued and outstanding—136,005 shares and 140,115 shares	13,601	14,012
Additional paid-in capital	1,994,979	2,094,302
Accumulated other comprehensive loss	(72,467)	(86,818)
Retained earnings	63,270	40,922

TOTAL SHAREHOLDERS’ EQUITY	1,999,383	2,062,418

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,850,725	$4,709,014

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at February 1, 2003 as previously reported	144,960	$14,496	$2,131,091	$167,185	$(69,158)	$2,243,614
Adjustments to restate (Note 3)				(21,999)		(21,999)

Balance at February 1, 2003 as restated	144,960	14,496	2,131,091	145,186	(69,158)	2,221,615
Net income				72,364		72,364
Change in minimum pension liability					(2,452)	(2,452)

Comprehensive income						69,912
Issuance of common stock	4,325	431	36,266			36,697
Income tax benefit related to employee stock plans			4,512			4,512
Income tax effect of exam resolutions			3,923			3,923
Income tax effect of AMT credit carryforwards			1,366			1,366
Net activity under stock compensation plans	454	46	7,803			7,849
Repurchase of common stock	(7,904)	(790)	(73,747)			(74,537)

Balance at January 31, 2004 as restated	141,835	14,183	2,111,214	217,550	(71,610)	2,271,337
Net income				61,085		61,085
Change in minimum pension liability					(15,208)	(15,208)

Comprehensive income						45,877
Issuance of common stock	2,714	272	27,699			27,971
Income tax benefit related to employee stock plans			8,450			8,450
Income tax effect of NOL carryforwards			71,023			71,023
Income tax effect of statute expiration			4,586			4,586
Dividend Paid (as restated)			(47,838)	(237,713)		(285,551)
Net activity under stock compensation plans	1,769	177	13,720			13,897
Convertible notes:
Hedge and call option			(25,043)			(25,043)
Income tax effect			15,268			15,268
Repurchase of common stock	(6,203)	(620)	(84,777)			(85,397)

Balance at January 29, 2005 as restated	140,115	14,012	2,094,302	40,922	(86,818)	2,062,418
Net income				22,348		22,348
Change in minimum pension liability					14,351	14,351

Comprehensive income						36,699
Issuance of common stock	8,195	820	82,688			83,508
Income tax benefit related to employee stock plans			20,281			20,281
Decrease in tax valuation allowance			2,525			2,525
Activity under stock compensation plans	555	55	17,540			17,595
Repurchase of common stock	(12,860)	(1,286)	(222,357)			(223,643)

Balance at January 28, 2006	136,005	$13,601	$1,994,979	$63,270	$(72,467)	$1,999,383

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In Thousands)	January 28, 2006	January 29, 2005	January 31, 2004
OPERATING ACTIVITIES
Net income	$22,348	$61,085	$72,364
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	29,375	—	10,506
Depreciation and amortization	210,115	229,145	228,319
Provision for employee stock compensation	17,595	13,897	7,849
Deferred income taxes	37,262	6,744	13,041
Impairments and dispositions	(105,361)	31,751	8,150
Net cash from sale of proprietary credit cards	—	—	300,911
Changes in operating assets and liabilities:
Retained interest in accounts receivable	—	—	(42,680)
Merchandise inventories	103,531	(77,819)	(138,990)
Other current assets	(38,092)	36,392	24,025
Accounts payable and accrued liabilities	(69,793)	3,065	52,079
Other operating assets and liabilities	(18,908)	54,561	(61,845)

NET CASH PROVIDED BY OPERATING ACTIVITIES	188,072	358,821	473,729

INVESTING ACTIVITIES
Purchases of property and equipment	(236,589)	(198,274)	(186,834)
Business acquisitions and investments	—	—	(14,012)
Proceeds from sale of stores and property and equipment	13,236	21,802	14,020
Proceeds from the sale of Proffitt’s/McRae’s	622,404	—	—
Store cash transferred related to sale of Proffitt’s/McRae’s	(1,340)	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	397,711	(176,472)	(186,826)

FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	—	230,000	—
Payments for hedge and call options associated with convertible notes	—	(25,043)	—
Payments on long-term debt and capital lease obligations	(621,557)	(155,522)	(92,055)
Cash dividends paid	(795)	(283,127)	—
Purchases and retirements of common stock	(223,643)	(85,397)	(74,537)
Proceeds from issuance of common stock	83,508	27,971	36,370

NET CASH USED IN FINANCING ACTIVITIES	(762,487)	(291,118)	(130,222)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(176,704)	(108,769)	156,681
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	257,104	365,873	209,192
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS HELD FOR SALE AT END OF YEAR	(3,088)	—	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$77,312	$257,104	$365,873

Non-cash investing and financing activities are further described in the accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – GENERAL

ORGANIZATION

Saks Incorporated (hereinafter the “Company”) is a retailer currently operating, through its subsidiaries, traditional and luxury department stores. At January 28, 2006, the Company operated the Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), Parisian and Club Libby Lu specialty stores. The Company also operated Saks Fifth Avenue Enterprises (“SFAE”), which consisted of Saks Fifth Avenue stores and Saks Off 5th stores.

SALE OF BUSINESSES

On July 5, 2005, Belk acquired from the Company for $622,700 in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations (hereafter described as “Proffitt’s”), plus the assumption of approximately $1,000 in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $700,000.

Upon the closing of the transaction, Belk entered into a Transition Services Agreement (“Belk TSA”) whereby the Company will continue to provide, for varying transition periods, certain back office services related to the Proffitt’s operations. Such operations include certain information technology, telecommunications, credit, store planning and distribution services, among others. The services provided will cease as Belk becomes able to absorb the operations within its back office infrastructure. The Belk TSA qualifies as continuing involvement in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, precludes the presentation of the sold business as discontinued operations within the accompanying consolidated financial statements.

The following table provides details of the disposed operations of the Proffitt’s business, had it operated on a stand-alone basis, that are included within the accompanying consolidated balance sheets at January 29, 2005 and the consolidated statements of income for the years ended January 28, 2006 and January 29, 2005.

		January 29, 2005
Merchandise inventory		$164,306
Property and equipment		$270,922
Goodwill		$88,000
Other current assets		$3,895

Accounts payable and other current liabilities		$45,935
Long-term liabilities		$4,761

	2005	2004
Net sales	$263,257	$690,326
Net income	$1,898	$16,937
Diluted earnings per share	$0.01	$0.12

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

After considering the assets and liabilities sold, liabilities settled, transaction fees and severance, the Company realized a net gain of $155,525 on the sale. Asset impairments (gains), transaction fees and other costs are included in Impairments and Dispositions, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Consolidated Statements of Income. There were no amounts payable, related to this transaction, at January 28, 2006. The components of these charges are as follows:

	2005 Charges/ (Gains)	Cash (Proceeds)/ Payments	Net Assets Sold
Asset Impairments (Gains)	$(161,175)	$(622,700)	$461,525
Transaction Fees and Other Costs	4,849	4,849	—
Severance	801	801	—

	$(155,525)	$(617,050)	$461,525

Additionally, on March 6, 2006, the Company sold all outstanding equity interests of certain of the Company’s subsidiaries that owned, directly or indirectly, NDSG, to Bon-Ton. The consideration received consisted of approximately $1,110,000 in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $40,000 of unfunded benefits liabilities and approximately $35,000 of capital leases. A preliminary working capital adjustment based on an estimate of working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $60,000 resulting in net cash proceeds to the Company of approximately $1,050,000. Management estimates a pre-tax gain ranging from $290,000 to $300,000 and an after-tax gain ranging from $115,000 to $125,000 on the transaction. The disposition included NDSG’s operations consisting of, among other things, the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores); the administrative/headquarters facilities in Milwaukee, Wisconsin; and distribution centers located in Rockford, Illinois, Naperville, Illinois; Green Bay, Wisconsin, and Ankeny, Iowa.

Bon-Ton entered into a Transition Service Agreement with the Company (“Bon-Ton TSA”), whereby the Company will continue to provide, for varying transition periods, back office services related to the NDSG operations. The back-office services include certain information technology, telecommunications, credit, accounting and store planning services, among others. Bon-Ton will compensate the Company for these services provided, as outlined in the Bon-Ton TSA. NDSG stores generated fiscal 2005 revenues of approximately $2,200,000. The assets and liabilities associated with NDSG have been classified as held for sale at January 28, 2006 in the accompanying consolidated balance sheet.

The Company announced on January 9, 2006 that it was exploring strategic alternatives for its Parisian specialty department store business (“Parisian”) (which generated fiscal 2005 revenues of approximately $723,000). The strategic alternatives could include the sale of Parisian.

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements include the results of operations for Proffitt’s through July 2, 2005.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2005, 2004 and 2003 each contained 52 weeks and ended on January 28, 2006, January 29, 2005, and January 31, 2004, respectively.

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

Revenues from shipping and handling included in net sales were $218, $2,091 and $3,179 in 2005, 2004 and 2003, respectively. Commissions from leased departments included in net sales were $41,728, $47,003 and $45,872 in 2005, 2004 and 2003, respectively. Leased department sales were $289,073, $322,026 and $315,511 in 2005, 2004 and 2003, respectively, and were excluded from net sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents included $46,000 and $212,000 at January 28, 2006 and January 29, 2005, respectively, invested principally in money market funds. Interest income earned on these cash equivalents was $6,829, $3,680 and $4,895 for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively, and was reflected in Other Income. There were no balances of restricted cash at January 28, 2006 or January 29, 2005, respectively.

MERCHANDISE INVENTORIES AND COST OF SALES (excluding depreciation and amortization)

Merchandise inventories are valued by the retail method and are stated at the lower of cost (last-in, first-out “LIFO”) or market and include freight, buying and distribution costs. The Company takes markdowns related to slow moving inventory, ensuring the appropriate inventory valuation. At January 28, 2006 and January 29, 2005, the LIFO value of inventories exceeded market value and, as a result, inventory was stated at the lower market amount.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Consignment merchandise on hand of $114,436 and $117,198 at January 28, 2006 and January 29, 2005, respectively, is not reflected in the consolidated balance sheets.

The Company receives vendor provided support in different forms. When the vendor provides support for inventory markdowns, the Company records the support as a reduction to cost of sales. Such support is recorded in the period that the corresponding markdowns are taken. When the Company receives inventory-related support that is not designated for markdowns, the Company includes this support as a reduction in cost of purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas; advertising; store and headquarters occupancy, operating and maintenance costs exclusive of rent, depreciation, and property taxes; proprietary credit card promotion, issuance and servicing costs; insurance programs; telecommunications; and other operating expenses not specifically categorized elsewhere in the consolidated statements of income. All advertising and sales promotion costs are expensed in the period incurred. Belk and Bon-Ton each entered into transition services agreements whereby the Company will continue to provide, for varying transition periods, certain back office services related to the sold operations. The Company received approximately $7,000 in 2005 as compensation for these services under its agreement with Belk. The Company receives allowances and expense reimbursements from merchandise vendors and from the owner of the proprietary credit card portfolio which are netted against the related expense:

•	Allowances received from merchandise vendors in conjunction with incentive compensation programs for employees who sell the vendors’ merchandise and netted against the related compensation expense were $82,026, $88,580 and $82,419 in 2005, 2004 and 2003, respectively.

•	Allowances received from merchandise vendors in conjunction with jointly produced and distributed print and television media and netted against the gross expenditures for such advertising were $81,952, $84,644 and $81,223 in 2005, 2004 and 2003, respectively. Net advertising expenses were $201,513, $190,807 and $191,671 in 2005, 2004 and 2003, respectively.

•	Expense reimbursements received from the owner of the Company’s proprietary credit card portfolio are discussed at Note 4 to these financial statements.

STORE PRE-OPENING COSTS

Store pre-opening costs primarily consist of rent expense incurred during the construction of new stores and payroll and related media costs incurred in connection with new store openings and are expensed when incurred. Rent expense is generally incurred for six to twelve months prior to a store’s opening date.

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

GOODWILL AND INTANGIBLES

The Company has allocated the purchase price of previous purchase transactions to identifiable tangible assets and liabilities based on estimates of their fair values and identifiable intangible assets, with the remainder allocated to goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the discontinuation of goodwill amortization and the periodic testing (at least annually) for the impairment of goodwill and intangible assets. At each year-end balance sheet date and as changes in circumstances arise, the Company performs an evaluation of the recoverability of its SDSG goodwill by comparing the estimated fair value to the carrying amount of its assets and goodwill. Considering the effects of the sale of Proffitt’s, the agreement to sell NDSG, and the recently announced strategic alternative process for Parisian, the Company determined that a portion of the SDSG goodwill was impaired. As a result, in 2005 the Company recorded a charge of $51,529 due to the impairment of SDSG goodwill. The Company also disposed of approximately $88,000 of SDSG goodwill during 2005 related to the sale of Proffitt’s.

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

DERIVATIVES

The Company uses financial derivatives only to manage its costs and risks in conjunction with specific business transactions. All derivative instruments are recognized on the balance sheet at fair value. At January 28, 2006 and at January 29, 2005, there were no derivatives held by the Company. The Company cancelled all of its interest rate swap agreements during 2004 resulting in $3,100 of net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net losses of $584 and $18 at January 28, 2006 and January 29, 2005, respectively, that are being amortized as a component of interest expense through 2010.

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

	2005	2004	2003
Net income as reported herein	$22,348	$61,085	$72,364
Add: Stock-based employee compensation expense included in net income, net of related tax effects	11,108	8,289	6,706
Deduct: Total stock-based employee compensation expense determined under the fair value method	(12,413)	(20,444)	(32,641)

Pro forma net income	$21,043	$48,930	$46,429

Basic earnings per common share:
As reported	$0.16	$0.44	$0.52
Pro forma	$0.15	$0.35	$0.33
Diluted earnings per common share:
As reported	$0.16	$0.42	$0.51
Pro forma	$0.15	$0.34	$0.32

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

No stock options were granted during 2005. The four assumptions for determining compensation costs under the Black-Scholes option-pricing method for 2004 and 2003 include (1) a risk-free interest rate based on zero-coupon government issues on each grant date with the maturity equal to the expected term of the option (average rates of 3.31% and 3.54% for 2004 and 2003, respectively), (2) an expected term of five years, (3) an expected volatility averaging 43.4 % for 2004 and 2003, and (4) no expected dividend yield. The Black-Scholes option-pricing model does not incorporate the inability to sell or transfer options, vesting requirements and a reduced exercise period upon termination of employment into its valuation of options. Each of the attributes would reduce the fair value of the options.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding.

	2005			2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$22,348	138,348	$0.16	$61,085	139,470	$0.44	$72,364	139,824	$0.52
Effect of dilutive stock options	—	5,223	(.00)	—	4,564	(.02)	—	3,097	(0.01)

Diluted EPS	$22,348	143,571	$0.16	$61,085	144,034	$0.42	$72,364	142,921	$0.51

Additionally, the Company had 2,598; 8,081 and 8,165 share awards of potentially dilutive common stock that were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares for the period, or contingent conditions had not been satisfied.

The Emerging Issues Task Force (EITF) recently reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Furthermore, the Financial Accounting Standards Board (FASB) is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s dilutive calculation by 12,307 shares. A final Statement is expected to be issued in the second quarter of 2006.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company has determined that SFAS No. 151 does not have a material effect on the Company’s financial position or its results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, “Accounting for Stock-Based compensation”, and requires companies to expense the value of employee stock options and similar awards. This standard is effective for annual periods beginning after June 15, 2005.

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

With the adoption of SFAS No. 123R, the Company will be required to expense all stock options over the vesting period in its statements of income, including the remaining vesting period associated with unvested options outstanding as of January 28, 2006. For the years ended January 28, 2006, January 29, 2005 and January 31, 2004, total stock-based employee compensation expense, net of related tax effects, determined under this new standard would have been approximately $12 million, $20 million and $30 million, respectively. The

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Company will be required to adopt SFAS No. 123R in the first quarter of 2006. The Company evaluated the effect of the adoption of this standard and has determined that it will have an immaterial effect of less than a $600 thousand on the Company’s financial position and its results of operations.

In March 2005, the staff issued guidance on SFAS No. 123R. Additionally, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107) to assist companies by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information that investors receive. SAB 107 creates a framework that reinforces the flexibility allowed, specifically when valuing employee stock options and permits individuals, acting in good faith, to conclude differently on the fair value of employee stock options.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company discovered that there was an error in the restatement of the consolidated financial statements contained in the 2004 Annual Report on Form 10-K. The Company undertook, as part of its normal closing process, a detailed review of its accounts at which time the error was discovered. The error resulted from clerical mistakes in the computation, preparation and review of the tax effect of the restatement adjustments to financial statements prior to February 2, 2002. The correction of the error has been reported as a restatement of consolidated shareholders’ equity at the opening balance sheet date. The error affected the Company’s consolidated balance sheets and statements of shareholders’ equity and had no effect on the Company’s consolidated statements of income, EPS or cash flows for any year currently presented.

The Company has made adjustments to its previously issued consolidated financial statements to correct for this error. The effect of the restatement relating to this error on the Company’s consolidated balance sheet accounts is as follows:

January 29, 2005 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$178,558	$3,399	$181,957	1.9%
Non-current deferred income taxes, net	166,364	1,536	167,900	0.9%
Accrued expenses	468,896	26,934	495,830	5.7%
Total shareholders’ equity	2,084,417	(21,999)	2,062,418	-1.1%

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

On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the trust to HSBC Bank Nevada, National Association (“HSBC”), a third party financial institution.

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

HSBC, an affiliate of HSBC Holdings PLC, offers proprietary credit card accounts to the Company’s customers. Pursuant to a program agreement with a term of ten years expiring in 2013, HSBC establishes and owns proprietary credit card accounts for the Company’s customers, retains the benefits and risks associated with the ownership of the accounts, receives the finance charge income and incurs the bad debts associated with those accounts. During the ten-year term, pursuant to a servicing agreement, the Company continues to provide key customer service functions, including new account opening, transaction authorization, billing adjustments and customer inquiries, and receives compensation from HSBC for these services.

At the end of the ten-year term expiring in 2013, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the incurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. HSBC has acknowledged that both Bon-Ton and Belk entered into an agreement with HSBC with respect to the credit card accounts, and associated accounts receivable at NDSG and Proffitt’s, respectively, that satisfied certain requirements in the Company’s agreement with HSBC. Consequently, this contingent payment was not applicable as a result of the sales of NDSG and Proffitt’s. The maximum contingent payment had the agreement been terminated early at January 28, 2006 would have been approximately $85,000. Management believes the risk of incurring a contingent payment is remote.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

For 2005, 2004 and 2003, the components of the credit contribution included in SG&A were as follows:

	2005	2004	2003
Finance charge income, securitization gains and compensation under the program and service agreements	$73,050	$73,869	$107,198
Finance charge income retained by certificate holders	—	—	(4,260)
Bad debt expense	—	—	(15,754)

Credit contribution before administration, promotion and marketing expenses	$73,050	$73,869	$87,184

NOTE 5 – PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	January 28, 2006	January 29, 2005
Land and land improvements	$236,261	$275,768
Buildings	877,744	1,039,380
Leasehold improvements	566,779	593,091
Fixtures and equipment	1,358,158	1,599,447
Construction in progress	82,232	54,898

	3,121,174	3,562,584
Accumulated depreciation	(1,343,894)	(1,515,745)

	$1,777,280	$2,046,839

Depreciation expense was $209,316, $227,731, and $226,815 in 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, the Company realized net charges (gains) of ($140,745), $20,672 and $8,150, respectively, related to property and equipment that were included in impairment and disposition charges. The 2005 net gains primarily related to the gain realized on the sale of Proffitt’s. Additionally, the Company realized gains related to the estimated insurance settlement on the SFAE store in New Orleans which suffered substantial water, fire and other damage related to Hurricane Katrina, partially offset by asset impairments associated with store closings or impairments in the normal course of business. The 2004 net charges primarily related to the asset impairments associated with the announced SFAE store closings and other store closings or impairments in the normal course of business, partially offset by gains realized on the sale of stores. The 2003 charges largely related to the impairment or closure of underperforming stores and the write-off of certain software. Based upon its most recent analysis at January 28, 2006, the Company believes that no additional impairment of property and equipment currently exists.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company performs tests of impairment on its SDSG goodwill at each balance sheet date or as changes in circumstances arise. Considering the effects of the sale of Proffitt’s, the agreement to sell NDSG, and the recently announced strategic alternative process for Parisian, the Company determined that a portion of the SDSG goodwill was impaired and, as a result, recognized a $51,529 impairment charge. Additionally, the

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Company disposed of $88,000 of SDSG goodwill related to the sale of Proffitt’s during 2005. After the aforementioned charge, at January 28, 2006, the fair value of the remaining SDSG reporting unit exceeded the book value of its assets and goodwill.

The changes in the carrying amounts of goodwill for 2005 and the components of other amortizable assets at January 28, 2006 were as follows:

	SDSG	SFAE	Consolidated
Goodwill balance at January 29, 2005	$316,521	$—	$316,521
Impairments	(51,529)	—	(51,529)
Sale of Proffitt’s	(88,000)	—	(88,000)

Goodwill balance at January 28, 2006	176,992	—	176,992

Other amortizable intangible assets:
Customer lists	8,115	14,595	22,710
Tradenames	2,308	—	2,308
Accumulated amortization	(4,333)	(14,244)	(18,577)

Other amortizable intangible assets, net	6,090	351	6,441

Total Goodwill and Intangibles at January 28, 2006	$183,082	351	$183,433

Amortization expense was approximately $800, $1,200 and $1,500 in 2005, 2004 and 2003, respectively, and will be less than $800 in each of the next 5 years.

NOTE 7 – INCOME TAXES

The components of income tax expense were as follows:

	2005	2004	2003
Current:
Federal	$22,651	$13,616	$5,688
State	12,377	2,793	3,103

	35,028	16,409	8,791
Deferred:
Federal	37,098	23,770	17,062
State	164	(17,026)	(4,021)

	37,262	6,744	13,041

Total expense	$72,290	$23,153	$21,832

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Components of the net deferred tax asset or liability recognized in the consolidated balance sheets were as follows:

		Restated
	January 28, 2006	January 29, 2005
Current:
Deferred tax assets:
Accrued expenses	$48,741	$55,701
NOL carryforwards	102,359	142,578
Valuation allowance	(9,013)	(6,508)
Deferred tax liabilities:
Inventory	(22,529)	(9,814)

Net current deferred tax asset	$119,558	$181,957

Non-current:
Deferred tax assets:
Capital leases	$39,083	$29,087
Other long-term liabilities	125,408	101,549
AMT Credit	21,213	16,317
NOL carryforwards	85,718	172,193
Valuation allowance	(38,091)	(59,000)
Deferred tax liabilities:
Property and equipment	(35,728)	(78,922)
Other assets	(6,123)	(13,324)

Net non-current deferred tax asset	$191,480	$167,900

At January 28, 2006, the Company had $303,382 of federal net operating loss carryforwards (“NOLs”). This amount considers the fact that the carryforwards are restricted under federal income tax change-in-ownership rules. The federal and state NOL carryforwards will expire between 2006 and 2024. The Company believes it will be sufficiently profitable during the periods from 2006 to 2024 to utilize all of its federal NOLs and a significant portion of its existing state NOLs and a valuation allowance has been established against that portion that the Company currently does not anticipate being able to utilize based on current projections.

As noted above, a valuation allowance has been established against a portion of the Company’s existing NOLs. During 2005, the valuation allowance was evaluated on a jurisdiction-by-jurisdiction basis which resulted in a net reduction to the overall valuation allowance of $1,366 based on projections of future profitability, which included an anticipated gain related to the sale of NDSG in 2006. Of this amount, $1,161 was recorded as income tax expense and $2,525 was credited to Shareholders’ Equity in accordance with Statement of Position 90-7 (SOP 90-7) Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, which states that benefits realized from deferred taxes should be reported as an addition to paid-in capital. Despite an overall reduction to the valuation allowance, the valuation allowance was increased in certain jurisdictions due to the fact that the Company’s presence in these jurisdictions will decrease after the sale of NDSG. During 2004, the valuation allowance was reduced by $20,638 based on projections of future profitability, which included the gain related to the sale of Proffitt’s in 2005. Of this amount $10,138 was recorded as an income tax benefit and the remaining $10,500 was credited to Shareholders’ Equity.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

During 2004, the Company re-analyzed certain deferred tax assets related to the acquisition of Carson, specifically those that are attributable to the period when Carson reorganized under the Bankruptcy Code and are accounted for in accordance with SOP 90-7. Based on this analysis, the Company reduced a portion of its valuation allowance and this amount was credited to Shareholder’s Equity. In addition, the Company analyzed its state NOLs by jurisdiction and determined that the deferred tax rate applicable to state NOL carryforwards should be increased. This resulted in an increase to deferred tax assets of $33,722 and a corresponding increase to the valuation allowance.

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

	2005	2004	2003
Expected federal income taxes at 35%	$33,123	$29,483	$32,968
State income taxes, net of federal benefit	6,991	1,936	299
Effect of non-deductible goodwill	30,134	—	—
State NOL valuation allowance adjustment	1,161	(10,138)	—
Deferred tax asset for AMT credits	—	—	(4,474)
Effect of settling tax exams and other tax reserve adjustments	—	2,555	(7,187)
Effect of deductibility of tax reserve interest	—	—	1,132
Other items, net	881	(683)	(906)

Provision for income taxes	$72,290	$23,153	$21,832

During 2005, the Company analyzed its positions related to the reserve for tax exposures and determined the amount was adequate. The Company will continue to analyze its positions related to the reserve for tax exposures on an ongoing basis.

During 2004, the statute of limitations expired with respect to certain tax examination periods. This resulted in a reduction of $4,586 to the Company’s reserve for tax exposures which was credited to Shareholder’s Equity in accordance with SOP 90-7. In addition, the Company re-assessed its uncertain federal and state tax filing positions resulting in an increase to its reserve for tax exposures of $2,555.

During 2003, the Company favorably concluded a number of tax examinations, many of which addressed corporate organization changes that had occurred over the previous five years in conjunction with the Company’s multiple acquisitions. The effect of the favorable conclusion of tax examinations was an income tax benefit of $7,187 and a credit to Shareholder’s Equity of $3,923.

The Company made income tax payments, net of refunds received of $18,278, $1,939 and $4,485 during 2005, 2004 and 2003, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 8 – DEBT

A summary of Long-Term Debt is as follows:

	January 28, 2006	January 29, 2005
Notes 8.25%, maturing 2008	$190,324	$190,324
Notes 7.50%, maturing 2010	45,872	250,000
Notes 9.875%, maturing 2011	141,557	141,557
Notes 7.00%, maturing 2013	3,022	208,105
Notes 7.375%, maturing 2019	2,104	200,000
Convertible Notes 2.00%, maturing 2024	230,000	230,000
Revolving credit agreement	—	—
Real estate and mortgage	215	377
Capital lease obligations	118,018	133,592

	731,112	1,353,955
Terminated interest rate swap agreements, net	(584)	(18)
Current portion	(7,792)	(7,715)

	$722,736	$1,346,222

REVOLVING CREDIT AGREEMENT

At January 28, 2006, the Company maintained an $800,000 revolving credit agreement scheduled to mature in February 2009. At the Company’s request, the lenders reduced the availability under the Company’s revolving credit facility to $500,000 in March 2006 following the sale of NDSG. The facility is secured by the Company’s merchandise inventories and certain third party accounts receivable, and borrowings are limited to a prescribed percentage of eligible assets. At January 28, 2006 the carrying amount of inventories securing the credit agreement was $1,157,505 and the prescribed percentage of eligible inventories exceeded the $800,000 credit limit by $1,885. The carrying amount of the third party accounts receivable was $18,555 at January 28, 2006.

During periods in which availability under the agreement exceeds $100,000, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $100,000, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. In March 2006, in connection with the NDSG sale, the agreement was amended to reduce this amount to $60,000. There is no debt rating trigger. The revolving credit agreement restricts additional debt to specific categories including the following (each category being subject to limitations as described in the revolving credit agreement): debt arising from permitted sale and leaseback transactions; debt to finance purchases of machinery, equipment, real estate and other fixed assets; debt in connection with permitted acquisitions; and unsecured debt. The Company routinely issues stand-by and documentary letters of credit for purposes of securing foreign sourced merchandise, certain equipment leases, certain insurance programs and other contingent liabilities. Outstanding letters of credit reduce availability under the revolving line of credit. During 2005, weighted average borrowings and letters of credit issued under the credit agreement were $116,159. The highest amount of borrowings and letters of credit outstanding under the agreement during 2005 was $254,329, principally related to the funding of seasonal working capital needs. At January 28, 2006 the Company had no principal borrowings and had letters of credit outstanding of $78,562.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Borrowings bear interest at either LIBOR plus a percentage ranging from 1.00% to 1.50% or at the higher of the prime rate and federal funds rate plus 0.50%. Letters of credit are charged a fee on an annual basis equal to the then applicable borrowing spread.

SENIOR NOTES

At January 28, 2006, the Company had $382,879 of unsecured senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019. The senior notes have substantially identical terms except for the maturity dates and interest payable to investors. The notes restrict incurring secured debt to no more than 15% of consolidated tangible net assets of the Company less sale/leaseback transactions, plus debt secured by liens on specified categories of property and equipment. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

On April 13, 2005, the Company received from the lenders in its revolving credit facility a waiver of any events of default that might arise under the revolving credit agreement from the Company’s failure to timely deliver to the lenders the 2004 Annual Report on Form 10-K. On June 6, 2005 the Company also received from the lenders in the revolving credit facility (i) consent to the sale of certain assets to Belk (as previously described), and (ii) a waiver, until September 1, 2005, of any events of default that might arise under the revolving credit agreement from the Company’s failure to timely deliver to the lenders the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005. On August 31, 2005, the Company received from the lenders in the revolving credit facility a waiver, through October 31, 2005, of any events of default that may arise from the Company’s failure to timely deliver to the lenders the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2005 and July 30, 2005.

On June 14, 2005, the Company received a notice of default with respect to its convertible notes. The notice of default was given by a note holder that stated that it owned more than 25% of the convertible notes. The notice of default stated that the Company breached covenants in the indenture for the convertible notes that require the Company to (1) file with the Securities and Exchange Commission and the trustee for the convertible notes Annual Reports on Form 10-K and other reports, and (2) deliver to the trustee for the convertible notes, within a 120-day period after the end of the Company’s fiscal year ended January 29, 2005, a compliance certificate specified by the convertible notes indenture. In response to this receipt of a notice of default, on June 20, 2005, the Company announced that it would commence cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its senior notes and its convertible notes.

On July 19, 2005, the Company completed these cash tender offers and consent solicitations. The consent solicitations (including those that were part of the tender offers) offered holders a one-time fee in exchange for their consent to proposed amendments to the indenture for each issue of notes that would, among other things, extend to October 31, 2005, for purposes of the indentures, the Company’s deadlines to file the Company’s 2004 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the first and second quarters of 2005. Upon completion of the tender offers and consent solicitations, the Company repurchased a total of approximately $585,672 in principal amount of senior notes and received consents from holders of a majority of every issue of its senior notes and of its convertible notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of $28,991 related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Additionally, the Company repurchased $21,435 of additional senior notes at par through unsolicited open market repurchases during August 2005. The repurchase of these notes resulted in a loss on extinguishment of debt of $384.

At January 31, 2004, the Company had interest rate swap agreements with notional amounts of $150,000 and $100,000 that swapped coupon rates of 8.25% and 7.50%, respectively, for floating rates. The fair value of these swaps at January 31, 2004 was a loss of $2,140. During 2004 the Company cancelled all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net losses of $584 and $18 at January 28, 2006 and January 29, 2005, respectively, that are being amortized as a component of interest expense through 2010. There were no swap agreements outstanding at January 28, 2006 or January 29, 2005.

During 2004, the Company repaid senior notes of $72,286 and $70,363 due in July and December 2004, respectively, at the scheduled maturity dates.

CONVERTIBLE NOTES

On March 23, 2004, the Company issued $230,000 of convertible senior unsecured notes that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 53.5087 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions related to the convertible notes include: the Company can settle a conversion of the notes with shares and/or cash; the holder may put the notes back to the Company in 2014 or 2019; the holder cannot convert the notes until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the notes on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert the notes upon a significant credit rating decline and upon a call. The Company used approximately $25,000 of the proceeds from the issuance of the notes to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes.

MATURITIES

At January 28, 2006, maturities of long-term debt for the next five years and thereafter are as follows:

Year	Maturities
2006	$7,792
2007	7,095
2008	196,680
2009	5,943
2010	52,318
Thereafter	461,284

$731,112

As discussed previously, in July 2005, the Company completed a cash tender offer and open market repurchases of senior notes resulting in a reduction of $204,128, $205,083 and $197,896 in senior notes that were set to mature in 2010, 2013 and 2019, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The Company made interest payments of $100,770, $104,642 and $112,955, of which $3,980, $3,461 and $2,384 was capitalized into property and equipment during 2005, 2004 and 2003, respectively.

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

At January 28, 2006, future minimum rental commitments under capital leases and non-cancelable operating leases consisted of the following:

	Operating Leases	Capital Leases
2006	$124,703	$24,085
2007	118,570	25,488
2008	114,949	24,294
2009	103,796	22,775
2010	93,981	22,422
Thereafter	457,012	247,218

	1,013,011	366,282

Amounts representing interest		(248,264)

Capital lease obligations		$118,018

Total rental expense for operating leases was $190,471, $203,451 and $196,174 during 2005, 2004 and 2003, respectively, including contingent rent of $26,204, $26,048 and $22,502, respectively, and common area maintenance costs of $27,037, $27,802 and $27,602, respectively. The gross amount of assets recorded under capital leases as of January 28, 2006 and January 29, 2005 was $155,070 and $173,329, respectively.

As of January 28, 2006, the Company had two potential commitments tied to the value of its common stock. First, the Company may be required to deliver shares and/or cash to holders of the convertible notes described in Note 8 prior to the stated maturity date of said notes based on the value of the Company’s common stock. Second, in connection with the issuance of the convertible notes, the Company bought and sold call options to limit the potential dilution from conversion of the notes. The Company may be required to deliver shares and/or cash to the holders of the call options based on the value of the Company’s common stock.

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

LEGAL CONTINGENCIES

Investigations

At management’s request, the Audit Committee of the Company’s Board of Directors conducted an internal investigation in 2004 and 2005. In 2004, the Company informed the SEC of the Audit Committee’s internal investigation. Thereafter, the Company was informed by the SEC that it issued a formal order of private investigation. Thereafter, the Company was informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. The Company believes that the subject of these inquiries includes one or more of the matters that were the subject of the investigations by the Audit Committee and possibly includes related matters. The results of the Audit Committee’s internal investigation have been previously disclosed by the Company. On October 11, 2005, the Company received a subpoena from the SEC for information concerning, among other items, SFAE’s allocation to vendors of a portion of markdown costs associated with certain of SFAE’s customer loyalty and other promotional activities, as well as information concerning markdowns, earnings, and other financial data for 1999-2003. The Company has provided the requested information to the SEC. The Company is continuing to fully cooperate with both the SEC and the Office of the United States Attorney.

Vendor Litigation

On May 17, 2005, International Design Concepts, LLC (“IDC”), filed suit against the Company in the United States District Court for the Southern District of New York raising various claims, including breach of contract, fraud and unjust enrichment. The suit alleges that from 1996 to 2003 the Company improperly took chargebacks and deductions for vendor markdowns, which resulted in IDC going out of business. The suit seeks damages in the amount of the unauthorized chargebacks and deductions. IDC filed a second amended complaint on June 14, 2005 asserting an additional claim for damages under the Uniform Commercial Code for vendor compliance chargebacks.

On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint in the United States Bankruptcy Court for the Southern District of New York. In its complaint the plaintiff alleges breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to the Company’s assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4 million, which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. The plaintiff is seeking to amend its complaint to include the allegation, among other allegations, that unidentified employees of the Company engaged in practices designed to assist officers and other employees of Kleinert’s Inc. to manipulate its financial reports.

On December 8, 2005 Adamson Apparel, Inc. filed a purported class action lawsuit against the Company in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserts breach of contract claims and alleges that the Company improperly assessed chargebacks, timely payment discounts, and deductions for merchandise returns against members of the plaintiff class. The lawsuit seeks compensatory and incidental damages and restitution.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Shareholders’ Derivative Suits

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

On July 12, 2005, the Board of Directors created a Special Litigation Committee (“SLC”) to investigate the derivative claims and to determine whether the litigation is in the best interests of the Company. The SLC’s investigation is ongoing.

Other

The Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

INCOME TAXES

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on annual evaluations of tax filing positions, the Company believes it has adequately accrued for exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At January 28, 2006, two of the Company’s three open tax years were undergoing examination by the Internal Revenue Service and certain state examinations were ongoing as well.

OTHER

The terms of a customer proprietary credit card program with HSBC allow each party to terminate the Program Agreement upon the occurrence of specified events. If HSBC were to terminate the Program Agreement, the Company might be required to return to HSBC a declining portion of the premium it received when the credit card portfolio was sold to HSBC in 2003. Because HSBC acknowledged that each of Bon-Ton and Belk entered into an agreement with HSBC with respect to the credit card accounts, and associated accounts receivable at NDSG and Proffitt’s, respectively, that satisfied certain requirements in the Company’s agreement with HSBC, this contingent payment was not applicable to the sales of NDSG and Proffitt’s. The maximum contingent payment had the program been terminated early at January 28, 2006 would have been approximately $85,000. If the Company were to terminate the program, the Company would have the right to purchase the credit card accounts and associated accounts receivable from HSBC at their fair value.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 10 – EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS PLANS

The Company sponsors various qualified savings plans that cover substantially all full-time employees. Company contributions charged to expense under these plans for 2005, 2004 and 2003 were $9,853, $13,114 and $12,187, respectively. At January 28, 2006, total invested assets related to the employee savings plans was $638,369, of which approximately 3% was invested in the Company’s stock at the discretion of the participating employees.

DEFINED BENEFIT PLANS

The Company sponsors defined benefit pension plans for many employees of Carson’s and SFAE. The Company generally funds pension costs currently, subject to regulatory funding limitations.

The components of net periodic pension expense are as follows:

	2005	2004	2003
Net periodic pension expense:
Service cost	$7,651	$6,925	$7,165
Interest cost	21,376	21,761	22,186
Expected return on plan assets	(23,043)	(23,931)	(21,083)
Net amortization of losses and prior service costs	10,731	6,227	3,859

Net pension expense	$16,715	$10,982	$12,127

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of period (November 1)	$396,252	$368,941
Service cost	7,651	6,925
Interest cost	21,376	21,760
Actuarial loss	4,380	30,084
Benefits paid	(32,673)	(31,458)

Benefit obligation at end of period (November 1)	$396,986	$396,252

Change in plan assets:
Fair value of plan assets at beginning of period (November 1)	$314,301	$251,763
Actual return on plan assets	35,722	23,010
Employer contributions	8,275	70,986
Benefits paid	(32,673)	(31,458)

Fair value of plan assets at end of period (November 1)	$325,625	$314,301

Pension plans’ funding status:
Accumulated benefit obligation at November 1	$(390,439)	$(390,657)
Effect of projected salary increases	(6,547)	(5,595)

Projected benefit obligation at November 1	(396,986)	(396,252)
Fair value of plan assets at November 1	325,625	314,301

Funded status at November 1	(71,361)	(81,951)
Unrecognized actuarial loss	129,461	148,187
Unrecognized prior service cost	129	432
Contributions subsequent to November 1	404	474

Prepaid pension cost classified in other liabilities at balance sheet date	$58,633	$67,142

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability (reflected in Other Long-Term Liabilities)	$(64,410)	$(76,442)
Intangible asset	5,210	5,778
Additional minimum pension liability (reflected in Shareholders’ Equity, net of tax)	117,833	137,806

Net amount recognized at balance sheet date	$58,633	$67,142

Assumptions:
Discount rate, at end of period	5.65%	5.65%
Expected long-term rate of return on assets, for periods ended January 28, 2006 and January 29, 2005	8.00%	8.00%
Average assumed rate of compensation increase	4.00%	4.00%
Measurement date	11/1/05	11/1/04

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

At November 1, 2005, the plans’ projected benefit obligation exceeded the fair value of the plans’ assets by $71,361. The underfunded status is reflected in the accompanying balance sheet as follows:

Amount previously recognized through expense and reflected in Other Long-Term Liabilities at January 28, 2006	$(58,229)

Amount not recognized in expense, yet recognized in Other Comprehensive Income, in Other Long-Term Liabilities and in Shareholders’ Equity	117,833

Amount not recognized in expense, yet reflected in Other Assets and Other Long-Term Liabilities	5,210

Amount not recognized in expense and not reflected in Other Long-Term Liabilities	6,547

Total underfunded status at November 1, 2005	71,361

The Company contributed $404 and $474 to the plans in January 2006 and January 2005, respectively. These contributions served to reduce the underfunded status of the plan and the liability reflected in Other Long-Term Liabilities. The Company expects minimal funding requirements in 2006 and 2007.

As part of the sale of NDSG to Bon-Ton, the NDSG pension assets and liabilities were assumed by Bon-Ton.

Plan weighted-average asset allocations at November 1, 2005 and 2004, by asset category were as follows:

	November 1, 2005	November 1, 2004
Equity	64.2%	64.7%
Debt	29.2%	29.6%
Real estate	6.1%	5.3%
Other	0.5%	0.4%

Total	100.0%	100.0%

The plan’s target allocation is determined taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies and expected returns on various asset categories. At November 1, 2005 and 2004, the plan’s target asset allocation was approximately 65% equity, 30% fixed income and 5% real estate.

At January 28, 2006, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Benefit Payments
2006	$36,899
2007	35,528
2008	35,324
2009	34,657
2010	34,176
Thereafter	158,516

$335,100

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Pension assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.

•	To the extent the discount rate increases or decreases, the Company’s Accumulated Benefit Obligation (ABO) is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $8,400 on the ABO and $600 on annual pension expense. To the extent the ABO increases, the after-tax effect of such serves to reduce Other Comprehensive Income and reduce Shareholders’ Equity.

•	The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. To the extent the actual rate of return on assets realized is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 15 to 20 years. The Company’s long-term rate of return on assets was 8.0% in both 2005 and 2004.

•	The average rate of compensation increases is utilized principally in calculating the Projected Benefit Obligation and annual pension expense. The estimated effect of a 0.25% change in the expected compensation increase would not be material to the Projected Benefit Obligation or to annual pension expense.

•	At November 1, 2005, the Company had unrecognized pension expense of $129,590 related to the delayed recognition of differences between underlying actuarial assumptions and actual results, as well as plan amendments. This delayed recognition of expense is incorporated into the $71,361 underfunded status of the plans as presented in the table above, before the effect of the $404 contribution in January 2006.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

RETIREE HEALTH CARE PLANS

The Company provides health care benefits for certain groups of NDSG employees who retired before 1997. The plans were contributory with the Company providing a frozen annual credit of varying amounts per year of service. The net annual expense and liabilities for the unfunded plans reflected in the Company’s consolidated balance sheets are as follows:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of period (November 1)	$7,242	$7,908
Interest cost	390	467
Actuarial (gains) loss	(171)	(130)
Benefits paid	(748)	(1,003)

Benefit obligation at end of period (November 1)	$6,713	$7,242

Plan funding status:
Accumulated post-retirement benefit obligation at November 1	$(6,713)	$(7,242)
Fair value of plan assets at November 1	—	—

Funded status at November 1	(6,713)	(7,242)
Unrecognized actuarial gain	(3,791)	(3,954)
Contributions subsequent to measurement date	339	189

Accrued pension cost classified in other liabilities at balance sheet date	$(10,165)	$(11,007)

Sensitivity analysis:
Effect of a 1.0% increase in health care cost trend assumption on:
Total service cost and interest cost components	$21	$29
Benefit obligations	$394	$373
Effect of a 1.0% decrease in health care cost trend assumption on:
Total service cost and interest cost components	$(19)	$(26)
Benefit obligations	$(356)	$(337)

Assumptions:
Discount rate, at end of period	5.75%	5.75%
Pre-Medicare medical inflation	9.00%	10.00%
Post-Medicare medical inflation	9.00%	10.00%
Ultimate medical inflation	5.5%	5.5%
Measurement date	11/1/05	11/1/04

NOTE 11 – SHAREHOLDERS’ EQUITY

On March 6, 2006, the Company announced that its Board of Directors had declared a special cash dividend of $4.00 per common share. The special cash dividend will be payable on May 1, 2006 to shareholders of record as of April 14, 2006. The dividend will total approximately $540,000 based on the current shares outstanding.

On March 15, 2004, the Company’s Board of Directors declared a special one-time cash dividend of $2.00 per common share to shareholders of record as of April 30, 2004. The Company reduced Retained Earnings and

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Additional Paid-in Capital for the $285,551 dividend, and $283,922 was paid out on or after May 17, 2004. The remaining portion of the dividend will be paid prospectively as restricted shares vest.

As a result of the March 15, 2004 dividend, the Human Resources Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the employee stock plans to adjust the exercise price of stock options and number of shares subject to outstanding stock options to reflect the change in the share price on the ex-dividend date (April 28, 2004). The effect of this anti-dilution adjustment is presented below:

	As of ex-dividend date
	Prior to Adjustment	After Adjustment
Options outstanding	19,313	21,645
Options excercisable	14,381	16,117
Weighted average exercise price:
Options outstanding	$15.80	$14.10
Options excercisable	$17.23	$15.39

On December 8, 2005, the Company announced that in anticipation of the closing of the NDSG transaction, its Board of Directors had approved a 35,000 share increase in its common share repurchase authorization, bringing the total number of authorized shares to 70,000. During 2005, 2004 and 2003, the Company repurchased 12,860, 6,203 and 7,904 shares for an aggregate amount of $223,699, $85,397 and $74,537, respectively. There were 37,830 shares available for repurchase under authorizations at January 28, 2006. Included in the 2003 share repurchase activity were 4,570 shares subject to a price settlement agreement containing a cap and a floor. The Company settled the principal upon maturity of this agreement in June 2004 for $6,579, which served to reduce Shareholders’ Equity.

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

NOTE 12 – EMPLOYEE STOCK PLANS

STOCK OPTIONS AND GRANTS

The Company maintains stock plans for the granting of options, stock appreciation rights and restricted shares to employees and directors. At January 28, 2006 and January 29, 2005, the Company had available for grant 9,931 and 4,468 shares of common stock, respectively. Options granted generally vest over a four-year period after issue and have an exercise term of seven to ten years from the grant date. Restricted shares generally vest one to ten years after the grant date and in some cases with accelerated vesting at the discretion of the Company’s Board of Directors.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

A summary of the stock option plans for 2005, 2004 and 2003 is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	17,954	$13.60	20,503	$15.66	27,034	$14.65
Dividend Adjustment	—	0.00	2,332	(1.70)	—	0.00
Granted	—	0.00	253	17.56	1,077	11.54
Exercised	(8,171)	17.42	(2,666)	10.32	(6,304)	10.25
Forfeited	(1,383)	17.95	(2,468)	21.21	(1,304)	17.55

Outstanding at end of year	8,400	$15.84	17,954	$13.60	20,503	$15.66
Options exercisable at year end	8,032	$16.08	15,704	$14.01	14,738	$17.12

Weighted average fair value of options granted during the year	—		$7.44		$4.04

The following table summarizes information about stock options outstanding at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 28, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at January 28, 2006	Weighted Average Exercise Price
$6.18 to $11.32	3,428	3.0	$9.32	3,232	$9.36
$11.33 to $16.68	1,084	3.3	$13.89	912	$14.05
$16.69 to $25.03	2,321	2.3	$18.48	2,321	$18.48
$25.04 to $38.90	1,567	2.4	$27.56	1,567	$27.56

	8,400	4.5	$15.84	8,032	$16.08

The Company also granted restricted stock awards of 805, 1,716 and 569 shares to certain employees in 2005, 2004 and 2003, respectively. The fair value of these awards on the dates of grants was $14,210, $26,493 and $6,401 for 2005, 2004 and 2003, respectively. During 2005, 2004 and 2003, compensation cost of $17,596, $13,897 and $7,849, respectively, was recognized in connection with these awards. At January 28, 2006 and January 29, 2005, the Company had unearned compensation amounts related to these awards of $19,672 and $24,471, respectively, included in Additional Paid-In Capital. The Company has committed to make additional grants of stock aggregating up to 680 shares upon prescribed performance measures in 2006 and 2007. At January 28, 2006 these additional grants had not been used to reduce the number of shares available under the Company’s stock plans.

Due to the Company’s inability to file certain periodic reports with the SEC during 2005, holders of stock options were precluded from exercising their stock options. As a result, the Company granted a 90-day extension for those employees who were terminated during this period, and the Company recorded a modification charge of approximately $2,300.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

STOCK PURCHASE PLAN

The stock purchase plan provides for an aggregate of 1,450 shares of the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discount to market value. Under the plan, 53 ($700), 79 ($1,000) and 94 ($900) shares of the Company’s common stock were purchased by employees in 2005, 2004 and 2003, respectively. At January 28, 2006, the plan had 335 shares available for future offerings.

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company’s cash and cash equivalents and accounts payable approximate their carrying amounts reported in the consolidated balance sheets, due to the immediate or short-term maturity of these instruments. For variable rate notes that reprice frequently, such as the revolving credit agreement, fair value approximates carrying value. The fair value of fixed rate real estate and mortgage notes is estimated using discounted cash flow analyses with interest rates currently offered for loans with similar terms and credit risk, and as of January 28, 2006 and January 29, 2005 the fair value of these notes approximated the carrying value.

The fair values of the Company’s financial instruments other than the instruments considered short-term in nature at January 28, 2006 and January 29, 2005 were as follows:

	Carrying Amount	Estimated Fair Value
January 28, 2006
8.25% senior notes	$190,324	$195,082
7.50% senior notes	$45,872	$44,955
9.875% senior notes	$141,557	$156,941
7.00% senior notes	$3,022	$2,893
7.375% senior notes	$2,104	$2,018
2.00% convertible notes	$230,000	$249,601

January 29, 2005
8.25% senior notes	$190,324	$208,900
7.50% senior notes	$250,000	$266,300
9.875% senior notes	$141,557	$167,400
7.00% senior notes	$208,105	$212,800
7.375% senior notes	$200,000	$200,000
2.00% convertible notes	$230,000	$220,800

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices.

NOTE 14 – STORE DISPOSITIONS, INTEGRATION AND OTHER CHARGES

In October 2004, the Company announced its intention to close 12 SFAE stores. As it relates to these SFAE closings, the Company realized net gains of $1,068 during the fiscal year ended January 28, 2006, primarily resulting from net gains from the sale of closed stores, offset by severance charges, markdowns and other costs associated with the closings. During the fiscal year ended January 29, 2005, the Company incurred net charges of

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

$28,142, primarily related to asset impairments, markdown charges, lease termination and continuing rental costs, and severance costs associated with the SFAE store closings. Asset impairments and lease termination costs are included in Impairments and Dispositions, markdown charges are included in Gross Margin, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Consolidated Statements of Income. The only amount payable related to these SFAE closings at January 28, 2006 was a liability in the amount of $74 related to unpaid severance. The components of these 2005 charges/gains are as follows:

	2005 Charges/ (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses
Asset Impairments (Gains)	$(2,639)	$(4,078)	$1,439
Lease Termination and Dead Rent Charges	14	261	(247)
Severance, Markdowns and Other Costs	1,557	1,242	241

	$(1,068)	$(2,575)	$1,433

During the fiscal year ended January 28, 2006 and January 29, 2005, the Company also incurred net charges of $494 and $2,905, respectively, associated with the sale of four Proffitt’s stores in North Carolina, which were sold separately from the 47 stores described in Note 1. Asset impairments are included in Impairments and Dispositions, and markdown charges are included in Gross Margin in the accompanying Consolidated Statements of Income. There were no amounts payable related to the sale of these Proffitt’s stores at January 28, 2006. The components of these 2005 charges/gains are as follows:

	2005 Charges/ (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses
Asset Impairments (Gains)	$(87)	$(9,100)	$9,013
Markdown Charges	581	—	581

	$494	$(9,100)	$9,594

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate, as well as performs an asset impairment analysis at each fiscal year end. During the fiscal year ended January 28, 2006 and January 29, 2005, the Company incurred net charges of $16,707 and $12,053, respectively, related to asset impairments and other costs, primarily at its SDSG stores. There were no amounts payable related to these charges at January 28, 2006. The components of these 2005 charges/gains are as follows:

	2005 Charges/ (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses
Asset Impairments	$16,819	(3,836)	$20,655
Other Costs	(112)	(149)	37

	$16,707	$(3,985)	$20,692

During the fiscal year ended January 28, 2006, the Company also recorded a $14,670 gain related to the estimated insurance settlement on the SFAE store in New Orleans which suffered substantial water, fire, and

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

other damage related to Hurricane Katrina. The SFAE New Orleans store is covered by both property damage and business interruption insurance. The property damage coverage will pay to repair and/or replace the physical property damage and inventory loss, and the business interruption coverage will reimburse the Company for lost profits as well as continuing expenses related to loss mitigation, recovery, and reconstruction for the full duration of the reconstruction period plus three months. The Company anticipates reopening the store in the fourth quarter of 2006 after necessary repairs and renovations are made to the property. The gain, which represents the excess of the replacement cost over the net book value of the property, was included in Impairments and Dispositions in the accompanying Consolidated Statements of Income.

In 2005, the Company also recorded a $51,529 goodwill impairment charge related to the SDSG reporting unit. This charge was included in Impairments and Dispositions in the accompanying Consolidated Statements of Income.

In 2003, the Company completed the consolidation of its Younkers home office operations into its Carson’s headquarters in an effort to further integrate its NDSG operations. The Company incurred revisions of $62 in 2003 related to the Younkers consolidation efforts, which primarily included severance and retention costs and property write-offs. Consistent with the adoption of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company applied the provisions of this standard such that Younkers consolidation costs were recognized when the expenses were incurred. All Younkers consolidation charges in 2003 are reflected in either the Integration Charges or the Impairments and Dispositions line items. In 2003, the Company incurred $10,119 in transition costs associated with leadership changes at SFAE and included such in SG&A.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 15 – SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net Sales:
Saks Department Stores Group	$3,220,923	$3,699,954	$3,619,738
Saks Fifth Avenue Enterprises	2,732,429	2,737,323	2,435,317

	$5,953,352	$6,437,277	$6,055,055

Operating Income:
Saks Department Stores Group	$155,228	$160,889	$175,052
Saks Fifth Avenue Enterprises	22,335	118,797	103,142
Items not allocated	24,523	(85,461)	(61,124)

	$202,086	$194,225	$217,070

Depreciation and Amortization:
Saks Department Stores Group	$97,586	$126,005	$122,486
Saks Fifth Avenue Enterprises	109,967	100,497	102,609
Other	2,562	2,643	3,224

	$210,115	$229,145	$228,319

Total Assets:
Saks Department Stores Group	$1,558,742	$2,158,863	$2,141,691
Saks Fifth Avenue Enterprises	1,734,725	1,701,046	1,727,440
Other	557,258	849,105	811,386

	$3,850,725	$4,709,014	$4,680,517

Capital Expenditures:
Saks Department Stores Group	$90,987	$96,755	$79,421
Saks Fifth Avenue Enterprises	105,509	52,926	54,259
Other	40,093	48,593	53,154

	$236,589	$198,274	$186,834

“Operating Income” for the segments includes revenue; cost of sales; direct selling, general, and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the applicable chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally included in two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal and finance support services, and general corporate management; and (2) certain items, which oftentimes relate to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

decision maker in assessing segment operating performance. During 2005, 2004 and 2003, items not allocated were comprised of the following:

	2005	2004	2003
General corporate expenses	$(78,011)	$(42,359)	$(41,816)
Impairments and dispositions	105,361	(31,751)	(8,150)
Other items, net	(2,827)	(11,351)	(11,158)

Items not allocated	$24,523	$(85,461)	$(61,124)

General corporate expenses increased in 2005 due to certain management equity compensation and retention costs associated with the sale of Proffitt’s, NDSG and the contemplated strategic alternatives at Parisian. Impairment and disposition charges (gains) in 2005 primarily related to the approximate $156,000 net gain associated with the sale of Proffitt’s, offset by the $51,529 goodwill impairment. Other items in 2005 principally related to severance and other costs associated with the SFAE store closures.

Impairments and Dispositions in 2004 primarily consisted of asset impairments associated with the announced SFAE store closings and other store closings in the normal course of business, partially offset by gains from the disposal of store assets. Other items principally related to severance and other costs also associated with the SFAE store closures.

2003 charges primarily included Impairments and Dispositions charges associated with the impairment or closure of underproductive stores, the write-off of deferred software and transition costs associated with leadership changes at SFAE. Other items consisted of store closing costs and reversals of previous store closing cost estimates.

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2005 and 2004 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 28, 2006:
Total sales	$1,550,059	$1,315,252	$1,315,218	$1,772,823
Gross margin	603,397	459,681	512,425	635,390
Operating income	52,035	93,089	15,572	41,390
Net income (loss)	16,171	8,194	225	(2,242)
Basic earnings (loss) per common share	$0.12	$0.06	$0.00	$(0.02)
Diluted earnings (loss) per common share	$0.11	$0.06	$0.00	$(0.02)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 29, 2005:
Total sales	$1,540,193	$1,350,357	$1,481,645	$2,065,082
Gross margin	599,957	504,362	577,160	760,338
Operating income (loss)	58,570	(13,265)	(15,859)	164,779
Net income (loss)	20,167	(25,332)	(30,390)	96,640
Basic earnings (loss) per common share	$0.14	$(0.18)	$(0.22)	$0.71
Diluted earnings (loss) per common share	$0.14	$(0.18)	$(0.22)	$0.68

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

During the fourth quarter, the Company recorded a pre-tax charge of $1,690 related to the correction of an error that occurred in the third quarter of 2005. The Company considered the financial effect of this error to be immaterial and thus included this effect in the fourth quarter results.

NOTE 17 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for 2005, 2004 and 2003 for: (1) Saks Incorporated; (2) on a combined basis, the guarantors of Saks Incorporated’s Senior Notes (which are all of the subsidiaries of Saks Incorporated except for NBGL, the subsidiaries associated with the Company’s proprietary credit card securitization program, and other immaterial subsidiaries); and (3) on a combined basis, NBGL, the subsidiaries associated with the Company’s proprietary credit card securitization program, and other immaterial subsidiaries, which collectively represent the only subsidiaries of the Company that are not guarantors of the Senior Notes.

The condensed consolidating financial statements presented as of and for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 reflect the legal entity compositions at the respective dates. At January 28, 2006 and January 29, 2005, NBGL and the subsidiaries associated with the Company’s former proprietary credit card securitization program had been dissolved. Thus, there were no assets or liabilities associated with non-guarantor subsidiaries at January 28, 2006 or January 29, 2005.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At January 28, 2006, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt, owned one store location and maintained a small group of corporate employees.

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 28, 2006

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES	$25,158	$5,928,194		$5,953,352
Cost of sales	14,927	3,727,532		3,742,459

GROSS MARGIN	10,231	2,200,662		2,210,893
Selling, general and administrative expenses	12,430	1,536,317		1,548,747
Other operating expenses	1,573	559,736		561,309
Store pre-opening costs		4,112		4,112
Impairments and dispositions		(105,361)		(105,361)

OPERATING INCOME (LOSS)	(3,772)	205,858	—	202,086
OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries	116,774		(116,774)
Interest expense	(63,648)	(22,130)		(85,778)
Loss on extinguishment of debt	(29,375)			(29,375)
Other income, net		7,705		7,705

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	19,979	191,433	(116,774)	94,638
Provision (benefit) for income taxes	(2,369)	74,659		72,290

NET INCOME	$22,348	$116,774	$(116,774)	$22,348

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 28, 2006

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,000	$31,312		$77,312
Merchandise inventories	4,225	802,986		807,211
Intercompany borrowings
Other current assets		165,085		165,085
Deferred income taxes, net		119,558		119,558
Current assets - held for sale		475,485		475,485

TOTAL CURRENT ASSETS	50,225	1,594,426		1,644,651
PROPERTY AND EQUIPMENT, NET	4,098	1,336,770		1,340,868
PROPERTY AND EQUIPMENT, NET - HELD FOR SALE		436,412		436,412
GOODWILL AND INTANGIBLES, NET		181,644		181,644
GOODWILL AND INTANGIBLES, NET - HELD FOR SALE		1,789		1,789
DEFERRED INCOME TAXES, NET		191,480		191,480
OTHER ASSETS	13,737	28,812		42,549
OTHER ASSETS - HELD FOR SALE		11,332		11,332
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	2,558,067		(2,558,067)

	$2,626,127	$3,782,665	$(2,558,067)	$3,850,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,056	$189,008		$190,064
Accrued expenses and other current liabilities	12,793	437,322		450,115
Intercompany borrowings
Current portion of long-term debt	—	7,803		7,803
Current liabilities - held for sale		197,068		197,068

TOTAL CURRENT LIABILITIES	13,849	831,201		845,050
LONG-TERM DEBT	612,295	75,785		688,080
LONG-TERM DEBT - HELD FOR SALE		34,656		34,656
OTHER LONG-TERM LIABILITIES	600	202,983		203,583
OTHER LONG-TERM LIABILITIES - HELD FOR SALE		79,973		79,973
INVESTMENT BY AND ADVANCES
FROM PARENT		2,558,067	(2,558,067)
SHAREHOLDERS’ EQUITY	1,999,383			1,999,383

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,626,127	$3,782,665	$(2,558,067)	$3,850,725

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2006

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$22,348	$116,774	$(116,774)	$22,348
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(116,774)		116,774
Depreciation and amortization	791	209,324		210,115
Provision for employee stock compensation	17,595			17,595
Deferred income taxes		37,262		37,262
Loss on extinguishment of debt	29,375			29,375
Impairments and dispositions		(105,361)		(105,361)
Changes in operating assets and liabilities, net	(39,178)	15,916		(23,262)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(85,843)	273,915	—	188,072

INVESTING ACTIVITIES
Purchases of property and equipment		(236,589)		(236,589)
Proceeds from sale of assets		13,236		13,236
Proceeds from the sale of Proffitt’s		622,404		622,404
Cash paid related to sale of Proffitt’s		(1,340)		(1,340)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	397,711	—	397,711

FINANCING ACTIVITIES
Intercompany borrowings	667,930	(667,930)
Proceeds from long-term borrowings	—			—
Payments on long-term debt	(607,158)	(14,399)		(621,557)
Payments for convertible notes hedge	—			—
Payment of dividend	(795)			(795)
Proceeds from issuance of stock	83,508			83,508
Purchases and retirements of common stock	(223,643)			(223,643)

NET CASH USED IN FINANCING ACTIVITIES	(80,158)	(682,329)	—	(762,487)

DECREASE IN CASH AND CASH EQUIVALENTS	(166,001)	(10,703)	—	(176,704)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	212,001	45,103		257,104
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS HELD FOR SALE AT END OF YEAR		(3,088)		(3,088)

CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,000	$31,312	$—	$77,312

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 29, 2005

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES	$21,331	$6,415,946		$6,437,277
Cost of sales	12,952	3,982,508		3,995,460

GROSS MARGIN	8,379	2,433,438		2,441,817
Selling, general and administrative expenses	9,562	1,605,096		1,614,658
Other operating expenses	6,389	590,274		596,663
Store pre-opening costs		4,520		4,520
Impairments and dispositions		31,751		31,751

OPERATING INCOME (LOSS)	(7,572)	201,797	—	194,225

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries	120,320		$(120,320)
Interest expense	(88,591)	(25,444)		(114,035)
Other income, net		4,048		4,048

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	24,157	180,401	(120,320)	84,238
Provision (benefit) for income taxes	(36,928)	60,081		23,153

NET INCOME	$61,085	$120,320	$(120,320)	$61,085

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 29, 2005

	RESTATED
(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$212,001	$45,103		$257,104
Merchandise inventories	3,582	1,512,689		1,516,271
Other current assets		127,082		127,082
Deferred income taxes, net		181,957		181,957

TOTAL CURRENT ASSETS	215,583	1,866,831		2,082,414
PROPERTY AND EQUIPMENT, NET	4,784	2,042,055		2,046,839
GOODWILL AND INTANGIBLES, NET		323,761		323,761
DEFERRED INCOME TAXES, NET		167,900		167,900
OTHER ASSETS	44,251	43,849		88,100
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	3,040,238		$(3,040,238)

	$3,304,856	$4,444,396	$(3,040,238)	$4,709,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$896	$377,498		$378,394
Accrued expenses and other current liabilities	20,974	559,871		580,845
Intercompany borrowings
Current portion of long-term debt	—	7,715		7,715

TOTAL CURRENT LIABILITIES	21,870	945,084		966,954
LONG-TERM DEBT	1,219,968	126,254		1,346,222
OTHER LONG-TERM LIABILITIES	600	332,820		333,420
INVESTMENT BY AND ADVANCES FROM PARENT		3,040,238	$(3,040,238)
SHAREHOLDERS’ EQUITY	2,062,418			2,062,418

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,304,856	$4,444,396	$(3,040,238)	$4,709,014

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 29, 2005

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$61,085	$120,320	$(120,320)	$61,085
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(120,320)		120,320
Depreciation and amortization	1,093	228,052		229,145
Provision for employee stock compensation	13,897			13,897
Deferred income taxes		(124,274)		(124,274)
Impairments and dispositions		31,751		31,751
Changes in operating assets and liabilities, net	(259)	147,476		147,217

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(44,504)	403,325	—	358,821

INVESTING ACTIVITIES
Purchases of property and equipment		(198,274)		(198,274)
Proceeds from sale of assets		21,802		21,802

NET CASH USED IN INVESTING ACTIVITIES	—	(176,472)	—	(176,472)

FINANCING ACTIVITIES
Intercompany borrowings	213,750	(213,750)
Proceeds from long-term borrowings	230,000			230,000
Payments on long-term debt	(142,649)	(12,873)		(155,522)
Payments for convertible notes hedge	(25,043)			(25,043)
Payment of dividend	(283,127)			(283,127)
Proceeds from issuance of stock	27,971			27,971
Purchases and retirements of common stock	(85,397)			(85,397)

NET CASH USED IN FINANCING ACTIVITIES	(64,495)	(226,623)	—	(291,118)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,999)	230	—	(108,769)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	321,000	44,873		365,873

CASH AND CASH EQUIVALENTS AT END OF YEAR	$212,001	$45,103	$—	$257,104

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2004

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES	$18,722	$6,036,333			$6,055,055
Cost of sales	11,230	3,750,228			3,761,458

GROSS MARGIN	7,492	2,286,105			2,293,597
Selling, general and administrative expenses	11,450	1,502,462	$18,866	$(43,395)	1,489,383
Other operating expenses	3,423	570,171			573,594
Store pre-opening costs		5,462			5,462
Integration charges		(62)			(62)
Impairments and dispositions		8,150			8,150

OPERATING INCOME (LOSS)	(7,381)	199,922	(18,866)	43,395	217,070

OTHER INCOME (EXPENSE)
Finance charge income, net			43,395	(43,395)
Intercompany exchange fees		(8,373)	8,373
Intercompany servicer fees		10,556	(10,556)
Equity in earnings of subsidiaries	138,253	10,229		(148,482)
Interest expense	(95,078)	(22,037)	(257)		(117,372)
Loss on extinguishment of debt	(10,506)				(10,506)
Other income (expense), net		36	4,968		5,004

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	25,288	190,333	27,057	(148,482)	94,196
Provision (benefit) for income taxes	(47,076)	59,639	9,269		21,832

NET INCOME	$72,364	$130,694	$17,788	$(148,482)	$72,364

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2004

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$72,364	$130,694	$17,788	$(148,482)	$72,364
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(138,253)	(10,229)		148,482
Depreciation and amortization	1,090	227,229			228,319
Provision for employee stock compensation	7,849				7,849
Deferred income taxes		29,923	(16,882)		13,041
Loss on extinguishment of debt	10,506				10,506
Impairments and dispositions		8,150			8,150
Net cash from sale of proprietary credit cards			300,911		300,911
Changes in operating assets and liabilities, net	28,038	(223,700)	28,251		(167,411)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(18,406)	162,067	330,068	—	473,729

INVESTING ACTIVITIES
Purchases of property and equipment		(186,834)			(186,834)
Business acquisitions and investments		(14,012)			(14,012)
Proceeds from sale of assets		14,020			14,020

NET CASH USED IN INVESTING ACTIVITIES	—	(186,826)	—	—	(186,826)

FINANCING ACTIVITIES
Intercompany borrowings	285,629	60,226	(345,855)
Payments on long-term debt	(88,056)	(3,999)			(92,055)
Net repayments under revolving credit agreement				—
Proceeds from issuance of stock	36,370				36,370
Purchases and retirements of common stock	(74,537)				(74,537)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	159,406	56,227	(345,855)		(130,222)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,000	31,468	(15,787)		156,681
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	180,000	13,405	15,787		209,192

CASH AND CASH EQUIVALENTS AT END OF YEAR	$321,000	$44,873	$—	$—	$365,873

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors

Of Saks Incorporated:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated April 4, 2006 (appearing in this annual report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Birmingham, Alabama

April 4, 2006

SAKS INCORPORATED & SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
(Dollars In Thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Allowance for sales returns, net:
Balance at Beginning of Year	$9,975	$5,771	$5,971
Charged to Costs and Expenses	1,315,790	1,320,625	1,212,824
Reserve Sold to Belk	(848)	—	—
Deductions (A)	(1,316,272)	(1,316,421)	(1,213,024)

Balance at End of Year	$8,645	$9,975	$5,771

(A) Deductions consist of actual returns net of related costs and commissions

	Year Ended
(Dollars In Thousands)	January 28, 2006	January 29, 2005	January 31, 2004
Valuation Allowance in Deferred Tax Assets
Balance at Beginning of Year	$65,508	$167,541	$171,054
Charged (Credited) to Income	1,161	(10,138)	—
Charged (Credited) to Shareholders’ Equity	(2,525)	(71,078)	—
Increase (Decrease) to Reserve	(17,040)	(20,817)	(3,513)

Balance at End of Year	$47,104	$65,508	$167,541