Form 10-Q
period 2006-04-29
SAKS INC
filed 2006-06-06
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 29, 2006

or

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

As of May 31, 2006, the number of shares of the Registrant’s Common Stock outstanding was 136,902,330

TABLE OF CONENTS

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

			Restated
	April 29, 2006	January 28, 2006	April 30, 2005
ASSETS

Current Assets
Cash and cash equivalents	$1,152,216	$77,312	$287,754
Merchandise inventories	853,929	807,211	1,380,014
Other current assets	177,817	165,085	154,378
Deferred income taxes, net	37,846	119,558	168,286
Current assets - held for sale	—	475,485	174,489

Total current assets	2,221,808	1,644,651	2,164,921

Property and Equipment, net	1,317,551	1,340,868	1,759,338
Property and Equipment, net - held for sale	—	436,412	266,310
Goodwill and Intangibles, net	4,510	181,644	323,561
Goodwill and Intangibles, net - held for sale	—	1,789	—
Deferred Income Taxes, net	136,238	191,480	175,936
Other Assets	42,132	42,549	85,724
Other Assets - held for sale	—	11,332	—

TOTAL ASSETS	$3,722,239	$3,850,725	$4,775,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$250,164	$190,064	$413,750
Accrued expenses and other current liabilities	449,211	448,486	521,745
Dividend payable	547,560	1,629	2,287
Current portion of long-term debt	7,576	7,803	7,383
Current liabilities - held for sale	—	197,068	48,155

Total current liabilities	1,254,511	845,050	993,320

Long-Term Debt	686,335	688,080	1,343,470
Long-Term Debt - held for sale	—	34,656	1,049
Other Long-Term Liabilities	188,204	203,583	335,032
Other Long-Term Liabilities - held for sale	—	79,973	3,575

Total liabilities	2,129,050	1,851,342	2,676,446

Commitments and Contingencies	—	—	—

Shareholders’ Equity	1,593,189	1,999,383	2,099,344

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,722,239	$3,850,725	$4,775,790

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 29, 2006	April 30, 2005
NET SALES	$1,039,753	$1,550,059
Cost of sales (excluding depreciation and amortization)	637,540	946,662

Gross margin	402,213	603,397

Selling, general and administrative expenses	275,134	402,157
Other operating expenses	106,551	152,194
Store pre-opening costs	286	260
Impairments and dispositions	(200,986)	(3,249)

OPERATING INCOME	221,228	52,035

Interest expense	(14,115)	(28,210)
Other income, net	8,819	2,258

INCOME BEFORE INCOME TAXES	215,932	26,083

Provision for income taxes	138,034	9,912

NET INCOME	$77,898	$16,171

Earnings per common share	$0.58	$0.12
Diluted earnings per common share	$0.57	$0.11

Weighted average common shares:
Basic	134,260	138,326
Diluted	136,097	143,739

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	April 29, 2006	April 30, 2005
Operating Activities:
Net income	$77,898	$16,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,765	57,638
Impairments and dispositions	(200,986)	(3,249)
Equity compensation	5,534	4,565
Deferred income taxes	112,301	5,637
Excess tax benefit from stock-based compensation	(2,310)	—
Change in operating assets and liabilities, net	16,752	(31,492)

Net Cash Provided By Operating Activities	44,954	49,270

Investing Activities:
Purchases of property and equipment	(26,336)	(41,463)
Proceeds from the sale of property and equipment	133	13,213
Proceeds from the sale of NDSG	1,040,960	—
Store cash transferred related to sale of NDSG	(3,110)	—

Net Cash Provided By (Used In) Investing Activities	1,011,647	(28,250)

Financing Activities:
Payments on long-term debt and capital lease obligations	(2,028)	(1,777)
Cash dividends paid	(680)	(137)
Excess tax benefit from stock-based compensation	2,310	—
Proceeds from issuance of common stock	15,613	12,884

Net Cash Provided By Financing Activities	15,215	10,970

Increase In Cash and Cash Equivalents	1,071,816	31,990

Cash and cash equivalents at beginning of period	77,312	257,104
Plus: Cash and cash equivalents included in assets held for sale at beginning of year	3,088	—
Less: Cash and cash equivalents included in assets held for sale at end of year	—	(1,340)

Cash and cash equivalents at end of period	$1,152,216	$287,754

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended April 29, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The accompanying balance sheet at January 28, 2006 has been derived from the audited financial statements at that date but does not include all disclosures required by accounting principles generally accepted in the United States of America.

ORGANIZATION

The Company is a retailer currently operating, through its subsidiaries, luxury and traditional department stores. At April 29, 2006, the Company operated Saks Fifth Avenue Enterprises (“SFAE”), which consisted of Saks Fifth Avenue stores and Saks Off 5th stores. The Company also operated the Saks Department Store Group (“SDSG”), which consisted of Parisian and Club Libby Lu specialty stores.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $8,377 and $10,253 for the three months ended April 29, 2006 and April 30, 2005, respectively. Leased department sales were $59,163 and $72,543 for the three months ended April 29, 2006 and April 30, 2005, respectively, and were excluded from net sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents included $1,135,000 at April 29, 2006, invested principally in money market funds and time deposits, and $250,000 at April 30, 2005, invested principally in money market funds. Income earned on cash equivalents was $8,644 and $1,888 for the three-month periods ended April 29, 2006 and April 30, 2005, respectively, and was reflected in Other Income.

Income Taxes – The effective income tax rate for the three-month period ended April 29, 2006 increased to 63.9% from 38.0% in the three-month period ended April 30, 2005. The increase in the effective rate for the three-month period ended April 29, 2006 was primarily the result of the disposition of $176,993 of goodwill in connection with the sale of the Northern Department Store Group (“NDSG”) as discussed in Note 4, of which a substantial portion is non-deductible for tax purposes. The increase was partially offset by a benefit recognized to reduce certain tax reserves resulting from the conclusion of certain state tax examinations. Excluding these items, the Company’s effective tax rate was 38.2% for the three-month period ended April 29, 2006.

Components of the Company’s income tax expense for the three-month period ended April 29, 2006 were as follows:

Three Months Ended April 29, 2006
Expected federal income taxes at 35%	$75,201
State income taxes, net of federal benefit	14,208
Non-deductible goodwill	51,192
Effect of settling tax exams and other tax reserve adjustments	(2,450)
Other items, net	(117)

Provision for income taxes	$138,034

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in the Company’s 2005 Annual Report on Form 10-K, the Company discovered that there was an error in the restatement of the consolidated financial statements contained in the 2004 Annual Report on Form 10-K. The error resulted from clerical mistakes in the computation, preparation and review of the tax effect of the restatement adjustments to financial statements prior to February 2, 2002. The correction of the error was reported as a restatement of consolidated shareholders’ equity at February 2, 2002. The error affected the Company’s consolidated balance sheets and statements of shareholders’ equity and had no effect on the Company’s consolidated statements of income, earnings per share or cash flows for any year currently presented.

The Company has made adjustments to its previously issued consolidated financial statements to correct for this error. The effect of the restatement relating to this error on the Company’s Condensed Consolidated Balance Sheet accounts is as follows:

April 30, 2005 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$164,887	$3,399	$168,286	2.1%
Non-current deferred income taxes, net	$174,400	$1,536	$175,936	0.9%
Accrued expenses	$510,362	$26,934	$537,296	5.3%
Total shareholders’ equity	$2,121,343	$(21,999)	$2,099,344	-1.0%

NOTE 3 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three months ended April 29, 2006 and April 30, 2005 are as follows (income and shares in thousands):

	For the Three Months Ended April 29, 2006			For the Three Months Ended April 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Restated Per Share Amount
Basic EPS	$77,898	134,260	$0.58	$16,171	138,326	$0.12
Effect of dilutive stock options		1,837	(0.01)		5,413	(0.01)

Diluted EPS	$77,898	136,097	$0.57	$16,171	143,739	$0.11

Additionally, the Company had 3,386 and 6,610 share awards of potentially dilutive common stock outstanding at April 29, 2006 and April 30, 2005, respectively, that were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares for the period, or contingent conditions had not been satisfied. There were also 12,307 of potentially exercisable shares under convertible notes at April 29, 2006 and April 30, 2005 that were not included in the computation of diluted EPS because the market price was less than the conversion price. Subsequent to quarter end, on May 2, 2006, the number of shares potentially exercisable under the convertible notes was increased to 15,413 due to the one-time cash dividend to shareholders of $4.00 per common share.

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

NOTE 4 – SALE OF BUSINESSES

On July 5, 2005, Belk, Inc. (“Belk”) acquired from the Company for approximately $623,000 in cash substantially all of the assets directly involved in the Company’s Proffitt’s and McRae’s business operations (hereafter described as “Proffitt’s”), plus the assumption of approximately $1,000 in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $700,000. The assets and liabilities associated with Proffitt’s were classified as held for sale at April 30, 2005 in the accompanying Condensed Consolidated Balance Sheet.

Upon the closing of the transaction, Belk entered into a Transition Services Agreement (“Belk TSA”) whereby the Company continued to provide certain back office services related to the Proffitt’s operations, which were substantially complete at the end of the first quarter of 2006. Such operations include certain information technology, telecommunications, credit, store planning and distribution services, among others. The services provided will cease as Belk becomes able to absorb the operations within its back office infrastructure. The Belk TSA qualifies as continuing involvement in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and therefore, precludes the presentation of the sold business as discontinued operations within the accompanying Condensed Consolidated financial statements.

After considering the assets and liabilities sold, liabilities settled, transaction fees and severance, the Company realized a net gain of $155,497 on the sale. Asset impairments (gains), transaction fees and other costs are included in Impairments and Dispositions, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income.

The following table provides details of the disposed operations of Proffitt’s, had it operated on a stand-alone basis, that are included the accompanying Condensed Consolidated Balance Sheet at April 30, 2005 and the Condensed Consolidated Statement of Income for the three-month period ended April 30, 2005.

April 30, 2005
Merchandise inventory	$169,770
Property and equipment	$266,310
Goodwill	$88,000
Other current assets	$4,719

Accounts payable and other current liablities	$48,155
Other long-term liabilities	$4,624

Three Months Ended April 30, 2005
Net sales	$162,555
Net income	$2,906
Diluted earnings per share	$0.02

Additionally, on March 6, 2006, the Company sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG (operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers), either directly or indirectly. The consideration received consisted of approximately $1,115,000 in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35,000 of unfunded benefits liabilities and approximately $35,000 of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75,000 resulting in net cash proceeds to the Company of approximately $1,040,000. The disposition included NDSG’s operations consisting of, among other things, the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores); the administrative/headquarters facilities in Milwaukee, Wisconsin; and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. NDSG stores generated fiscal 2005 revenues of approximately $2,200,000. The assets and liabilities associated with NDSG were classified as held for sale at January 28, 2006 in the accompanying Condensed Consolidated Balance Sheet.

Bon-Ton entered into a Transition Service Agreement with the Company (“Bon-Ton TSA”), whereby the Company will continue to provide, for varying transition periods, back office services related to the NDSG operations. The back-office services include certain information technology, telecommunications, credit, accounting and store planning services, among others. Bon-Ton will compensate the Company for these services provided, as outlined in the Bon-Ton TSA. The Bon-Ton TSA qualifies as continuing involvement in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of

Long-Lived Assets,” and therefore, precludes the presentation of the sold business as discontinued operations within the accompanying consolidated financial statements.

The following table provides details of the disposed operations of NDSG, had it operated on a stand-alone basis, that are included within the accompanying Condensed Consolidated Balance Sheets at January 28, 2006 and April 30, 2005 and the Condensed Consolidated Statement of Income for the three-month period ended April 29, 2006 and April 30, 2005.

	January 28, 2006	April 30, 2005
Merchandise inventory	$453,858	$484,072
Property and equipment	$436,412	$435,474
Goodwill and intangibles	$173,789	$172,000
Other current assets	$32,767	$113,810

Accounts payable and other current liabilities	$256,499	$237,047
Other long-term liabilities	$114,618	$125,175

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales	$181,725	$492,274
Net income	$(1,857)	$9,575
Diluted earnings per share	$(0.01)	$0.07

After considering the basis of the business sold, transaction fees and other costs, the Company realized a net gain of $205,443 on the sale. Asset impairments (gains), transaction fees and other costs are included in Impairments and Dispositions. The components of these 2006 charges/gains are as follows:

	2006 Charges/ (Gains)	Cash (Proceeds)/ Payments	Basis of Assets Sold
Asset Impairments (Gains)	$(226,695)	$1,040,960	$(814,265)
Transaction Fees and Other Costs	21,252	(20,068)	(1,184)

	$(205,443)	$1,020,892	$(815,449)

The Company announced on January 9, 2006 that it was exploring strategic alternatives for its Parisian specialty department store business (“Parisian”) (which generated fiscal 2005 revenues of approximately $723,000). The strategic alternatives could include the sale of Parisian.

NOTE 5 - DEBT AND SHARE ACTIVITY

During the three months ended April 29, 2006 the Company did not purchase any shares of Saks’ common stock. At April 29, 2006, there were 37,830 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit cash balance pension plans for many employees of Carson’s and SFAE. In conjunction with the sale of NDSG, the Company sold to Bon-Ton the assets of and Bon-Ton assumed the liabilities of the Carson cash balance pension plan. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense for the three months ended April 29, 2006 and April 30, 2005 were as follows:

	Three Months Ended
	April 29, 2006	April 30, 2005
Service cost	$1,506	$1,913
Interest cost	3,378	5,442
Expected return on plan assets	(3,595)	(5,761)
Net amortization of losses and prior service costs	1,645	2,599

Net periodic pension expense	$2,934	$4,193

The Company expects minimal funding requirements in 2006 and 2007.

NOTE 7 – SHAREHOLDERS’ EQUITY

On March 6, 2006, the Company’s Board of Directors declared a special one-time cash dividend of $4.00 per common share to shareholders of record as of April 14, 2006 and reduced shareholders’ equity for the $546,611 dividend. Approximately $539,000 was paid out on May 1, 2006. The remaining portion of the dividend will be paid prospectively as restricted shares vest.

As a result of the special one-time dividend, the anti-dilution provisions of the employee stock plans prompted the exercise price and number of stock options to be adjusted pro-rata for the change in the share price on the ex-dividend date (May 2, 2006). The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date		As of January 28, 2006
	Prior to Adjustment	After Adjustment
Options outstanding	7,148	8,845	8,400
Options exercisable	6,870	8,501	8,032
Weighted average exercise price:
Options outstanding	$16.58	$13.40	$15.84
Options exercisable	$16.82	$13.59	$16.08

The following table summarizes the changes in shareholders’ equity for the three months ended April 29, 2006:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 28, 2006	136,005	$13,601	$1,994,979	$63,270	$(72,467)	$1,999,383
Net income				77,898		77,898
Dividend declared ($4.00 per share)			(442,222)	(104,389)		(546,611)
Elimination of NDSG minimum pension liability					39,381	39,381
Issuance of common stock	1,271	127	15,484			15,611
Income tax benefit related to employee stock plans			3,679			3,679
Net activity under deferred compensation plans	(394)	(39)	(1,647)			(1,686)
Net activity under stock compensation plans			5,534			5,534

Balance at April 29, 2006	136,882	$13,689	$1,575,807	$36,779	$(33,086)	$1,593,189

NOTE 8 – STOCK-BASED COMPENSATION

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, “Accounting for Stock-Based compensation”, and requires companies to expense the value of employee stock options and similar awards. Effective the beginning of the first quarter 2006, the Company adopted SFAS No.123R, and recognized stock-based compensation expense in the condensed consolidated financial statements for stock options granted on and subsequent to 2003 and the portion vesting in the first fiscal quarter 2006 for options granted prior to, but not vested as of February 1, 2003, based on the grant date fair value in accordance with the original provisions of SFAS No. 123. The adoption of this standard had an immaterial effect of less than $400 on the Company’s first quarter of 2006 condensed consolidated financial statements. Total stock-based compensation expense, net of related tax effects, for the three-month period ended April 29, 2006 was approximately $2,933.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statements of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation.”

Had compensation cost for the Company’s stock-based compensation plan issuances prior to 2003 been determined under the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

Three Months Ended April 30, 2005
Net income as reported	$16,171

Add: Stock-based compensation expense included in net income, net of related tax effects	1,745

Deduct: Total stock-based employee compensation expense determined under the fair value method	(2,743)

Pro forma net income	$15,173

Basic earnings per common share
As reported	$0.12
Pro forma	$0.11

Diluted earnings per common share
As reported	$0.11
Pro forma	$0.11

The following table summarizes stock options outstanding at April 29, 2006 and changes during the quarter then ended:

	Shares	Weighted Average Exercise Price

Outstanding at January 29, 2006	8,400	$15.84
Granted	—	—
Exercised	(1,218)	11.65
Forfeited	(34)	12.97

Outstanding at April 29, 20006	7,148	$16.58

Exercisable at April 29, 2006	6,870	$16.82

The total intrinsic value of stock options exercised during the three months ended April 29, 2006 was $9,208.

The following table summarizes information regarding stock options outstanding at April 29, 2006:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	at April 29,	Contractual	Exercise	at April 29,	Exercise
Range of Exercise Prices	2006	Life (Years)	Price	2006	Price

$6.18 to $11.32	2,684	3.1	$9.35	2,539	$9.40
$11.33 to $16.68	667	2.9	$13.53	535	$13.68
$16.69 to $25.03	2,240	2.0	$18.53	2,239	$18.53
$25.04 to $38.90	1,557	2.1	$27.57	1,557	$27.57

	7,148	2.5	$16.58	6,870	$16.82

The following table summarizes restricted stock outstanding at April 29, 2006 and changes during the quarter then ended:

	Shares	Weighted Average Grant Price
Outstanding at January 29, 2006	2,440	$14.48
Granted	661	19.72
Restrictions lapsed	(173)	9.60
Canceled	(1,004)	15.13

Outstanding at April 29, 20006	1,924	$16.66

As of April 29, 2006, the Company had unearned compensation amounts related to restricted stock of $13,533, included in Additional Paid-In Capital.

STOCK PURCHASE PLAN

The stock purchase plan provides for the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discount to market value. Under the plan, as of April 29, 2006, employees have contributed $283 to purchase shares at 85% of the fair market value on the last day of the purchase period. The plan had 335 shares available for issuance as of April 29, 2006.

NOTE 9 - CONTINGENCIES

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

On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint in the United States Bankruptcy Court for the Southern District of New York. In its complaint the plaintiff alleges breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to the Company’s assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4 million, which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. The plaintiff is seeking to amend its complaint to include the allegation, among other allegations, that unidentified employees of the Company engaged in practices designed to assist officers and other employees of Kleinert’s Inc. to manipulate Kleinert’s financial reports.

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

INCOME TAXES

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on annual evaluations of tax filing positions, the Company believes it has adequately accrued for exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At April 29, 2006, two of the Company’s four open tax years were undergoing examination by the Internal Revenue Service and certain state examinations were ongoing as well.

OTHER

The terms of a customer proprietary credit card program with HSBC Bank Nevada, National Association (“HSBC”), a third party financial institution, allow each party to terminate the Program Agreement upon the occurrence of specified events. If HSBC were to terminate the Program Agreement, the Company might be required to return to HSBC a declining portion of the premium it received when the credit card portfolio was sold to HSBC in 2003. The maximum contingent payment had the program been terminated early at April 29, 2006 would have been approximately $50,000. If the Company were to terminate the program, the Company would have the right to purchase the credit card accounts and associated accounts receivable from HSBC at their fair value.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and was adopted by the Company in the first quarter of fiscal 2006. The Company has determined that SFAS No. 151 did not have a material effect on the Company’s financial position or its results of operations.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, “Accounting for Stock-Based compensation”, and requires companies to expense the value of employee stock options and similar awards. Effective January 29, 2006, the beginning of the first quarter 2006, the Company adopted SFAS No.123R. The adoption of this standard had an immaterial effect of less than $400 thousand on the Company’s first quarter of 2006 condensed consolidated financial statements.

NOTE 11 - SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales:
Saks Department Stores Group	$367,451	$844,289
Saks Fifth Avenue Enterprises	672,302	705,770

	$1,039,753	$1,550,059

Operating Income (Loss):
Saks Department Stores Group	$(1,816)	$20,148
Saks Fifth Avenue Enterprises	39,693	40,830
Items not allocated	183,351	(8,943)

	$221,228	$52,035

Depreciation and Amortization:
Saks Department Stores Group	$8,035	$31,887
Saks Fifth Avenue Enterprises	27,126	25,191
Other	604	560

	$35,765	$57,638

Total Assets:
Saks Department Stores Group	$488,784	$2,189,690
Saks Fifth Avenue Enterprises	1,763,967	1,741,250
Other	1,469,488	844,850

	$3,722,239	$4,775,790

Capital Expenditures:
Saks Department Stores Group	$9,692	$20,258
Saks Fifth Avenue Enterprises	14,483	15,146
Other	2,161	6,059

	$26,336	$41,463

“Operating Income” for the segments includes net sales; cost of sales; direct selling, general, and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally represented by two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal (except for the costs associated with the Audit Committee investigation which have been allocated to SFAE) and finance support services, and general corporate management; and (2) certain items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance. During the three-month period ended April 29, 2006 and April 30, 2005, items not allocated were comprised of the following:

	Three Months Ended
	April 29, 2006	April 30, 2005
General corporate expenses	$(17,827)	$(11,257)
Impairments and dispositions	200,986	3,249
Other items, net	192	(935)

Items not allocated	$183,351	$(8,943)

General corporate expenses increased during the three-month period ending April 29, 2006 due to retention and severance costs associated with the sale of Proffitt’s and NDSG and the contemplated strategic alternatives at Parisian. During the three-month period ended April 29, 2006, impairment and dispositions primarily consisted of a gain associated with the sale of NDSG. During the three-month period ending April 30, 2005, impairments and dispositions primarily consisted of net gains associated with the sale of previously closed SFAE stores.

NOTE 12 – STORE DISPOSITIONS AND OTHER ACTIVITIES

In October 2004, the Company announced its intention to close 12 SFAE stores. The net pre-tax charges resulting from closing these stores are principally related to asset impairments, lease terminations, inventory write downs and severance costs, partially offset by gains on the disposition of one or more stores. As it relates to these SFAE closings, the Company realized net gains of $2,806 during the three months ended April 30, 2005, primarily resulting from a gain associated with the sale of one store. Severance costs represent the portion of accrued benefits for employees that will exit when the stores are closed. Lease termination costs are included in Impairments and Dispositions, markdown charges are included in Gross Margin, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income. There were no amounts payable related to these charges at April 29, 2006.

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate, as well as performs an asset impairment analysis at each fiscal year end. During the three months ended April 29, 2006, the Company incurred net charges of $4,225 related to asset impairments and other costs. Asset impairments are included in Impairments and Dispositions and severance costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income. There were no amounts payable related to these charges at April 29, 2006. The components of these charges/gains are as follows:

	2006 Charges/ (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses
Asset Impairments	$4,417	$(138)	$4,555
Other Costs	(192)	—	(192)

	$4,225	$(138)	$4,363

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three-month period ended April 29, 2006 and April 30, 2005 and as of January 28, 2006 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At April 29, 2006, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT APRIL 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,134,632	$17,584		$1,152,216
Merchandise inventories		853,929		853,929
Other current assets		177,817		177,817
Deferred income taxes, net		37,846		37,846

Total Current Assets	1,134,632	1,087,176	—	2,221,808

Property and Equipment, net		1,317,551		1,317,551
Goodwill and Intangibles, net		4,510		4,510
Deferred Income Taxes, net		136,238		136,238
Other Assets	13,031	29,101		42,132
Investment in and Advances to Subsidiaries	1,070,879		$(1,070,879)

Total Assets	$2,218,542	$2,574,576	$(1,070,879)	$3,722,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$250,164		$250,164
Accrued expenses and other current liabilities	$12,812	983,959		996,771
Current portion of long-term debt		7,576		7,576

Total Current Liabilities	12,812	1,241,699	—	1,254,511

Long-Term Debt	612,351	73,984		686,335
Other Long-Term Liabilities	190	188,014		188,204
Investment by and Advances from Parent		1,070,879	$(1,070,879)
Shareholders’ Equity	1,593,189			1,593,189

Total Liabilities and Shareholders’ Equity	$2,218,542	$2,574,576	$(1,070,879)	$3,722,239

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED APRIL 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,070	$1,037,683		$1,039,753
Costs and expenses
Cost of sales	1,535	636,005		637,540
Selling, general and administrative expenses	1,935	273,199		275,134
Other operating expenses	55	106,496		106,551
Store pre-opening costs		286		286
Impairments and dispositions		(200,986)		(200,986)

Operating income (loss)	(1,455)	222,683	—	221,228

Other income (expense)
Equity in earnings of subsidiaries	131,228		$(131,228)
Interest expense	(10,145)	(3,970)		(14,115)
Other income, net	8,819			8,819

Income before income taxes	128,447	218,713	(131,228)	215,932

Provision for income taxes	50,549	87,485		138,034

Net income	$77,898	$131,228	$(131,228)	$77,898

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$77,898	$131,228	$(131,228)	$77,898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(131,228)		131,228
Excess tax benefit from stock-based compensation	(2,310)			(2,310)
Depreciation and amortization		35,765		35,765
Equity compensation	5,534			5,534
Deferred income taxes		112,301		112,301
Impairments and dispositions		(200,986)		(200,986)
Changes in operating assets and liabilities, net	(541,135)	557,887		16,752

Net Cash Provided By (Used In) Operating Activities	(591,241)	636,195	—	44,954

INVESTING ACTIVITIES
Purchases of property and equipment		(26,336)		(26,336)
Proceeds from the sale of property and equipment		133		133
Proceeds from the sale of NDSG	1,040,960			1,040,960
Cash paid related to sale of NDSG		(3,110)		(3,110)

Net Cash Provided by Investing Activities	1,040,960	(29,313)	—	1,011,647

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	621,670	(621,670)
Payments on long-term debt and capital lease obligations		(2,028)		(2,028)
Payment of dividend	(680)			(680)
Excess tax benefit from stock-based compensation	2,310			2,310
Proceeds from issuance of common stock	15,613			15,613

Net Cash Providee By (Used In) Financing Activities	638,913	(623,698)	—	15,215

Increase (Decrease) In Cash and Cash Equivalents	1,088,632	(16,816)		1,071,816
Cash and Cash Equivalents at beginning of period	46,000	31,312		77,312
Plus: Cash and cash equivalents included in assets held for sale at beginning of year		3,088		3,088

Cash and Cash Equivalents at end of period	$1,134,632	$17,584	—	$1,152,216

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT APRIL 30, 2005

(Dollar Amounts In Thousands)

	RESTATED
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$250,106	$37,648		$287,754
Merchandise inventories	4,011	1,376,003		1,380,014
Other current assets		154,378		154,378
Deferred income taxes, net		168,286		168,286
Current assets - held for sale		174,489		174,489

Total Current Assets	254,117	1,910,804	—	2,164,921

Property and Equipment, net	4,526	1,754,812		1,759,338
Property and Equipment, net - held for sale		266,310		266,310
Goodwill and Intangibles, net		323,561		323,561
Deferred Income Taxes, net		175,936		175,936
Other Assets	42,740	42,984		85,724
Investment in and Advances to Subsidiaries	3,044,064		$(3,044,064)

Total Assets	$3,345,447	$4,474,407	$(3,044,064)	$4,775,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,003	$412,747		$413,750
Accrued expenses and other current liabilities	24,508	499,524		524,032
Current portion of long-term debt		7,383		7,383
Current liabilities - held for sale		48,155		48,155

Total Current Liabilities	25,511	967,809	—	993,320

Long-Term Debt	1,219,992	123,478		1,343,470
Long-Term Debt - held for sale		1,049		1,049
Other Long-Term Liabilities	600	334,432		335,032
Other Long-Term Liabilities - held for sale		3,575		3,575
Investment by and Advances from Parent		3,044,064	$(3,044,064)
Shareholders’ Equity	2,099,344			2,099,344

Total Liabilities and Shareholders’ Equity	$3,345,447	$4,474,407	$(3,044,064)	$4,775,790

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED APRIL 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,971	$1,544,088		$1,550,059
Costs and expenses
Cost of sales	3,587	943,075		946,662
Selling, general and administrative expenses	3,100	399,057		402,157
Other operating expenses	470	151,724		152,194
Store pre-opening costs		260		260
Impairments and dispositions		(3,249)		(3,249)

Operating income (loss)	(1,186)	53,221	—	52,035

Other income (expense)
Equity in earnings of subsidiaries	30,838		$(30,838)
Interest expense	(21,681)	(6,529)		(28,210)
Other income, net		2,258		2,258

Income before income taxes	7,971	48,950	(30,838)	26,083

Provision (benefit) for income taxes	(8,200)	18,112		9,912

Net income	$16,171	$30,838	$(30,838)	$16,171

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$16,171	$30,838	$(30,838)	$16,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(30,838)		30,838	0
Depreciation and amortization	266	57,372		57,638
Equity compensation	4,565			4,565
Deferred income taxes		5,637		5,637
Impairments and dispositions		(3,249)		(3,249)
Changes in operating assets and liabilities, net	1,701	(33,193)		(31,492)

Net Cash Provided By (Used In) Operating Activities	(8,135)	57,405	—	49,270

INVESTING ACTIVITIES
Purchases of property and equipment		(41,463)		(41,463)
Proceeds from the sale of assets		13,213		13,213

Net Cash Used In Investing Activities	—	(28,250)	—	(28,250)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	33,493	(33,493)
Payments on long-term debt and capital lease obligations		(1,777)		(1,777)
Cash dividends paid	(137)			(137)
Proceeds from issuance of common stock	12,884			12,884

Net Cash Provided By (Used In) Financing Activities	46,240	(35,270)	—	10,970

Increase (Decrease) In Cash and Cash Equivalents	38,105	(6,115)		31,990
Cash and Cash Equivalents at beginning of period	212,001	45,103		257,104
Less: Cash and cash equivalents included in assets held for sale at end of year		(1,340)		(1,340)

Cash and Cash Equivalents at end of period	$250,106	$37,648	—	$287,754

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$46,000	$31,312		$77,312
Merchandise inventories	4,225	802,986		807,211
Other current assets		165,085		165,085
Deferred income taxes, net		119,558		119,558
Current assets - held for sale		475,485		475,485

Total Current Assets	50,225	1,594,426	—	1,644,651

Property and Equipment, net	4,098	1,336,770		1,340,868
Property and Equipment, net - held for sale		436,412		436,412
Goodwill and Intangibles, net		181,644		181,644
Goodwill and Intangibles, net - held for sale		1,789		1,789
Deferred Income Taxes, net		191,480		191,480
Other Assets	13,737	28,812		42,549
Other Assets - held for sale		11,332		11,332
Investment in and Advances to Subsidiaries	2,558,067		$(2,558,067)

Total Assets	$2,626,127	$3,782,665	$(2,558,067)	$3,850,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,056	$189,008		$190,064
Accrued expenses and other current liabilities	12,793	437,322		450,115
Current portion of long-term debt		7,803		7,803
Current liabilities - held for sale		197,068		197,068

Total Current Liabilities	13,849	831,201	—	845,050

Long-Term Debt	612,295	75,785		688,080
Long-Term Debt – held for sale		34,656		34,656
Other Long-Term Liabilities	600	202,983		203,583
Other Long-Term Liabilities - held for sale		79,973		79,973
Investment by and Advances from Parent		2,558,067	$(2,558,067)
Shareholders’ Equity	1,999,383			1,999,383

Total Liabilities and Shareholders’ Equity	$2,626,127	$3,782,665	$(2,558,067)	$3,850,725

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

MANAGEMENT’S OVERVIEW

GENERAL

Saks Incorporated (and its subsidiaries, together the “Company”) is a retailer currently operating two principal business segments in 33 states: Saks Fifth Avenue Enterprises (“SFAE”), which consists of Saks Fifth Avenue and Off 5th; and Saks Department Store Group (“SDSG”), which consists of Parisian and Club Libby Lu. In prior years, SDSG consisted of Proffitt’s and McRae’s (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), Parisian and Club Libby Lu.

The Company’s merchandise offerings primarily consist of apparel, shoes, cosmetics and accessories, and to a lesser extent, gifts and home items. The Company offers national branded merchandise complemented by differentiated product through exclusive merchandise from core vendors, assortments from unique and emerging suppliers, and proprietary brands. At April 29, 2006, Saks operated 55 Saks Fifth Avenue stores with 6.0 million square feet, 50 Off 5th units with 1.4 million square feet, 38 Parisian stores with 4.6 million square feet, and 60 Club Libby Lu specialty stores with 0.1 million square feet.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in the Company’s 2005 Annual Report on Form 10-K, the Company discovered that there was an error in the restatement of the consolidated financial statements contained in the 2004 Annual Report on Form 10-K. The error resulted from clerical mistakes in the computation, preparation and review of the tax effect of the restatement adjustments to financial statements prior to February 2, 2002. The correction of the error was reported as a restatement of consolidated shareholders’ equity at February 2, 2002.

The error affected the Company’s consolidated balance sheets and statements of shareholders’ equity and had no effect on the Company’s consolidated statements of income, EPS or cash flows for any year currently presented.

The Company has made adjustments to its previously issued consolidated financial statements to correct for this error. The effect of the restatement relating to this error on the Company’s Condensed Consolidated Balance Sheet accounts is as follows:

April 30, 2005 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$164,887	$3,399	$168,286	2.1%
Non-current deferred income taxes, net	$174,400	$1,536	$175,936	0.9%
Accrued expenses	$510,362	$26,934	$537,296	5.3%
Total shareholders’ equity	$2,121,343	$(21,999)	$2,099,344	-1.0%

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

On March 6, 2006, the Company sold to Bon-Ton all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG, either directly or indirectly. The consideration received consisted of approximately $1.12 billion in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35 million of unfunded benefit liabilities and approximately $35 million of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75 million resulting in net cash proceeds to the Company of approximately $1.04 billion. The disposition included NDSG’s operations consisting of, among other things, the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40

Herberger’s stores, and 47 Younkers stores); the administrative/headquarters facilities in Milwaukee, Wisconsin; and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. NDSG generated fiscal 2005 revenues of approximately $2.2 billion.

On January 9, 2006, the Company announced that it is exploring strategic alternatives for the Parisian specialty department store business, which could include its sale.

FINANCIAL PERFORMANCE SUMMARY

Earnings for the three-month period ended April 29, 2006 improved to $77.9 million or $0.57 per share from $16.2 million or $0.11 per share for the three-month period ended April 30, 2005. The current year period included a net after-tax gain of $66.7 million or $0.49 per share, primarily related to the gain on the NDSG transaction of $69.2 million, partially offset by asset impairments and dispositions of $2.5 million. The comparable prior year period included a net gain of $1.4 million or $0.01 per share, primarily related to the disposition of assets associated with certain SFAE store closings.

SFAE experienced a 2.2% comparable store sales decrease during the three-month period ended April 29, 2006; however, its operating income only declined slightly to $39.7 million from $40.8 million. Excluding the reduction in operating income contribution associated with the closed New Orleans store (estimated at approximately $3.8 million on a pre-tax basis), SFAE’s operating performance would have increased modestly.

SDSG experienced a 1.5% comparable store sales decrease during the three-month period ended April 29, 2006 and generated an operating loss of $1.8 million compared to operating income of $20.1 million last year. Operating income on a year-over-year basis was negatively affected by approximately $40 million from the sale of Proffitt’s and NDSG and positively impacted by approximately $7 million related to prior year litigation and supply chain initiatives expenses.

Items not allocated to the business segments changed significantly during the year-over-year three-month period. During the three months ended April 29, 2006, the Company incurred net gains of $201.0 million primarily associated with the sale of NDSG, partially offset by other impairments and dispositions, primarily in the normal course of business. During the three-month period ending April 30, 2005, the Company incurred net gains of $2.3 million primarily related to gains associated with the sale of stores, partially offset by severance and other costs associated with the closings of stores.

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

	Three Months Ended
	April 29, 2006	April 30, 2005
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	61.3%	61.1%
Selling, general & administrative expenses	26.5%	25.9%
Other operating expenses	10.2%	9.8%
Store pre-opening costs	0.0%	0.0%
Impairments and dispositions	-19.3%	-0.2%

Operating income	21.3%	3.4%
Other income (expense):
Interest expense	-1.4%	-1.8%
Other income, net	0.8%	0.1%

Income before income taxes	20.8%	1.7%

Provision for income taxes	13.3%	0.6%

Net income	7.5%	1.0%

THREE MONTHS ENDED APRIL 29, 2006 COMPARED TO THREE MONTHS ENDED APRIL 30, 2005

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended April 30, 2005 to the three-month period ended April 29, 2006:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the three months ended April 30, 2005	$20.1	$40.8	$(8.9)	$52.0

Store sales and margin	(3.8)	(6.4)	—	(10.2)
Operating expenses	21.9	5.3	(6.7)	20.5
Effect of NDSG and Proffitt’s sale	(40.0)		—	(40.0)
Impairments and dispositions	—	—	197.7	197.7
Severence and other costs	—	—	1.2	1.2

Increase (Decrease)	(21.9)	(1.1)	192.2	169.2

For the three months ended April 29, 2006	$(1.8)	$39.7	$183.3	$221.2

Consolidated

For the three months ended April 29, 2006, total revenues declined 32.9% year-over-year, primarily reflecting the sale of Proffitt’s and NDSG, and consolidated comparable store sales declined 1.9%. The gain from the sale of NDSG along with decreased operating expenses, offset by the year over year decrease in operating contribution due to the sale of Proffitt’s and NDSG resulted in an increase in operating income of $169.2 million to $221.2 million.

SFAE

At SFAE, comparable store sales decreased 2.2%, however, the gross margin rate improved as a result of lower levels of clearance merchandise. SFAE operating income declined by $1.1 million, but would have increased modestly excluding the year-over-year decrease in operating income contribution associated with the New Orleans store ($3.8 million) and the year-over-year decline in investigation related expenses ($1.9 million).

SDSG

SDSG’s first quarter consolidated performance reflected a comparable store sales decline of 1.5% and a total sales decline of 56.5%, primarily related to the sale of Proffitt’s and NDSG. Similarly, operating income declined by $21.9 million to an operating loss of $1.8 million. Operating income on a year-over-year basis was negatively affected by approximately $40 million from the sale of Proffitt’s and NDSG and positively affected by approximately $7 million related to prior year litigation and supply chain initiatives expenses.

Expenses and charges not allocated to the segments decreased by $192.2 million primarily due to the gain on the sale of NDSG of $205.4 million, slightly offset by retention and severance costs of $6.7 million.

NET SALES

The following table shows relevant net sales information by segment for the three-month periods ended April 29, 2006 and April 30, 2005:

	Three Months Ended		Total (Decrease) Increase	Total % (Decrease) Increase	Comp % (Decrease) Increase
(In Millions)	April 29, 2006	April 30, 2005
SDSG	$367.5	$844.3	$(476.8)	-56.5%	-1.5%
SFAE	672.3	705.8	(33.5)	-4.7%	-2.2%

Consolidated	$1,039.8	$1,550.1	$(510.3)	-32.9%	-1.9%

For the three months ended April 29, 2006, total sales decreased 32.9%, and consolidated comparable store sales decreased 1.9%. Comparable sales decreased 2.2% at SFAE while total sales were negatively affected by approximately $15 million for three months ended April 29, 2006 due to the New Orleans store closing as a result of Hurricane Katrina. SDSG experienced a 1.5% decrease in comparable store sales and a 56.5% total sales decrease, primarily related to the sale of Proffitt’s and NDSG.

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

GROSS MARGIN

For the three months ended April 29, 2006, gross margin was $402.2 million, or 38.7% of net sales, compared to $603.4 million, or 38.9% of net sales, for the three months ended April 30, 2005. The decline in gross margin dollars was principally attributable to the lost contribution from the sale of Proffitt’s and NDSG. The current year first quarter included NDSG results only for the first five weeks ended March 4, 2006, which typically is the lowest gross margin rate period for the quarter, and consequently, the SDSG gross margin rate declined for the quarter. Meanwhile, SFAE experienced a modest improvement in its gross margin rate, resulting largely from lower levels of clearance merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended April 29, 2006, SG&A was $275.1 million, or 26.5% of net sales, compared to $402.2 million, or 25.9% of net sales, for the three months ended April 30, 2005. The net decrease of $127.1 million in expenses was largely due to the year over year decrease in expenses associated with the sale of Proffitt’s and NDSG of approximately $110.0 million. As a percent of sales, SG&A increased by 60 basis points over the prior year. Excluding the effect of expenses related to the aforementioned investigations and retention/severance as well as expenses in the prior year related to litigation and supply chain initiatives, the SG&A rate as a percent of sales would have been approximately 40 basis points higher than the prior year.

OTHER OPERATING EXPENSES

For the three months ended April 29, 2006, other operating expenses, including store pre-opening costs, were $106.8 million, or 10.2% of net sales, compared to $152.5 million, or 9.8% of net sales, for the three months ended April 30, 2005. The decrease of $45.7 million was largely driven by a reduction in depreciation, rent and property and payroll taxes related to the Proffitt’s and NDSG businesses.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended April 29, 2006 and April 30, 2005, the Company realized gains from impairments and dispositions of $201.0 million and $3.2 million, respectively. The current quarter net gain primarily related to the gain on the sale of NDSG, while prior quarter net gains primarily related to the sale of closed stores.

INTEREST EXPENSE

For the three months ended April 29, 2006, interest expense was $14.1 million, or 1.4% of net sales, compared to $28.2 million, or 1.8% of net sales, for the three months ended April 30, 2005. The improvement of $14.1 million was primarily due to the reduction in debt resulting from the repurchase of $585.7 million and $21.4 million of senior notes in July 2005 and August 2005, respectively.

INCOME TAXES

The effective income tax rates for the three-month periods ending April 29, 2006 and April 30, 2005 were 63.9% and 38.0%, respectively. The increase in the effective rate is primarily the result of the write-off of nondeductible goodwill associated with the NDSG sale and an adjustment to tax reserves resulting from the conclusion of state tax examinations.

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

Cash provided by operating activities was $45.0 million for the three months ended April 29, 2006 and $49.3 million for the three months ended April 30, 2005. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at April 29, 2006 decreased from April 30, 2005 largely due to a reduction in merchandise inventory related to the sale of Proffitt’s and NDSG.

Cash provided by (used in) investing activities was $1,011.6 million for the three months ended April 29, 2006 and ($28.3) million for the three months ended April 30, 2005. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $1,039.9 million increase is primarily due to the $1,041.0 million of proceeds received from the sale of NDSG.

Property and equipment amounts at April 29, 2006 decreased from April 30, 2005 amounts primarily due to the disposal of assets related to the sale of Proffitt’s and NDSG, depreciation on existing assets during the last twelve months and to store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at April 29, 2006 also decreased from April 30, 2005 due to the sale of Proffitt’s and NDSG, the SDSG goodwill impairment charges taken in the fourth quarter of 2005 and amortization expense during the last twelve months.

Cash provided by financing activities was $15.2 million for the three months ended April 29, 2006 and $11.0 million for the three months ended April 30, 2005.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its revolving credit facility. At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced from $800 million to $500 million in March 2006. At April 29, 2006 and April 30, 2005, the Company maintained cash and cash equivalent balances of $1,152.2 million and $289.1 million (including $1.3 million of Proffitt’s division store cash held for sale), respectively. At April 29, 2006, the Company had no borrowings under its $500 million revolving credit facility, and had $109.1 million in unfunded letters of credit representing utilization of availability under the facility, leaving unutilized availability under the facility of $390.9 million. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

On March 6, 2006, the Company’s Board of Directors declared a special one-time cash dividend to shareholders of $4.00 per common share. On May 1, 2006, the Company paid approximately $539 million to shareholders of record as of April 14, 2006. The remaining dividend payable of less than $8 million will be paid prospectively as restricted shares vest.

The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay any of the Company’s senior notes at maturity.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization in light of economic trends; business trends; levels of interest rates; and terms, conditions and availability of capital in the capital markets. At April 29, 2006, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. At April 29, 2006, total debt was $693.9 million, representing a decrease of $658.3 million from the balance of $1,352.2 million at April 30, 2005. This decrease in debt was primarily the result of the repurchase of approximately $585.7 million in principal amount of senior notes related to the completion of the tender offers and consent solicitations discussed below. Additionally, the Company repurchased $21.4 million of additional senior notes at par through unsolicited open market repurchases during August 2005. This decrease in debt decreased the debt to total capitalization percentage to 30.3% from 39.2% in the prior year.

At April 29, 2006, the Company maintained a $500 million senior revolving credit facility maturing in 2009, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument.

At April 29, 2006, the Company had $382.9 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

The Company had $230 million of convertible senior notes, at April 29, 2006, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 67.0142 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

At April 29, 2006 the Company had $81.6 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $6 million and $8 million per year.

The Company is obligated to fund a cash balance pension plan for SFAE. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal funding requirements in 2006 and 2007. As part of the sale of NDSG to Bon-Ton, the NDSG pension assets and liabilities were acquired by Bon-Ton.

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

There were no material changes outside of the ordinary course of business in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended April 29, 2006. For additional information regarding the Company’s contractual obligations as of January 28, 2006, see the Management’s Discussion and Analysis section of the 2005 Form 10-K.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended January 28, 2006 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

During 2004, the EITF reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Furthermore, the FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s dilutive calculation by 15,413 shares. A final Statement is expected to be issued in the second quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and was adopted by the Company in the first quarter of fiscal 2006. The Company has determined that SFAS No. 151 did not have a material effect on the Company’s financial position or its results of operations.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, “Accounting for Stock-Based compensation”, and requires companies to expense the value of employee stock options and similar awards. Effective January 29, 2006, the beginning of the first quarter 2006, the Company adopted SFAS No.123R. The adoption of this standard had an immaterial effect of less than $400 thousand on the Company’s first quarter of 2006 condensed consolidated financial statements.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the department and specialty store industries as well as other retail channels; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; the outcome of the formal investigation by the SEC and the inquiry the Company understands has been commenced by the Office of the United States Attorney for the Southern District of New York into matters that were the subject of the investigations conducted during 2004 and 2005 by the Audit Committee of the Company’s Board of Directors and any related matters that may be under investigation or the subject of inquiry; the ultimate amount of reimbursement to vendors of improperly collected markdown allowances; the ultimate impact of improper timing of recording of inventory markdowns; the ultimate impact of incorrect timing of recording of vendor markdown allowances; the outcome of the shareholder litigation that has been filed relating to the matters that were the subject of the Audit Committee’s initial investigation; the effects of the delay in the filing with the SEC of the Company’s Form 10-K for the fiscal year ended January 29, 2005 and its Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2005 and July 30, 2005; and the success of the Company’s exploration of strategic alternatives for its Parisian business. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended January 28, 2006 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at April 29, 2006, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 29, 2006. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely discussions regarding required disclosures.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

There have been no material developments in the legal proceedings described under the caption “Item 3—Legal Proceedings” in the 2005 Form 10-K.

In addition to the proceedings described under the caption “Item 3 – Legal Proceedings” in the 2005 Form 10-K, the Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have an ongoing material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 1A. RISK FACTORS

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of the Company’s 2005 Form 10-K for the year ended January 28, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 29, 2006, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

On December 8, 2005, the Company announced that in anticipation of the closing of the NDSG transaction, its Board of Directors had approved a 35.0 million share increase in its common share repurchase authorization, bringing the total number of authorized shares to 70.0 million. At April 29, 2006, 37.8 million shares remained available for repurchase under these programs. The following are details of repurchases under this program for the first quarter of fiscal 2006:

Period

(in thousands except average price paid per share)

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Authorizations	Maximum Number of Shares that May Yet Be Repurchased Under the Announced Authorizations (a)
Repurchases from January 29, 2006 through February 25, 2006	18	$19.14	—	37,830
Repurchases from February 26, 2006 through April 1, 2006	34	$18.63	—	37,830
Repurchases from April 2, 2006 through April 29, 2006	—	$—	—	37,830

Total	52	$18.81	—

(a)	As of January 28, 2006, the Company’s Board of Directors has authorized 70,025 total shares, of which 35,000 were authorized in 2005. The Company has utilized 32,195 of these shares to date.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Accounting Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

June 5, 2006
Date

/s/ Kevin G. Wills
Kevin G. Wills
Executive Vice President of Finance and
Chief Accounting Officer