Form 10-Q
period 2006-07-29
SAKS INC
filed 2006-09-06
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 29, 2006 or

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

As of August 31, 2006, the number of shares of the Registrant’s Common Stock outstanding was 136,988,131.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

			Restated
	July 29, 2006	January 28, 2006	July 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$500,914	$77,312	$249,964
Merchandise inventories	641,784	807,211	1,283,715
Other current assets	179,184	165,085	162,849
Deferred income taxes, net	33,317	119,558	88,345
Current assets - held for sale	177,343	475,485	—

Total current assets	1,532,542	1,644,651	1,784,873

Property and Equipment, net	1,109,412	1,340,868	1,780,744
Property and Equipment, net - held for sale	226,320	436,412	—
Goodwill and Intangibles, net	338	181,644	235,362
Goodwill and Intangibles, net - held for sale	4,030	1,789	—
Deferred Income Taxes, net	157,648	191,480	235,208
Other Assets	35,644	42,549	58,692
Other Assets - held for sale	1,032	11,332	—

TOTAL ASSETS	$3,066,966	$3,850,725	$4,094,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$190,782	$190,064	$393,823
Accrued expenses and other current liabilities	368,462	450,115	501,753
Current portion of long-term debt	7,106	7,803	7,525
Current liabilities - held for sale	78,292	197,068	—

Total current liabilities	644,642	845,050	903,101

Long-Term Debt	683,180	688,080	755,167
Long-Term Debt - held for sale	1,638	34,656	—
Other Long-Term Liabilities	144,570	203,583	322,525
Other Long-Term Liabilities - held for sale	26,729	79,973	—

Total liabilities	1,500,759	1,851,342	1,980,793
Commitments and Contingencies	—	—	—
Shareholders’ Equity	1,566,207	1,999,383	2,114,086

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,066,966	$3,850,725	$4,094,879

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
NET SALES	$760,656	$1,214,530	$1,800,409	$2,602,054
Cost of sales (excluding depreciation and amortization)	506,051	788,683	1,143,591	1,630,383

Gross margin	254,605	425,847	656,818	971,671
Selling, general and administrative expenses	235,488	356,987	510,622	718,954
Other operating expenses	92,311	135,144	198,862	274,219
Store pre-opening costs	218	598	504	858
Impairments and dispositions	1,532	225	(199,454)	(3,024)

OPERATING INCOME (LOSS)	(74,944)	(67,107)	146,284	(19,336)
Interest expense	(11,666)	(26,314)	(25,781)	(54,524)
Gain (loss) on extinguishment of debt	7	(28,991)	7	(28,991)
Other income, net	6,932	2,967	15,751	5,225

INCOME (LOSS) BEFORE INCOME TAXES	(79,671)	(119,445)	136,261	(97,626)
Provision (benefit) for income taxes	(27,816)	(49,813)	110,218	(41,751)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(51,855)	(69,632)	26,043	(55,875)

DISCONTINUED OPERATIONS:
Income from operations of Proffitt’s/McRae’s
(including gain on disposal of $156,916)	—	160,196	—	164,460
Provision for income taxes	—	82,370	—	84,220

GAIN FROM DISCONTINUED OPERATIONS	—	77,826	—	80,240

NET INCOME (LOSS)	$(51,855)	$8,194	$26,043	$24,365

Per-Share amounts - Income (Loss) from Continuing Operations:
Earnings (loss) per common share	$(0.38)	$(0.50)	$0.19	$(0.40)
Diluted earnings (loss) per common share	$(0.38)	$(0.50)	$0.19	$(0.40)

Per-Share Amounts - Net Income (Loss):
Earnings (loss) per common share	$(0.38)	$0.06	$0.19	$0.18
Diluted earnings (loss) per common share	$(0.38)	$0.06	$0.19	$0.17

Weighted average common shares:
Basic	135,222	139,120	134,741	138,723
Diluted	135,222	145,005	136,593	144,372

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	July 29, 2006	July 30, 2005
Operating Activities:
Income (loss) from continuing operations	$26,043	$(55,875)
Income from operations of Proffitt’s/McRaes (Including gain on disposal of $156,916)	—	80,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,689	104,191
Impairments and dispositions	(200,202)	(3,024)
Equity compensation	29,603	11,113
Deferred income taxes	95,276	26,305
Excess tax benefit from stock-based compensation	(2,568)	—
Gain (loss) on extinguishment of debt	(7)	28,991
Change in operating assets and liabilities, net	(45,017)	(11,449)

Net Cash Provided By (Used In) Operating Activities - Continuing Operations	(24,183)	180,492
Net Cash Used In Operating Activities - Discontinued Operations	—	(143,963)

Net Cash Provided By (Used In) Operating Activities	(24,183)	36,529

Investing Activities:
Purchases of property and equipment	(67,025)	(92,679)
Proceeds from the sale of property and equipment	171	13,224
Proceeds from the sale of NDSG	1,040,664	—
Store cash transferred related to sale of NDSG	(3,110)	—

Net Cash Provided By (Used In) Investing Activities - Continuing Operations	970,700	(79,455)
Net Cash Provided By Investing Activities - Discontinued Operations		612,695

Net Cash Provided By Investing Activities	970,700	533,240

Financing Activities:
Payments on long-term debt and capital lease obligations	(3,743)	(589,234)
Cash dividends paid	(542,185)	(448)
Excess tax benefit from stock-based compensation	2,568	—
Proceeds from issuance of common stock	18,398	12,884

Net Cash Used In Financing Activities - Continuing Operations	(524,962)	(576,798)
Net Cash Used In Financing Activities - Discontinued Operations		(111)

Net Cash Used In Financing Activities	(524,962)	(576,909)
Increase (Decrease) In Cash and Cash Equivalents	421,555	(7,140)
Cash and cash equivalents at beginning of period	77,312	257,104
Plus: Cash and cash equivalents included in assets held for sale at beginning of year	3,088	—
Less: Cash and cash equivalents included in assets held for sale at end of year	(1,041)	—

Cash and cash equivalents at end of period	$500,914	$249,964

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended July 29, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

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

ORGANIZATION

The Company is a retailer currently operating, through its subsidiaries, luxury and traditional department stores. At July 29, 2006, the Company operated Saks Fifth Avenue Enterprises (“SFAE”), which consisted of Saks Fifth Avenue stores and Saks Off 5th stores. The Company also operated the Saks Department Store Group (“SDSG”), which consisted of Parisian and Club Libby Lu specialty stores.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $6,297 and $8,570 for the three months ended July 29, 2006 and July 30, 2005, respectively. Leased department sales were $43,826 and $57,512 for the three months ended July 29, 2006 and July 30, 2005, respectively, and were excluded from net sales. Commissions from leased departments were $14,674 and $17,757 for the six months ended July 29, 2006 and July 30, 2005, respectively. Leased department sales were $102,989 and $121,771 for the six months ended July 29, 2006 and July 30, 2005, respectively, and were excluded from net sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents included $483,057 at July 29, 2006, invested principally in money market funds and time deposits, and $222,315 at July 30, 2005, invested principally in money market funds. Income earned on cash equivalents was $6,825 and $2,883 for the three-month periods ended July 29, 2006 and July 30, 2005, respectively, and was reflected in Other Income. For the six-month periods ended July 29, 2006 and July 30, 2005 income earned on these cash equivalents was $15,470 and $4,771, respectively, which was reflected in Other Income. For the six months ended July 29, 2006, the Company made dividend cash payments totaling $542,185, primarily relating to the $4.00 dividend of which $538,964 was paid on May 1, 2006.

Income Taxes – The effective income tax rate for the three and six-month periods ended July 29, 2006 decreased to 35% and increased to 80.9%, respectively, from 79.9% and 63.5% for the three and six-month periods ended July 30, 2005, respectively. The decrease in the three-month effective rate is primarily the result of the write-off of non-deductible goodwill associated with the sale of Proffitt’s and McRae’s (hereafter described as “Proffitt’s”) in the three-month period ending July 30, 2005. The increase in the effective rate for the six-month period ended July 29, 2006 was primarily the result of the write-off of $176,993 of goodwill related to the sale of the Northern Department Store Group (“NDSG”) as discussed in Note 4, of which a substantial portion is non-deductible for tax purposes. The increase was partially offset by a benefit recognized to reduce certain tax reserves resulting from the conclusion of certain state tax examinations.

Components of the Company’s income tax expense for the three and six-month periods ended July 29, 2006 were as follows:

	Three Months Ended	Six Months Ended
	July 29, 2006	July 29, 2006
Expected federal income taxes at 35%	$(27,866)	$47,691
State income taxes, net of federal benefit	(2,146)	12,062
Non-deductible goodwill	—	51,192
Effect of settling tax exams and other tax reserve adjustments	—	(2,450)
Other items, net	2,196	1,723

Provision (benefit) for income taxes	$(27,816)	$110,218

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

The Company has made adjustments to its previously issued consolidated financial statements to correct for this error. The effect of the restatement relating to this error on the Company’s Condensed Consolidated Balance Sheet accounts is as follows:

July 30, 2005 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$84,946	$3,399	$88,345	4.0%
Non-current deferred income taxes, net	$233,672	$1,536	$235,208	0.7%
Accrued expenses	$474,819	$26,934	$501,753	5.7%
Total shareholders’ equity	$2,136,085	$(21,999)	$2,114,086	-1.0%

NOTE 3 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and six months ended July 29, 2006 and July 30, 2005 are as follows (income and shares in thousands):

	For the Three Months Ended July 29, 2006			For the Three Months Ended July 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS	$(51,855)	135,222	$(0.38)	$8,194	139,120	$0.06
Effect of dilutive stock options		—	—		5,885	—

Diluted EPS	$(51,855)	135,222	$(0.38)	$8,194	145,005	$0.06

	For the Six Months Ended July 29, 2006			For the Six Months Ended July 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS	$26,043	134,741	$0.19	$24,365	138,723	$0.18
Effect of dilutive stock options		1,852	—		5,649	(0.01)

Diluted EPS	$26,043	136,593	$0.19	$24,365	144,372	$0.17

Additionally, the Company had 3,305 and 4,469 share awards of potentially dilutive common stock outstanding at July 29, 2006 and July 30, 2005, respectively, that were not included in the computation of diluted EPS because the Company had a loss for the period or the exercise prices of the options were greater than the average market price of the common shares for the period. There were also 15,413 and 12,307 of potentially exercisable shares under convertible notes at July 29, 2006 and July 30, 2005, respectively, that were not included in the computation of diluted EPS due to the assumption of net share settlement as discussed below.

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

NOTE 4 – SALE OF BUSINESSES

On July 5, 2005, Belk, Inc. (“Belk”) acquired from the Company for approximately $623,000 in cash substantially all of the assets directly involved in Proffitt’s business operations, plus the assumption of approximately $1,000 in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $700,000.

Upon the closing of the transaction, Belk entered into a Transition Services Agreement (“Belk TSA”) whereby the Company continued to provide certain back office services related to the Proffitt’s operations. Beginning with the second quarter of 2006, the back office services were substantially complete, and therefore, the Belk TSA no longer qualified as continuing involvement in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The sold business is presented as discontinued operations as of July 30, 2005 within the accompanying Condensed Consolidated financial statements.

The following table provides details of the disposed operations of Proffitt’s, had it operated on a stand-alone basis, that are included in the accompanying Condensed Consolidated Statement of Income for the three and six-month periods ended July 30, 2005.

	Three Months Ended	Six Months Ended
	July 29, 2005	July 29, 2005
Net sales	$100,702	$263,257
Net income	$(1,008)	$1,898
Diluted earnings per share	$(0.01)	$0.01

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

The following table provides details of the disposed operations of NDSG, had it operated on a stand-alone basis, that are included within the accompanying Condensed Consolidated Balance Sheets at January 28, 2006 and July 30, 2005 and the Condensed Consolidated Statement of Income for the three-month period ended July 29, 2006 and July 30, 2005.

		January 28, 2006	July 30, 2005
Merchandise inventory		$453,858	$444,571
Property and equipment		$436,412	$439,165
Goodwill and intangibles		$173,789	$172,000
Other current assets		$32,767	$56,465
Accounts payable and other current liablities		$256,499	$220,529
Other long-term liabilities		$114,618	$122,405

	Three Months Ended	Six Months Ended
	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$456,684	$181,725	$948,958
Net income	$1,033	$(1,857)	$10,608
Diluted earnings per share	$0.01	$(0.01)	$0.07

After considering the basis of the business sold, transaction fees and other costs, the Company realized a net gain of $205,147 on the sale. Asset impairments, gains, transaction fees and other costs are included in Impairments and Dispositions. The components of these 2006 charges/gains are as follows:

	2006 Charges/ (Gains)	Cash Proceeds/ (Payments)	Basis of Assets Sold
Asset Impairments (Gains)	$(226,695)	$1,040,960	$(814,265)
Transaction Fees and Other Costs	21,548	(20,469)	(1,079)

	$(205,147)	$1,020,491	$(815,344)

The Company announced on August 2, 2006 that it had reached an agreement to sell its Parisian specialty department store business (“Parisian”) (which generated fiscal 2005 revenues of approximately $723,000) to Belk for a purchase price of $285,000 in cash subject to a net working capital adjustment. The sale will include Parisian’s operations consisting of real and personal property, operating leases, and inventory associated with 38 Parisian stores, a 125,000 square foot administrative/headquarters facility in Birmingham, Alabama, and an 180,000 square foot distribution center located in Steele, Alabama. The transaction is subject to customary closing conditions, including the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected to be completed in the third fiscal quarter of 2006. The assets and liabilities associated with Parisian were classified as held for sale at July 29, 2006 in the accompanying Condensed Consolidated Balance Sheet.

NOTE 5 - DEBT AND SHARE ACTIVITY

During June 2006, the Company repurchased a total of approximately $193 in principal amount of senior notes. The repurchase of these notes resulted in a gain on extinguishment of debt of $7.

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

During the first six months ended July 29, 2006 the Company did not purchase any shares of Saks’ common stock. At July 29, 2006, there were 37,830 shares remaining available for repurchase under the Company’s existing share repurchase program. Subsequent to the end of the quarter, on August 30, 2006, the Company repurchased 450 shares of Saks’ common stock at a cost of approximately $6,500, which left 37,380 shares available for repurchase under authorized programs.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors defined benefit cash balance pension plans for many employees of Carson’s and SFAE. In conjunction with the sale of NDSG, the Company sold to Bon-Ton the assets of and Bon-Ton assumed the liabilities of the Carson cash balance pension plan. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense for the three and six months ended July 29, 2006 and July 30, 2005 were as follows:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Service cost	$1,200	$1,913	$2,706	$3,826
Interest cost	2,095	5,442	5,473	10,884
Expected return on plan assets	(2,324)	(5,761)	(5,919)	(11,522)
Net amortization of losses and prior service costs	935	2,599	2,580	5,198

Net periodic pension expense	$1,906	$4,193	$4,840	$8,386

The Company voluntarily contributed approximately $11,800 in June 2006 and expects minimal funding requirements in 2007.

NOTE 7 – SHAREHOLDERS’ EQUITY

On March 6, 2006, the Company’s Board of Directors declared a special one-time cash dividend of $4.00 per common share to shareholders of record as of April 14, 2006 and reduced shareholders’ equity for the $547,537 dividend. For the six months ended July 29, 2006, the Company made dividend cash payments totaling $542,185, primarily relating to the $4.00 dividend of which $538,964 was paid on May 1, 2006. The remaining portion of the dividend payable of less than $7,000 will be paid prospectively as restricted shares vest.

As a result of the May 1, 2006 $4.00 per share dividend, the Human Resources Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the Company’s employee stock option plans to adjust the exercise price and number of stock options to reflect the change in the share price on the May 2, 2006 ex-dividend date. In accordance with the provisions of FAS 123R, the discretionary nature of the anti-dilution provisions resulted in a modification of the options. Accordingly, the measurement of the fair value of the options before and after the ex-dividend date was required resulting in a pre-tax non-cash $19,600 charge.

The effect of this anti-dilution adjustment is presented below:

	As of the ex- dividend date		As of January 28, 2006
	Prior to Adjustment	After Adjustment
Options outstanding	7,148	8,845	8,400
Options exercisable	6,870	8,501	8,032
Weighted average exercise price:
Options outstanding	$16.58	$13.40	$15.84
Options exercisable	$16.82	$13.59	$16.08

The following table summarizes the changes in shareholders’ equity for the six months ended July 29, 2006:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 28, 2006	136,005	$13,601	$1,994,979	$63,270	$(72,467)	$1,999,383
Net income				26,043		26,043
Dividend paid ($4.00 per share)			(443,150)	(104,387)		(547,537)
Elimination of NDSG minimum pension liability					39,381	39,381
Issuance of common stock	1,475	148	18,250			18,398
Income tax benefit related to employee stock plans			4,237			4,237
Net activity under stock compensation plans	(442)	(46)	6,727			6,681
Stock-based compensation FAS123R dividend adjustment			19,621			19,621

Balance at July 29, 2006	137,038	$13,703	$1,600,664	$(15,074)	$(33,086)	$1,566,207

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, “Accounting for Stock-Based compensation”, and requires companies to expense the value of employee stock options and similar awards. Effective the beginning of the first quarter 2006, the Company adopted SFAS No.123R, and recognized stock-based compensation expense in the condensed consolidated financial statements for stock options granted on and subsequent to 2003 and the portion vesting in the first fiscal quarter 2006 for options granted prior to, but not vested as of February 1, 2003, based on the grant date fair value in accordance with the original provisions of SFAS No. 123. The adoption of this standard had an immaterial effect of less than $100 on the Company’s second quarter of 2006 condensed consolidated financial statements. Total stock-based compensation expense, net of related tax effects, for the three and six-month periods ended July 29, 2006 was approximately $17,545 and $20,478, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statements of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock based compensation.”

Had compensation cost for the Company’s stock-based compensation plan issuances prior to 2003 been determined under the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended	Six Months Ended
	July 30, 2005	July 30, 2005
Net income as reported	$8,194	$24,365
Add: Stock-based compensation expense included in net income, net of related tax effects	5,882	7,627
Deduct: Total stock-based employee compensation expense determined under the fair value method	(6,841)	(9,584)

Pro forma net income	$7,235	$22,408

Basic earnings per common share
As reported	$0.06	$0.18
Pro forma	$0.05	$0.16
Diluted earnings per common share
As reported	$0.06	$0.17
Pro forma	$0.05	$0.16

The following table summarizes stock options outstanding at July 29, 2006 and changes during the quarter then ended:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 29, 2006	8,400	$15.84
Granted	—	—
Exercised	(1,218)	11.65
Forfeited	(34)	12.97

Outstanding at April 29, 2006	7,148	$16.58
Dividend Adjustment	1,697	(3.87)
Granted	—	—
Exercised	(205)	9.93
Forfeited	(608)	19.58

Outstanding at July 29, 2006	8,032	$13.06	$22,650
Exercisable at July 29, 2006	7,876	$13.16	$21,423

The total intrinsic value of stock options exercised during the three and six months ended July 29, 2006 was $1,270 and $10,478, respectively.

The following table summarizes information regarding stock options outstanding at July 29, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at July 29, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at July 29, 2006	Weighted Average Exercise Price
$4.99 to $9.14	3,170	2.8	$7.55	3,053	$7.56
$9.15 to $13.48	711	2.9	$10.90	671	$10.93
$13.49 to $20.23	2,610	1.8	$14.91	2,611	$14.91
$20.24 to $31.44	1,541	2.0	$22.25	1,541	$22.25

	8,032	2.3	$13.06	7,876	$13.16

The following table summarizes restricted stock outstanding at July 29, 2006 and changes during the six months then ended:

	Shares	Weighted Average Grant Price
Outstanding at January 29, 2006	2,440	$14.48
Granted	661	19.72
Restrictions lapsed	(173)	9.60
Forfeited	(1,004)	15.13

Outstanding at April 29, 2006	1,924	$16.66
Granted	35	16.38
Restrictions lapsed	(269)	11.36
Forfeited	—	—

Outstanding at July 29, 2006	1,690	$17.50

As of July 29, 2006, the Company had unearned compensation amounts related to restricted stock of $9,929, included in Additional Paid-In Capital.

STOCK PURCHASE PLAN

The stock purchase plan provides for the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discounts to market value. Under the plan, as of July 29, 2006, employees have contributed $455 to purchase shares at 85% of the fair market value on the last day of the purchase period. The plan had 335 shares available for issuance as of July 29, 2006.

NOTE 9 - CONTINGENCIES

LEGAL CONTINGENCIES

Investigations

At management’s request, the Audit Committee of the Company’s Board of Directors conducted an internal investigation in 2004 and 2005. In 2004, the Company informed the SEC of the Audit Committee’s internal investigation. Thereafter, the Company was informed by the SEC that it issued a formal order of private investigation. Thereafter, the Company was informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. The Company believes that the subject of these inquiries includes one or more of the matters that were the subject of the investigations by the Audit Committee and possibly includes related matters. The results of the Audit Committee’s internal investigation have been previously disclosed by the Company. The Company has responded to subpoenas and other requests for information from the SEC, including a subpoena requesting information concerning, among other items, SFAE’s allocation to vendors of a portion of markdown costs associated with certain of SFAE’s customer loyalty and other promotional activities, as well as information concerning markdowns, earnings, and other financial data for 1999-2003. The Company is continuing to fully cooperate with the SEC and the Office of the United States Attorney.

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

On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint against the Company and several of its subsidiaries in the United States Bankruptcy Court for the Southern District of New York. In its initial complaint the plaintiff, as assignee, alleged breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to the Company’s assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4,000, which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. On August 15, 2006 the plaintiff, as assignee, filed an amended complaint in which it asserts the following claims, among others: (1) defendants applied improper chargebacks to the accounts payable of Kleinert’s, which led to the extreme financial distress and Kleinert’s eventual bankruptcy and Kleinert’s incurred liabilities and lost profits of at least $100,000, and plaintiff requests punitive damages of no less than $50,000 (conversion claim); (2) from 1998- 2003 defendants charged back an amount not less than $4,000 to Kleinert’s and these chargebacks improperly benefited the defendants, and plaintiff requests $4,000 on this claim (unjust enrichment claim); (3) defendants falsely represented that its $4,000 in chargebacks were proper and Kleinert’s reliance on defendants’ misrepresentations caused Kleinert’s to lose not less than $4,000 and caused it to file for bankruptcy resulting in liabilities and lost profits of $100,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (4) defendants wrongfully charged back at least $4,000 and these unwarranted chargebacks assisted Kleinert’s officers and directors in booking fictitious sales revenue and accounts receivable and perpetrating a fraud on Kleinert’s lenders in excess of $25,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (5) defendants used dishonest, improper and unfair means in conducting business with Kleinert’s and interfered with Kleinert’s relationship with its lenders (tortious interference with prospective economic advantage claim); (6) defendants assisted officers of Kleinert’s in breaching their fiduciary duties to Kleinert’s and to its creditors by falsifying borrowing base certificates given to the lenders, and defendants knew that their improper chargeback scheme was assisting these breaches of fiduciary duty by Kleinert’s officers, with respect to which plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting breach of fiduciary duty claim); (7) defendants knew that their improper chargeback scheme was assisting the perpetration of fraud by Kleinert’s officers, and plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting fraud claim); and (8) various fraudulent conveyance claims with respect to which plaintiff requests damages of $4,000.

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

The Company is defending itself vigorously in each of the foregoing vendor lawsuits.

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

On July 12, 2005, the Board of Directors created a Special Litigation Committee (“SLC”) to investigate the derivative claims and to determine whether the litigation is in the best interests of the Company. On August 17, 2006 the SLC completed its investigation and has concluded that (1) it is not in the best interests of the Company to pursue the claims asserted in the three derivative cases and (2) the cases should be dismissed. The SLC has directed the Company to move the Court in each derivative case to dismiss the case, and the Company intends to take that action.

Other

The Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation requires the Company to review all tax positions accounted for in accordance with Statement 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. The guidance is effective for fiscal years beginning after December 15, 2006, which the Company intends to adopt in the first quarter of 2007. The Company has commenced the process of evaluating the expected effect of FIN 48 on the Company’s financial position and its results of operations, but it is currently not yet in a position to determine such effects.

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

NOTE 11 - SEGMENT INFORMATION

The following tables represent summary segment financial information and are consistent with management’s view of the business operating structure.

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales:
Saks Department Stores Group	$169,071	$624,579	$536,522	$1,306,333
Saks Fifth Avenue Enterprises	591,585	589,951	1,263,887	1,295,721

	$760,656	$1,214,530	$1,800,409	$2,602,054

Operating Income (Loss):
Saks Department Stores Group	$(981)	$(929)	$(2,797)	$14,955
Saks Fifth Avenue Enterprises	(33,357)	(42,826)	6,336	(1,996)
Items not allocated	(40,606)	(23,352)	142,745	(32,295)

	$(74,944)	$(67,107)	$146,284	$(19,336)

Depreciation and Amortization:
Saks Department Stores Group	$7,449	$26,235	$15,484	$52,086
Saks Fifth Avenue Enterprises	28,937	25,660	56,063	50,852
Other	538	693	1,142	1,253

	$36,924	$52,588	$72,689	$104,191

Total Assets:
Saks Department Stores Group	$478,709	$1,625,482	$478,709	$1,625,482
Saks Fifth Avenue Enterprises	1,717,538	1,676,902	1,717,538	1,676,902
Other	870,719	792,495	870,719	792,495

	$3,066,966	$4,094,879	$3,066,966	$4,094,879

Capital Expenditures:
Saks Department Stores Group	$13,354	$18,400	$23,046	$36,842
Saks Fifth Avenue Enterprises	26,539	25,271	41,022	40,417
Other	796	9,361	2,957	15,420

	$40,689	$53,032	$67,025	$92,679

“Operating Income” for the segments includes net sales; cost of sales; direct selling, general, and administrative expenses; other direct operating expenses for the respective segment; and an allocation of certain operating expenses, including depreciation, shared by the two segments. Items not allocated are those items not considered by the chief operating decision maker in measuring the assets and profitability of the segments. These amounts are generally represented by two categories: (1) general corporate assets and expenses and other amounts including, but not limited to, treasury, investor relations, legal (except for the costs associated with the Audit Committee investigation which have been allocated to SFAE) and finance support services, and general corporate management; and (2) certain items, while often times related to the operations of a segment, are not considered by segment operating management, corporate operating management and the chief operating decision maker in assessing segment operating performance. During the three and six-month periods ended July 29, 2006 and July 30, 2005, items not allocated were comprised of the following:

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
General corporate expenses	$(19,235)	$(21,562)	$(37,062)	$(32,818)
Impairments and dispositions	(1,532)	(225)	199,454	3,024
Other items, net	(19,839)	(1,565)	(19,647)	(2,501)

Items not allocated	$(40,606)	$(23,352)	$142,745	$(32,295)

General corporate expenses decreased during the three-month period ending July 29, 2006 due to a reduction in year-over-year equity compensation costs. During the three-month periods ended July 29, 2006, impairment and dispositions primarily related to store closures. Other items increased during the three months ended July 29, 2006, primarily due to the FAS 123R expenses associated with the anti-dilution adjustments.

For the six-month period ending July 29, 2006, general corporate expenses increased due to retention and severance costs associated with the sale of Proffitt’s and NDSG and the contemplated strategic alternatives at Parisian, partially offset by the year-over-year reduction in equity compensation costs. During the six-month period ended July 29, 2006, impairment and dispositions primarily consisted of a gain associated with the sale of NDSG, and for the six-month period ended July 30, 2005, impairment and dispositions primarily related to the sale of closed stores. Other items increased during the six months ended July 29, 2006, primarily due to the FAS 123R expenses associated with the anti-dilution adjustments.

NOTE 12 – STORE DISPOSITIONS AND OTHER ACTIVITIES

In October 2004, the Company announced its intention to close 12 SFAE stores. The net pre-tax charges resulting from closing these stores are principally related to asset impairments, lease terminations, inventory write downs and severance costs, partially offset by gains on the disposition of one or more stores. As it relates to these SFAE closings, the Company realized net charges of $473 during the six months ended July 29, 2006, primarily relating to asset impairments at closed stores. The Company realized net gains of $1,261 during the six months ended July 30, 2005, primarily resulting from net gains from the sale of closed stores, offset by severance charges, markdowns and other costs associated with the closings. Severance costs represent the portion of accrued benefits for employees that will exit when the stores are closed. Lease termination costs are included in Impairments and Dispositions, markdown charges are included in Gross Margin, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income. There were no amounts payable related to these charges at July 29, 2006.

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate, as well as performs an asset impairment analysis at each fiscal year end. During the six months ended July 29, 2006, the Company incurred net charges of $5,246 related to asset impairments and other costs. Asset impairments are included in Impairments and Dispositions and severance costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income. There were no amounts payable related to these charges at July 29, 2006. The components of these charges/gains are as follows:

	2006 Charges/ (Gains)	Cash (Proceeds)/ Payments	Non-Cash Uses
Asset Impairments	$5,202	$(141)	$5,343
Other Costs	44	37	7

	$5,246	$(104)	$5,350

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and six-month periods ended July 29, 2006 and July 30, 2005 and as of January 28, 2006 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At July 29, 2006, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$483,057	$17,857		$500,914
Merchandise inventories		641,784		641,784
Other current assets		179,184		179,184
Deferred income taxes, net		33,317		33,317
Current assets - held for sale		177,343		177,343

Total Current Assets	483,057	1,049,485	—	1,532,542

Property and Equipment, net		1,109,412		1,109,412
Property and Equipment, net - held for sale		226,320		226,320
Goodwill and Intangibles, net		338		338
Goodwill and Intangibles, net - held for sale		4,030		4,030
Deferred Income Taxes, net		157,648		157,648
Other Assets	12,267	23,377		35,644
Other Assets - held for sale		1,032		1,032
Investment in and Advances to Subsidiaries	1,695,409		$(1,695,409)

Total Assets	$2,190,733	$2,571,642	$(1,695,409)	$3,066,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$190,782		$190,782
Accrued expenses and other current liabilities	$12,115	356,347		368,462
Current portion of long-term debt		7,106		7,106
Current liabilities - held for sale		78,292		78,292

Total Current Liabilities	12,115	632,527	—	644,642

Long-Term Debt	612,221	70,959		683,180
Long-Term Debt - held for sale		1,638		1,638
Other Long-Term Liabilities	190	144,380		144,570
Other Long-Term Liabilities - held for sale		26,729		26,729
Investment by and Advances from Parent		1,695,409	$(1,695,409)
Shareholders’ Equity	1,566,207			1,566,207

Total Liabilities and Shareholders’ Equity	$2,190,733	$2,571,642	$(1,695,409)	$3,066,966

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JULY 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$760,656		$760,656
Costs and expenses
Cost of sales		506,051		506,051
Selling, general and administrative expenses	$1,865	233,623		235,488
Other operating expenses	49	92,262		92,311
Store pre-opening costs		218		218
Impairments and dispositions		1,532		1,532

Operating loss	(1,914)	(73,030)	—	(74,944)
Other income (expense)
Equity in earnings of subsidiaries	(48,461)		$48,461
Interest expense	(10,141)	(1,525)		(11,666)
Gain on extinguishment of debt	7			7
Other income, net	6,932			6,932

Loss before provision (benefit) for income taxes	(53,577)	(74,555)	48,461	(79,671)
Provision (benefit) for income taxes	(1,722)	(26,094)		(27,816)

Net loss	$(51,855)	$(48,461)	$48,461	$(51,855)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,070	$1,798,339		$1,800,409
Costs and expenses
Cost of sales	1,535	1,142,056		1,143,591
Selling, general and administrative expenses	3,800	506,822		510,622
Other operating expenses	104	198,758		198,862
Store pre-opening costs		504		504
Impairments and dispositions		(199,454)		(199,454)

Operating income (loss)	(3,369)	149,653	—	146,284
Other income (expense)
Equity in earnings of subsidiaries	82,767		$(82,767)
Interest expense	(20,286)	(5,495)		(25,781)
Gain on extinguishment of debt	7			7
Other income, net	15,751			15,751

Income before provision for income taxes	74,870	144,158	(82,767)	136,261
Provision for income taxes	48,827	61,391		110,218

Net income	$26,043	$82,767	$(82,767)	$26,043

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$26,043	$82,767	$(82,767)	$26,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(82,767)		82,767
Excess tax benefit from exercise of stock options	(2,568)			(2,568)
Depreciation and amortization		72,689		72,689
Equity compensation	29,603			29,603
Deferred income taxes		95,276		95,276
Impairments and dispositions		(200,202)		(200,202)
Gain on extinguishment of debt	(7)			(7)
Changes in operating assets and liabilities, net	4,487	(49,504)		(45,017)

Net Cash Provided By (Used In) Operating Activities	(25,209)	1,026	—	(24,183)

INVESTING ACTIVITIES
Purchases of property and equipment		(67,025)		(67,025)
Proceeds from the sale of assets		171		171
Proceeds from the sale of NDSG	1,040,664			1,040,664
Cash paid related to sale of NDSG		(3,110)		(3,110)

Net Cash Provided by Investing Activities	1,040,664	(69,964)	—	970,700

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(56,986)	56,986
Payments on long-term debt and capital lease obligations	(193)	(3,550)		(3,743)
Payment of dividend	(542,185)			(542,185)
Excess tax benefit from exercise of stock options	2,568			2,568
Proceeds from issuance of common stock	18,398			18,398

Net Cash Provided By (Used In) Financing Activities	(578,398)	53,436	—	(524,962)
Increase (Decrease) In Cash and Cash Equivalents	437,057	(15,502)		421,555
Cash and Cash Equivalents at beginning of period	46,000	31,312		77,312
Plus: Cash and cash equivalents included in assets held for sale at beginning of year		3,088		3,088
Less: Cash and cash equivalents included in assets held for sale at end of period		(1,041)		(1,041)

Cash and Cash Equivalents at end of period	$483,057	$17,857	—	$500,914

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 30, 2005

(Dollar Amounts In Thousands)

	RESTATED
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$221,950	$28,014		$249,964
Merchandise inventories	3,804	1,279,911		1,283,715
Other current assets		162,849		162,849
Deferred income taxes, net		88,345		88,345

Total Current Assets	225,754	1,559,119	—	1,784,873
Property and Equipment, net	4,279	1,776,465		1,780,744
Goodwill and Intangibles, net		235,362		235,362
Deferred Income Taxes, net		235,208		235,208
Other Assets	14,892	43,800		58,692
Investment in and Advances to Subsidiaries	2,514,166		$(2,514,166)

Total Assets	$2,759,091	$3,849,954	$(2,514,166)	$4,094,879

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$951	$392,872		$393,823
Accrued expenses and other current liabilities	9,772	491,981		501,753
Current portion of long-term debt		7,525		7,525

Total Current Liabilities	10,723	892,378	—	903,101
Long-Term Debt	633,682	121,485		755,167
Other Long-Term Liabilities	600	321,925		322,525
Investment by and Advances from Parent		2,514,166	$(2,514,166)
Shareholders’ Equity	2,114,086			2,114,086

Total Liabilities and Shareholders’ Equity	$2,759,091	$3,849,954	$(2,514,166)	$4,094,879

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JULY 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$4,932	$1,209,598		$1,214,530
Costs and expenses
Cost of sales	2,859	785,824		788,683
Selling, general and administrative expenses	2,889	354,098		356,987
Other operating expenses	431	134,713		135,144
Store pre-opening costs		598		598
Impairments and dispositions		225		225

Operating loss	(1,247)	(65,860)	—	(67,107)
Other income (expense)
Equity in earnings of subsidiaries	(45,688)		$45,688
Interest expense	(19,654)	(6,660)		(26,314)
Loss on extinguishment of debt	(28,991)			(28,991)
Other income, net	2,967			2,967

Income (loss) before income taxes	(92,613)	(72,520)	45,688	(119,445)
Benefit for income taxes	(22,981)	(26,832)		(49,813)

Income (loss) from continuing operations	(69,632)	(45,688)	45,688	(69,632)
Discontinued operations:
Income from operations of Proffitt’s/McRae’s (including gain on disposal of $156,916)		160,196		160,196
Provision for income taxes		82,370		82,370

Gain from discontinued operations		77,826		77,826

Net income (loss)	$(69,632)	$32,138	$45,688	$8,194

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 30, 2005

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$10,903	$2,591,151		$2,602,054
Costs and expenses
Cost of sales	6,446	1,623,937		1,630,383
Selling, general and administrative expenses	5,989	712,965		718,954
Other operating expenses	901	273,318		274,219
Store pre-opening costs		858		858
Impairments and dispositions		(3,024)		(3,024)

Operating loss	(2,433)	(16,903)	—	(19,336)
Other income (expense)
Equity in earnings of subsidiaries	(18,958)		$18,958
Interest expense	(41,335)	(13,189)		(54,524)
Loss on extinguishment of debt	(28,991)			(28,991)
Other income, net	5,225			5,225

Income (loss) before benefit for income taxes	(86,492)	(30,092)	18,958	(97,626)
Benefit for income taxes	(30,617)	(11,134)		(41,751)

Income from continuing operations	(55,875)	(18,958)	18,958	(55,875)
Discontinued operations:
Income from operations of Proffitt’s/McRae’s (including gain on disposal of $156,916)		164,460		164,460
Provision for income taxes		84,220		84,220

Gain from discontinued operations		80,240		80,240

Net income (loss)	$(55,875)	$61,282	$18,958	$24,365

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 30, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Loss from continuing operations	$(55,875)	$(18,958)	$18,958	$(55,875)
Income from operations of Proffitt’s/McRae’s (Including gain on disposal of $156,916)		80,240		80,240
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	18,958		(18,958)
Extraordinary loss on extinguishment of debt	28,991			28,991
Depreciation and amortization	538	103,653		104,191
Equity compensation	11,113			11,113
Deferred income taxes		26,305		26,305
Impairments and dispositions		(3,024)		(3,024)
Changes in operating assets and liabilities, net	17,990	(29,439)		(11,449)

Net Cash Provided By Operating Activities - Continuing Operations	21,715	158,777	0	180,492
Net Cash Used In Operating Activities - Discontinued Operations		(143,963)		(143,963)

Net Cash Provided By Operating Activities	21,715	14,814	0	36,529

INVESTING ACTIVITIES
Purchases of property and equipment		(92,679)		(92,679)
Proceeds from the sale of assets		13,224		13,224

Net Cash Used In Investing Activities - Continuing Operations	0	(79,455)	0	(79,455)
Net Cash Provided By Investing Activities - Discontinued Operations		612,695		612,695

Net Cash Provided By Investing Activities	—	533,240	—	533,240

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	561,470	(561,470)
Payments on long-term debt and capital lease obligations	(585,672)	(3,562)		(589,234)
Cash dividends paid	(448)			(448)
Proceeds from issuance of common stock	12,884			12,884

Net Cash Used In Financing Activities - Continuing Operations	(11,766)	(565,032)	0	(576,798)
Net Cash Used In Financing Activities - Discontinued Operations		(111)		(111)

Net Cash Used In Financing Activities	(11,766)	(565,143)	—	(576,909)

Increase (Decrease) In Cash and Cash Equivalents	9,949	(17,089)		(7,140)
Cash and Cash Equivalents at beginning of period	212,001	45,103		257,104

Cash and Cash Equivalents at end of period	$221,950	$28,014	—	$249,964

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$46,000	$31,312		$77,312
Merchandise inventories	4,225	802,986		807,211
Other current assets		165,085		165,085
Deferred income taxes, net		119,558		119,558
Current assets - held for sale		475,485		475,485

Total Current Assets	50,225	1,594,426	—	1,644,651
Property and Equipment, net	4,098	1,336,770		1,340,868
Property and Equipment, net - held for sale		436,412		436,412
Goodwill and Intangibles, net		181,644		181,644
Goodwill and Intangibles, net - held for sale		1,789		1,789
Deferred Income Taxes, net		191,480		191,480
Other Assets	13,737	28,812		42,549
Other Assets - held for sale		11,332		11,332
Investment in and Advances to Subsidiaries	2,558,067		$(2,558,067)

Total Assets	$2,626,127	$3,782,665	$(2,558,067)	$3,850,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$1,056	$189,008		$190,064
Accrued expenses and other current liabilities	12,793	437,322		450,115
Current portion of long-term debt		7,803		7,803
Current liabilities - held for sale		197,068		197,068

Total Current Liabilities	13,849	831,201	—	845,050
Long-Term Debt	612,295	75,785		688,080
Long-Term Debt - held for sale		34,656		34,656
Other Long-Term Liabilities	600	202,983		203,583
Other Long-Term Liabilities - held for sale		79,973		79,973
Investment by and Advances from Parent		2,558,067	$(2,558,067)
Shareholders’ Equity	1,999,383			1,999,383

Total Liabilities and Shareholders’ Equity	$2,626,127	$3,782,665	$(2,558,067)	$3,850,725

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

MANAGEMENT’S OVERVIEW

GENERAL

Saks Incorporated (and its subsidiaries, together the “Company”) is a retailer currently operating two principal business segments in 33 states: Saks Fifth Avenue Enterprises (“SFAE”), which consists of Saks Fifth Avenue and Off 5th; and Saks Department Store Group (“SDSG”), which consists of Parisian and Club Libby Lu. In prior years, SDSG consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), Parisian and Club Libby Lu.

The Company’s merchandise offerings primarily consist of apparel, shoes, cosmetics and accessories, and to a lesser extent, gifts and home items. The Company offers national branded merchandise complemented by differentiated product through exclusive merchandise from core vendors, assortments from unique and emerging suppliers, and proprietary brands. At July 29, 2006, Saks operated 54 Saks Fifth Avenue stores with 6.0 million square feet, 50 Off 5th units with 1.4 million square feet, 38 Parisian stores with 4.6 million square feet, and 62 Club Libby Lu specialty stores with 0.1 million square feet.

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

The Company has made adjustments to its previously issued consolidated financial statements to correct for this error. The effect of the restatement relating to this error on the Company’s Condensed Consolidated Balance Sheet accounts is as follows:

July 30, 2005 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$84,946	$3,399	$88,345	4.0%
Non-current deferred income taxes, net	$233,672	$1,536	$235,208	0.7%
Accrued expenses	$474,819	$26,934	$501,753	5.7%
Total shareholders’ equity	$2,136,085	$(21,999)	$2,114,086	-1.0%

SALE OF BUSINESSES

On July 5, 2005, Belk acquired from the Company for $622.7 million in cash substantially all of the assets directly involved in the Company’s Proffitt’s business operations, plus the assumption of approximately $1 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $700 million. After considering the assets and liabilities sold, liabilities settled, transaction fees and severance, the Company realized a net gain of $155.5 million on the sale.

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

The Company announced on August 2, 2006 that it had reached an agreement to sell its Parisian specialty department store business (“Parisian”) (which generated fiscal 2005 revenues of approximately $723 million) to Belk for a purchase price of $285 million in cash subject to a net working capital adjustment. The sale will include Parisian’s operations consisting of real and personal property, operating leases, and inventory associated with 38 Parisian stores, a 125,000 square foot administrative/headquarters facility in Birmingham, Alabama, and a 180,000 square foot distribution center located in Steele, Alabama. The transaction is subject to customary closing conditions, including the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected to be completed in the third fiscal quarter of 2006.

FINANCIAL PERFORMANCE SUMMARY

The Company recorded a net loss of $51.9 million, or $0.38 per share compared to net income of $8.2 million, or $0.06 per share, for the three months ended July 29, 2006 and July 30, 2005, respectively. The current year period included net after-tax charges totaling $13.9 million, or $.10 per share, primarily consisting of (i) a $12.8 million, or $0.09 per share, non-cash charge related to the treatment under Financial Accounting Standard (SFAS) No. 123R, “Accounting for Stock-Based compensation,” of the anti-dilutive adjustment made to outstanding options related to the Company’s $4 per share dividend and (ii) a $1.1 million, or $0.01 per share, charge primarily related to asset impairments and dispositions. The current year second quarter also included legal and other expenses related to the investigations totaling approximately $0.8 million (net of taxes), or $0.01 per share, and approximately $3.6 million (net of taxes), or $0.03 per share, of severance and retention expenses. The comparable prior year period included an after-tax gain on discontinued operations of $77.8 million, or $0.54 per share, related to Proffitt’s, partially offset by an after-tax loss of $18.8 million, or $0.13 per share, primarily related to a loss on debt extinguishment. The prior year second quarter also included legal and other expenses related to the investigations totaling approximately $3.3 million (net of taxes), or $0.02 per share, and approximately $3.5 million (net of taxes), or $0.02 per share, of severance and retention expenses.

SFAE experienced a 3.4% comparable store sales increase during the three-month period ended July 29, 2006, and its operating loss totaled $33.4 million, a 22% improvement from the $42.8 million loss in the same period last year. Operating income was positively impacted by a year-over-year decline of approximately $5 million in investigation related expenses and negatively impacted by approximately $1 million associated with the lost operating income contribution from the New Orleans store, closed as a result of Hurricane Katrina.

SDSG experienced a 1.0% comparable store sales increase during the three-month period ended July 29, 2006 and generated an operating loss of $1.0 million compared to an operating loss of $0.9 million last year. Operating income on a year-over-year basis was negatively affected by approximately $19 million from the sale of NDSG and positively impacted by approximately $11 million related to cost reductions primarily related to the strategic alternatives process as well as prior year litigation and supply chain initiatives expenses.

Items not allocated to the business segments changed significantly during the year-over-year three-month period. During the three months ended July 29, 2006, the Company incurred a $19.6 million non-cash charge related to the treatment under FAS 123R of the anti-dilutive adjustment made to the outstanding options related to the Company’s $4 per share dividend and $1.5 million in charges related to asset impairments and dispositions. During the three-month period ended July 30, 2005, the Company incurred net charges of $1.8 million primarily related to severance, markdown and other costs associated with the closings of stores.

SFAE realized a 0.4% comparable store sale increase during the six-month period ended July 29, 2006 and experienced an improvement in operating income of $8.3 million to $6.3 million. Operating income was positively impacted by a year-over-year decline of approximately $7 million in investigation related expenses and negatively impacted by approximately $5 million associated with the lost operating income contribution from the closed New Orleans store.

SDSG experienced a 0.8% comparable store sales decrease during the six-month period ended July 29, 2006 and generated an operating loss of $2.7 million compared to operating income of $15.0 million last year. Operating income on a year-over-year basis was negatively affected by approximately $55 million from the sale of NDSG and positively impacted by approximately $34 million related to cost reductions primarily related to the strategic alternatives process as well as prior year litigation and supply chain initiatives expenses.

Items not allocated to the business segments changed significantly during the year-over-year six-month period. During the six months ended July 29, 2006, the Company incurred net gains of $199.4 primarily associated with the sale of NDSG, partially offset by the $19.6 million FAS 123R charge mentioned above. During the six-month period ending July 30, 2005, the Company incurred net gains of $3.0 million primarily related to gains associated with closed stores, partially offset by $2.5 million in severance, markdown and other costs associated with the closings of stores.

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

	Three Months Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	66.5%	64.9%	63.5%	62.7%
Selling, general & administrative expenses	31.0%	29.4%	28.4%	27.6%
Other operating expenses	12.1%	11.1%	11.0%	10.5%
Store pre-opening costs	0.0%	0.0%	0.0%	0.0%
Impairments and dispositions	0.2%	0.0%	-11.1%	-0.1%

Operating income (loss)	-9.9%	-5.5%	8.1%	-0.7%
Other income (expense):
Interest expense	-1.5%	-2.2%	-1.4%	-2.1%
Gain (loss) on extinguishment of debt	0.0%	-2.4%	0.0%	-1.1%
Other income, net	0.9%	0.2%	0.9%	0.2%

Income (loss) before income taxes	-10.5%	-9.8%	7.6%	-3.8%
Provision (benefit) for income taxes	-3.7%	-4.1%	6.1%	-1.6%

Income (loss) from continuing operations	-6.8%	-5.7%	1.4%	-2.1%
Discontinued operations:
Income from operations of Proffitt’s/McRae’s
(including gain on disposal of $156,916)	0.0%	13.2%	0.0%	6.3%
Provision for income taxes	0.0%	6.8%	0.0%	3.2%

Gain from discontinued operations	0.0%	6.4%	0.0%	3.1%

Net income (loss)	-6.8%	0.7%	1.4%	0.9%

THREE MONTHS ENDED JULY 29, 2006 COMPARED TO THREE MONTHS ENDED JULY 30, 2005

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended July 30, 2005 to the three-month period ended July 29, 2006:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the three months ended July 30, 2005	$(0.9)	$(42.8)	$(23.4)	$(67.1)
Store sales and margin	3.3	(0.7)	0.6	3.2
Operating expenses	16.0	10.1	2.3	28.4
Effect of NDSG sale	(19.4)		(0.3)	(19.7)
Impairments and dispositions	—	—	(1.0)	(1.0)
FAS 123R charge, severance and other costs	—	—	(18.7)	(18.7)

Increase (Decrease)	(0.1)	9.4	(17.1)	(7.8)

For the three months ended July 29, 2006	$(1.0)	$(33.4)	$(40.5)	$(74.9)

Consolidated

For the three months ended July 29, 2006, total revenues declined 37.4% year-over-year, primarily reflecting the sale of NDSG, and consolidated comparable store sales improved 2.9%. The consolidated gross margin rate declined by 160 basis points from last year, principally due to the sale of NDSG. As a percent of sales, SG&A expenses increased by approximately 160 basis points over the prior year; however, excluding the $19.6 million charge associated with FAS 123R, SG&A expenses would have declined approximately 100 basis points year-over-year.

SFAE

At SFAE, comparable store sales increased 3.4%, and the gross margin rate was essentially flat with last year. SFAE operating income improved by $9.4 million, largely due to a decline in SG&A expenses, principally related to investigation related expenses ($5.2 million), and operating expenses consisting primarily of payroll and advertising costs, slightly offset by the year-over-year decrease in operating income contribution associated with the closed New Orleans store ($1.4 million).

SDSG

SDSG’s first quarter consolidated performance reflected a comparable store sales improvement of 1.0% and a total sales decline of 72.9%, primarily related to the sale of NDSG. (The Proffitt’s business through July 2, 2005 is reflected as discontinued operations.) Operating income declined by $0.1 million to an operating loss of $1.0 million. SDSG’s year-over-year gross margin rate was essentially flat for the quarter.

Operating income on a year-over-year basis was negatively affected by $19.4 million from the sale of NDSG and positively impacted by cost reductions connected with the strategic alternatives process and other cost reductions resulting from prior year litigation and supply chain initiatives expenses. Through careful expense management, as a percent of sales, SG&A expenses declined modestly but other operating expenses rose slightly over the prior year.

Expenses and charges not allocated to the segments increased by $17.2 million primarily due to the $19.6 million charge related to the treatment, under FAS 123R, of the anti-dilutive adjustment made to outstanding options related to the Company’s $4 per share dividend.

NET SALES

The following table shows relevant net sales information by segment for the three-month periods ended July 29, 2006 and July 30, 2005:

	Three Months Ended
(In Millions)	July 29, 2006	July 30, 2005	Total Change	Total % Change	Comp % Change
SFAE	$591.6	$589.9	$1.7	0.3%	3.4%
SDSG	169.1	624.6	(455.5)	-72.9%	1.0%

Consolidated	$760.7	$1,214.5	$(453.8)	-37.4%	2.9%

For the three months ended July 29, 2006, total sales decreased 37.4%, and consolidated comparable store sales increased 2.9%. SFAE experienced a 3.4% increase in comparable store sales and a 0.3% total sales increase. SDSG experienced a 1.0% increase in comparable store sales and a 72.9% total sales decrease, primarily related to the sale of NDSG.

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

GROSS MARGIN

For the three months ended July 29, 2006, gross margin was $254.6 million, or 33.5% of net sales, compared to $425.8 million, or 35.1% of net sales, for the three months ended July 30, 2005. The decline in gross margin dollars and the gross margin rate was principally attributable to the lost contribution from the sale of NDSG. The gross margin rate at both SDSG and SFAE was essentially flat on a year-over-year basis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended July 29, 2006, SG&A was $235.5 million, or 31.0% of net sales, compared to $357.0 million, or 29.4% of net sales, for the three months ended July 30, 2005. The net decrease of $121.5 million in expenses was largely due to the elimination of prior year expenses associated with the sale of NDSG ($119.0 million), a reduction in year-over-year equity compensation costs ($6.5 million), and a decline in investigation related expenses ($5.2 million), partially offset by the current period charge associated with FAS 123R ($19.6 million). As a percent of sales, SG&A increased by approximately 160 basis points over the prior year. Excluding the $19.6 million charge associated with FAS 123R, SG&A expenses would have declined by approximately 100 basis points year-over-year.

OTHER OPERATING EXPENSES

For the three months ended July 29, 2006, other operating expenses, including store pre-opening costs, were $92.5 million, or 12.2% of net sales, compared to $135.7 million, or 11.2% of net sales, for the three months ended July 30, 2005. The decrease of $43.2 million was largely driven by a reduction in depreciation, rent and property and payroll taxes related to the sold NDSG business. As a percent of sales, other operating expenses increased 100 basis points because these expenses are higher as a percent of sales for SFAE and Parisian than at the SDSG businesses that were sold.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended July 29, 2006 and July 30, 2005, the Company realized losses from impairments and dispositions of $1.5 million and $0.2 million, respectively. The current and prior quarter net losses were primarily due to the write-off of fixed assets related to store closings.

INTEREST EXPENSE

For the three months ended July 29, 2006, interest expense was $11.7 million, or 1.5% of net sales, compared to $26.3 million, or 2.2% of net sales, for the three months ended July 30, 2005. The improvement of $14.1 million was primarily due to the reduction in debt resulting from the repurchase of $585.7 million and $21.4 million of senior notes in July 2005 and August 2005, respectively.

GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT

During June 2006, the Company repurchased a total of approximately $0.2 million in principal amount of senior notes. The repurchase of these notes resulted in a gain on extinguishment of debt of $7 thousand.

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

INCOME TAXES

The effective income tax rates for the three-month periods ending July 29, 2006 and July 30, 2005 were 35% and 79.9%, respectively. The decrease in the effective rate is primarily the result of the write-off of nondeductible goodwill associated with the sale of Proffitt’s in the three-month period ending July 30, 2005.

SIX MONTHS ENDED JULY 29, 2006 COMPARED TO SIX MONTHS ENDED JULY 30, 2005

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the six-month period ended July 30, 2005 to the six-month period ended July 29, 2006:

(In Millions)	SDSG	SFAE	Items not allocated	Total Company
For the six months ended July 30, 2005	$15.0	$(2.0)	$(32.3)	$(19.3)
Store sales and margin	(0.5)	(7.1)	0.8	(6.8)
Operating expenses	37.9	15.4	(4.2)	49.1
Effect of NDSG sale	(55.1)		205.1	150.0
Impairments and dispositions	—	—	(8.7)	(8.7)
Severance and other costs	—	—	(18.0)	(18.0)

Increase (Decrease)	(17.7)	8.3	175.0	165.6

For the six months ended July 29, 2006	$(2.7)	$6.3	$142.7	$146.3

Consolidated

On a consolidated basis, net sales decreased 30.8% principally due to the sale of NDSG, while comparable store sales were flat at 0.0%. Consolidated comparable store sales were comprised of a 0.4% increase at SFAE and a 0.8% decrease at SDSG. The gain from the sale of NDSG of $205.1 million, partially offset by the FAS 123R charge of $19.6 million noted above resulted in an increase in operating income of $165.6 million to $146.3 million.

SFAE

At SFAE, comparable store sales increased 0.4%, and the gross margin rate remained relatively flat. SFAE’s operating income improved by $8.3 million. The improvement was driven by a year-over-year decline in operating expenses of $15.4 million, primarily due to the 7.3% decrease in SG&A related to a decline in investigation related expenses and legal fees, partially offset by the decrease in operating income contribution associated with the closed New Orleans store ($5.2 million).

SDSG

At SDSG, comparable store sales decreased 0.8%, and total sales declined 58.9%, primarily related to the sale of NDSG. Similarly, operating income declined by $17.7 million to a loss of $2.7 million. Operating income on a year-over-year basis was negatively affected by $55.1 million from the sale of the NDSG business and positively affected by approximately $9 million related to prior year litigation and supply chain initiatives.

Items not allocated to the segments improved by $175.0 million primarily due to the gain associated with the sale of NDSG ($205.1 million), slightly offset by the $19.6 million charge related to the treatment, under FAS 123R, of the anti-dilutive adjustment made to outstanding options related to the Company’s $4 per share dividend.

NET SALES

The following table shows relevant net sales information by segment for the six-month periods ended July 29, 2006 and July 30, 2005:

	Six Months Ended
(In Millions)	July 29, 2006	July 30, 2005	Total Change	Total % Change	Comp % Change
SDSG	$536.5	$1,306.4	$(769.9)	-58.9%	-0.8%
SFAE	1,263.9	1,295.7	(31.8)	-2.5%	0.4%

Consolidated	$1,800.4	$2,602.1	$(801.7)	-30.8%	0.0%

For the six months ended July 29, 2006, total sales decreased 30.8% year over year, and consolidated comparable store sales were flat at 0.0%. Comparable sales increased 0.4% at SFAE while total sales were negatively affected by approximately $26 million for the six months ended July 29, 2006 due to the New Orleans store closing as a result of Hurricane Katrina. SDSG experienced a 0.8% decline in comparable store sales and a 58.9% total sales decrease, primarily related to the sale of NDSG. The net effect of sales from new and closed stores resulted in an $11.7 million reduction.

GROSS MARGIN

For the six months ended July 29, 2006, gross margin was $656.8 million, or 36.5% of net sales, compared to $971.7 million, or 37.3% of net sales, for the six months ended July 30, 2005. The decline in gross margin dollars and rate was principally attributable to the lost contribution from the sale of NDSG.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the six months ended July 29, 2006, SG&A was $510.6 million, or 28.4% of net sales, compared to $719.0 million, or 27.6% of net sales, for the six months ended July 30, 2005. The net decrease of $208.4 million in expenses was largely due to the year-over-year decrease in expenses associated with the sale of NDSG of approximately $187 million, a $7.1 million decrease in investigation related expenses, a $6.5 million reduction in year-over-year equity compensation costs, and a $6.6 million decrease in legal fees, partially offset by the $19.6 million current period charge associated with FAS 123R and a year-over-year increase of $6.7 million in retention costs associated with the strategic alternatives process. As a percent of sales, SG&A increased by 80 basis points over the prior year; however, excluding the FAS 123R charge, SG&A expenses would have declined approximately 30 basis points year-over-year.

OTHER OPERATING EXPENSES

For the six months ended July 29, 2006, other operating expenses, including store pre-opening costs, were $199.4 million, or 11.1% of net sales, compared to $275.1 million, or 10.6% of net sales, for the six months ended July 30, 2005. The decrease of $75.7 million was principally driven by less depreciation, rent and tax expenses resulting from the sale of NDSG.

IMPAIRMENTS AND DISPOSITIONS

For the six months ended July 29, 2006 and July 30, 2005, the Company realized gains from impairments and dispositions of $199.5 million and $3.0 million, respectively. The current period net gain primarily related to the gain on the sale of NDSG, while the prior period net gain primarily related to the sale of closed stores.

INTEREST EXPENSE

For the six months ended July 29, 2006, interest expense was $25.8 million, or 1.4% of net sales, compared to $54.5 million, or 2.1% of net sales, for the six months ended July 30, 2005. The improvement of $28.7 million was primarily due to the reduction in debt resulting from the repurchase of $585.7 million and $21.4 million of senior notes in July 2005 and August 2005, respectively.

GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT

During the six months ended July 29, 2006, the Company repurchased a total of approximately $0.2 million in principal amount of senior notes. The repurchase of these notes resulted in a gain on extinguishment of debt of $7 thousand. For the six months ended July 30, 2005, the Company repurchased a total of approximately $585.7 million in principal amount of senior notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

INCOME TAXES

The effective income tax rates for the six-month periods ending July 29, 2006 and July 30, 2005 were 80.9% and 63.5%, respectively. The effective rate for the six-month period ending July 29, 2006 was adversely impacted by the write-off of nondeductible goodwill associated with the NDSG sale and was partially offset by a benefit recognized to reduce certain tax reserves resulting from the conclusion of state tax examinations. The effective rate for the six-month period ending July 30, 2005 was adversely impacted by the write-off of nondeductible goodwill associated with the sale of Proffitt’s and was partially offset by a benefit recognized to increase the state deferred tax rate after the sale of Proffitt’s. Excluding these items, the Company’s effective income tax rate was 39.4% and 39.0% for the six-month period ending July 29, 2006 and July 30, 2005 respectively.

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The company will adopt this Interpretation in the first quarter of 2007 and the cumulative effects, if any, will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The company is evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is not yet in a position to determine such effects.

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

Cash provided by (used in) operating activities was ($24.2) million for the six months ended July 29, 2006 and $36.5 million for the six months ended July 30, 2005. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. The $60.7 million decrease in 2006 from 2005 was largely due to the gain on the disposal of assets from the sale of NDSG during 2006.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at July 29, 2006 decreased from July 30, 2005 largely due to a reduction in merchandise inventory related to the sale of NDSG.

Cash provided by investing activities was $970.7 million for the six months ended July 29, 2006 and $533.2 million for the six months ended July 30, 2005. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $437.5 million increase is primarily due to the $1,041.0 million of current period proceeds received from the sale of NDSG, offset partially by the prior period proceeds of $622.4 million received from the sale of Proffitt’s.

Property and equipment amounts at July 29, 2006 decreased from July 30, 2005 amounts primarily due to the disposal of assets related to the sale of NDSG, depreciation on existing assets during the last twelve months and to store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at July 29, 2006 also decreased from July 30, 2005 due to the sale of NDSG, the SDSG goodwill impairment charges taken in the fourth quarter of 2005 and amortization expense during the last twelve months.

Cash used in financing activities was $525.0 million for the six months ended July 29, 2006 and $576.9 million for the six months ended July 30, 2005. The current period use primarily relates to the payment of cash dividends totaling $542.2 million, while the prior period use primarily relates to the repurchase of approximately $585.7 million in principal amount of senior notes related to the completion of the tender offers and consent solicitations.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand, availability under its revolving credit facility and anticipated proceeds of approximately $285 million upon the closing of the Parisian transaction in the third fiscal quarter of 2006. At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced from $800 million to $500 million in March 2006. At July 29, 2006 and July 30, 2005, the Company maintained cash and cash equivalent balances of $502.0 million and $250.0 million, respectively. At July 29, 2006, the Company had no borrowings under its $500 million revolving credit facility, and had $127.1 million in unfunded letters of credit representing utilization of availability under the facility, leaving unutilized availability under the facility of $372.9 million. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

The Company continuously focuses on effectively and efficiently deploying excess cash to generate shareholder value. Accordingly, the Company plans to maintain a portion of its existing cash on hand plus the anticipated proceeds from the Parisian sale to maintain appropriate financial leverage for its residual businesses, provide flexibility for further balance sheet refinements, to invest in its core businesses, and to cover any transition costs related to the disposition of Proffitt’s, NDSG and Parisian. The Company’s current plan is to target any residual cash for additional shareholder distributions in the form of share repurchases, an additional dividend, or a combination of the two.

On March 6, 2006, the Company’s Board of Directors declared a special one-time cash dividend to shareholders of $4.00 per common share. On May 1, 2006, the Company paid approximately $539 million to shareholders of record as of April 14, 2006. The remaining dividend payable of less than $7 million will be paid prospectively as restricted shares vest.

During the six months ended July 29, 2006 the Company did not repurchase any shares of Sak’s common stock. At July 29, 2006, there were 37.8 million shares remaining available for repurchase under the Company’s existing share repurchase program. Subsequent to the end of the quarter, on August 30, 2006, the Company repurchased 450 thousand shares of Saks common stock at a cost of approximately $6.5 million, which left 37.4 million shares available for repurchase under the authorized programs.

The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay any of the Company’s senior notes at maturity.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization in light of the Company’s disposition of businesses; economic trends; business trends; levels of interest rates; and terms, conditions and availability of capital in the capital markets. At July 29, 2006, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. At July 29, 2006, total debt was $692.3 million, representing a decrease of $70.4 million from the balance of $762.7 million at July 30, 2005. This decrease in debt was primarily the result of the repurchase of $21.4 million of senior notes at par through unsolicited open market repurchases during August 2005, as well as the $34.6 million reduction in capital leases related to the sale of NDSG. Despite the decrease in debt, the debt to total capitalization percentage increased to 30.7% from 26.5% in the prior year due to a reduction in Shareholders’ Equity, primarily related to the $4.00 per share dividend. On March 6, 2006, the Company’s Board of Directors declared a special one-time cash dividend of $4.00 per common share to shareholders of record as of April 14, 2006 and reduced shareholders’ equity for the $546,611 dividend.

At July 29, 2006, the Company maintained a $500 million senior revolving credit facility maturing in 2009, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument.

At July 29, 2006, the Company had $382.7 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

The Company had $230 million of convertible senior notes, at July 29, 2006, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 67.0142 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

At July 29, 2006 the Company had $80.0 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $6 million and $8 million per year.

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

There were no material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three and six months ended July 29, 2006. For additional information regarding the Company’s contractual obligations as of January 28, 2006, see the Management’s Discussion and Analysis section of the 2005 Form 10-K.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended January 28, 2006 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation requires the Company to review all tax positions accounted for in accordance with Statement 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. The guidance is effective for fiscal years beginning after December 15, 2006, which the Company intends to adopt in the first quarter of 2007. The Company has commenced the process of evaluating the expected effect of FIN 48 on the Company’s financial position and its results of operations, but it is currently not yet in a position to determine such effects.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; the outcome of the formal investigation by the Securities and Exchange Commission and the inquiry the Company understands has been commenced by the Office of the United States Attorney for the Southern District of New York into the matters that were the subject of the investigations conducted during 2004 and 2005 by the Audit Committee of the Company’s Board of Directors and any related matters that may be under investigation or the subject of inquiry; the ultimate amount of reimbursement to vendors of improperly collected markdown allowances; the ultimate impact of improper timing of recording of inventory markdowns; the ultimate impact of incorrect timing of recording of vendor markdown allowances; the outcome of the shareholder litigation that has been filed relating to the matters that were the subject of the Audit Committee’s initial investigation; and the successful consummation of the Parisian transaction. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended January 28, 2006 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at July 29, 2006, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 29, 2006. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely discussions regarding required disclosures.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended July 29, 2006, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

On December 8, 2005, the Company announced that in anticipation of the closing of the NDSG transaction, its Board of Directors had approved a 35.0 million share increase in its common share repurchase authorization, bringing the total number of authorized shares to 70.0 million. At July 29, 2006, 37.8 million shares remained available for repurchase under these programs. The following are details of repurchases under this program for the first quarter of fiscal 2006:

Period

(in thousands except average price paid per share)

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Authorizations	Maximum Number of Shares that May Yet Be Repurchased Under the Announced Authorizations (a)
Repurchases from April 30, 2006 through May 27, 2006	—	$—	—	37,830
Repurchases from May 28, 2006 through July 1, 2006	—	$—	—	37,830
Repurchases from July 2, 2006 through July 29, 2006	—	$—	—	37,830

Total	—	$—	—

(a)	As of January 28, 2006, the Company’s Board of Directors has authorized 70,025 total shares, of which 35,000 were authorized in 2005. The Company has utilized 32,195 of these shares to date.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of shareholders on June 7, 2006 for the following purposes:

Item 1:	To elect five Directors to hold office for the term specified or until their respective successors have been elected and qualified;

Item 2:	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the current fiscal year ending February 3, 2007; and

Item 3:	To vote on a shareholder proposal concerning cumulative voting for the election of Directors.

The number of votes cast for and withheld for each nominee for the Company’s Board of Directors under Item 1 were as follows:

	FOR	WITHHELD
Ronald de Waal	102,662,991	3,594,077
R. Brad Martin	101,228,668	5,028,400
C. Warren Neel	97,091,457	9,165,611
Marguerite W. Sallee	97,352,551	8,904,517
Christopher J. Stadler	102,869,370	3,387,698

The number of votes cast for, against and abstain for Items 2 and 3 were as follows:

	FOR	AGAINST	ABSTAIN
Item 2	99,834,319	6,290,480	132,269
Item 3	32,350,181	49,314,830	1,599,175

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Accounting Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

September 6, 2006
Date

/s/ Kevin G. Wills
Kevin G. Wills
Executive Vice President of Finance and
Chief Accounting Officer