Form 10-Q
period 2006-10-28
SAKS INC
filed 2006-12-06
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 28, 2006

or

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

As of November 15, 2006, the number of shares of the Registrant’s Common Stock outstanding was 138,872,544.

TABLE OF CONENTS

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

			Restated
	October 28, 2006	January 28, 2006	October 29, 2005
ASSETS

Current Assets
Cash and cash equivalents	$767,393	$77,312	$27,886
Merchandise inventories	823,699	807,211	1,011,064
Other current assets	159,363	165,085	129,822
Deferred income taxes, net	31,521	119,558	74,610
Current assets - held for sale	—	475,485	654,123

Total current assets	1,781,976	1,644,651	1,897,505

Property and Equipment, net	1,108,330	1,340,868	1,358,694
Property and Equipment, net - held for sale	—	436,412	436,163
Goodwill and Intangibles, net	331	181,644	235,162
Goodwill and Intangibles, net - held for sale	—	1,789	—
Deferred Income Taxes, net	158,370	191,480	251,694
Other Assets	34,798	42,549	43,705
Other Assets - held for sale	—	11,332	12,072

TOTAL ASSETS	$3,083,805	$3,850,725	$4,234,995

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Trade accounts payable	$283,972	$190,064	$298,080
Accrued expenses and other current liabilities	390,632	448,486	424,042
Dividend payable	564,987	1,629	1,919
Current portion of long-term debt	6,890	7,803	7,519
Current liabilities - held for sale	—	197,068	290,971

Total current liabilities	1,246,481	845,050	1,022,531

Long-Term Debt	681,670	688,080	718,083
Long-Term Debt - held for sale	—	34,656	33,819
Other Long-Term Liabilities	135,090	203,583	236,089
Other Long-Term Liabilities - held for sale	—	79,973	90,833

Total liabilities	2,063,241	1,851,342	2,101,355

Commitments and Contingencies	—	—	—

Shareholders’ Equity	1,020,564	1,999,383	2,133,640

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,083,805	$3,850,725	$4,234,995

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
NET SALES	$697,041	$645,152	$1,985,003	$1,960,560
Cost of sales (excluding depreciation and amortization)	404,610	381,157	1,211,210	1,211,699

Gross margin	292,431	263,995	773,793	748,861

Selling, general and administrative expenses	182,327	208,437	563,698	615,631
Other operating expenses	81,127	80,082	240,113	241,165
Store pre-opening costs	70	559	359	928
Impairments and dispositions	2,420	(15,215)	8,010	(17,836)

OPERATING INCOME (LOSS)	26,487	(9,868)	(38,387)	(91,027)

Interest expense	(12,108)	(14,252)	(37,751)	(64,475)
Gain (loss) on extinguishment of debt	—	(29)	7	(29,020)
Other income, net	6,197	1,224	21,948	6,449

INCOME (LOSS) BEFORE INCOME TAXES	20,576	(22,925)	(54,183)	(178,073)

Provision (benefit) for income taxes	8,098	(9,377)	(25,225)	(74,313)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,478	(13,548)	(28,958)	(103,760)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations (including gain (loss) on disposal of ($13,071), $913, $192,076 and $156,003)	(17,485)	23,294	193,535	245,276
Provision (benefit) for income taxes	(11,185)	9,521	132,356	116,926

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(6,300)	13,773	61,179	128,350

NET INCOME	$6,178	$225	$32,221	$24,590

Per Share amounts - Basic
Income (loss) from continuing operations	$0.09	$(0.10)	$(0.21)	$(0.75)
Income (loss) from discontinued operations	$(0.05)	$0.10	$0.45	$0.92
Net Income	$0.05	$0.00	$0.24	$0.18

Per Share Amounts - Diluted
Income (loss) from continuing operations	$0.09	$(0.10)	$(0.21)	$(0.75)
Income (loss) from discontinued operations	$(0.05)	$0.10	$0.45	$0.92
Net Income	$0.05	$0.00	$0.24	$0.18

Weighted average common shares:
Basic	135,646	139,541	135,043	138,996
Diluted	137,131	139,541	135,043	138,996

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2006	October 29, 2005
Operating Activities:
Net income	$32,221	$24,590
Income from discontinued operations	61,179	128,350

Loss from continuing operations	(28,958)	(103,760)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,089	94,981
Impairments and dispositions	7,466	(17,836)
Equity compensation	33,404	16,612
Deferred income taxes	121,147	23,554
Excess tax benefit from stock-based compensation	(3,212)	—
Gain (loss) on extinguishment of debt	(7)	29,020
Change in operating assets and liabilities, net	(121,919)	(190,621)

Net Cash Provided By (Used In) Operating Activities - Continuing Operations	101,010	(148,050)
Net Cash Used In Operating Activities - Discontinued Operations	(120,494)	31,490

Net Cash Used In Operating Activities	(19,484)	(116,560)

Investing Activities:
Purchases of property and equipment	(78,515)	(90,166)
Proceeds from the sale of property and equipment	171	13,236

Net Cash Used In Investing Activities - Continuing Operations	(78,344)	(76,930)
Net Cash Provided By Investing Activities - Discontinued Operations	1,307,230	537,416

Net Cash Provided By Investing Activities	1,228,886	460,486
Financing Activities:
Proceeds from revolving credit facility	—	27,000
Payments on long-term debt and capital lease obligations	(5,430)	(619,482)
Cash dividends paid	(542,766)	(505)
Excess tax benefit from stock-based compensation	3,212	—
Purchases and retirements of common stock	(6,531)	—
Proceeds from issuance of common stock	29,255	23,109

Net Cash Used In Financing Activities - Continuing Operations	(522,260)	(569,878)
Net Cash Used In Financing Activities - Discontinued Operations	(149)	(183)

Net Cash Used In Financing Activities	(522,409)	(570,061)
Increase (Decrease) In Cash and Cash Equivalents	686,993	(226,135)

Cash and cash equivalents at beginning of period	77,312	257,104
Plus: Cash and cash equivalents included in assets held for sale at beginning of year	3,088	—
Less: Cash and cash equivalents included in assets held for sale at end of period		(3,083)

Cash and cash equivalents at end of period	$767,393	$27,886

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended October 28, 2006 are not necessarily indicative of the results that may be expected for the year ending February 3, 2007. The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The Company revised its presentation of the Condensed Consolidated Statement of Cash Flows to reconcile net income to net cash provided by operating activities. Previously, the Company reconciled income from continuing operations to net cash provided by operating activities.

The accompanying balance sheet at January 28, 2006 has been derived from the audited financial statements at that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2005 Annual Report on Form 10-K for the year ended January 28, 2006.

ORGANIZATION

The Company completed the sale of its Saks Department Store Group (“SDSG”) Proffitt’s/McRae’s business to Belk, Inc. (“Belk”) effective midnight on July 2, 2005, the sale of SDSG’s Northern Department Store Group (NDSG) business to The Bon-Ton Stores, Inc. (“Bon-Ton”) effective midnight on March 4, 2006, and the sale of SDSG’s Parisian specialty department store business (“Parisian”) to Belk effective midnight on September 30, 2006. The sold businesses are presented as “discontinued operations” in the current and prior year periods. At October 28, 2006, the Company operated Saks Fifth Avenue, Off Fifth, and Club Libby Lu, which are reflected in the Company’s continuing operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $5,143 and $5,036 for the three months ended October 28, 2006 and October 29, 2005, respectively. Leased department sales were $36,413 and $35,949 for the three months ended October 28, 2006 and October 29, 2005, respectively, and were excluded from net sales. Commissions from leased departments were $17,154 and $17,056 for the nine months ended October 28, 2006 and October 29, 2005, respectively. Leased department sales were $121,141 and $122,475 for the nine months ended October 28, 2006 and October 29, 2005, respectively, and were excluded from net sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents included $754,715 at October 28, 2006 invested principally in money market funds and time deposits. Income earned on cash equivalents was $6,130 for the three-month period ended October 28, 2006 and was reflected in Other Income. For the nine-month periods ended October 28, 2006 and October 29, 2005 income earned on these cash equivalents was $21,599 and $5,855, respectively, and was reflected in Other Income. At October 29, 2005 and January 28, 2006, Current Assets – Held for Sale included $3,083 and $3,088, respectively, of NDSG store cash held for sale.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share to shareholders of record as of April 14, 2006. For the nine months ended October 28, 2006, the Company made dividend cash payments totaling $542,766, primarily relating to the $4.00 per common share dividend of which $538,964 was paid on May 1, 2006. During the third quarter, the Company declared another $4.00 dividend per common share, which totaled approximately $559,000. Approximately $549,000 of the special dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividends will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

Income Taxes – For continuing operations, the effective income tax rates for the three and nine-month periods ended October 28, 2006 were 39.4% and 46.6%, respectively, as compared to 40.9% and 41.7% for the three and nine-month periods ended October 29, 2005, respectively. The increase in the effective rate for the nine-month period ended October 28, 2006 was primarily the result of a benefit recognized to reduce tax reserves resulting from the conclusion of certain state tax examinations.

For discontinued operations, the effective income tax rates for the three and nine-month periods ended October 28, 2006 increased to 64.0% and 68.4%, respectively, from 40.9% and 47.7% for the three and nine-month periods ended October 29, 2005, respectively. The increase in the effective rate for the three-month period ended October 28, 2006 was primarily the result of a tax benefit from the sale of the Parisian business. This benefit was generated from the sale of Parisian stock, although both parties have agreed that the transaction may still be structured as an asset sale for tax purposes if a mutual agreement is reached by June 2007. The increase in the effective rate for the nine-month period ended October 28, 2006 was primarily the result of the write-off of goodwill related to the sale of the NDSG business, a substantial portion of which was non-deductible for tax purposes offset by the tax benefit generated from the Parisian sale.

Components of the Company’s income tax expense for the three and nine-month periods ended October 28, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Continuing Operations:
Expected federal income taxes at 35%	$7,202	$(8,024)	$(18,953)	$(62,326)
State income taxes, net of federal benefit	1,488	(511)	(4,945)	(10,345)
Effect of settling tax exams and other tax reserve adjustments	—	—	(2,450)	—
Other items, net	(592)	(842)	1,123	(1,642)

Provision (benefit) for income taxes	$8,098	$(9,377)	$(25,225)	$(74,313)

Discontinued Operations:
Expected federal income taxes at 35%	$(6,120)	$8,153	$67,726	$85,847
State income taxes, net of federal benefit	(1,173)	1,247	17,323	12,796
Non-deductible goodwill	—	—	51,192	17,663
Parisian stock basis benefit	(3,895)	—	(3,895)	—
Other items, net	3	121	10	620

Provision (benefit) for income taxes	$(11,185)	$9,521	$132,356	$116,926

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

The Company has made adjustments to its previously issued consolidated financial statements to correct for this error. The effect of the restatement relating to this error on the Company’s Condensed Consolidated Balance Sheet accounts is as follows:

October 29, 2005 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$71,211	$3,399	$74,610	4.8%
Non-current deferred income taxes, net	$250,158	$1,536	$251,694	0.6%
Accrued expenses	$397,108	$26,934	$424,042	6.8%
Total shareholders’ equity	$2,155,639	$(21,999)	$2,133,640	-1.0%

NOTE 3 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and nine months ended October 28, 2006 and October 29, 2005 are as follows (income and shares in thousands):

	For the Three Months Ended October 28, 2006			For the Three Months Ended October 29, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS	$6,178	135,646	$0.05	$225	139,541	$0.00
Effect of dilutive stock options		1,485	—		—	—

Diluted EPS	$6,178	137,131	$0.05	$225	139,541	$0.00

	For the Nine Months Ended October 28, 2006			For the Nine Months Ended October 29, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS	$32,221	135,043	$0.24	$24,590	138,996	$0.18
Effect of dilutive stock options		—	—		—	—

Diluted EPS	$32,221	135,043	$0.24	$24,590	138,996	$0.18

Additionally, the Company had 3,052 and 4,472 option awards of potentially dilutive common stock outstanding at October 28, 2006 and October 29, 2005, respectively, that were not included in the computation of diluted EPS because the Company had a loss for the period or the exercise prices of the options were greater than the average market price of the common shares for the period. There were also 15,413 and 12,307 of potentially exercisable shares under convertible notes at October 28, 2006 and October 29, 2005, respectively, that were not included in the computation of diluted EPS due to the assumption of net share settlement as discussed below.

The Emerging Issues Task Force (“EITF”) reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Furthermore, the Financial Accounting Standards Board (“FASB”) is contemplating an amendment to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share.

NOTE 4 – DISCONTINUED OPERATIONS

On July 5, 2005, Belk acquired from the Company for approximately $623,000 in cash substantially all of the assets directly involved in the Proffitt’s business operations, plus the assumption of approximately $1,000 in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $700,000. After considering the assets and liabilities sold, liabilities settled, transaction fees and severance, the Company realized a net gain of $155,525 on the sale.

Upon the closing of the transaction, Belk entered into a Transition Services Agreement (“Proffitt’s TSA”) whereby the Company continued to provide certain back office services related to the Proffitt’s operations. Beginning with the second quarter of 2006, the back office services were substantially complete, and therefore, the Proffitt’s TSA no longer qualified as continuing involvement in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset.” Accordingly, the results of the Proffitt’s operations are reflected as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

Additionally, on March 6, 2006, the Company sold to Bon-Ton all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG (operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers), either directly or indirectly. The consideration received consisted of approximately $1,115,000 in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35,000 of unfunded benefits liabilities and approximately $35,000 of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75,000 resulting in net cash proceeds to the Company of approximately $1,040,000. The disposition included NDSG’s operations consisting of, among other things, the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores); the administrative/headquarters facilities in Milwaukee, Wisconsin; and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. NDSG stores generated fiscal 2005 revenues of approximately $2,200,000. After considering the basis of the business sold, transaction fees and other costs, the Company realized a net gain of $204,892 on the sale.

Bon-Ton entered into a Transition Service Agreement with the Company (“NDSG TSA”), whereby the Company continued to provide, for varying transition periods, back office services related to the NDSG operations. The back-office services included certain information technology, telecommunications, credit, accounting and store planning services, among others. Bon-Ton compensates the Company for these services, as outlined in the NDSG TSA. The assets and liabilities associated with NDSG were classified as held for sale at October 29, 2005 and January 28, 2006 in the accompanying Condensed Consolidated Balance Sheets. Beginning with the third quarter of 2006, the NDSG TSA no longer qualified as continuing involvement in accordance with SFAS No. 144. Accordingly, the results of the NDSG operations are reflected as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

On October 2, 2006, the Company consummated the sale to Belk of all of the outstanding equity interests of the Company’s subsidiaries that conducted the Parisian business. The consideration received consisted of approximately $285,000 in cash (increased in accordance with a working capital adjustment). A preliminary working capital adjustment based on an estimate of working capital as of the effective time of the transaction increased the amount of cash proceeds by approximately $15,000. In addition, Belk reimbursed the Company at closing for approximately $7,000 in capital expenditures incurred in connection with the construction of four new Parisian stores. Belk also paid the Company a premium associated with the purchase of accounts and accounts receivable from Household Bank (SB), N.A. (now known as HSBC Bank Nevada, N.A.), in the amount of approximately $2,000. The foregoing resulted in total net cash proceeds to the Company of approximately $309,000. The estimated working capital is subject to a final working capital adjustment to determine final amounts as of the effective time of the transaction.

The disposition included Parisian’s operations consisting of, among other things, real and personal property, operating leases and inventory associated with 38 Parisian stores (which generated fiscal 2005 revenues of approximately $723,000), a 125,000 square foot administrative/headquarters facility in Birmingham, Alabama and a 180,000 square foot distribution center located in Steele, Alabama. After considering the basis of the business sold, transaction fees and other costs, the Company realized a loss of $12,816 on the sale.

In connection with the consummation of the Parisian transaction, the Company entered into a Transition Services Agreement with Belk dated September 30, 2006 (“Parisian TSA”). Pursuant to the Parisian TSA, the Company will continue to provide, for varying transition periods, back-office services related to the Company’s former Parisian specialty department store business. The back-office services include information technology, telecommunications, credit, accounting and store planning services, among others. In accordance with SFAS No. 144, the results of the Parisian operations are reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Net sales of the aforementioned businesses that are included within discontinued operations in the accompanying Condensed Consolidated Statements of Income are $111,843 and $670,066 for the three-month periods ended October 28, 2006 and October 29, 2005, respectively, and are $624,290 and $2,219,969 for the nine months ended October 28, 2006 and October 29, 2005, respectively.

The following table represents the assets and liabilities of the disposed businesses:

	January 28, 2006	October 29, 2005
Merchandise inventory	$619,437	$800,996
Property and equipment	$668,519	$655,375
Goodwill and intangibles	$183,083	$224,979
Other current assets	$51,989	$61,894

Accounts payable and other current liabilities	$276,229	$394,833
Other long-term liabilities	$132,367	$149,211

NOTE 5 – HISTORICAL QUARTERLY INFORMATION (UNAUDITED)

The Company is now presenting the results of the disposed SDSG businesses as discontinued operations. The following table represents historical summary quarterly financial information for all periods presented reflecting the disposed businesses as discontinued operations.

	Three Months Ended		Three Months Ended		Three Months Ended January 28, 2006
	April 29, 2006	April 30, 2005	July 29, 2006	July 30, 2005
NET SALES	$684,129	$715,081	$603,833	$600,327	$817,773
Cost of sales (excluding depreciation and amortization)	401,271	427,354	405,329	403,188	543,134

Gross margin	282,858	287,727	198,504	197,139	274,639
Selling, general and administrative expenses	184,889	205,612	196,482	201,582	214,863
Other operating expenses	81,301	80,924	77,685	80,159	86,408
Store pre-opening costs	172	186	117	183	299
Impairments and dispositions	4,330	(3,162)	1,260	541	9,988

OPERATING INCOME (LOSS)	12,166	4,167	(77,040)	(85,326)	(36,919)

Interest expense	(14,045)	(26,013)	(11,598)	(24,210)	(12,713)
Gain (loss) on extinguishment of debt	—	—	7	(28,991)	(355)
Other income, net	8,819	2,258	6,932	2,967	1,256

INCOME (LOSS) BEFORE INCOME TAXES	6,940	(19,588)	(81,699)	(135,560)	(48,731)

Benefit for income taxes	(4,720)	(8,426)	(28,603)	(56,510)	(18,848)

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,660	(11,162)	(53,096)	(79,050)	(29,883)

DISCONTINUED OPERATIONS:
Income from discontinued operations (including gain (loss) on disposal)	208,992	45,671	2,028	176,312	76,167
Provision for income taxes	142,754	18,338	787	89,068	48,526

INCOME FROM DISCONTINUED OPERATIONS	66,238	27,333	1,241	87,244	27,641

NET INCOME (LOSS)	$77,898	$16,171	$(51,855)	$8,194	$(2,242)

Per-Share amounts - Basic
Income (loss) from continuing operations	$0.09	$(0.08)	$(0.39)	$(0.57)	$(0.22)
Income from discontinued operations	$0.49	$0.20	$0.01	$0.63	$0.20
Net Income (Loss)	$0.58	$0.12	$(0.38)	$0.06	$(0.02)

Per-Share Amounts - Diluted
Income (loss) from continuing operations	$0.09	$(0.08)	$(0.39)	$(0.57)	$(0.22)
Income from discontinued operations	$0.49	$0.20	$0.01	$0.63	$0.20
Net Income (Loss)	$0.57	$0.12	$(0.38)	$0.06	$(0.02)

Weighted average common shares:
Basic	134,260	138,326	135,222	139,120	136,406
Diluted	136,097	138,326	135,222	139,120	136,406

NOTE 6 - DEBT AND SHARE ACTIVITY

At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced from $800,000 to $500,000 in March 2006. In September 2006, the maturity date of the revolving credit facility was extended to September 2011.

During June 2006, the Company repurchased a total of approximately $193 in principal amount of senior notes. The repurchase of these notes resulted in a gain on extinguishment of debt of $7.

On July 19, 2005, the Company completed cash tender offers and consent solicitations for three issues of its outstanding senior notes and consent solicitations with respect to two additional issues of its senior notes and its convertible notes. The Company repurchased a total of approximately $585,672 in principal amount of senior notes and received consents from holders of a majority of every issue of its senior notes and of its convertible notes. The notes were repurchased at par, which included a consent fee. The repurchase of these notes resulted in a loss on extinguishment of debt of $28,991 related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

During the three months ended October 28, 2006 the Company repurchased 450 shares of its common stock at a cost of approximately $6,500. At October 28, 2006, there were 37,380 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 7 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan for many employees of the Company. In conjunction with the sale of NDSG, the Company sold to Bon-Ton the assets, and Bon-Ton assumed the liabilities, of the Carson cash balance pension plan. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense related to the Company’s remaining pension plan for the three and nine months ended October 28, 2006 and October 29, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Service cost	$1,200	$1,191	$3,906	$3,573
Interest cost	2,095	2,132	7,568	6,396
Expected return on plan assets	(2,324)	(2,325)	(8,243)	(6,975)
Net amortization of losses and prior service costs	935	923	3,515	2,769

Net periodic pension expense	$1,906	$1,921	$6,746	$5,763

A curtailment of the Company’s pension plan occurred during the quarter due to the benefit accrual freeze effective January 1, 2007 for all participants except those who have attained age 55 and completed 10 years of service as of January 1, 2007 and who continue to be a non-highly compensated employee. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company recognized a pre-tax curtailment gain of $4,303 during the quarter.

The Company voluntarily contributed approximately $11,800 to the Company’s pension plan in June 2006 and expects minimal funding requirements in 2007.

NOTE 8 – SHAREHOLDERS’ EQUITY

On October 3, 2006 the Company’s Board of Directors declared a cash dividend of $4.00 per common share, and the Company reduced shareholders’ equity for the $558,587 dividend.

Approximately $549,000 of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. At October 28, 2006 the entire balance of the dividend was included in Dividend Payable in the accompanying Condensed Consolidated Balance Sheet. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest. As a result of the November 30, 2006 $4.00 per common share dividend payment, the Human Resources and Compensation Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the Company’s long-term incentive plan to adjust the exercise price and number of stock options to reflect the change in the share price on the December 1, 2006 ex-dividend date. In accordance with the provisions of SFAS 123R, “Accounting for Stock-Based Compensation,” the discretionary nature of the anti-dilution provisions will result in a modification of the options. Accordingly, the Company will record a pre-tax non-cash charge of $13,729 in its fourth fiscal quarter.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share to shareholders of record as of April 14, 2006, and the Company reduced shareholders’ equity for the $547,537 dividend. For the nine months ended October 28, 2006, the Company made dividend cash payments totaling $542,766, primarily relating to the $4.00 per common share dividend of which $538,964 was paid on May 1, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

As a result of the May 1, 2006 $4.00 per common share dividend payment, the Human Resources and Compensation Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the Company’s long-term incentive plan to adjust the exercise price and number of stock options to reflect the change in the share price on the May 2, 2006 ex-dividend date. In accordance with the provisions of SFAS 123R, the discretionary nature of the anti-dilution provisions resulted in a modification of the options. Accordingly, the measurement of the fair value of the options before and after the ex-dividend date was required resulting in a pre-tax non-cash charge of approximately $19,600.

The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date		As of January 28, 2006
	Prior to Adjustment	After Adjustment
Options outstanding	7,148	8,845	8,400
Options exercisable	6,870	8,501	8,032
Weighted average exercise price:
Options outstanding	$16.58	$13.40	$15.84
Options exercisable	$16.82	$13.59	$16.08

The following table summarizes the changes in shareholders’ equity for the nine months ended October 28, 2006:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 28, 2006	136,005	$13,601	$1,994,979	$63,270	$(72,467)	$1,999,383
Net income				32,221		32,221
Dividend - March 6, 2006 ($4.00 per share)			(443,147)	(104,390)		(547,537)
Dividend - October 3, 2006 ($4.00 per share)			(558,587)			(558,587)
Elimination of NDSG minimum pension liability					39,381	39,381
Issuance of common stock	2,382	238	29,017			29,255
Income tax benefit related to employee stock plans			5,874			5,874
Net activity under stock compensation plans	(337)	(34)	(6,265)			(6,299)
Stock-based compensation			13,783			13,783
Stock-based compensation SFAS123R dividend adjustment			19,621			19,621
Repurchase of common stock	(450)	(45)	(6,486)			(6,531)

Balance at October 28, 2006	137,600	$13,760	$1,048,789	$(8,899)	$(33,086)	$1,020,564

NOTE 9 – STOCK-BASED COMPENSATION

The Company maintains a stock plan for the granting of options, stock appreciation rights, restricted stock, performance shares, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise term of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to ten years after the grant date and in some cases with accelerated vesting at the discretion of the Company’s Board of Directors.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. Effective the beginning of the first quarter 2006, the Company adopted SFAS No.123R. The adoption of this standard had an immaterial effect on the Company’s third quarter of 2006 condensed consolidated financial statements. Total stock-based compensation expense, net of related tax effects, for the three and nine-month periods ended October 28, 2006 was approximately $2,319 and $20,377, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of EITF No 00-15, “Classification in the Statements of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock based compensation.”

Had compensation cost for the Company’s stock-based compensation plan issuances prior to 2003 been determined under the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	Three Months Ended October 29, 2005	Nine Months Ended October 29, 2005
Net income as reported	$225	$24,590

Add: Stock-based compensation expense included in net income, net of related tax effects	3,355	10,982

Deduct: Total stock-based employee compensation expense determined under the fair value method	(4,022)	(13,606)

Pro forma net income (loss)	$(442)	$21,966

Basic earnings per common share
As reported	$0.00	$0.18
Pro forma	$0.00	$0.16

Diluted earnings per common share
As reported	$0.00	$0.18
Pro forma	$0.00	$0.16

The following table summarizes stock options outstanding at October 28, 2006 and changes during the quarter then ended:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 29, 2006	8,400	$15.84
Granted	—	—
Exercised	(1,218)	11.65
Forfeited	(34)	12.97

Outstanding at April 29, 2006	7,148	$16.58

Dividend Adjustment	1,697	(3.87)
Granted	—	—
Exercised	(205)	9.93
Forfeited	(608)	19.58

Outstanding at July 29, 2006	8,032	$13.06	$22,650

Granted	—	—
Exercised	(907)	11.97
Forfeited	(64)	21.28

Outstanding at October 28, 2006	7,061	$13.06	$45,445

Exercisable at October 28, 2006	6,969	$13.12	$44,433

The total intrinsic value of stock options exercised during the three and nine months ended October 28, 2006 was $4,156 and $14,534, respectively.

The following table summarizes information regarding stock options outstanding at October 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at October 28, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at October 28, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$4.99 to $9.14	2,970	2.6	$7.54	2,918	2.5	$7.55
$9.15 to $13.48	493	3.1	$10.50	453	2.9	$10.51
$13.49 to $20.23	2,115	1.7	$15.05	2,115	1.7	$15.05
$20.24 to $31.44	1,483	1.7	$22.13	1,483	1.7	$22.13

	7,061	2.2	$13.06	6,969	2.2	$13.12

The following table summarizes restricted stock outstanding at October 28, 2006 and changes during the nine months then ended:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 29, 2006	2,440	$14.48
Granted	661	19.72
Restrictions lapsed	(173)	9.60
Forfeited	(1,004)	15.13

Outstanding at April 29, 2006	1,924	$16.66

Granted	35	16.38
Restrictions lapsed	(269)	11.36
Forfeited	—	—

Outstanding at July 29, 2006	1,690	$17.50

Granted	16	15.79
Restrictions lapsed	(98)	12.94
Forfeited	(90)	15.83

Outstanding at October 28, 2006	1,518	$17.71

As of October 28, 2006, the Company had unearned compensation amounts related to non-vested restricted stock of $8,470, included in Additional Paid-In Capital, which will be recognized over a weighted average period of 1 year.

STOCK PURCHASE PLAN

The stock purchase plan provides for the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discount to market value. Under the plan, as of October 28, 2006, employees have contributed $490 to purchase shares at 85% of the lower of the fair market value on the first or last day of the fiscal year. The plan had 335 shares available for issuance as of October 28, 2006.

NOTE 10 - CONTINGENCIES

LEGAL CONTINGENCIES

Investigations

At management’s request, the Audit Committee of the Company’s Board of Directors conducted an internal investigation in 2004 and 2005. In 2004, the Company informed the SEC of the Audit Committee’s internal investigation. Thereafter, the Company was informed by the SEC that it issued a formal order of private investigation. Thereafter, the Company was informed that the

Office of the United States Attorney for the Southern District of New York had instituted an inquiry. The Company believes that the subject of these inquiries includes one or more of the matters that were the subject of the investigations by the Audit Committee and possibly includes related matters. The results of the Audit Committee’s internal investigation have been previously disclosed by the Company. The Company has responded to subpoenas and other requests for information from the SEC, including a subpoena requesting information concerning, among other items, the Company’s allocation to vendors of a portion of markdown costs associated with certain of the Company’s customer loyalty and other promotional activities, as well as information concerning markdowns, earnings, and other financial data for 1999-2003. The Company is continuing to fully cooperate with the SEC and the Office of the United States Attorney.

Vendor Litigation

On May 17, 2005, International Design Concepts, LLC (“IDC”), filed suit against the Company in the United States District Court for the Southern District of New York raising various claims, including breach of contract, fraud and unjust enrichment. The suit alleges that from 1996 to 2003 the Company improperly took chargebacks and deductions for vendor markdowns, which resulted in IDC going out of business. The suit seeks damages in the amount of the unauthorized chargebacks and deductions. IDC filed a second amended complaint on June 14, 2005 asserting an additional claim for damages under the Uniform Commercial Code for vendor compliance chargebacks. On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint against the Company and several of its subsidiaries in the United States Bankruptcy

Court for the Southern District of New York. In its initial complaint the plaintiff, as assignee, alleged breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to the Company’s assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4,000 which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. On August 15, 2006 the plaintiff, as assignee, filed an amended complaint in which it asserts the following claims, among others: (1) defendants applied improper chargebacks to the accounts payable of Kleinert’s, which led to the extreme financial distress and Kleinert’s eventual bankruptcy and Kleinert’s incurred liabilities and lost profits of at least $100,000 and plaintiff requests punitive damages of no less than $50,000 (conversion claim); (2) from 1998- 2003 defendants charged back an amount not less than $4,000 to Kleinert’s and these chargebacks improperly benefited the defendants, and plaintiff requests $4,000 on this claim (unjust enrichment claim); (3) defendants falsely represented that its $4,000 in chargebacks were proper and Kleinert’s reliance on defendants’ misrepresentations caused Kleinert’s to lose not less than $4,000 and caused it to file for bankruptcy resulting in liabilities and lost profits of $100,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (4) defendants wrongfully charged back at least $4,000 and these unwarranted chargebacks assisted Kleinert’s officers and directors in booking fictitious sales revenue and accounts receivable and perpetrating a fraud on Kleinert’s lenders in excess of $25,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (5) defendants used dishonest, improper and unfair means in conducting business with Kleinert’s and interfered with Kleinert’s relationship with its lenders (tortious interference with prospective economic advantage claim); (6) defendants assisted officers of Kleinert’s in breaching their fiduciary duties to Kleinert’s and to its creditors by falsifying borrowing base certificates given to the lenders, and defendants knew that their improper chargeback scheme was assisting these breaches of fiduciary duty by Kleinert’s officers, with respect to which plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting breach of fiduciary duty claim); (7) defendants knew that their improper chargeback scheme was assisting the perpetration of fraud by Kleinert’s officers, and plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting fraud claim); and (8) various fraudulent conveyance claims with respect to which plaintiff requests damages of $4,000.

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

On July 12, 2005, the Board of Directors created a Special Litigation Committee (“SLC”) to investigate the derivative claims and to determine whether the litigation is in the best interests of the Company. On August 17, 2006 the SLC completed its investigation and has concluded that (1) it is not in the best interests of the Company to pursue the claims asserted in the three derivative cases and (2) the cases should be dismissed. The plaintiffs have agreed with the Company and the individual defendants to dismiss the cases with prejudice, and all parties to the cases will request the Court in each derivative case to enter a final order of dismissal.

Other

The Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation requires the Company to review all tax positions accounted for in accordance with SFAS 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. The guidance is effective for fiscal years beginning after December 15, 2006, which the Company intends to adopt in the first quarter of 2007. The Company has commenced the process of evaluating the expected effect of FIN 48 on the Company’s financial position and its results of operations, but it is currently not yet in a position to determine such effects.

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

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement and does not expect it to have a material impact on the Company’s results of operations or financial position.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 will be applied prospectively for fiscal years ending after December 15, 2006. The Company does not anticipate that SFAS No. 158 will have a material effect on the Company’s results of operations or financial position.

NOTE 12 – STORE DISPOSITIONS AND OTHER ACTIVITIES

In October 2004, the Company announced its intention to close 12 Saks Fifth Avenue stores. The net pre-tax charges resulting from closing these stores are principally related to asset impairments, lease terminations, inventory write downs and severance costs, partially offset by gains on the disposition of one or more stores. As it relates to these closings, the Company realized net charges of $6,491 during the nine months ended October 28, 2006, primarily relating to lease termination costs at closed stores. The Company realized net gains of $597 during the nine months ended October 29, 2005, primarily resulting from net gains from the sale of closed stores, offset in-part by severance charges, markdowns and other costs associated with the closings. Severance costs represent the portion of accrued benefits for employees that will exit when the stores are closed. Lease termination costs are included in Impairments and Dispositions, markdown charges are included in Gross Margin, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income.

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate. The Company also performs an asset impairment analysis at each fiscal year end. During the nine months ended October 28, 2006, the Company incurred net charges of $1,946 related to asset impairments and other costs. During the nine months ended October 29, 2005, the Company incurred net charges of $628 related to asset impairments and other costs. Asset impairments are included in Impairments and Dispositions and severance costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income. There were no amounts payable related to these charges at October 28, 2006.

During the three and nine months ended October 29, 2005, the Company also recorded a $16,514 gain related to the estimated insurance settlement on the Saks Fifth Avenue store in New Orleans which suffered substantial water, fire, and other damage related to Hurricane Katrina. The New Orleans store is covered by both property damage and business interruption insurance. The property damage coverage was paid to repair and/or replace the physical property damage and inventory loss, and the business interruption coverage reimbursed the Company for lost profits as well as continuing expenses related to loss mitigation, recovery, and reconstruction for the full duration of the reconstruction period plus three months. The Company reopened the New Orleans store on November 16, 2006. The gain, which represents the excess of the replacement cost over the net book value of the property, was included in Impairments and Dispositions in the accompanying Consolidated Statements of Income.

NOTE 13 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and nine-month periods ended October 28, 2006 and October 29, 2005 and as of January 28, 2006 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At October 28, 2006, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$754,715	$12,678		$767,393
Merchandise inventories		823,699		823,699
Other current assets		159,363		159,363
Deferred income taxes, net		31,521		31,521

Total Current Assets	754,715	1,027,261	—	1,781,976
Property and Equipment, net		1,108,330		1,108,330
Goodwill and Intangibles, net		331		331
Deferred Income Taxes, net		158,370		158,370
Other Assets	11,905	22,893		34,798
Investment in and Advances to Subsidiaries	1,442,163		($1,442,163)

Total Assets	$2,208,783	$2,317,185	($1,442,163)	$3,083,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$283,972		$283,972
Accrued expenses and other current liabilities	$10,471	380,161		390,632
Dividend payable	564,987			564,987
Current portion of long-term debt		6,890		6,890

Total Current Liabilities	575,458	671,023	—	1,246,481
Long-Term Debt	612,278	69,392		681,670
Other Long-Term Liabilities	483	134,607		135,090
Investment by and Advances from Parent		1,442,163	($1,442,163)
Shareholders’ Equity	1,020,564			1,020,564

Total Liabilities and Shareholders’ Equity	$2,208,783	$2,317,185	($1,442,163)	$3,083,805

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$697,041		$697,041
Costs and expenses
Cost of sales		404,610		404,610
Selling, general and administrative expenses	$1,843	180,484		182,327
Other operating expenses	21	81,106		81,127
Store pre-opening costs		70		70
Impairments and dispositions		2,420		2,420

Operating income (loss)	(1,864)	28,351	—	26,487
Other income (expense)
Equity in earnings of subsidiaries - continuing operations	15,947		($15,947)
Interest expense	(10,072)	(2,036)		(12,108)
Other income, net	6,197			6,197

Income from continuing operations before provision (benefit) for income taxes	10,208	26,315	(15,947)	20,576
Provision (benefit) for income taxes	(2,270)	10,368		8,098

Income from continuing operations	12,478	15,947	(15,947)	12,478

Discontinued operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(6,300)		6,300
Loss from discontinued operations (including loss on disposal of $13,071)		(17,485)		(17,485)
Benefit for income taxes		(11,185)		(11,185)

Loss from discontinued operations	(6,300)	(6,300)	6,300	(6,300)

Net income	$6,178	$9,647	($9,647)	$6,178

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,985,003		$1,985,003
Costs and expenses
Cost of sales		1,211,210		1,211,210
Selling, general and administrative expenses	$5,171	558,527		563,698
Other operating expenses	102	240,011		240,113
Store pre-opening costs		359		359
Impairments and dispositions		8,010		8,010

Operating loss	(5,273)	(33,114)	—	(38,387)
Other income (expense)
Equity in earnings of subsidiaries - continuing operations	(21,607)		$21,607
Interest expense	(30,403)	(7,348)		(37,751)
Gain on extinguishment of debt	7			7
Other income, net	21,948			21,948

Loss from continuing operations before benefit for income taxes	(35,328)	(40,462)	21,607	(54,183)
Benefit for income taxes	(6,370)	(18,855)		(25,225)

Loss from continuing operations	(28,958)	(21,607)	21,607	(28,958)

Discontinued operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	61,179		(61,179)
Income from discontinued operations (including gain on disposal of $192,076)		193,535		193,535
Provision for income taxes		132,356		132,356

Income from discontinued operations	61,179	61,179	(61,179)	61,179

Net income (loss)	$32,221	$39,572	($39,572)	$32,221

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$32,221	$39,572	($39,572)	$32,221
Income from discontinued operations	61,179	61,179	(61,179)	61,179

Loss from continuing operations	(28,958)	(21,607)	21,607	(28,958)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries - continuing operations	21,607		(21,607)
Excess tax benefit from exercise of stock options	(3,212)			(3,212)
Depreciation and amortization		93,089		93,089
Equity compensation	33,404			33,404
Deferred income taxes		121,147		121,147
Impairments and dispositions		7,466		7,466
Loss on extinguishment of debt	(7)			(7)
Changes in operating assets and liabilities, net	4,191	(126,110)		(121,919)

Net Cash Provided By Operating Activities - Continuing Operations	27,025	73,985	—	101,010
Net Cash Used In Operating Activities - Discontinued Operations		(120,494)		(120,494)

Net Cash Provided By (Used In) Operating Activities	27,025	(46,509)	—	(19,484)
INVESTING ACTIVITIES
Purchases of property and equipment		(78,515)		(78,515)
Proceeds from the sale of assets		171		171

Net Cash Used In Investing Activities - Continuing Operations	—	(78,344)	—	(78,344)
Net Cash Provided By Investing Activities - Discontinued Operations		1,307,230		1,307,230

Net Cash Provided By Investing Activities	—	1,228,886	—	1,228,886
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	1,198,783	(1,198,783)
Payments on long-term debt and capital lease obligations	(263)	(5,167)		(5,430)
Payment of dividend	(542,766)			(542,766)
Purchases and retirements of common stock	(6,531)			(6,531)
Excess tax benefit from exercise of stock options	3,212			3,212
Proceeds from issuance of common stock	29,255			29,255

Net Cash Providee By (Used In) Financing Activities - Continuing Operations	681,690	(1,203,950)	—	(522,260)
Net Cash Used In Financing Activities - Discontinued Operations		(149)		(149)

Net Cash Provided By (Used In) Financing Activities	681,690	(1,204,099)	—	(522,409)
Increase (Decrease) In Cash and Cash Equivalents	708,715	(21,722)		686,993
Cash and Cash Equivalents at beginning of period	46,000	31,312		77,312
Plus: Cash and cash equivalents included in assets held for sale at beginning of year		3,088		3,088

Cash and Cash Equivalents at end of period	$754,715	$12,678	—	$767,393

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 29, 2005

(Dollar Amounts In Thousands)

	RESTATED
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents		$27,886		$27,886
Merchandise inventories		1,011,064		1,011,064
Other current assets		129,822		129,822
Deferred income taxes, net		74,610		74,610
Current assets - held for sale	$5,435	648,688		654,123

Total Current Assets	5,435	1,892,070	—	1,897,505
Property and Equipment, net		1,358,694		1,358,694
Property and Equipment, net - held for sale	4,053	432,110		436,163
Goodwill and Intangibles, net		235,162		235,162
Deferred Income Taxes, net		251,694		251,694
Other Assets	14,126	29,579		43,705
Other Assets - held for sale		12,072		12,072
Investment in and Advances to Subsidiaries	2,734,855		($2,734,855)

Total Assets	$2,758,469	$4,211,381	($2,734,855)	$4,234,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$298,080		$298,080
Accrued expenses and other current liabilities	$8,595	415,447		424,042
Dividend payable	1,919			1,919
Current portion of long-term debt		7,519		7,519
Current liabilities - held for sale	1,359	289,612		290,971

Total Current Liabilities	11,873	1,010,658	—	1,022,531
Long-Term Debt	612,356	105,727		718,083
Long-Term Debt - held for sale		33,819		33,819
Other Long-Term Liabilities	600	235,489		236,089
Other Long-Term Liabilities - held for sale		90,833		90,833
Investment by and Advances from Parent		2,734,855	($2,734,855)
Shareholders’ Equity	2,133,640			2,133,640

Total Liabilities and Shareholders’ Equity	$2,758,469	$4,211,381	($2,734,855)	$4,234,995

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 29, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$645,152		$645,152
Costs and expenses
Cost of sales		381,157		381,157
Selling, general and administrative expenses	$1,861	206,576		208,437
Other operating expenses	25	80,057		80,082
Store pre-opening costs		559		559
Impairments and dispositions		(15,215)		(15,215)

Operating loss	(1,886)	(7,982)	—	(9,868)
Other income (expense)
Equity in earnings of subsidiaries - continuing operations	(6,031)		$6,031
Interest expense	(12,030)	(2,222)		(14,252)
Loss on extinguishment of debt	(29)			(29)
Other income, net	1,224			1,224

Loss from continuing operations before benefit for income taxes	(18,752)	(10,204)	6,031	(22,925)
Benefit for income taxes	(5,204)	(4,173)		(9,377)

Loss from continuing operations	(13,548)	(6,031)	6,031	(13,548)
Discontinued operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	13,278		(13,278)	—
Income from discontinued operations (including loss on disposal of $913)	837	22,457		23,294
Provision for income taxes	342	9,179		9,521

Income from discontinued operations	13,773	13,278	(13,278)	13,773

Net income (loss)	$225	$7,247	($7,247)	$225

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 29, 2005

(Dollar Amounts In Thousands)

	Restated
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,960,560		$1,960,560
Costs and expenses
Cost of sales		1,211,699		1,211,699
Selling, general and administrative expenses	$5,563	610,068		615,631
Other operating expenses	87	241,078		241,165
Store pre-opening costs		928		928
Impairments and dispositions		(17,836)		(17,836)

Operating loss	(5,650)	(85,397)	—	(91,027)
Other income (expense)
Equity in earnings of subsidiaries - continuing operations	(80,350)		$80,350
Interest expense	(12,030)	(52,445)		(64,475)
Loss on extinguishment of debt	(29,020)			(29,020)
Other income, net	6,449			6,449

Loss from continuing operations before benefit for income taxes	(120,601)	(137,822)	80,350	(178,073)
Benefit for income taxes	(16,841)	(57,472)		(74,313)

Loss from continuing operations	(103,760)	(80,350)	80,350	(103,760)
Discontinued operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	127,862		(127,862)
Income from discontinued operations (including gain on disposal of $156,003)	837	244,439		245,276
Provision for income taxes	349	116,577		116,926

Income from discontinued operations	128,350	127,862	(127,862)	128,350

Net income (loss)	$24,590	$45,317	($45,317)	$24,590

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 29, 2005

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$24,590	$45,317	($45,317)	$24,590
Income from discontinued operations	128,350	127,862	(127,862)	128,350

Loss from continuing operations	(103,760)	(82,545)	82,545	(103,760)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries - continuing operations	82,545		(82,545)
Extraordinary loss on extinguishment of debt	29,020			29,020
Depreciation and amortization	789	94,192		94,981
Equity compensation	16,612			16,612
Deferred income taxes		23,554		23,554
Impairments and dispositions		(17,836)		(17,836)
Changes in operating assets and liabilities, net	18,275	(208,896)		(190,621)

Net Cash Provided By (Used In) Operating Activities - Continuing Operations	43,481	(191,531)	—	(148,050)
Net Cash Used In Operating Activities - Discontinued Operations		31,490		31,490

Net Cash Provided By (Used In) Operating Activities	43,481	(160,041)	—	(116,560)
INVESTING ACTIVITIES
Purchases of property and equipment		(90,166)		(90,166)
Proceeds from the sale of assets		13,236		13,236

Net Cash Used In Investing Activities - Continuing Operations	0	(76,930)	—	(76,930)
Net Cash Provided By Investing Activities - Discontinued Operations		537,416		537,416

Net Cash Provided By Investing Activities	—	460,486	—	460,486
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	301,584	(301,584)
Proceeds from issueing convertible senior notes				0
Proceeds from revolving credit facility	27,000			27,000
Payments on long-term debt and capital lease obligations	(607,158)	(12,324)		(619,482)
Cash dividends paid	(505)			(505)
Proceeds from issuance of common stock	23,109			23,109

Net Cash Used In Financing Activities - Continuing Operations	(255,970)	(313,908)	—	(569,878)
Net Cash Used In Financing Activities - Discontinued Operations		(183)		(183)

Net Cash Used In Financing Activities	(255,970)	(314,091)	—	(570,061)
Decrease In Cash and Cash Equivalents	(212,489)	(13,646)		(226,135)
Cash and Cash Equivalents at beginning of period	212,001	45,103		257,104
Less: Cash and cash equivalents included in assets held for sale at end of year		(3,083)		(3,083)

Cash and Cash Equivalents at end of period	$(488)	$28,374	—	$27,886

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$46,000	$31,312		$77,312
Merchandise inventories		807,211		807,211
Other current assets		165,085		165,085
Deferred income taxes, net		119,558		119,558
Current assets - held for sale	4,225	471,260		475,485

Total Current Assets	50,225	1,594,426	—	1,644,651

Property and Equipment, net		1,340,868		1,340,868
Property and Equipment, net - held for sale	4,098	432,314		436,412
Goodwill and Intangibles, net		181,644		181,644
Goodwill and Intangibles, net - held for sale		1,789		1,789
Deferred Income Taxes, net		191,480		191,480
Other Assets	13,737	28,812		42,549
Other Assets - held for sale		11,332		11,332
Investment in and Advances to Subsidiaries	2,558,067		$(2,558,067)

Total Assets	$2,626,127	$3,782,665	$(2,558,067)	$3,850,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$190,064		$190,064
Accrued expenses and other current liabilities	$11,164	437,322		448,486
Dividend payable	1,629			1,629
Current portion of long-term debt		7,803		7,803
Current liabilities - held for sale	1,056	196,012		197,068

Total Current Liabilities	13,849	831,201	—	845,050

Long-Term Debt	612,295	75,785		688,080
Long-Term Debt - held for sale		34,656		34,656
Other Long-Term Liabilities	600	202,983		203,583
Other Long-Term Liabilities - held for sale		79,973		79,973
Investment by and Advances from Parent		2,558,067	$(2,558,067)
Shareholders’ Equity	1,999,383			1,999,383

Total Liabilities and Shareholders’ Equity	$2,626,127	$3,782,665	$(2,558,067)	$3,850,725

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to provide an analytical view of the business from management’s perspective and has four major components:

•	Management’s Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

MD&A should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report.

MANAGEMENT’S OVERVIEW

GENERAL

Saks Incorporated and its subsidiaries (together the “Company”) operations consist of Saks Fifth Avenue, Off Fifth, and Club Libby Lu. Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the current and prior year periods.

Saks Fifth Avenue stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. Customers may also purchase Saks Fifth Avenue products by catalog or online at saks.com. Off Fifth is intended to be the premier luxury off-price retailer in the United States. Off Fifth stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics and decorative home furnishings, targeting the value-conscious customer. Club Libby Lu consists of mall-based specialty stores, targeting girls aged 4-12 years old. At October 28, 2006, Saks operated 53 Saks Fifth Avenue stores with 5.9 million square feet, 50 Off 5th units with 1.4 million square feet, and 62 Club Libby Lu specialty stores with 0.1 million square feet.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in the Company’s 2005 Annual Report on Form 10-K, the Company discovered that there was an error in the restatement of the consolidated financial statements contained in the Company’s 2004 Annual Report on Form 10-K. The error resulted from clerical mistakes in the computation, preparation and review of the tax effect of the restatement adjustments to financial statements prior to February 2, 2002. The correction of the error was reported as a restatement of consolidated shareholders’ equity at February 2, 2002. The error affected the Company’s consolidated balance sheets and statements of shareholders’ equity and had no effect on the Company’s consolidated statements of income, EPS or cash flows for any year currently presented.

The Company has made adjustments to its previously issued consolidated financial statements to correct for this error. The effect of the restatement relating to this error on the Company’s Condensed Consolidated Balance Sheet accounts is as follows:

October 29, 2005 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Current deferred income taxes, net	$71,211	$3,399	$74,610	4.8%
Non-current deferred income taxes, net	$250,158	$1,536	$251,694	0.6%
Accrued expenses	$397,108	$26,934	$424,042	6.8%
Total shareholders’ equity	$2,155,639	$(21,999)	$2,133,640	-1.0%

DISCONTINUED OPERATIONS

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

On March 6, 2006, the Company sold to Bon-Ton all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG, either directly or indirectly. The consideration received consisted of approximately $1.12 billion in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35 million of unfunded benefit liabilities and approximately $35 million of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75 million resulting in net cash proceeds to the Company of approximately $1.04 billion. The disposition included NDSG’s operations consisting of, among other things, the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores); the administrative/headquarters facilities in Milwaukee, Wisconsin; and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. NDSG generated fiscal 2005 revenues of approximately $2.2 billion. After considering the basis of the business sold, transaction fees and other costs, the Company realized a net gain of $204.9 million on the sale.

On October 2, 2006, the Company consummated the sale to Belk of all of the outstanding equity interests of the Company’s subsidiaries that conducted the Parisian specialty department store business (“Parisian”). The consideration received consisted of approximately $285 million in cash (increased in accordance with a working capital adjustment). A preliminary working capital adjustment based on an estimate of working capital as of the effective time of the transaction increased the amount of cash proceeds by approximately $15 million. In addition, Belk reimbursed the Company at closing for approximately $7 million in capital expenditures incurred in connection with the construction of four new Parisian stores. Belk also paid the Company a premium associated with the purchase of accounts and accounts receivable from Household Bank (SB), N.A. (now known as HSBC Bank Nevada, N.A.), in the amount of approximately $2 million. The foregoing resulted in total net cash proceeds to the Company of approximately $309 million. The estimated working capital is subject to a final working capital adjustment to determine final amounts as of the effective time of the transaction. The disposition included Parisian’s operations consisting of, among other things, real and personal property, operating leases and inventory associated with 38 Parisian stores (which generated fiscal 2005 revenues of approximately $723 million), an administrative/headquarters facility in Birmingham, Alabama and a distribution center located in Steele, Alabama. After considering the basis of the business sold, transaction fees and other costs, the Company realized a loss of $12.8 million on the sale.

FINANCIAL PERFORMANCE SUMMARY

The Company recorded income from continuing operations of $12.5 million, or $0.09 per share compared to a loss from continuing operations of $13.5 million, or $0.10 per share, for the three months ended October 28, 2006 and October 29, 2005, respectively. After recognition of the Company’s after-tax loss from discontinued operations of $6.3 million, or $0.05 per share, related to the sale of the Parisian business, net income totaled $6.2 million, or $0.05 per share, for the third quarter ended October 28, 2006. For the three months ended October 29, 2005, net income totaled $0.2 million, or $0.00 per share, after recognition of the Company’s after-tax gain from discontinued operations of $13.8 million, or $0.09 per share.

The three-month period ended October 28, 2006 included net after-tax charges totaling $1.7 million, or $.01 per share, primarily related to asset impairments and dispositions. The current year third quarter also included legal and other expenses related to the investigations as described in “Part I - Financial Information, Note 10 - Legal Contingencies” of this Form 10-Q totaling approximately $0.4 million (net of taxes), approximately $4.7 million (net of taxes), or $0.03 per share, of severance and retention expenses as the Company downsizes its organizational structure following the disposition of its SDSG businesses, and a gain of $2.6 million (net of taxes), or $0.02 per share, related to a one-time gain on the curtailment of the Company’s pension plan.

The three-month period ended October 29, 2005 included a net after-tax gain of $9.4 million, primarily related to a $10.0 million (net of taxes), or $0.07 per share, net gain related to the estimated insurance settlement on the New Orleans store that was damaged by Hurricane Katrina. The prior year third quarter also included approximately $6.2 million (net of taxes), or $0.04 per share, of severance and retention expenses, legal and other expenses related to the investigations totaling approximately $4.6 million (net of taxes), or $0.03 per share, expenses of $1.6 million (net of taxes), or $0.01 per share, related to the insurance deductible for the New Orleans store, and income of $2.2 million (net of taxes), or $0.02 per share, related to the Visa/Mastercard antitrust litigation settlement.

The Company recorded a loss from continuing operations of $29.0 million, or $0.21 per share compared to a loss from continuing operations of $103.8 million, or $0.75 per share, for the nine months ended October 28, 2006 and October 29, 2005, respectively. After recognition of the Company’s after-tax gain from discontinued operations of $61.2 million, or $0.45 per share, net income totaled $32.2 million, or $0.24 per share for the nine-month period ended October 28, 2006. Comparably, net income for the nine months ended October 29, 2005 totaled $24.6 million, or $0.17 per share, after recognition of the Company’s after-tax gain on discontinued operations of $128.4 million.

The nine-month period ended October 28, 2006 included net after-tax charges totaling $17.9 million, or $.13 per share, primarily related to a $12.8 million (net of taxes), or $0.09 per share, a non-cash charge related to the treatment under Financial Accounting Standard (SFAS) No. 123R “Accounting for Stock-Based Compensation,” of the anti-dilution adjustment made to outstanding options related to the Company’s $4 per common share dividend paid in May 2006 and $5.1 million (net of taxes), or $0.04 per share, of other charges largely related to asset impairments and dispositions. The current year period also included expenses of approximately $2.2 million (net of taxes), or $0.02 per share, related to legal and other costs associated with the previously disclosed investigations, expenses of approximately $12.3 million (net of taxes), or $0.09 per share, related to retention and severance, income of approximately $2.5 million (net of taxes), or $0.02 per share, due to the favorable conclusion of certain tax examinations, and a gain of $2.6 million (net of taxes), or $0.02 per share, related to a one-time gain on modifications made to the Company’s pension plan.

The comparable prior year period included a net after-tax loss of $7.6 million or $0.05 per share, primarily related to a $17.7 million (net of taxes), or $0.12 per share, loss on debt extinguishment, partially offset by net gains of $10.1 million (net of taxes), or $0.07 per share, principally related to the insurance settlement on the New Orleans store. The prior year nine months ended October 29, 2005 also included legal and other expenses related to the investigations totaling approximately $10.1 million (net of taxes), or $0.07 per share, approximately $9.6 million (net of taxes), or $0.07 per share, of severance and retention expenses, expenses of $1.6 million (net of taxes), or $0.01 per share, related to the insurance deductible for the New Orleans store, and income of $0.9 million (net of taxes), or $0.02 per share, relating to the Visa/MasterCard antitrust litigation settlement.

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

	Three Months Ended		Nine Months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	58.0%	59.1%	61.0%	61.8%
Selling, general & administrative expenses	26.2%	32.3%	28.4%	31.4%
Other operating expenses	11.6%	12.4%	12.1%	12.3%
Store pre-opening costs	0.0%	0.1%	0.0%	0.0%
Impairments and dispositions	0.3%	-2.4%	0.4%	-0.9%

Operating income (loss)	3.8%	-1.5%	-1.9%	-4.6%
Other income (expense):
Interest expense	-1.7%	-2.2%	-1.9%	-3.3%
Gain (loss) on extinguishment of debt	0.0%	0.0%	0.0%	-1.5%
Other income, net	0.9%	0.2%	1.1%	0.3%

Income (loss) before income taxes	3.0%	-3.6%	-2.7%	-9.1%

Provision (benefit) for income taxes	1.2%	-1.5%	-1.3%	-3.8%

Income (loss) from continuing operations	1.8%	-2.1%	-1.5%	-5.3%

Discontinued operations:
Income (loss) from discontinued operations (including gain (loss) on disposal)	-2.5%	3.6%	9.7%	12.5%
Provision (benefit) for income taxes	-1.6%	1.5%	6.7%	6.0%

Income (loss) from discontinued operations	-0.9%	2.1%	3.1%	6.5%

Net income	0.9%	0.0%	1.6%	1.3%

THREE MONTHS ENDED OCTOBER 28, 2006 COMPARED TO THREE MONTHS ENDED OCTOBER 29, 2005

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended October 29, 2005 to the three-month period ended October 28, 2006:

(In Millions)	Total Company
For the three months ended October 29, 2005	$(9.9)

Store sales and margin	28.4
Operating expenses	25.6
Impairments and dispositions	(17.6)

Increase	36.4

For the three months ended October 28, 2006	$26.5

For the three-month period ended October 28, 2006, operating income improved to $26.5 million from an operating loss of $9.9 million in the same period last year. The improvement in operating income for the quarter was driven by an 8.8% increase in comparable store sales, a 110 basis point improvement in the gross margin rate due to improved sell-throughs of full priced merchandise, and a $26.1 million or 13% decline in SG&A expenses, which caused a 610 basis point improvement in the expense rate as a percent of sales. The SG&A expense and rate reduction was primarily due to improved expense leverage resulting from expense control, coupled with increasing comparable store sales, continued progress on the Company’s corporate infrastructure downsizing, and the elimination or reduction of items that the Company does not expect to be long-term continuing obligations such as investigation expenses, severance/retention expenses, and insurance deductible expenses related to the New Orleans store. The improvement in operating income was partially offset by a $17.6 million year-over-year increase in impairments and dispositions costs, primarily resulting from the $16.5 million gain recognized in the prior year quarter related to the New Orleans store insurance settlement.

NET SALES

For the three months ended October 28, 2006, total sales increased 8.0% to $697.0 million from $645.2 million for the three months ended October 29, 2005. Similarly, consolidated comparable store sales increased 8.8% year-over-year. The net effect of sales from new and closed stores resulted in a $3.3 million reduction.

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

GROSS MARGIN

For the three months ended October 28, 2006, gross margin was $292.4 million, or 42.0% of net sales, compared to $264.0 million, or 40.9% of net sales, for the three months ended October 29, 2005. The improvement in gross margin dollars and the gross margin rate was principally attributable to improved sell-throughs of full priced merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended October 28, 2006, SG&A was $182.3 million, or 26.2% of net sales, compared to $208.4 million, or 32.3% of net sales, for the three months ended October 29, 2005. Approximately one-half of the net decrease of $26.1 million in expenses and the decrease in expense rate was due to improved expense leverage resulting from expense control, coupled with increasing comparable store sales and continued progress on the Company’s corporate infrastructure downsizing. The balance of the decline was primarily attributable to a year-over-year elimination or reduction in items that the Company does not expect to be long-term continuing obligations such as investigation expenses ($6.8 million), severance/retention expenses ($2.3 million), and insurance deductible expenses related to the New Orleans store ($2.7 million).

OTHER OPERATING EXPENSES

For the three months ended October 28, 2006, other operating expenses, including store pre-opening costs, were $81.2 million, or 11.6% of net sales, compared to $80.6 million, or 12.5% of net sales, for the three months ended October 29, 2005. The modest increase of $0.6 million was driven primarily by higher store costs. As a percent of sales, other operating expenses decreased 90 basis points in 2006, reflecting the ability to leverage increased occupancy expenses on the increased sales.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended October 28, 2006, the Company realized losses from impairments and dispositions of $2.4 million, or 0.3% of net sales, compared to a gain of $15.2 million, or 2.4% of net sales, for the three months ended October 29, 2005. The current quarter net charges were primarily due to lease termination costs related to store closings. The prior quarter net gains primarily related to the insurance settlement received on the New Orleans store.

INTEREST EXPENSE

For the three months ended October 28, 2006, interest expense was $12.1 million, or 1.7% of net sales, compared to $14.3 million, or 2.2% of net sales, for the three months ended October 29, 2005. The improvement of $2.2 million was primarily due to the reduction in debt resulting from the repurchase of $21.4 million of senior notes in August 2005.

INCOME TAXES

For continuing operations, the effective income tax rates for the three-month periods ending October 28, 2006 and October 29, 2005 were 39.4% and 40.9%, respectively. The effective income tax rates for discontinued operations for the three-month period ending October 28, 2006 and October 29, 2005 were 64.0% and 40.9%, respectively. The increase in the effective rate for discontinued operations for the three-month period ended October 28, 2006 was primarily the result of a tax benefit from the sale of the Parisian business. This benefit was generated from the sale of Parisian stock although both parties have agreed that the transaction may still be structured as an asset sale for tax purposes if a mutual agreement is reached by June 2007.

NINE MONTHS ENDED OCTOBER 28, 2006 COMPARED TO NINE MONTHS ENDED OCTOBER 29, 2005

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the nine-month period ended October 29, 2005 to the nine-month period ended October 28, 2006:

(In Millions)	Total Company
For the nine months ended October 29, 2005	$(91.0)

Store sales and margin	24.9
Operating expenses	53.5
Impairments and dispositions	(25.8)

Increase	52.6

For the nine months ended October 28, 2006	$(38.4)

For the nine-month period ended October 28, 2006, the Company’s operating loss totaled $38.4 million, a 58% improvement from the $91.0 million loss in the same period last year. Operating income was positively impacted by a 3.2% increase in comparable store sales, an 80 basis point improvement in the gross margin rate due to improved sell-throughs of full priced merchandise, and a $51.9 million or 8% decline in SG&A expenses, which caused a 300 basis point improvement in the expense rate as a percent of sales. The SG&A expense and rate reduction was primarily due to improved expense leverage as a result of expense control coupled with a comparable store sales increase as well as continued progress on the Company’s corporate infrastructure downsizing. Additionally, the elimination or reduction of items that the Company does not expect to be long-term continuing obligations such as investigation expenses, severance/retention expenses, and insurance deductible expenses related to the New Orleans store. The improvement in operating income was partially offset by a $25.8 million year-over-year increase in impairments and dispositions costs, primarily resulting from the $16.5 million gain recognized in the prior year period related to the New Orleans store insurance settlement and $8.0 million in current period charges related mainly to store closings.

NET SALES

For the nine months ended October 28, 2006 and October 29, 2005, total sales were $1,985.0 million and $1,960.6 million, respectively, representing a 1.2% increase year-over-year and a consolidated comparable store sales increase of 3.2%. The net effect of sales from new and closed stores resulted in a $30.0 million reduction.

GROSS MARGIN

For the nine months ended October 28, 2006, gross margin was $773.8 million, or 39.0% of net sales, compared to $748.9 million, or 38.2% of net sales, for the nine months ended October 29, 2005. The improvement in gross margin dollars and the gross margin rate was principally attributable to improved sell-throughs of full priced merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the nine months ended October 28, 2006, SG&A was $563.7 million, or 28.4% of net sales, compared to $615.6 million, or 31.4% of net sales, for the nine months ended October 29, 2005. The net decrease of $51.9 million in expenses was principally due to expense improvement resulting from the Company’s corporate infrastructure downsizing. Additionally, SG&A expense decreased as a result of a $13.0 million decrease in investigation related expenses, a $3.4 million reduction in year-over-year equity compensation costs, and a $2.7 million reduction in insurance deductible expenses related to the New Orleans store. The decrease in SG&A expenses was partially offset by the $19.6 million current period charge associated with SFAS 123R and a year-over-year increase of $4.9 million in retention costs associated with the strategic alternatives process.

OTHER OPERATING EXPENSES

For the nine months ended October 28, 2006, other operating expenses, including store pre-opening costs, were $240.5 million, or 12.1% of net sales, compared to $242.1 million, or 12.3% of net sales, for the nine months ended October 29, 2005. As a percent of sales, other operating expenses decreased slightly, reflecting the ability to leverage essentially flat costs and a comparable store sales increase.

IMPAIRMENTS AND DISPOSITIONS

For the nine months ended October 28, 2006, the Company recognized net charges from impairments and dispositions of $8.0 million compared to net gains of $17.8 million for the nine months ended October 29, 2005. The current period net charges were primarily due to lease termination costs related to store closings, while the prior period net gains primarily related to the insurance settlement received on the New Orleans store.

INTEREST EXPENSE

For the nine months ended October 28, 2006, interest expense was $37.8 million, or 1.9% of net sales, compared to $64.5 million, or 3.3% of net sales, for the nine months ended October 29, 2005. The improvement of $26.7 million was primarily due to the reduction in debt resulting from the repurchase of $585.7 million and $21.4 million of senior notes in July 2005 and August 2005, respectively.

GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT

During the nine months ended October 28, 2006, the Company repurchased a total of approximately $0.2 million in principal amount of senior notes. The repurchase of these notes resulted in a gain on extinguishment of debt of $7 thousand. For the nine months ended October 29, 2005, the Company repurchased a total of approximately $607.1 million in principal amount of senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.0 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

INCOME TAXES

For continuing operations, the effective income tax rates for the nine-month periods ending October 28, 2006 and October 29, 2005 were 46.6% and 41.7%, respectively. The increase in the effective rate for the nine-month period ending October 28, 2006 was primarily the result of a benefit recognized to reduce tax reserves resulting from the conclusion of certain state tax examinations. The effective income tax rates for discontinued operations for the nine-month periods ending October 28, 2006 and October 29, 2005 were 68.4% and 47.7%, respectively. The increase in the effective rate for discontinued operations for the nine-month period ended October 28, 2006 was primarily the result of the write-off of goodwill related to the sale of the NDSG business, a substantial portion of which was non-deductible for tax purposes, offset by the tax benefit as a result of the sale of the Parisian business.

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

Cash provided by (used in) operating activities from continuing operations was $101.0 million for the nine months ended October 28, 2006 and ($148.1) million for the nine months ended October 29, 2005. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. The $249.1 million increase in 2006 from 2005 was largely due to the change in deferred income taxes.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at October 28, 2006 decreased from October 29, 2005 largely due to a reduction in merchandise inventory related to the sale of NDSG and Parisian. Offsetting this decrease was a comparable inventory increase of 3.0%.

Cash used in investing activities from continuing operations was $78.3 million for the nine months ended October 28, 2006 and $76.9 million for the nine months ended October 29, 2005. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $1.4 million increase in cash used in investing activities is primarily due to a reduction in proceeds received from the sale of property and equipment.

Property and equipment amounts at October 28, 2006 decreased from October 29, 2005 amounts primarily due to the disposal of assets related to the sale of NDSG and Parisian, depreciation on existing assets during the last twelve months and to store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at October 28, 2006 also decreased from October 29, 2005 due to the sale of NDSG and Parisian, the SDSG goodwill impairment charges taken in the fourth quarter of 2005 and amortization expense during the last twelve months.

Cash used in financing activities was $522.3 million for the nine months ended October 28, 2006 and $569.9 million for the nine months ended October 29, 2005. The current period use primarily relates to the payment of cash dividends totaling $542.8 million, while the prior period use primarily relates to the repurchase of approximately $607.1 million in principal amount of senior notes related to the completion of the tender offers and consent solicitations.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its revolving credit facility. At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced from $800 million to $500 million in March 2006. In September 2006, the maturity date of the revolving credit facility was extended to September 2011. At October 28, 2006 and October 29, 2005, the Company maintained cash and cash equivalent balances of $767.4 million and $31.0 million, respectively. At October 28, 2006, the Company had no borrowings under its $500 million revolving credit facility, and had $79.9 million in unfunded letters of credit representing utilization of availability under the facility, leaving unutilized availability under the facility of $420.1 million. The amount of cash borrowed under the Company’s revolving credit facility is influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

The Company continuously focuses on effectively and efficiently deploying cash to generate shareholder value. Accordingly, the Company plans to maintain a portion of its existing cash on hand to provide flexibility for further balance sheet refinements, to invest in its core businesses, and to cover any transition costs related to the disposition of Proffitt’s, NDSG and Parisian. The Company’s current plan is to target any residual cash for additional shareholder distributions in the form of share repurchases, an additional dividend, or a combination of the two.

On October 3, 2006 the Company’s Board of Directors declared a cash dividend of $4.00 per share of the Company’s common stock, and the Company reduced shareholders’ equity for the $558.6 million dividend. Approximately $549.0 million of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. At October 28, 2006 the entire balance of the dividend was included in Dividend Payable in the Condensed Consolidated Balance Sheet.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend to shareholders of $4.00 per common share. On May 1, 2006, the Company paid approximately $539 million to shareholders of record as of April 14, 2006. The remaining portion of the dividends will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

On August 30, 2006, the Company repurchased 450 thousand shares of Saks’ common stock at a cost of approximately $6.5 million, which left 37 million shares available for repurchase under the Company’s existing share repurchase program.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the Company’s disposition of businesses, economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At October 28, 2006, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. At October 28, 2006, total debt was $688.6 million, representing a decrease of $70.8 million from the balance of $759.4 million at October 29, 2005. This decrease in debt was primarily the result of the payoff of the October 2005 balance on the revolving credit facility of $27.0 million, as well as the $33.8 million and the $1.9 million reduction in capital leases associated with the sale of NDSG and Parisian, respectively. Despite the decrease in debt, the debt-to-capitalization ratio increased to 40.1% from 26.1% in the prior year due to a reduction in Shareholders’ Equity, primarily related to the March 6, 2006 and the October 3, 2006 $4.00 per share dividends.

At October 28, 2006, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At October 28, 2006, the Company had no borrowings under its $500 million revolving credit facility.

At October 28, 2006, the Company had $382.7 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

The Company had $230 million of convertible senior notes, at October 28, 2006, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

At October 28, 2006 the Company had $76.3 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $6 million and $8 million per year.

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal funding requirements in 2007. As part of the sale of NDSG to Bon-Ton, the NDSG pension assets and liabilities were acquired by Bon-Ton.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements which would be reasonably likely to have a current or future material effect, such as obligations under certain guarantees or contracts, retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements, obligations under certain derivative arrangements, or obligations under material variable interests.

There were no material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three and nine months ended October 28, 2006. For additional information regarding the Company’s contractual obligations as of January 28, 2006, see the Management’s Discussion and Analysis section of the 2005 Form 10-K.

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

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement and does not expect it to be material.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 will be applied prospectively for fiscal years ending after December 15, 2006. The Company does not anticipate that SFAS No. 158 will have a material effect on the Company’s results of operations or financial position.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; the outcome of the formal investigation by the Securities and Exchange Commission and the inquiry the Company understands has been commenced by the Office of the United States Attorney for the Southern District of New York into the matters that were the subject of the investigations conducted during 2004 and 2005 by the Audit Committee of the Company’s Board of Directors and any related matters that may be under investigation or the subject of inquiry; the ultimate amount of reimbursement to vendors of improperly collected markdown allowances; the ultimate impact of improper timing of recording of inventory markdowns; the ultimate impact of incorrect timing of recording of vendor markdown allowances; and the outcome of the shareholder litigation that has been filed relating to the matters that were the subject of the Audit Committee’s initial investigation. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended January 28, 2006 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at October 28, 2006, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, to allow timely discussions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 10 – Legal Contingencies,” is incorporated into this Item by reference.

Item 1A. RISK FACTORS

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of the Company’s 2005 Form 10-K for the year ended January 28, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 28, 2006, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

On December 8, 2005, the Company announced that, in anticipation of the closing of the NDSG transaction, its Board of Directors had approved a 35.0 million share increase in its common share repurchase authorization, bringing the total number of authorized shares to 70.0 million. At October 28, 2006, 37.4 million shares remained available for repurchase under these programs. The following are details of repurchases under this program for the third quarter of fiscal 2006:

Period (in thousands except average price paid per share) Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Authorizations	Maximum Number of Shares that May Yet Be Repurchased Under the Announced Authorizations (a)
Repurchases from July 30, 2006 through August 26, 2006	—	$—	—	37,830
Repurchases from August 27, 2006 through September 30, 2006	450	$14.51	450	37,380
Repurchases from October 1, 2006 through October 28, 2006	—	$—	—	37,380

Total	450	$14.51	450

(a)	As of January 28, 2006, the Company’s Board of Directors has authorized 70,025 total shares, of which 35,000 were authorized in 2005. The Company has utilized 32,645 of these shares to date.

Item 6. EXHIBITS

10.1	Third Amendment and Waiver to Credit Agreement

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Accounting Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

December 6, 2006
Date

/s/ Kevin G. Wills
Kevin G. Wills
Executive Vice President of Finance and
Chief Accounting Officer