Form 10-K
period 2007-02-03
SAKS INC
filed 2007-04-03
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended: February 3, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,176,158,343.

As of March 15, 2007, the number of shares of the registrant’s Common Stock outstanding was 141,395,144.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Saks Incorporated Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on June 6, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

General

The operations of Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Off Fifth and Club Libby Lu (“CLL”). Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for the current and prior year periods and are discussed below at “Discontinued Operations.”

SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. Customers may also purchase SFA products by catalog or online at saks.com. Off Fifth is intended to be the premier luxury off-price retailer in the United States and provides an outlet for the sale of end-of-season clearance merchandise. Off Fifth stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics and decorative home furnishings, targeting the value-conscious customer. CLL consists of mall-based specialty stores, targeting girls aged 4-12 years old. As of February 3, 2007, Saks operated 54 SFA stores with 6.0 million square feet, 49 Off 5th units with 1.4 million square feet, and 87 CLL specialty stores, which includes 62 standalone stores and 25 store-in-stores in the former SDSG businesses, with 0.1 million square feet. CLL revenues totaled approximately $52 million in 2006.

Merchandising, sales promotion, and store operating support functions are conducted in New York, New York for SFA and Off Fifth and in Chicago, Illinois for Club Libby Lu. The majority of back office sales support functions for the Company, such as accounting, credit card administration, store planning and information technology, are located in the Company’s operations center in Jackson, Mississippi or in the SFA corporate offices in New York City. Certain back office and executive functions historically have been located in Birmingham, Alabama, but the Company intends that by the end of the second fiscal quarter of 2007 these functions will be consolidated into either the Jackson or New York City facilities.

Discontinued Operations

Sale of Assets

On July 5, 2005, Belk acquired from the Company for $622.7 million in cash substantially all of the assets directly involved in the Company’s Proffitt’s business operations, plus the assumption of approximately $1 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $784 million. The Company realized a net gain of $155.5 million on the sale.

On March 6, 2006, the Company sold to Bon-Ton all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG, either directly or indirectly. The consideration received consisted of approximately $1.12 billion in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35 million of unfunded benefit liabilities and approximately $35 million of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75 million resulting in net cash proceeds to the Company of approximately $1.04 billion. The disposition included NDSG’s operations consisting of, among other things, the following: the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores), the administrative/headquarters facilities in Milwaukee, Wisconsin, and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. NDSG generated fiscal 2005 revenues of approximately $2.2 billion. The Company realized a net gain of $204.7 million on the sale.

On October 2, 2006, the Company sold to Belk all of the outstanding equity interests of the Company’s subsidiaries that conducted the Parisian specialty department store business (“Parisian”). The consideration received consisted of $285.0 million in cash (increased in accordance with a working capital adjustment described below). In addition, Belk reimbursed the Company at closing for $6.7 million in capital expenditures incurred in connection with the construction of four new Parisian stores. Belk also paid the Company a premium associated with the purchase of accounts and accounts receivable from Household Bank (SB), N.A. (now known as HSBC Bank Nevada, N.A., “HSBC”), in the amount of $2.3 million. A working capital adjustment based on working capital as of the effective time of the transaction increased the amount of cash proceeds by $14.2 million resulting in net cash proceeds of $308.2 million. The disposition included Parisian’s operations consisting of, among other things, the following: real and personal property, operating leases and inventory associated with 38 Parisian stores (which generated fiscal 2005 revenues of approximately $740 million), an administrative/headquarters facility in Birmingham, Alabama and a distribution center located in Steele, Alabama. The Company realized a net loss of $12.8 million on the sale.

Merchandising

SFA stores carry luxury merchandise from both core vendors and new and emerging designers. SFA has key relationships with the leading American and European fashion houses, including Giorgio Armani, Chanel, Gucci, Prada, St. John, Zegna, Theory, Juicy Couture, David Yurman, Hugo Boss, Elie Tahari, Ralph Lauren, Akris and Burberry, among many others.

The Company has developed a knowledge of each of its trade areas and customer bases for its SFA and Off 5th stores. This knowledge is gained through use of on-line merchandise information, store visits by senior management and merchandising personnel, and frequent communication between merchandising staff and store management. The Company strives to tailor each store’s merchandise assortment to the characteristics of its trade areas and customer bases and to the lifestyle needs of its local customers.

Certain departments in the Company’s SFA stores are leased to independent companies in order to provide high quality service and merchandise where specialization and expertise are critical. The leased departments are designed to complement the Company’s owned merchandising departments. The principal leased departments in the SFA stores are furs and certain designer handbags. The terms of the lease agreements typically are between one and seven years and may require the lessee to pay for a portion of the fixtures and provide its own employees. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

For the year ended February 3, 2007, SFA’s percentages of owned sales (exclusive of sales generated by leased departments) by major merchandise category were as follows:

Women’s Apparel	37.7%
Cosmetics	16.3%
Men’s Apparel	13.9%
Accessories	19.3%
Shoes	8.5%
Home and gifts	1.0%
Children’s Apparel	0.5%
Intimate Apparel	1.8%
Outerwear	1.0%

Total	100.0%

Purchasing and Distribution

The Company purchases merchandise from many vendors. Management monitors profitability and sales history with most vendors and believes it has alternative sources available for each category of merchandise it purchases. Management believes it maintains good relationships with its vendors.

The Company has two distribution facilities serving its stores. Refer to “Item 2. Properties” for a listing of these facilities.

The Company’s distribution facilities operate on a modern warehouse management system that leverages EDI (electronic data interchange) technology in conjunction with high-speed automated conveyor systems in order to receive and distribute merchandise as economically as possible to the Company’s stores. Many of the Company’s vendors also utilize EDI technology which permits merchandise to be ‘cross docked’ from the receiving department to the shipping department, with very little handling. The distribution centers also use efficient radio frequency hand-held devices to scan barcodes on merchandise that is too large or fragile for the conveyor system. The warehouse management system is interfaced to the Company’s mainframe to execute ‘booking’ of the merchandise to the stores and to pass the appropriate records to accounting for invoice payment and reconciliation.

Information Technology

Company management believes that technological investments are necessary to support its business strategies, and, as a result, the Company is continually upgrading its information systems to improve efficiency and productivity. The Company has recently completed an upgrade of its merchandising planning and allocation systems and expects to install new point-of-sale equipment and software with enhanced clienteling capabilities throughout 2007 and 2008.

The Company’s information systems provide information deemed necessary for management operating decisions, cost management programs, and customer service enhancements. Individual data processing systems include point-of-sale and sales reporting, purchase order management, receiving, merchandise planning and control, payroll, human resources, general ledger, credit card administration, and accounts payable systems. Bar code ticketing is used, and scanning is utilized at point-of-sale terminals. Information is made available on-line to merchandising staff and store management on a timely basis.

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

Marketing

For the SFA stores, marketing principally emphasizes the latest fashion trends in luxury merchandise and primarily utilizes direct mail advertising, supplemented with national and local marketing efforts. To promote its image as the primary source of luxury goods in its trade areas, SFA sponsors numerous fashion shows and in-store special events highlighting the designers represented in the SFA stores. SFA also participates in “cause-related” marketing. This includes special in-store events and related advertising designed to drive store traffic, while raising funds for charitable causes and organizations such as women’s cancer research. In-house advertising and sales promotion staffs produce the Company’s advertising.

For SFA, the Company utilizes data captured through the use of proprietary credit cards offered by HSBC to develop advertising and promotional events targeted at specific customers who have purchasing patterns for certain brands, departments, and store locations.

Proprietary Credit Cards

HSBC offers proprietary credit card accounts to the Company’s customers. Pursuant to a program agreement with a term of ten years expiring in 2013, HSBC establishes and owns proprietary credit card accounts for the Company’s customers, retains the benefits and risks associated with the ownership of the accounts, receives the finance charge income and incurs the bad debts associated with those accounts. Pursuant to a servicing agreement with a ten-year term expiring in 2013, the Company continues to provide key customer service functions, including new account opening, transaction authorization, billing adjustments and customer inquiries, and receives compensation from HSBC for the provision of these services.

In September of 2006 the company entered into agreements with HSBC and MasterCard to issue a co-branded MasterCard to new and existing proprietary credit card customers. Under this program, qualifying customers are issued a SFA and MasterCard branded credit card that functions as a traditional proprietary credit card when used at any SFA or Off 5th store and at Saks Direct or as a MasterCard when used at any unaffiliated location that accepts MasterCard. HSBC establishes and owns the co-brand accounts, retains the benefits and sales associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad-debts associated with the accounts.

Historically, proprietary credit card holders have shopped more frequently with the Company and purchased more merchandise than customers who pay with cash or third-party credit cards. The Company also makes frequent use of the names and addresses of the proprietary credit card holders in its direct marketing efforts.

The Company seeks to expand the number and use of the proprietary credit cards by, among other things, providing monetary incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of the Company’s stores. Customers who open accounts are entitled to a discount on the first day’s purchases. Customers using the proprietary credit card are eligible for the SaksFirst loyalty program that rewards customers for spending on their proprietary charge cards. Additionally, co-brand card customers earn similar SaksFirst points for purchases made at unaffiliated locations. Increased spending will result an increased rate of reward. Rewards come in the form of electronic gift cards that are redeemable on future purchases. In addition, members of the loyalty program are eligible for other rewards and benefits including special shopping events and travel discounts.

There are more than 0.8 million proprietary credit accounts that have been active within the prior twelve months, and approximately 46% of the Company’s 2006 sales were transacted on HSBC’s proprietary credit cards.

Trademarks and Service Marks

The Company owns many trademarks and service marks including, but not limited to, “Saks Fifth Avenue,” “SFA,” “S5A,” “The Fifth Avenue Club,” “SAKSFIRST,” “SFA Signature,” “SFA Classic,” “SFA Sport.” “Off 5th,” and “Club Libby Lu.” Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company’s trademarks and service marks are registered in the United States Patent and Trademark Office. The terms of these registrations are generally ten years, and they are renewable for additional ten-year periods indefinitely so long as the marks are in use at the time of renewal. The Company is not aware of any claims of infringement or other challenges to its right to use its marks that would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Reliance on Fifth Avenue Store

The Company’s Flagship SFA store located on Fifth Avenue in New York City accounted for approximately 20% of total Company sales in 2006 and plays a significant role in creating awareness for the Saks Fifth Avenue brand name.

Customer Service

The Company believes that good customer service contributes to increased store visits and purchases by its customers.

The Company’s goal is to deliver an inviting, customer-focused shopping experience to each customer. At SFA and Off Fifth, the Company seeks to enable its customers to discover both accessible and high-end fashion in a warm, welcoming environment, guided by knowledgeable sales associates. Compensation for sales associates generally is a pay-for-performance program, based upon productivity. Sales associates undergo extensive service, selling, and product-knowledge training and are encouraged to maintain frequent, personal contact with their customers. Sales associates are encouraged to keep detailed customer records, send personalized thank-you notes and routinely communicate with customers to advise them of new merchandise offerings and special promotions. Typical SFA stores also provide comfortable seating areas and refreshments throughout the store, and most SFA stores offer a complimentary personal shopping service called “The Fifth Avenue Club.”

Seasonality

The Company’s business, like that of many retailers, is subject to seasonal influences, with a significant portion of its sales and net income realized during the second half of the fiscal year, which includes the holiday selling season. Generally, more than 30% of the Company’s sales are generated during the fourth quarter, and a large portion of its operating income is generated during the fall season.

Competition

The retail business is highly competitive. The Company’s stores primarily compete with several national and regional department stores, specialty apparel stores, designer boutiques, outlet stores, and mail-order and electronic commerce retailers, some of which have greater financial and other resources than those of the Company. Management believes that its knowledge of its trade areas and customer base, combined with providing a high level of customer service and a broad selection of quality fashion merchandise at appropriate prices in good store locations, provides the opportunity for a competitive advantage.

Associates

As of March 15, 2007, the Company employed approximately 16,000 associates, of which approximately 23% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time associates during seasonal peak selling periods. Less than one percent of the Company’s associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

Website Access to Information

The Company provides access free of charge through the Company’s website, www.saksincorporated.com, to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Certifications

The Company has filed the certification of its Chief Executive Officer with the New York Stock Exchange (“NYSE”) in fiscal 2006 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and the Company has filed the Sarbanes-Oxley Section 302 certifications of its principal executive officer and principal financial officer with the SEC, which are attached hereto as Exhibits 31.1 and 31.2.

Item 1A. Risk Factors

The following are certain risk factors that affect the Company’s business, financial condition, results of operations and cash flows, some of which are beyond the Company’s control. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones facing the Company. If any of the events described below were to actually occur, the Company’s business, financial condition, results of operations or cash flows could be adversely affected and results could differ materially from expected and historical results.

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

Changes in consumer confidence and fluctuations in financial markets can influence cyclical trends, particularly in the luxury sector. The merchandise the Company sells generally consists of discretionary items. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force the Company to take significant inventory markdowns. Reduced demand may also require increased selling and promotional expenses.

Additionally, a number of the Company’s stores are in tourist markets, including the flagship SFA New York store. A downturn in economic conditions or other events such as terrorist activity could impact travel and thus negatively affect the results of operations for stores located within these tourist markets. Increases in transportation and fuel costs, the financial condition of the airline industry and its impact on air travel and sustained recessionary periods in the U.S. and internationally could also unfavorably impact results of the stores located within these tourist markets.

The Company’s business and results of operations are subject to a broad range of uncertainties arising out of world events.

The Company’s business and results of operations are subject to uncertainties arising out of world events, especially as these events may affect U.S. tourism. These uncertainties may include a global economic slowdown, changes in consumer spending or travel, an increase in gasoline and commodity prices, epidemics and the economic consequences of natural disasters, military action or terrorist activity (including threats of terrorist activity). Any future events arising as a result of terrorist activity, natural disasters or other world events may have a material impact on the Company’s business, its ability to source products, results of operations and financial condition in the future.

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

The retail industry is intensely competitive. As a retailer offering a broad selection of luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gift items, the Company currently competes against a diverse group of retailers, including e-commerce retailers, which sell, among other products, products similar to those of the Company. The Company also competes in particular markets with a substantial number of retailers that specialize in one or more types of products that the Company sells. Following the sale of the Company’s SDSG businesses, the Company has become less diversified and is now reliant on its luxury retail business. A number of different competitive factors could have a material adverse effect on the Company’s business, results of operations and financial condition including:

•	Increased operational efficiencies of competitors;

•	Competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;

•	Expansion by existing competitors;

•	Entry by new competitors into markets in which the Company currently operates; and

•	Adoption by existing competitors of innovative retail sales methods.

The Company may not be able to continue to compete successfully with its existing or new competitors, or be assured that prolonged periods of deep discount pricing by its competitors will not have a material adverse effect on the Company’s business.

The Company is dependent on its relationships with certain designers, vendors and other sources of merchandise.

The Company’s relationships with established and emerging designers are a key factor in its position as a retailer of high-fashion merchandise, and a substantial portion of its revenues are attributable to its sales of designer merchandise. Many of the Company’s key vendors limit the number of retail channels they use to sell their merchandise and competition among luxury retailers to obtain and sell these goods is intense. The Company’s relationships with its designers have been a significant contributor to its past success. The Company has no guaranteed supply arrangements with its principal merchandising sources. Accordingly, there can be no assurance that such sources will continue to meet the Company’s quality, style and volume requirements. Moreover, nearly all of the brands of the Company’s top designers are sold by competing retailers, and many of these top designers also have their own dedicated retail stores. If one or more of the Company’s top designers were to cease providing the Company with adequate supplies of merchandise or, conversely, were to increase sales of merchandise through its own stores or to the stores of other competitors, the Company’s business could be adversely affected. In addition, any decline in the popularity or quality of any of the Company’s designer brands could adversely affect its business.

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

Management remains confident regarding the future prospects for SFA and Off Fifth. SFA has a highly recognized brand name in luxury retailing, a top quality real estate portfolio led by the New York flagship store, and strong vendor relationships. Management plans to capitalize on the growth prospects and competitive dynamics of the luxury sector. As part of its growth strategy, the Company could potentially increase the total number of stores, which may include opening new stores in both new and existing markets. The Company may not be able to operate any new stores profitably. Further, new stores may not achieve operating results similar to those of its existing stores. The success of any future store openings will depend upon numerous factors, many of which are beyond the Company’s control, including the following:

•	The ability of management to adequately analyze and identify suitable markets and individual store sites within those markets;

•	The ability to attract appropriate vendors;

•	The competition for suitable store sites;

•	The ability to negotiate favorable lease terms with landlords;

•	The availability of employees to staff new stores and the Company’s ability to hire, train, motivate and retain store personnel; and

•	The ability to attract customers and generate sales sufficient to operate new stores profitably.

In future years, the Company may enter into additional markets. These markets may have different competitive conditions, consumer trends and discretionary spending patterns than its existing markets, which may cause new stores in these markets to be less successful than stores in existing markets.

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

Additionally, freight cost is impacted by changes in fuel prices. Fuel prices affect freight cost both on inbound freight from vendors to the distribution centers and outbound freight from the distribution centers to the Company’s stores.

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

The Company understands that the inquiries by the SEC and the Office of the United States Attorney for the Southern District of New York are continuing. The Company understands that these inquiries were initiated as a result of previously disclosed internal investigations by the Company. The Company believes that the publicly disclosed findings of the internal investigations, and the restatement by the Company of previously published financial information as reflected in its Annual Report on Form 10-K for 2004, adversely affected the Company’s ability, at least temporarily, to collect vender allowances from some SFA merchandise vendors and may have damaged, at least temporarily, SFA’s reputation among SFA’s merchandise vendors and the investment community generally. These adverse effects could continue to negatively impact the future results of SFA’s operations and the market price of the Company’s common stock. The Company’s internal investigations also resulted in disciplinary actions being taken against a number of SFA associates. These disciplinary actions eliminated the employment positions of several experienced merchandising associates and adversely affected associate morale and focus on SFA’s business. The adverse effects described in this paragraph, which the Company believes are diminishing with the passage of time, could continue.

The inquiries by the SEC and the Office of the United States Attorney for the Southern District of New York could result in enforcement action or actions being taken against the Company, including the imposition of fines and penalties that could adversely affect the Company’s financial condition and results of operations. During 2005, the Company incurred significantly larger legal and related fees, compared to prior periods, as a result of the investigations. These investigation-related legal and other fees were substantially lower in 2006 than in 2005. The Company expects that it will continue to incur legal fees with respect to the investigations, the end and outcome of which the Company cannot predict.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position
R. Brad Martin	55	Chairman of the Board of Directors; Director

Stephen I. Sadove	55	Chief Executive Officer; Director

James A. Coggin	64	President and Chief Administrative Officer

Douglas E. Coltharp	45	Executive Vice President and Chief Financial Officer

Ronald L. Frasch	57	President and Chief Merchandising Officer

Charles J. Hansen	59	Executive Vice President and General Counsel

Christine A. Morena	51	Executive Vice President of Human Resources

Kevin G. Wills	41	Executive Vice President of Finance and Chief Accounting Officer

Julia A. Bentley	48	Senior Vice President of Investor Relations and Communications; Corporate Secretary

Carolyn R. Biggs	59	Executive Vice President of Stores, Store Visual, Planning and Construction

Denise Incandela	42	President, Saks Direct and Group Senior Vice President

Thomas G. Matthews	52	Group Senior Vice President, Asset Protection and Store Operations, Ethics and Compliance

Marc J. Metrick	33	Group Senior Vice President and Chief Strategy Officer

Terron E. Schaefer	62	Senior Vice President of Marketing

Robert T. Wallstrom	41	President, Off Fifth and Group Senior Vice President

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

James A. Coggin was named President and Chief Administrative Officer of the Company in November 1998. Mr. Coggin served as President and Chief Operating Officer of the Company from March 1995 to November 1998 and served as Executive Vice President and Chief Administrative Officer of the Company from March 1994 to March 1995. From 1971 to March 1994, Mr. Coggin served in various management and executive positions with McRae’s, Inc. Mr. Coggin will retire from the Company on May 4, 2007.

Douglas E. Coltharp joined the Company in November 1996 as Executive Vice President and Chief Financial Officer. From 1987 to November 1996, Mr. Coltharp was employed by NationsBank (currently Bank of America), where he held a variety of positions including the post of Senior Vice President of Corporate Finance.

Ronald L. Frasch, age 57, was named President and Chief Merchandising Officer of the Company in February 2007. He held the post of Vice Chairman and Chief Merchant of Saks Fifth Avenue from November 2004 until January 2007. He joined Saks Fifth Avenue in January 2004 and served in a non-executive capacity through November 2004. Frasch served as Chairman and Chief Executive Officer of Neiman Marcus Group’s Bergdorf Goodman from April 2000 until January 2004. Prior to that, he held merchandising and executive posts with other companies including GFT USA, Escada USA, Neiman Marcus, and Saks Fifth Avenue.

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

Christine A. Morena joined the Company in January 2007 as Executive Vice President of Human Resources. Ms. Morena spent her career from 1976 through 2006 with AT&T Inc., where she held various positions of increasing responsibility. Morena most recently served as Senior Vice President of Human Resources for AT&T Corporation, a subsidiary of AT&T Inc.

Kevin G. Wills was appointed to Executive Vice President of Finance and Chief Accounting Officer, the Company’s principal financial officer, in May 2005. He joined the Company in September 1997 and has served in the following capacities: Vice President of Financial Reporting from September 1997 to August 1998; Senior Vice President of Strategic Planning from September 1998 to August 1999; Senior Vice President of Planning and Administration of SDSG from September 1999 to January 2003; and Executive Vice President of Operations for Parisian from February 2003 to May 2005. Prior to joining the Company, Mr. Wills was Vice President and Controller for the Tennessee Valley Authority and before that, he was an audit manager with Coopers and Lybrand (now PricewaterhouseCoopers, LLP).

Julia A. Bentley has served as Senior Vice President of Investor Relations and Communications and Corporate Secretary of the Company since September 1997. Ms. Bentley joined the Company in 1987 and has held various financial positions, including Chief Financial Officer. Prior to joining the Company she was an audit manager with Ernst & Young.

Carolyn R. Biggs was named Executive Vice President of Stores, Store Visual, Planning and Construction effective February 2007. Ms. Biggs joined the Company in July 1993 and has held various leadership positions since that time, including Senior Vice President and Director of Stores for SFA. Prior to the Company she was General Manager of I. Magnin from 1988 to 1993 and held various merchandising positions for Bullocks from 1973 to 1988.

Denise Incandela was elevated to President, Saks Direct and Group Senior Vice President of the Company in February 2007. Ms. Incandela joined the Company in July 1999 and has held various leadership positions since that time, including Senior Vice President of Saks Direct. Prior to the Company she was a senior consultant with McKinsey & Company.

Thomas G. Matthews was named Chief Ethics and Compliance Officer in February 2007. Matthews assumed this role as well as continued his role as Group Senior Vice President Operations—Asset Projection—Logistics, which he has held since 2005. Matthews joined the Company in 1993 as Vice President—Loss Prevention. Prior to the Company he served as Senior Vice President—Loss Prevention for Ann Taylor, Inc. from 1989 until 1992 and in various loss prevention positions for Lord & Taylor from 1976 to 1989.

Marc J. Metrick was named Group Senior Vice President and Chief Strategy Officer of the Company in February 2007. Metrick joined the Company in June 1995 as an executive trainee. Since June 1997, Metrick has served in various planning roles, including Senior Vice President — Merchandise Planning and Vice President — Strategic Planning.

Terron E. Schaefer, joined the Company in March 2004 as Senior Vice President of Marketing. Prior to joining the Company, he served as Co-Founder and CEO of style365.com. Schaefer also served as Senior Vice President, Marketing — Worldwide Retail for Warner Brothers from 1995 to 1998, and between 1988 to 1995 his retail experience included leadership positions in marketing at Macy’s West, Galerias Preciados, and Harrods. Schaefer also served in various leadership positions in marketing at Bloomingdale’s and William Filene and Sons. He began his marketing career with Doyle Dane Bernbach where he rose to Vice President, International.

Robert T. Wallstrom was named President, Off Fifth and Group Senior Vice President of the Company in February 2007. Wallstrom joined the Company in June 1995 and has held various leadership positions since that time, including Senior Vice President and General Manager of the SFA flagship store in New York City. Prior to the Company he was a store manager for Macy’s/Bullocks.

The Company is consolidating its executive functions into the existing SFA corporate offices in New York City from Birmingham, Alabama. This consolidation is expected to be completed in the first half of 2007. Messrs. Coltharp, Hansen, and Wills each notified the Company that, for personal reasons, they would not relocate their place of employment from Birmingham, Alabama to New York City, and, as a consequence, each intends to resign effective May 4, 2007.

Item 2. Properties.

The Company currently operates two principal distribution facilities as follows:

Company Stores Served	Location of Facility	Square Feet	Owned/Leased
Saks Fifth Avenue, Off 5th and Saks Direct	Aberdeen, Maryland	514,000	Leased
Saks Fifth Avenue and Off 5th	Ontario, California	120,000	Leased

The Company’s principal administrative offices are as follows:

Office	Location of Facility	Square Feet	Owned/Leased
Corporate Administration	Birmingham, Alabama	48,000	Leased
Corporate Operations Center	Jackson, Mississippi	272,000	Owned
Saks Fifth Avenue corporate offices	New York, New York	298,000	Leased
CLL support offices	Chicago, Illinois	46,000	Leased

The Company is consolidating its corporate administration functions into the existing SFA corporate offices in New York City from Birmingham, Alabama. This consolidation is expected to be completed in the first half of 2007.

The following table sets forth information about the Company’s stores as of March 31, 2007. The majority of the Company’s SFA stores are owned while all of the Company’s Off Fifth stores are leased. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Typically, the Company contributes to common mall maintenance and is responsible for property tax and insurance expenses at its owned locations. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years. Off 5th leases typically have shorter terms.

	Owned Locations		Leased Locations		Total
Store Name	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Primary Locations
Saks Fifth Avenue	31	4.1	23	1.9	54	6.0	National
Off 5th	—	0.0	49	1.4	49	1.4	National

Total	31	4.1	72	3.3	103	7.4

In addition to the stores listed above, the Company also operated 89 CLL specialty stores, which includes 64 standalone stores and 25 store-in-stores in the former SDSG businesses, at March 31, 2007. These stores are leased and are typically one to two thousand square feet of space in regional malls.

Item 3. Legal Proceedings.

Investigations

At management’s request, the Audit Committee of the Company’s Board of Directors conducted an internal investigation in 2004 and 2005. In 2004, the Company informed the SEC of the Audit Committee’s internal investigation. Thereafter, the Company was informed by the SEC that it issued a formal order of private investigation. Thereafter, the Company was informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. The Company believes that the subject of these inquiries includes one or more of the matters that were the subject of the investigations by the Audit Committee and possibly includes related matters. The results of the Audit Committee’s internal investigation have been previously disclosed by the Company. The Company has responded to subpoenas and other requests for information from the SEC, including a subpoena requesting information concerning, among other items, the Company’s allocation to vendors of a portion of markdown costs associated with certain of the Company’s customer loyalty and other promotional activities, as well as information concerning markdowns, earnings, and other financial data for 1999-2003. The Company is continuing to fully cooperate with the SEC and the Office of the United States Attorney, whose investigations the Company understands are continuing.

Vendor Litigation

On May 17, 2005, International Design Concepts, LLC (“IDC”) commenced litigation against the Company in the United States District Court for the Southern District of New York raising various claims, including breach of contract, fraud and unjust enrichment. The suit alleges that from 1996 to 2003 the Company improperly took chargebacks and deductions for vendor markdowns, which resulted in IDC going out of business. The suit seeks damages in the amount of the unauthorized chargebacks and deductions. IDC filed a second amended complaint on June 14, 2005 asserting an additional claim for damages under the Uniform Commercial Code for vendor compliance chargebacks.

On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint against the Company and several of its subsidiaries in the United States Bankruptcy Court for the Southern District of New York. In its initial complaint the plaintiff, as assignee, alleged breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to the Company’s assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4 million which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. On August 15, 2006 the plaintiff, as assignee, filed an amended complaint in which it asserts the following claims, among others: (1) defendants applied improper chargebacks to the accounts payable of Kleinert’s, which led to the extreme financial distress and Kleinert’s eventual bankruptcy and Kleinert’s incurred liabilities and lost profits of at least $100 million and plaintiff requests punitive damages of no less than $50 million (conversion claim);

(2) from 1998- 2003 defendants charged back an amount not less than $4 million to Kleinert’s and these chargebacks improperly benefited the defendants, and plaintiff requests $4 million on this claim (unjust enrichment claim); (3) defendants falsely represented that its $4 million in chargebacks were proper and Kleinert’s reliance on defendants’ misrepresentations caused Kleinert’s to lose not less than $4 million and caused it to file for bankruptcy resulting in liabilities and lost profits of $100 million, and plaintiff requests punitive damages of no less than $50 million (fraud claim); (4) defendants wrongfully charged back at least $4 million and these unwarranted chargebacks assisted Kleinert’s officers and directors in booking fictitious sales revenue and accounts receivable and perpetrating a fraud on Kleinert’s lenders in excess of $25 million, and plaintiff requests punitive damages of no less than $50 million (fraud claim); (5) defendants used dishonest, improper and unfair means in conducting business with Kleinert’s and interfered with Kleinert’s relationship with its lenders (tortious interference with prospective economic advantage claim); (6) defendants assisted officers of Kleinert’s in breaching their fiduciary duties to Kleinert’s and to its creditors by falsifying borrowing base certificates given to the lenders, and defendants knew that their improper chargeback scheme was assisting these breaches of fiduciary duty by Kleinert’s officers, with respect to which plaintiff requests $100 million plus $50 million in punitive damages (aiding and abetting breach of fiduciary duty claim); (7) defendants knew that their improper chargeback scheme was assisting the perpetration of fraud by Kleinert’s officers, and plaintiff requests $100 million plus $50 million in punitive damages (aiding and abetting fraud claim); and (8) various fraudulent conveyance claims with respect to which plaintiff requests damages of $4 million.

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

Shareholders’ Derivative Suits

On April 29, 2005, a shareholder derivative action was filed in the Circuit Court of Jefferson County, Alabama for the putative benefit of the Company against the members of the Board of Directors and certain executive officers alleging breach of their fiduciary duties in failing to correct or prevent problems with the Company’s accounting and internal control practices and procedures, among other allegations. Two similar shareholder derivative actions were filed on May 4, 2005 and May 5, 2005, respectively, in the Chancery Court of Davidson County, Tennessee. All three actions generally sought unspecified damages and disgorgement by the executive officers named in the complaints of cash and equity compensation received by them. Two of the lawsuits were dismissed with prejudice in late 2006 and the third lawsuit was dismissed with prejudice in early 2007. In connection with the dismissals no payments were made to the plaintiffs or their counsel by or on behalf of the Company or any of the individual defendants and none of the Company and the individual defendants incurred or agreed to undertake any obligation or liability to the plaintiffs.

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

	Year Ended February 3, 2007		Year Ended January 28, 2006
	High	Low	High	Low
First Quarter	$20.48	$18.11	$19.27	$13.82
Second Quarter	$20.59	$15.04	$21.40	$16.46
Third Quarter	$19.64	$14.10	$24.58	$15.73
Fourth Quarter	$21.00	$16.46	$19.48	$15.81

Holders

As of March 15, 2007, there were approximately 2,384 shareholders of record of the Company’s common stock.

Performance Graph

The following graph and table compare cumulative total shareholder return among the Company, the S&P Midcap 400 Index, the S&P Retail Stores — Department Index, and a Retail Peer Group Index (weighted by market capitalization and consisting of the Company; Dillard’s, Inc.; Federated Department Stores, Inc.; Nordstrom, Inc.; J.C. Penney Company, Inc.; and, through the fiscal year ended January 29, 2005, The May Department Stores Company and The Neiman Marcus Group, Inc., both of which were acquired in 2005 and are no longer public companies) assuming an initial investment of $100 and reinvestment of dividends.

Description	Starting Basis 2/2/02	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07
Saks Incorporated	$100.00	$88.25	$169.32	$155.50	$214.21	$338.53
S&P Midcap 400	$100.00	$83.59	$119.31	$130.65	$160.93	$177.12
S&P 500 Department Stores	$100.00	$68.37	$93.23	$109.79	$128.19	$184.37
Retail Peer Group	$100.00	$67.94	$114.85	$144.16	$201.23	$273.20

This “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “1934 Act”).

Dividends

During the fiscal year ended February 3, 2007, the Company declared a cash dividend of $4.00 per share of common stock payable on May 1, 2006 to holders of record on April 14, 2006. The dividend totaled approximately $548 million. During the same fiscal year, the Company declared a second cash dividend of $4.00 per share of common stock payable on November 30, 2006 to holders of record on November 15, 2006. The dividend totaled approximately $559 million. Future dividends, if any, will be determined by the Company’s

Board of Directors in light of circumstances then existing, including earnings, financial requirements, and general business conditions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company purchased approximately 691 thousand shares of common stock during the year ended February 3, 2007 for a total of approximately $11.4 million. The Company has remaining availability of approximately 37.2 million shares under its 70 million share repurchase authorization. The following are details of repurchases under this program for the fourth quarter of fiscal 2006:

Period (in thousands except average price paid per share)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Authorizations	Maximum Number of Shares that May Yet Be Repurchased Under the Announced Authorizations (a)
Repurchases from October 29, 2006 through November 25, 2006	225	$19.84	225	37,155
Repurchases from November 26, 2006 through December 30, 2006	1	$16.88	1	37,154
Repurchases from December 31, 2006 through February 3, 2007	15	$19.01	15	37,139

Total	241	$—	241

(a)	As of February 3, 2007, the Company’s Board of Directors has authorized 70.0 million total shares. The Company has utilized 32.8 million of these shares to date.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	Year Ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	February 3, 2007**	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003

CONSOLIDATED INCOME STATEMENT DATA:
Net sales	$2,940,003	$2,778,333	$2,766,977	$2,441,989	$2,331,659
Cost of sales (excluding depreciation and amortization)	1,804,294	1,754,833	1,681,297	1,483,676	1,436,118

Gross margin	1,135,709	1,023,500	1,085,680	958,313	895,541
Selling, general and administrative expenses	819,218	830,495	796,574	687,484	635,144
Other operating expenses	324,451	328,799	318,843	310,107	308,594
Impairments and dispositions	12,443	(7,848)	20,768	5,360	3,245

Operating loss	(20,403)	(127,946)	(50,505)	(44,638)	(51,442)
Interest expense	(50,136)	(77,188)	(104,773)	(107,927)	(118,591)
Gain (loss) on extinguishment of debt	7	(29,375)	—	(10,506)	709
Other income, net	28,407	7,705	4,048	5,004	2,112

Loss before income taxes and cumulative effect of accounting change	(42,125)	(226,804)	(151,230)	(158,067)	(167,212)
Benefit for income taxes	(34,783)	(93,161)	(71,024)	(80,368)	(66,664)

Loss before cumulative effect of accounting change	(7,342)	(133,643)	(80,206)	(77,699)	(100,548)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(45,593)*

Loss from continuing operations	(7,342)	(133,643)	(80,206)	(77,699)	(146,141)

Discontinued operations:
Income from discontinued operations	193,377	321,443	235,468	252,263	264,114
Provision for income taxes	132,293	165,452	94,177	102,200	105,864

Income from discontinued operations	61,084	155,991	141,291	150,063	158,250

Net income	$53,742	$22,348	$61,085	$72,364	$12,109

Basic earnings per common share:
Loss from continuing operations	$(0.05)	$(0.97)	$(0.58)	$(0.56)	$(0.70)
Income from discontinued operations	$0.45	$1.13	$1.01	$1.07	$1.11
Net Income	$0.40	$0.16	$0.44	$0.52	$0.08

Diluted earnings per common share:
Loss from continuing operations	$(0.05)	$(0.97)	$(0.58)	$(0.56)	$(0.70)
Income from discontinued operations	$0.45	$1.13	$1.01	$1.07	$1.11
Net Income	$0.40	$0.16	$0.44	$0.52	$0.08

Weighted average common shares:
Basic	135,880	138,348	139,470	139,824	142,750
Diluted	135,880	138,348	139,470	139,824	142,750

CONSOLIDATED BALANCE SHEET DATA:
Working capital	$388,061	$799,601	$1,115,460	$1,060,094	$1,151,176
Total assets	$2,544,303	$3,850,725	$4,709,014	$4,684,357	$4,611,788
Long-term debt, less current portion	$450,010	$722,736	$1,346,222	$1,125,637	$1,327,381
Shareholders’ equity	$1,096,139	$1,999,383	$2,062,418	$2,271,337	$2,221,615
Cash dividends (per share)	$8.00	$—	$2.00	$—	$—

*	Represents the cumulative effect of a change in accounting for goodwill in accordance with SFAS No. 142.
**	The year ended February 3, 2007 includes an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle.

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

MD&A should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

GENERAL

Saks Incorporated and its subsidiaries (together the “Company”) operations consist of Saks Fifth Avenue (“SFA”), Off Fifth, and Club Libby Lu (“CLL”). Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for the current and prior year periods and are discussed below at “Discontinued Operations.”

Saks Fifth Avenue stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. Customers may also purchase Saks Fifth Avenue products by catalog or online at saks.com. Off Fifth is intended to be the premier luxury off-price retailer in the United States and provides an outlet for the sale of end-of-season clearance merchandise. Off Fifth stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics and decorative home furnishings, targeting the value-conscious customer. Club Libby Lu consists of mall-based specialty stores, targeting girls aged 4-12 years old.

The Company seeks to create value for its shareholders by improving returns on its invested capital. The Company attempts to generate improved operating margins by generating sales increases while improving merchandising margins and controlling expenses. The Company uses operating cash flows to reinvest in the business and to repurchase debt or equity. The Company actively manages its real estate portfolio by routinely evaluating opportunities to improve or close underproductive stores and open new units.

DISCONTINUED OPERATIONS

On July 5, 2005, Belk acquired from the Company for $622.7 million in cash substantially all of the assets directly involved in the Company’s Proffitt’s business operations, plus the assumption of approximately $1 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $784 million. The Company realized a net gain of $155.5 million on the sale.

On March 6, 2006, the Company sold to Bon-Ton all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG, either directly or indirectly. The consideration received consisted of approximately $1.12 billion in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35 million of unfunded benefit liabilities and approximately $35 million of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75 million resulting in net cash proceeds to the Company of approximately $1.04 billion. The disposition included NDSG’s operations consisting of, among other things, the following: the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores), the administrative/headquarters facilities in Milwaukee, Wisconsin and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. NDSG generated fiscal 2005 revenues of approximately $2.2 billion. The Company realized a net gain of $204.7 million on the sale.

On October 2, 2006, the Company sold to Belk of all of the outstanding equity interests of the Company’s subsidiaries that conducted the Parisian specialty department store business (“Parisian”). The consideration received consisted of $285.0 million in cash (increased in accordance with a working capital adjustment described below). In addition, Belk reimbursed the Company at closing for $6.7 million in capital expenditures incurred in connection with the construction of four new Parisian stores. Belk also paid the Company a premium associated with the purchase of accounts and accounts receivable from Household Bank (SB), N.A. (now known as HSBC Bank Nevada, N.A., “HSBC”), in the amount of $2.3 million. A working capital adjustment based on working capital as of the effective time of the transaction increased the amount of cash proceeds by $14.2 million resulting in total net cash proceeds of $308.2 million. The disposition included Parisian’s operations consisting of, among other things, the following: real and personal property, operating leases and inventory associated with 38 Parisian stores (which generated fiscal 2005 revenues of approximately $740 million), an administrative/headquarters facility in Birmingham, Alabama and a distribution center located in Steele, Alabama. The Company realized a net loss of $12.8 million on the sale.

SAKS FIFTH AVENUE NEW ORLEANS STORE

In late August 2005, the Saks Fifth Avenue (“SFA”) store in New Orleans suffered substantial water, fire, and other damage related to Hurricane Katrina. The Company reopened the store in the fourth fiscal quarter of 2006 after necessary repairs and renovations were made to the property.

The SFA New Orleans store was covered by both property damage and business interruption insurance. The property damage coverage paid to repair and/or replace the physical property damage and inventory loss, and the business interruption coverage is expected to reimburse the Company for lost profits as well as continuing expenses related to loss mitigation, recovery, and reconstruction for the full duration of the reconstruction period plus three months. The Company recorded in 2005 both (i) a $14.7 million gain on the excess of the replacement insurance value over the recorded net book value of the lost and damaged assets and (ii) $2.6 million of expenses related to the insurance deductible. In 2006, the Company recorded an adjustment (credit) of $1.6 million related to the insurance deductible. Subsequent to the re-opening of the store in the fourth quarter of 2006, the Company submitted its business interruption claims to its insurance carrier.

FINANCIAL PERFORMANCE SUMMARY

On a consolidated basis, net sales for the year ended February 3, 2007 increased 5.8%, while comparable store sales grew 4.9%. The Company recorded a loss from continuing operations of $7.3 million, or $0.05 per share compared to a loss from continuing operations of $133.6 million, or $0.97 per share, for the years ended February 3, 2007 and January 28, 2006, respectively. After recognition of the Company’s after-tax gain from discontinued operations of $61.1 million, or $0.45 per share, net income totaled $53.7 million, or $0.40 per share for the year ended February 3, 2007. Comparably, net income for the year ended January 28, 2006 totaled $22.3 million, or $0.16 per share, after recognition of the Company’s after-tax gain on discontinued operations of $156.0 million.

The year ended February 3, 2007 included net after-tax charges totaling $28.8 million, or $.21 per share, primarily related to a $21.0 million (net of taxes), or $0.15 per share, non-cash charge related to the accounting treatment under the Statement of Financial Accounting Standard (SFAS) No. 123R “Accounting for Stock-Based Compensation,” (SFAS No. 123R) of the discretionary anti-dilution adjustment made to outstanding options in connection with the Company’s $4 per common share dividends paid in May and November 2006 and $7.8 million (net of taxes), or $0.06 per share, of other charges primarily related to asset impairments and dispositions. The comparable prior year period included a net after-tax loss of $15.1 million or $0.11 per share, primarily due to a $17.9 million (net of taxes), or $0.13 per share, loss on debt extinguishment, $3.2 million (net of taxes), or $0.02 per share, of charges primarily related to impairments and dispositions and a $2.9 million (net of taxes), or $0.02 per share, CLL goodwill impairment charge, partially offset by net gains of $8.9 million (net of taxes), or $0.06 per share, principally related to the insurance settlement on the New Orleans store.

A summary of the 2006, 2005 and 2004 (charges)/gains are outlined below:

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
SFAE Store Closings:
Impairments and Dispositions	$(6,353)	$2,625	$(17,295)
Gross Margin (markdowns)	—	(241)	(7,136)
SG&A (principally severance)	(268)	(1,316)	(3,711)
Other Impairments and Dispositions	(6,088)	8,209	(3,473)
Option Expense Due to Dividend	(33,351)	—	—
Gain (Loss) on Debt Extinguishment	7	(29,375)	—
Goodwill Impairment	—	(2,987)	—
Other	(254)	112	—
Income Taxes:
Income Tax Effect of Above Items	17,477	7,846	11,539
Change in Income Tax Reserves			(2,555)

TOTAL	$(28,830)	$(15,127)	$(22,631)

Additionally, several other items were included in the current year’s results, including expenses of approximately $3.6 million (net of taxes), or $0.03 per share, related to legal and other costs associated with the previously disclosed investigations, expenses of approximately $22.3 million (net of taxes), or $0.16 per share, related to retention and severance, income of approximately $16.8 million (net of taxes), or $0.12 per share, due to the favorable conclusion of certain tax examinations and the adjustment of certain tax valuation allowances, a gain of $2.6 million (net of taxes), or $0.02 per share, related to a one-time gain on the curtailment of the Company’s pension plan, and an insurance adjustment (credit) of $1.0 million (net of taxes), or $0.01 per share, related to the New Orleans store. The prior year ended January 28, 2006 also included legal and other expenses related to the investigations totaling approximately $12.0 million (net of taxes), or $0.09 per share, approximately $15.4 million (net of taxes), or $0.11 per share, of severance and retention expenses, expenses of $1.6 million (net of taxes), or $0.01 per share, related to the insurance deductible for the New Orleans store, and income of $1.0 million (net of taxes), or $0.01 per share, relating to the Visa/MasterCard antitrust litigation settlement.

The year ended February 3, 2007 includes an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle for many retailers. Management estimates that the 53rd week added $0.06 per share to earnings per share in the current year.

The retail environment is challenging and competitive. Uncertain conditions make the forecasting of near-term results difficult. The Company believes that execution of key strategic initiatives, as well as its expectations for long-term growth in the luxury retail market will provide the Company an opportunity and the methods to create shareholder value.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of income, expressed as percentages of net sales (numbers may not total due to rounding):

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	61.4	63.2	60.8

Gross margin	38.6	36.8	39.2
Selling, general and administrative expenses	27.9	29.9	28.8
Other operating expenses	11.0	11.8	11.6
Impairments and dispositions	0.4	(0.3)	0.8

Operating loss	(0.7)	(4.6)	(1.8)
Interest expense	(1.7)	(2.8)	(3.8)
Gain (loss) on extinguishment of debt	0.0	(1.1)	0.0
Other income, net	1.0	0.3	0.1

Loss before income taxes	(1.4)	(8.2)	(5.5)
Benefit for income taxes	(1.2)	(3.4)	(2.6)

Loss from continuing operations	(0.2)	(4.8)	(2.9)
Discontinued operations:
Income from discontinued operations
(including gain (loss) on disposal)	6.5	11.6	8.5
Provision for income taxes	4.5	6.0	3.4

Income from discontinued operations	2.1	5.6	5.1

Net income	1.8%	0.8%	2.2%

FISCAL YEAR ENDED FEBRUARY 3, 2007 (“2006”) COMPARED TO FISCAL YEAR ENDED

JANUARY 28, 2006 (“2005”)

DISCUSSION OF OPERATING INCOME — CONTINUING OPERATIONS

The following table shows the changes in operating income from 2005 to 2006:

(In Millions)	Total Company
FY 2005 Operating Loss — Continuing Operations	$(127.9)

Store sales and margin	112.2
Operating expenses	15.6
Impairments and dispositions	(20.3)

Change	107.5

FY 2006 Operating Loss — Continuing Operations	$(20.4)

For the year ended February 3, 2007, the Company’s operating loss totaled $20.4 million, an 84% improvement from the $127.9 million loss in the same period last year. Operating income was positively impacted by a 4.9% increase in comparable store sales, a 180 basis point improvement in the gross margin rate due to improved sell-throughs of full priced merchandise, and an $11.3 million decline in SG&A expenses. The SG&A expense reduction was primarily due to improved expense leverage resulting from expense control, coupled with increasing comparable store sales, continued progress on the Company’s corporate infrastructure downsizing, and the elimination or reduction of items that the Company does not expect to be long-term continuing obligations such as investigation expenses, severance/retention expenses, and insurance deductible expenses related to the New Orleans store. The improvement in operating income was partially offset by a $33.4 million FAS 123R charge associated with the discretionary anti-dilution adjustment on outstanding options and by a $20.3 million year-over-year increase in impairments and dispositions costs, primarily resulting from the $14.7 million gain recognized in the prior year related to the New Orleans store insurance settlement.

NET SALES

For the year ended February 3, 2007, total sales increased 5.8% to $2,940.0 million from $2,778.3 million for the year ended January 28, 2006, and consolidated comparable store sales increased 4.9%. The net effect of sales from new and closed stores resulted in a $13.7 million reduction, while the net effect of the New Orleans store also resulted in a $13. 7 million reduction. The year ended February 3, 2007 also includes an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle for many retailers and resulted in a $43.6 million increase in sales.

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

GROSS MARGIN

For the year ended February 3, 2007, gross margin was $1,135.7 million, or 38.6% of net sales, compared to $1,023.5 million, or 36.8% of net sales, for the year ended January 28, 2006. The improvement in gross margin dollars was due to the comparable sales increase of 4.9% and an improved gross margin rate. The increased gross margin rate was principally attributable to improved sell-throughs of full priced merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended February 3, 2007, SG&A was $819.2 million, or 27.9% of net sales, compared to $830.5 million, or 29.9% of net sales, for the year ended January 28, 2006. The net decrease of $11.3 million in expenses was principally due to expense improvement resulting from the Company’s corporate infrastructure downsizing, offset partially by the $33.4 million current period charge associated with SFAS 123R. Additionally, SG&A expense decreased as a result of a $14.5 million decrease in investigation related expenses, a $4.3 million reduction in insurance deductible expenses related to the New Orleans store, and a $4.3 million reduction in pension expense related to the pension curtailment gain, and SG&A increased as a result of an $11.0 million increase in incentive compensation and a year-over-year increase of $11.1 million in retention costs associated with the SDSG strategic alternatives process.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense, in dollars or as a percentage of net sales.

OTHER OPERATING EXPENSES

For the year ended February 3, 2007, other operating expenses, including store pre-opening costs, were $324.5 million, or 11.0% of net sales, compared to $328.8 million, or 11.8% of net sales, for the year ended January 28, 2006. As a percent of sales, other operating expenses decreased slightly, reflecting the ability to leverage essentially flat costs and a comparable store sales increase.

IMPAIRMENTS AND DISPOSITIONS

For the year ended February 3, 2007, the Company recognized net charges from impairments and dispositions of $12.4 million compared to net gains of $7.8 million for the year ended January 28, 2006. The current period net charges were primarily due to impairments and disposition charges in the normal course of business and lease termination costs related to store closings, while the prior period net gains primarily related to the insurance settlement received on the New Orleans store, partially offset by impairments and dispositions in the normal course of business.

INTEREST EXPENSE

Interest expense declined to $50.1 million in 2006 from $77.2 million in 2005 and, as a percentage of net sales, decreased to 1.7% in 2006 from 2.8% in 2005. The improvement of $27.1 million was due to the reduction in debt resulting from the repurchase of approximately $585.7 million and $21.4 million of senior notes in July 2005 and August 2005, respectively.

GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT

During the year ended February 3, 2007, the Company repurchased a total of approximately $0.2 million in principal amount of senior notes. The repurchase of these notes resulted in a gain on extinguishment of debt of $7 thousand. For the year ended January 28, 2006, the Company repurchased a total of approximately $607.1 million in principal amount of senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.4 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

OTHER INCOME, NET

Other income increased to $28.4 million in 2006 from $7.7 million in 2005 due principally to increased short-term investments as the Company invested the cash proceeds from the NDSG and Parisian dispositions prior to the payment of the May and November $4 per common share dividends.

INCOME TAXES

For 2006 and 2005 the effective income tax rate differs from the federal statutory tax rate due to state income taxes and other items such as executive compensation, tax-exempt interest, the change in state deferred tax rates, the change in valuation allowance against state net operating loss carryforwards, and the effect of concluding tax examinations. Excluding these items, the Company’s effective income tax rate was 48.7% and 41.1% in 2006 and 2005, respectively. Management anticipates that income tax rates in future years will be closer to 40%.

FISCAL YEAR ENDED JANUARY 28, 2006 (“2005”) COMPARED TO FISCAL YEAR ENDED

JANUARY 29, 2005 (“2004”)

DISCUSSION OF OPERATING INCOME — CONTINUING OPERATIONS

The following table shows the changes in operating income from 2004 to 2005:

(In Millions)	Total Company
FY 2004 Operating Loss — Continuing Operations	$(50.5)

Store sales and margin	(62.2)
Operating expenses	(43.8)
Impairments and dispositions	28.6

Decrease	(77.4)

FY 2005 Operating Loss — Continuing Operations	$(127.9)

For the year ended January 28, 2006, the Company’s operating loss increased to $127.9 million from an operating loss of $50.5 million in the same period last year. The $77.4 million increase in operating loss for the year was largely driven by a 240 basis point deterioration in the gross margin rate as well as a $33.9 million or 4.3% increase in SG&A expenses, partially offset by lower impairment and disposition charges. The gross margin rate declined substantially, related to (i) unsatisfactory inventory management, which led to substantially higher markdowns and (ii) a year-over-year decline in vendor markdown support. Additionally, an increase in SG&A expenses primarily reflected costs associated with the previously mentioned investigations; the SFA New Orleans store insurance deductible; investments in marketing, store and other key strategic initiatives; and certain costs related to organizational changes. Excluding the closure of the New Orleans store, which reduced operating income by $13.4 million, the net effect of new and closed stores reduced operating income by $11.7 million.

NET SALES

For the year ended January 28, 2006, total sales increased 0.4% to $2,778.3 million from $2,767.0 million for the year ended January 29, 2005. Consolidated comparable store sales increased 4.0%, while total sales were negatively affected by approximately $26 million for 2005 due to the SFA New Orleans store closing.

GROSS MARGIN

For the year ended January 28, 2006, gross margin was $1,023.5 million, or 36.8% of net sales, compared to $1,085.7 million, or 39.2% of net sales, for the year ended January 29, 2005. Aside from the lost contribution from the 2004 SFA store closings which totaled approximately $52 million, the reduction in gross margin dollars and rate was primarily attributable to key members of management, the merchandising team, and the finance group being largely focused on activities surrounding the investigations and a consequential amount of merchant turnover took place during the period. In addition, due to the ongoing investigations, SFA’s ability to collect certain vendor markdown allowances was impacted principally during the first half of the year, which negatively affected gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended January 28, 2006, SG&A was $830.5 million, or 29.9% of net sales, compared to $796.6 million, or 28.8% of net sales, for the year ended January 29, 2005. The net increase of $33.9 million in expenses was principally due to costs associated with the previously mentioned investigations, equity compensation and retention compensation totaling $52.5 million. The net effect of new and closed stores decreased SG&A by approximately $17.8 million.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense, in dollars or as a percentage of net sales.

OTHER OPERATING EXPENSES

For the year ended January 28, 2006, other operating expenses, including store pre-opening costs, were $328.8 million, or 11.8% of net sales, compared to $318.8 million, or 11.6% of net sales, for the year ended January 29, 2005. The increase of $10.0 million was principally the result of capital expenditures related to store remodels and expansions.

IMPAIRMENTS AND DISPOSITIONS

For the year ended January 28, 2006, the Company recognized net gains from impairments and dispositions of $7.8 million compared to net charges of $20.8 million for the year ended January 29, 2005. The current period net gains primarily related to the insurance settlement received on the New Orleans SFA store, partially offset by impairment and disposition charges in the normal course of business. Prior year charges were principally due to the impairment of store assets related to the SFA store closings and other impairment and disposition charges in the normal course of business.

INTEREST EXPENSE

Interest expense declined to $77.2 million in 2005 from $104.8 million in 2004 and, as a percentage of net sales, decreased to 2.8% in 2005 from 3.8% in 2004. The improvement of $27.6 million was due to the reduction in debt resulting from the repurchase of approximately $585.7 million and $21.4 million of senior notes in July 2005 and August 2005, respectively.

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

OTHER INCOME, NET

Other income increased to $7.7 million in 2005 from $4.0 million in 2004 due principally to higher yields on invested cash in 2005.

INCOME TAXES

For 2005 and 2004 the effective income tax rate differs from the federal statutory tax rate due to state income taxes and other items such as the change in valuation allowance against state net operating loss carryforwards, the change in state deferred tax rates, the effect of concluding tax examinations, and other adjustments to income tax reserves. Excluding these items, the Company’s effective income tax rate was 41.1% and 41.9% in 2005 and 2004, respectively.

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

Cash provided by operating activities from continuing operations was $151.0 million in 2006, $35.3 million in 2005 and $48.8 million in 2004. Cash provided by operating activities principally represents income before depreciation and amortization charges and losses from impairments and dispositions. The changes in working capital in 2006 from 2005 was largely due to the change in deferred income taxes. The decrease in 2005 from 2004 was primarily due to an increase in prepaid expenses and other current assets offset by a decrease in inventory and related accounts payable.

Cash used in investing activities from continuing operations was $(123.5) million in 2006, $(116.9) million in 2005 and $(78.8) million in 2004. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology, distribution centers, e-business infrastructure). The $6.6 million increase in net cash used in 2006 is primarily due to virtually no proceeds received from the sale of property and equipment in the current year versus $13.2 million of proceeds received in the prior year. The $38.1 million increase in net cash used in 2005 was primarily attributable to an increase in capital spending related to new stores.

Cash used in financing activities from continuing operations was $(1,041.2) million in 2006, $(762.2) million in 2005 and $(284.7) million in 2004. The 2006 use primarily relates to the payment of cash dividends totaling $1,095.0 million, while the 2005 use primarily relates to the repurchase of approximately $607.1 million in principal amount of senior notes due to the completion of the tender offers and consent solicitations. The 2004 use was principally attributable to payments of a $283.1 million cash dividend and $142.6 million of 2004 senior note maturities and subsequent open market repurchases, offset by net proceeds received from the issuance of $230.0 million of convertible notes during 2004.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are comprised of cash on hand and availability under its revolving credit facility. At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced from $800 million to $500 million in March 2006. In September 2006, the maturity date of the revolving credit facility was extended to September 2011. At February 3, 2007 and January 28, 2006, the Company maintained cash and cash equivalent balances of $277.9 million and $80.4 million (including $3 million of NDSG store cash held for sale), respectively. Exclusive of approximately $12 million and $34 million of store operating cash at February 3, 2007 and January 28, 2006, respectively, cash was invested principally in various money market funds at February 3, 2007 and January 28, 2006, respectively. There was no restricted cash at February 3, 2007 and January 28, 2006.

At February 3, 2007, the Company had no borrowings under its $500 million revolving credit facility, and had $48.3 million in unfunded letters of credit, leaving unutilized availability under the facility of $451.7million. The Company had maximum unfunded letters of credit of $137.1 million on its revolving credit facility during 2006. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

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

On August 30, 2006, the Company repurchased 450 thousand shares of Saks’ common stock at a cost of approximately $6.5 million, which left 37.4 million shares available for repurchase under the Company’s existing share repurchase program.

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

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the Company’s disposition of businesses, economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At February 3, 2007, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. At February 3, 2007, total debt was $686.7 million, representing a decrease of $43.8 million from the balance of $730.5 million at January 28, 2006. This decrease in debt was primarily the result of the $33.8 million and the $1.9 million reduction in capital leases associated with the sale of NDSG and Parisian, respectively. Despite the decrease in debt, the debt-to-capitalization ratio increased to 38.5% from 26.8% in the prior year due to a reduction in Shareholders’ Equity, primarily related to the March 6, 2006 and the October 3, 2006 $4.00 per share dividends.

At February 3, 2007, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At February 3, 2007, the Company had no borrowings under the revolving credit facility.

At February 3, 2007, the Company had $382.7 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

On March 14, 2007, the Company announced that it had commenced a modified “Dutch Auction” tender offer to purchase a portion of its 8 1/4% senior notes due November 15, 2008 for an aggregate purchase price not to exceed $100 million (the “offer cap”). Under the modified “Dutch Auction” procedure, the Company agreed to accept the senior notes validly tendered in the order of highest to lowest spreads specified by the holders and agreed to select the single highest spread that would enable the Company to purchase an amount of the senior notes having an aggregate purchase price up to the offer cap (or, if the senior notes having an aggregate purchase price less than the offer cap are validly tendered, all senior notes so tendered). The offer expires on April 11, 2007, unless extended.

The Company had $230 million of convertible senior notes, at February 3, 2007, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

During the year ended February 3, 2007, the aforementioned conversion criterion was met. The closing price of the Company’s common stock exceeded 120% of the convertible senior notes’ conversion price for at least 20 out of 30 trading days in the fourth calendar quarter of 2006. The Company gave notice on January 3, 2007 that the holders of the convertible notes could convert them into shares of the Company’s common stock until March 30, 2007 in accordance with, and subject to, the terms of the convertible notes indenture. As of February 3, 2007, no note holders have converted their notes into the Company’s common stock. Since the holders of the convertible notes have the ability to exercise their conversion rights, the convertible notes were classified within the “current portion of long-term debt” on the Company’s February 3, 2007 balance sheet.

At February 3, 2007 the Company had $74.3 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $5 million and $7 million per year.

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal funding requirements in 2007. As part of the sale of NDSG to Bon-Ton, the NDSG pension assets and liabilities were acquired by Bon-Ton. Additionally, the Company curtailed its SFA pension plan during 2006 which froze benefit accruals for all participants except those who have attained age 55 and completed 10 years of service as of January 1, 2007 and who continue to be highly compensated employees.

CONTRACTUAL OBLIGATIONS

The contractual cash obligations at February 3, 2007 associated with the Company’s capital structure, as well as other contractual obligations are illustrated in the following table:

	Payments Due by Period
(Dollars in Millions)	Within 1 year	Years 2-3	Years 4-5	After Year 5	Total
Long-Term Debt, including interest	$38	$248	$226	$297	$809
Capital Lease Obligations, including interest	17	31	29	127	204
Operating Leases	66	123	105	230	524
Pension and Post Retirement Liabilities	18	33	31	58	140
Purchase Obligations	676	33	19	—	728

Total Contractual Cash Obligations	$815	$468	$410	$712	$2,405

The Company’s purchase obligations principally consist of purchase orders for merchandise, store construction contract commitments, maintenance contracts, and services agreements and amounts due under employment agreements. Amounts committed under open purchase orders for merchandise inventory represent approximately $616 million of the purchase obligations within one year, a substantial portion of which are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share, and the Company reduced shareholders’ equity for the $547.5 million dividend. Approximately $539.0 million of the dividend was paid on May 1, 2006 to shareholders of record as of April 14, 2006. On October 3, 2006 the Company’s Board of Directors declared another cash dividend of $4.00 per common share, and the Company reduced shareholders’ equity for the $558.6 million dividend. Approximately $549.0 million of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividends will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

Additionally, at both February 3, 2007 and January 28, 2006, the Company had accrued approximately $20 million related to retention and severance compensation in conjunction with its SDSG strategic alternative processes.

Other cash obligations that have been excluded from the contractual obligations table include contingent rent payments, amounts that might come due under change-in-control provisions of employment agreements, common area maintenance costs, and deferred rentals. The Company voluntarily contributed approximately $11.8 million to the Company’s pension plan in June 2006 and expects minimal funding requirements in 2007 and 2008.

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

CREDIT CARDS

Prior to April 15, 2003, the Company’s proprietary credit cards were issued by National Bank of the Great Lakes (“NBGL”), a wholly owned subsidiary of the Company. On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of a trust to HSBC, a third party financial institution.

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

At the end of the ten-year term expiring in 2013, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the occurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early at February 3, 2007 would have been approximately $33.0 million. Management believes the risk of incurring a contingent payment is remote.

In September of 2006 the company entered into agreements with HSBC and MasterCard to issue a co-branded MasterCard to new and existing proprietary credit card customers. Under this program, qualifying customers are issued a SFA and MasterCard branded credit card that functions as a traditional proprietary credit card when used at any SFA or Off 5th store and at Saks Direct or as a MasterCard when used at any unaffiliated location that accepts MasterCard. HSBC establishes and owns the co-brand accounts, retains the benefits and sales associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad-debts associated with the accounts.

CAPITAL NEEDS

The Company estimates capital expenditures for 2007 will approximate $125 million to $150 million, net of any proceeds, primarily for store expansions and renovations, enhancements to management information systems, maintenance capital and replacement capital expenditures.

The Company anticipates that working capital requirements related to existing stores, store expansions, store renovations and capital expenditures will be funded through cash on hand, cash provided by operations and the revolving credit agreement. Maximum availability under the revolving credit agreement is $500 million. There is no debt rating trigger. During periods in which availability under the agreement exceeds $60 million, the Company is not subject to financial covenants. If availability under the agreement were to decrease to less than $60 million, the Company would be subject to a minimum fixed charge coverage ratio of 1 to 1. During 2006, weighted average letters of credit issued under this credit agreement were $96.8 million. The highest amount of letters of credit outstanding under the agreement during 2006 was $137.1 million. The Company expects to generate adequate cash flows from operating activities combined with borrowings under its revolving credit agreement in order to sustain its current levels of operations.

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

REVENUE RECOGNITION

Sales and the related gross margin are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. There are minimal accounting judgments and uncertainties affecting the application of this policy. The Company estimates the amount of goods that will be returned for a refund and reduces sales and gross margin by that amount. However, given that approximately 22% of merchandise sold is later returned and that the vast majority of merchandise returns are effected within a matter of days of the selling transaction, the risk of the Company realizing a materially different amount for sales and gross margin than reported in the consolidated financial statements is minimal.

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

DEPRECIATION AND RECOVERABILITY OF CAPITAL ASSETS

Over forty percent of the Company’s assets at February 3, 2007 are represented by investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions for use in evaluating the carrying value of capital assets requires judgments and estimates.

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

•

Recoverability of the carrying value of store assets is assessed upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing) and, absent certain events, annually. The recoverability assessment requires judgment and estimates for future store generated cash flows. The underlying estimates for cash flows include estimates for future sales, gross margin rates, inflation and store expenses. During 2006, the Company recorded $6.1 million in impairment charges in the normal course of business. In addition, the Company recorded a $6.4 million charge primarily due to lease termination costs related to store closings. There are several stores in which current cash flows are not adequate to recover the carrying value of the store assets. However, the Company believes that estimated sales growth and gross margin improvement will enhance the cash flows of these stores such that the carrying value of the store assets will be recovered. Generally these stores were recently opened and require a two to five year period to develop the customer base to attain the required cash flows. To the extent management’s estimates for sales growth and gross margin improvement are not realized, future annual assessments could result in impairment charges.

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

INCOME AND OTHER TAXES

The majority of the Company’s deferred tax assets at February 3, 2007 consist of federal and state net operating loss carryforwards that will expire between 2007 and 2026. During 2006 the valuation allowance against net operating loss carryforwards was reduced based on projections of future profitability. At February 3, 2007 the Company believes that it will be sufficiently profitable during the periods from 2007 to 2026 to utilize all of its federal NOLs and a significant portion of its state NOLs. To the extent management’s estimates of future taxable income by jurisdiction are greater than or less than management’s current estimates, future increases or decreases in the benefit for net operating losses could occur.

The Company is routinely under audit by federal, state and local authorities in the areas of income taxes and the remittance of sales and use taxes. Audit authorities may question the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, the Company often accrues for exposures related to uncertain tax positions.

During 2006, the Company concluded a federal income tax examination for the 2003 and 2004 tax years and concluded a number of state income tax examinations as well. The Company decreased the amount previously accrued for exposures related to uncertain tax positions by $10.2 million.

During 2004, the Company recorded a benefit of $4.6 million related to the expiration of the statute of limitations with respect to certain tax examination periods which was recorded as a credit to Shareholder’s Equity in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” In addition, an increase to the reserve for tax exposures of $2.6 million was recorded as an income tax expense for additional exposures.

At February 3, 2007, the Company believes it has appropriately accrued for exposures related to uncertain tax positions. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At February 3, 2007, the Company’s two open tax years were not under examination by the Internal Revenue Service while certain state examinations were ongoing.

PENSION PLANS

Pension expense is based on information provided by outside actuarial firms that use assumptions provided by the Company’s management to estimate the total benefits ultimately payable to associates and allocates this cost to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The pension plans are valued annually on November 1st. The projected unit credit method is utilized in recognizing the pension liabilities.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The Company adopted SFAS No. 158 prospectively on February 3, 2007. This Statement requires the Company to recognize an asset or liability for the overfunded or underfunded status of its pension and other postretirement benefit plans. SFAS No. 158 requires the Company to recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income (“AOCI”), net of tax. Such amounts will be adjusted as they are subsequently recognized as components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions.

Upon adoption of SFAS No. 158, the Company recorded a pension asset of $4.6 million and eliminated the prepaid pension asset of $47.7 million. Based on the funded status of the defined benefit pension and postretirement benefit plans as of February 3, 2007, the Company also recorded a net decrease in AOCI of $26.0 million. The adoption of SFAS No. 158 on February 3, 2007 had no impact on the Company’s earnings.

Pension assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.

•

The assumed discount rate utilized is based upon pension discount curves and bond portfolio curves over a duration similar to the plan’s liabilities as of the measurement date. The discount rate is utilized principally in calculating the Company’s pension obligation, which is represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO) and in calculating net pension expense. At November 1, 2006, the discount rate was 5.50%. To the extent the discount rate increases or decreases, the Company’s ABO is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is $3.0 million on the ABO and $0.1 million on annual pension expense. To the extent the ABO increases, the after-tax effect of such increase serves to reduce Other Comprehensive Income and Shareholders’ Equity.

•

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. It is the Company’s policy to invest approximately 65% of the pension fund assets in equities, 30% in fixed income securities and 5% in real estate. This expected average long-term rate of return on assets is based principally on the advice of the Company’s outside investment advisors. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized over the course of a year is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 15 to 20 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 15 to 20 years. During 2006 and 2005, the Company utilized 8.0% and 7.5%, respectively, as the expected long-term rate of return on assets.

•

The assumed average rate of compensation increases is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% for the periods following November 1, 2006 and is utilized principally in calculating the PBO and annual pension expense. The estimated effect of a 0.25% change in the assumed rate of compensation increases would not be material to the PBO or annual pension expense.

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

SEASONALITY

The Company’s business, like that of most retailers, is subject to seasonal influences, with a significant portion of net sales and net income realized during the second half of the fiscal year, which includes the holiday selling season. In light of these patterns, SG&A expenses are typically higher as a percentage of net sales during the first three fiscal quarters of each year, and working capital needs are greater in the last two fiscal quarters of each year. The increases in working capital needs during the fall season have typically been financed with cash flow from operations and borrowings under the Company’s revolving credit agreement. Generally, more than 30% of the Company’s sales are generated during the fourth quarter and a large portion of its operating income is generated during the fall season.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The benefit to be recognized for a tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, and disclosure. The Company will adopt FIN 48 as of February 4, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to shareholders’ equity in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements. The Company currently anticipates that it will record an adjustment to increase shareholders’ equity by $30 to $40 million.

The FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s dilutive calculation by 19,219 shares.

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

On September 29, 2006, the FASB issued SFAS No. 158. The Company adopted SFAS No. 158 prospectively on February 3, 2007. SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of SFAS No. 158 did not have a material effect on the Company’s results of operations or financial position for the year ended February 3, 2007. Additionally, SFAS No. 158 will require the Company to change the measurement date for the assets and liabilities of its employee benefit plans from November 1 to the Company’s fiscal year end beginning with the year ending January 31, 2009.

RELATED PARTY TRANSACTIONS

A summary of the Company’s related party transactions is included in Item 13, Certain Relationships and Related Transactions, in this Form 10-K.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; the outcome of the formal investigation by the Securities and Exchange Commission and the inquiry the Company understands has been commenced by the Office of the United States Attorney for the Southern District of New York into the matters that were the subject of the investigations conducted during 2004 and 2005 by the Audit Committee of the Company’s Board of Directors and any related matters that may be under investigation or the subject of inquiry; the ultimate amount of reimbursement to vendors of improperly collected markdown allowances; the ultimate impact of improper timing of recording of inventory markdowns; and the ultimate impact of incorrect timing of recording of vendor markdown allowances. For additional information regarding these and other risk factors, please refer to Item 1A of Part I in this Form 10-K for the fiscal year ended February 3, 2007 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

Management undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. Persons are advised, however, to consult any further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk primarily arises from changes in interest rates and the U.S. equity and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Such derivative instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly defined in its risk management policies. The Company is exposed to interest rate risk primarily through its borrowings, and derivative financial instrument activities, which are described in Notes 2 and 7 to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

During 2004 the Company terminated all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net losses of $350 thousand and $584 thousand at February 3, 2007 and January 28, 2006, respectively, that are being amortized as a component of interest expense through 2010.

Based on the Company’s market risk sensitive instruments outstanding at February 3, 2007, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period based on criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the management’s assessment, management believes that, as of the end of the period, the Company’s internal control over financial reporting was effective “at the reasonable assurance level” based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the period has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Election of Directors,” “Corporate Governance —Board Practices,” and “Corporate Governance — Audit Committee” in the Saks Incorporated Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on June 6, 2007 (the “Proxy Statement”), is incorporated herein by reference.

The information required under this item with respect to the Company’s Executive Officers is incorporated by reference from Item 1C of this report under “Executive Officers of the Registrant.”

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, with respect to compliance with Section 16(a) by the Company’s Directors, Executive Officers and persons who own more than 10% of the Company’s Common Stock, is incorporated herein by reference.

Item 11. Executive Compensation.

The information in the Proxy Statement set forth under the captions “Executive Compensation,” “Director Compensation,” and “Corporate Governance — Human Resources and Compensation Committee” is incorporated herein by reference, except that the Report of the Human Resources and Compensation Committee of the Board of Directors, included as part of the caption “Executive Compensation,” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Outstanding Voting Securities” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference.

The information set forth under the caption “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement, with respect to equity compensation plans approved and not approved by security holders, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Certain Transactions and Other Matters,” with respect to certain relationships and related transactions, and “Corporate Governance — Director Independence,” with respect to the independence of the Company’s independent directors, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information set forth under the caption “Ratification of Appointment of Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services in 2006 and 2005” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements — The financial statements listed on page F-1 herein.

(2)	Financial Statement Schedule — The financial statement schedule listed on page F-1 herein.

(3)	Exhibits — The exhibits listed on the accompanying Index to Exhibits appearing at page E-1.

(b)	The exhibits listed on the accompanying Index to Exhibits appearing at page E-1 are filed as exhibits to this report.

(c)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either included in the financial statements or notes thereto or are not required or are not applicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 2, 2007.

SAKS INCORPORATED

By:	/s/ KEVIN G. WILLS
Kevin G. Wills
Executive Vice President of Finance and
Chief Accounting Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2007.

/s/ STEPHEN I. SADOVE
Stephen I. Sadove
Chief Executive Officer
Director
Principal Executive Officer

/s/ KEVIN G. WILLS
Kevin G. Wills
Executive Vice President of Finance and
Chief Accounting Officer
Principal Financial and Accounting Officer

/s/ R. BRAD MARTIN
R. Brad Martin
Chairman of the Board

/s/ RONALD DE WAAL
Ronald de Waal
Vice Chairman of the Board

/s/ STANTON J. BLUESTONE
Stanton J. Bluestone
Director

/s/ ROBERT B. CARTER
Robert B. Carter
Director

/s/ JULIUS W. ERVING
Julius W. Erving
Director

/s/ MICHAEL S. GROSS
Michael S. Gross
Director

/s/ DONALD E. HESS
Donald E. Hess
Director

/s/ MARGUERITE S. KONDRACKE
Marguerite S. Kondracke
Director

/s/ NORA P. MCANIFF
Nora P. McAniff
Director

/s/ C. WARREN NEEL
C. Warren Neel
Director

/s/ CHRISTOPHER J. STADLER
Christopher J. Stadler
Director

FORM 10-K — ITEM 15(a)(3) AND 15(c)

SAKS INCORPORATED AND SUBSIDIARIES

EXHIBITS

Exhibit No.		Description
2.1		Asset Purchase Agreement, dated as of April 28, 2005, between Saks Incorporated and Belk, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on May 2, 2005)

2.2		Purchase Agreement, dated as of October 29, 2005, between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on November 3, 2005)

2.3		Amendment No. 1 to Purchase Agreement, dated as of February 16, 2006, between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference form the Exhibits to the Form 8-K filed on February 21, 2006)

2.4		Stock Purchase Agreement, dated as of August 1, 2006, between Saks Incorporated and Belk, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 7, 2006)

3.1	*	Amended and Restated Charter of Saks Incorporated

3.2		Amended and Restated Bylaws of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

4.1		Indenture, dated as of November 9, 1998, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (8 1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on November 19, 1998)

4.2		Indenture, dated as of December 2, 1998, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on December 4, 1998)

4.3		Indenture, dated as of February 17, 1999, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on February 19, 1999)

4.4		Indenture, dated as of October 4, 2001, among Saks Incorporated, the Subsidiary Guarantors, and Bank One Trust Company, National Association, as trustee (9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 11, 2001)

4.5		Registration Rights Agreement, dated as of July 8, 1996, between Proffitt’s, Inc. and Parisian, Inc. (incorporated by reference from the Exhibits to the Form S-4/A Registration Statement No. 333-09043 of Proffitt’s, Inc. filed on August 16, 1996)

4.6		Registration Rights Agreement, dated as of July 4, 1998, between Proffitt’s, Inc. and specified stockholders of Saks Holdings, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Proffitt’s, Inc. filed on July 8, 1998)

4.7		Second Amended and Restated Rights Agreement, dated as of October 4, 2004, between Saks Incorporated and The Bank of New York, as Rights Agent (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 10, 2004)

Exhibit No.	Description
4.8	Indenture, dated as of December 8, 2003, among Saks Incorporated, the Subsidiary Guarantors named therein, and the Bank of New York, as Trustee (7% Notes due 2013) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on December 11, 2003)

4.9	Registration Rights Agreement, dated as of December 8, 2003, among Saks Incorporated, certain of its subsidiaries named therein, Citigroup Global Markets Inc., Goldman, Sachs & Company, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc. and ABN AMRO Incorporated (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on December 11, 2003)

4.10	Indenture, dated as of March 23, 2004, between Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 26, 2004)

4.11	Registration Rights Agreement, dated as of March 23, 2004, among Saks Incorporated, certain subsidiaries of Saks Incorporated named therein, Goldman, Sachs & Co. and Citigroup Global Markets Inc., as representatives of the purchasers (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 26, 2004)

4.12	Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 6, 2005)

4.13	Fourth Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and JPMorgan Chase Bank, N.A., as trustee (9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 6, 2005)

4.14	Seventh Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and JPMorgan Chase Bank, N.A., as trustee (8 1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 6, 2005)

4.15	Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as trustee (7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 21, 2005)

4.16	Second Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (7% Notes due 2013) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 21, 2005)

4.17	Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee (7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 21, 2005)

4.18	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (8 1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

Exhibit No.	Description
4.19	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

4.20	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

4.21	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

10.1	Amended and Restated Credit Agreement, dated as of November 26, 2003, among Saks Incorporated, as borrower, Fleet Retail Group, Inc., as Agent, and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 16, 2004)

10.2	First Amendment and Waiver to Credit Agreement and Second Amendment to Security Agreement, dated as of June 6, 2005, among Saks Incorporated, as borrower; Fleet Retail Group, Inc., as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2005)

10.3	Second Amendment and Waiver to Credit Agreement, dated as of January 26, 2006, among Saks Incorporated, as borrower; Fleet Retail Group, Inc., as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on February 1, 2006)

10.4	Third Amendment and Waiver to Credit Agreement, dated as of September 22, 2006, among Saks Incorporated, as borrower; Bank of America, N.A. (as successor in interest to Fleet Retail Group, LLC (f/k/a Fleet Retail Group, Inc.)), as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended October 28, 2006)

10.5	Supplemental Transaction Agreement, dated as of April 14, 2003, among Saks Incorporated, National Bank of the Great Lakes, Saks Credit Corporation, Household Finance Corporation, and Household Bank (SB), N.A. (incorporated by reference from the Exhibits from the Form 8-K of Saks Incorporated filed on April 29, 2003)

10.6	Servicing Agreement, dated as of April 15, 2003, between Jackson Office Properties, Inc., as successor to McRae’s, Inc., and Household Corporation (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on April 29, 2003)

Exhibit No.	Description
10.7	Program Agreement, dated as of April 15, 2003, among Saks Incorporated, Jackson Office Properties, Inc. (as successor to McRae’s, Inc.), and Household Bank (SB), N.A. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on April 29, 2003)

10.8	Amended and Restated Transition Service Agreement, dated as of March 10, 2006, between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 10, 2006)

10.9	Transition Service Agreement, dated as of October 2, 2006, between Saks Incorporated and Belk, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 6, 2006)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS, ETC.

10.10	Saks Incorporated Amended and Restated Employee Stock Purchase Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

10.11	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.12	Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.13	Form of Stock Option Agreement Pursuant to the Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2005)

10.14	Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit B to the proxy statement of Saks Incorporated filed on April 28, 2004)

10.15	Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.16	Trust Agreement for the Saks Incorporated 401(k) Retirement Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.17	Saks Incorporated Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

10.18	Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.19	Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.20	Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration Statement No. 333-2426)

Exhibit No.		Description
10.21		Amendment to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration Statement No. 333-2426)

10.22		Form of Stock Option Agreement Pursuant to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration No. 333-2426)

10.23		Saks Incorporated 2003 Senior Executive Bonus Plan (incorporated by reference from Attachment A to the Saks Incorporated Proxy Statement for the 2003 Annual Meeting of Shareholders)

10.24	*	Amended and Restated 2000 Change of Control and Material Transaction Severance Plan

10.25		Restricted Stock Agreement, dated as of May 18, 2005, between Kevin Wills and Saks Incorporated and the Supplement to the Restricted Stock Agreement, dated May 18, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on May 18, 2005)

10.26		Form of Performance Share Agreement, dated as of June 16, 2004, between Saks Incorporated and each recipient (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 29, 2005)

10.27		Supplement to Performance Share Agreement, dated as of June 27, 2005, between Saks Incorporated and R. Brad Martin (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 29, 2005)

10.28		Form of Supplement to Performance Share Agreement, dated as of June 27, 2005, between Saks Incorporated and each recipient (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 29, 2005)

10.29		Form of Restricted Stock Agreement with respect to the Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended April 30, 2005)

10.30		Form of Supplement to Restricted Stock Agreement with respect to the Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended April 30, 2005)

10.31	*	Form of Stock Option Agreement with respect to the Saks Incorporated 2004 Long-Term Incentive Plan

10.32		Form of Indemnification Agreement, dated as of April 5, 2006, between Saks Incorporated, and each of the counterparties thereto (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 28, 2006)

10.33		Amended and Restated Employment Agreement, dated as of December 8, 2004, between R. Brad Martin and Saks Incorporated (incorporated by reference from the Exhibit 10.1 to the Form 10-Q of Saks Incorporated for the quarterly period ended October 30, 2004)

10.34		Employment Agreement, dated as of January 7, 2002, between Saks Incorporated and Stephen I. Sadove, Vice Chairman of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

Exhibit No.	Description
10.35	Employment Agreement, dated as of June 8, 2006, between Saks Incorporated and James A. Coggin, President and Chief Administrative Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 9, 2006)

10.36	Employment Agreement, dated as of January 9, 2004, between Jackson Office Properties, Inc. (successor in interest to McRae’s, Inc.) and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on February 6, 2007)

10.37	Employment Agreement, dated as of June 8, 2006, between Saks Incorporated and Douglas E. Coltharp, Executive Vice President and Chief Financial Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 9, 2006)

10.38	Letter agreement (relating to Employment Agreement), dated as of October 23, 2006, between Saks Incorporated and Douglas E. Coltharp, Executive Vice President and Chief Financial Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 23, 2006)

10.39	Employment Agreement, dated as of June 8, 2006, between Saks Incorporated and Charles J. Hansen, Executive Vice President and General Counsel (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 9, 2006)

10.40	Letter agreement (relating to Employment Agreement), dated as of October 23, 2006, between Saks Incorporated and Charles J. Hansen, Executive Vice President and General Counsel (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 23, 2006)

10.41	Employment Agreement, dated as of June 8, 2006, between Saks Incorporated and Kevin G. Wills, Executive Vice President of Finance and Chief Accounting Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 9, 2006)

10.42	Letter agreement (relating to Employment Agreement), dated as of October 23, 2006, between Saks Incorporated and Kevin G. Wills, Executive Vice President of Finance and Chief Accounting Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 23, 2006)

10.43	Employment Agreement, dated as of April 5, 2006, between Saks Incorporated and Charles G. Tharp, Executive Vice President-Human Resources (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 28, 2006)

10.44	Employment Agreement, dated as of September 15, 2006, between Saks Incorporated and Julia A. Bentley, Senior Vice President-Investor Relations and Communications (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on September 21, 2006)

21.1*	Subsidiaries of the registrant

23.1*	Consents of Independent Registered Public Accounting Firm

31.1*	Certification of the principal executive officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.		Description
31.2	*	Certification of the principal accounting officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	*	Certification of principal executive officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the principal accounting officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	Saks Incorporated Employee Stock Purchase Plan Financial Statements for the years ended December 31, 2006 and December 31, 2005

*	Filed herewith

SAKS INCORPORATED & SUBSIDIARIES

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Saks Incorporated:

We have completed integrated audits of Saks Incorporated’s consolidated financial statements and of its internal control over financial reporting as of February 3, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Saks Incorporated (the Company) and its subsidiaries at February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, as of January 29, 2006 and as discussed in Note 9, the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, as of February 3, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Birmingham, AL

April 2, 2007

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In Thousands, except per share amounts)	February 3, 2007	January 28, 2006	January 29, 2005
NET SALES	$2,940,003	$2,778,333	$2,766,977
Cost of sales (excluding depreciation and amortization)	1,804,294	1,754,833	1,681,297

Gross margin	1,135,709	1,023,500	1,085,680
Selling, general and administrative expenses	819,218	830,495	796,574
Other operating expenses
Property and equipment rentals	114,718	109,000	106,677
Depreciation and amortization	128,522	133,556	130,131
Taxes other than income taxes	80,614	85,016	80,042
Store pre-opening costs	597	1,227	1,993
Impairments and dispositions	12,443	(7,848)	20,768

OPERATING LOSS	(20,403)	(127,946)	(50,505)
Interest expense	(50,136)	(77,188)	(104,773)
Gain (loss) on extinguishment of debt	7	(29,375)	—
Other income, net	28,407	7,705	4,048

LOSS BEFORE INCOME TAXES	(42,125)	(226,804)	(151,230)
Benefit for income taxes	(34,783)	(93,161)	(71,024)
LOSS FROM CONTINUING OPERATIONS	(7,342)	(133,643)	(80,206)
DISCONTINUED OPERATIONS:
Income from discontinued operations (including gain on disposal of $191,918, $156,010 and $0, respectively)	193,377	321,443	235,468
Provision for income taxes	132,293	165,452	94,177
INCOME FROM DISCONTINUED OPERATIONS	61,084	155,991	141,291

NET INCOME	$53,742	$22,348	$61,085

Per share amounts — Basic
Loss from continuing operations	$(0.05)	$(0.97)	$(0.58)
Income from discontinued operations	$0.45	$1.13	$1.01
Net income	$0.40	$0.16	$0.44
Per share amounts — Diluted
Loss from continuing operations	$(0.05)	$(0.97)	$(0.58)
Income from discontinued operations	$0.45	$1.13	$1.01
Net income	$0.40	$0.16	$0.44
Weighted average common shares:
Basic	135,880	138,348	139,470
Diluted	135,880	138,348	139,470

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share amounts)	February 3, 2007	January 28, 2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$277,883	$77,312
Merchandise inventories	785,302	807,211
Other current assets	146,893	165,085
Deferred income taxes, net	40,763	119,558
Current assets — held for sale	—	475,485

TOTAL CURRENT ASSETS	1,250,841	1,644,651
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	1,099,331	1,340,868
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION — held for sale	—	436,412
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION	324	181,644
GOODWILL AND INTANGIBLES, NET OF AMORTIZATION — held for sale	—	1,789
DEFERRED INCOME TAXES, NET	152,754	191,480
OTHER ASSETS	41,053	42,549
OTHER ASSETS — held for sale	—	11,332

TOTAL ASSETS	$2,544,303	$3,850,725

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$231,038	$190,064
Accrued expenses	318,188	372,821
Accrued compensation and related items	68,267	68,228
Sales taxes payable	8,620	9,066
Current portion of long-term debt	236,667	7,803
Current liabilities — held for sale	—	197,068

TOTAL CURRENT LIABILITIES	862,780	845,050

LONG-TERM DEBT	450,010	688,080
LONG-TERM DEBT — held for sale	—	34,656
OTHER LONG-TERM LIABILITIES	135,374	203,583
LONG-TERM LIABILITIES — held for sale	—	79,973

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — $1.00 par value; Authorized — 10,000 shares; Issued and outstanding — none	—	—
Common stock — $0.10 par value; Authorized — 500,000 shares; Issued and outstanding — 140,480 shares and 136,005 shares	14,048	13,601
Additional paid-in capital	1,097,817	1,994,979
Accumulated other comprehensive loss	(28,346)	(72,467)
Retained earnings	12,620	63,270

TOTAL SHAREHOLDERS’ EQUITY	1,096,139	1,999,383

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,544,303	$3,850,725

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 31, 2004	141,835	$14,183	$2,111,214	$217,550	$(71,610)	$2,271,337
Net income				61,085		61,085
Change in minimum pension liability					(15,208)	(15,208)

Comprehensive income						45,877
Issuance of common stock	2,714	272	27,699			27,971
Income tax benefit related to employee stock plans			8,450			8,450
Income tax effect of NOL carryforwards			71,023			71,023
Decrease in tax valuation allowance			4,586			4,586
Dividend Paid			(47,838)	(237,713)		(285,551)
Net activity under stock compensation plans	1,769	177	13,720			13,897
Convertible notes:
Hedge and call option			(25,043)			(25,043)
Income tax effect			15,268			15,268
Repurchase of common stock	(6,203)	(620)	(84,777)			(85,397)

Balance at January 29, 2005	140,115	14,012	2,094,302	40,922	(86,818)	2,062,418
Net income				22,348		22,348
Change in minimum pension liability					14,351	14,351

Comprehensive income						36,699
Issuance of common stock	8,195	820	82,688			83,508
Income tax benefit related to employee stock plans			20,281			20,281
Decrease in tax valuation allowance			2,525			2,525
Activity under stock compensation plans	555	55	17,540			17,595
Repurchase of common stock	(12,860)	(1,286)	(222,357)			(223,643)

Balance at January 28, 2006	136,005	13,601	1,994,979	63,270	(72,467)	1,999,383
Net income				53,742		53,742
Elimination of NDSG minimum pension liability					39,380	39,380
Change in additional minimum pension liability					30,757	30,757

Comprehensive income						123,879
Adoption of SFAS No. 158					(26,016)	(26,016)
Issuance of common stock	5,031	503	51,227			51,730
Dividends Paid			(1,001,733)	(104,392)		(1,106,125)
Income tax benefit related to employee stock plans			13,470			13,470
Activity under stock compensation plans	(146)	(11)	(5,712)			(5,723)
Stock-based compensation — stock options and restricted stock			18,722			18,722
Stock-based compensation — FAS 123R dividend adjustment			33,350			33,350
Repurchase of common stock	(450)	(45)	(6,486)			(6,531)

Balance at February 3, 2007	140,440	$14,048	$1,097,817	$12,620	$(28,346)	$1,096,139

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In Thousands)	February 3, 2007	January 28, 2006	January 29, 2005
OPERATING ACTIVITIES
Net income	$53,742	$22,348	$61,085
Income from discontinued operations	61,084	155,991	141,291

Loss from continuing operations	(7,342)	(133,643)	(80,206)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain (loss) on extinguishment of debt	(7)	29,375	—
Depreciation and amortization	128,522	133,556	130,131
Provision for employee stock compensation	52,072	17,595	13,897
Deferred income taxes	93,987	37,262	6,744
Impairments and dispositions	12,443	(7,848)	20,768
Excess tax benefit from stock-based compensation	(16,027)	—	—
Changes in operating assets and liabilities:
Merchandise inventories	(142,817)	67,772	(54,867)
Other current assets	(11,056)	(39,699)	15,300
Accounts payable and accrued liabilities	53,254	(49,106)	(19,838)
Other operating assets and liabilities	(12,014)	(19,992)	16,863

Net Cash Provided By Operating Activities — Continuing Operations	151,015	35,272	48,792
Net Cash Provided By (Used In) Operating Activities — Discontinued Operations	(95,730)	152,800	310,029

NET CASH PROVIDED BY OPERATING ACTIVITIES	55,285	188,072	358,821

INVESTING ACTIVITIES
Purchases of property and equipment	(123,679)	(130,124)	(96,013)
Proceeds from sale of property and equipment	171	13,236	17,183

Net Cash Used In Investing Activities — Continuing Operations	(123,508)	(116,888)	(78,830)
Net Cash Provided By (Used In) Investing Activities — Discontinued Operations	1,307,025	514,599	(97,642)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,183,517	397,711	(176,472)

FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	—	—	230,000
Payments for hedge and call options associated with convertible notes	—	—	(25,043)
Payments on long-term debt and capital lease obligations	(7,371)	(621,316)	(149,152)
Excess tax benefit from stock-based compensation	16,027	—	—
Cash dividends paid	(1,095,025)	(795)	(283,127)
Purchases and retirements of common stock	(6,531)	(223,643)	(85,397)
Proceeds from issuance of common stock	51,730	83,508	27,971

Net Cash Used In Financing Activities — Continuing Operations	(1,041,170)	(762,246)	(284,748)
Net Cash Used In Financing Activities — Discontinued Operations	(149)	(241)	(6,370)

NET CASH USED IN FINANCING ACTIVITIES	(1,041,319)	(762,487)	(291,118)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	197,483	(176,704)	(108,769)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	77,312	257,104	365,873
PLUS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS HELD FOR SALE AT BEGINNING OF YEAR	3,088	—	—
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS HELD FOR SALE AT END OF YEAR		(3,088)	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$277,883	$77,312	$257,104

Non-cash investing and financing activities are further described in the accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

NOTE 1 — GENERAL

ORGANIZATION

Saks Incorporated and its subsidiaries’ (together the “Company”) operations consist of Saks Fifth Avenue (SFA), Off Fifth, and Club Libby Lu. Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for the current and prior year periods and are discussed below at “Discontinued Operations.”

DISCONTINUED OPERATIONS

On July 5, 2005, Belk acquired from the Company for approximately $623,000 in cash substantially all of the assets directly involved in the Proffitt’s business operations, plus the assumption of approximately $1,000 in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $784,000. The Company realized a net gain of $155,525 on the sale.

Upon the closing of the transaction, Belk entered into a Transition Services Agreement (“Proffitt’s TSA”) whereby the Company continued to provide certain back office services related to the Proffitt’s operations. Beginning with the second quarter of 2006, the back office services were substantially complete, and therefore, the Proffitt’s TSA no longer qualified as continuing involvement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of the Proffitt’s operations are reflected as discontinued operations in the accompanying consolidated statements of income and the consolidated statements of cash flows for all periods presented.

Additionally, on March 6, 2006, the Company sold to Bon-Ton all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG (operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers), either directly or indirectly. The consideration received consisted of approximately $1,115,000 in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35,000 of unfunded benefits liabilities and approximately $35,000 of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75,000 resulting in net cash proceeds to the Company of approximately $1,040,000. The disposition included NDSG’s operations consisting of, among other things, the following: the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores), the administrative/headquarters facilities in Milwaukee, Wisconsin, and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. NDSG stores generated fiscal 2005 revenues of approximately $2,168,000. The Company realized a net gain of $204,729 on the sale.

Bon-Ton entered into a Transition Service Agreement with the Company (“NDSG TSA”), whereby the Company continued to provide, for varying transition periods, back office services related to the NDSG

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

operations. The back-office services included certain information technology, telecommunications, credit, accounting and store planning services, among others. Bon-Ton compensates the Company for these services, as outlined in the NDSG TSA. The assets and liabilities associated with NDSG were classified as held for sale at January 28, 2006 in the accompanying Consolidated Balance Sheets. Beginning with the third quarter of 2006, the NDSG TSA no longer qualified as continuing involvement in accordance with SFAS No. 144. Accordingly, the results of the NDSG operations are reflected as discontinued operations in the accompanying consolidated statements of income and the consolidated statements of cash flows for all periods presented.

On October 2, 2006, the Company sold to Belk of all of the outstanding equity interests of the Company’s subsidiaries that conducted the Parisian business. The consideration received consisted of approximately $285,000 in cash (increased in accordance with a working capital adjustment). A working capital adjustment based on working capital as of the effective time of the transaction increased the amount of cash proceeds by approximately $14,200. In addition, Belk reimbursed the Company at closing for approximately $6,700 in capital expenditures incurred in connection with the construction of four new Parisian stores. Belk also paid the Company a premium associated with the purchase of accounts and accounts receivable from Household Bank (SB), N.A. (now known as HSBC Bank Nevada, N.A., “HSBC”), in the amount of approximately $2,300. The foregoing resulted in total net cash proceeds to the Company of approximately $308,200.

The disposition included Parisian’s operations consisting of, among other things, the following: real and personal property, operating leases and inventory associated with 38 Parisian stores (which generated fiscal 2005 revenues of approximately $740,000), a 125,000 square foot administrative/headquarters facility in Birmingham, Alabama and a 180,000 square foot distribution center located in Steele, Alabama. The Company realized a net loss of $12,811 on the sale.

In connection with the consummation of the Parisian transaction, the Company entered into a Transition Services Agreement with Belk dated September 30, 2006 (“Parisian TSA”). Pursuant to the Parisian TSA, the Company will continue to provide, for varying transition periods, back-office services related to the Company’s former Parisian specialty department store business. The back-office services include information technology, telecommunications, credit, accounting and store planning services, among others. In accordance with SFAS No. 144, the results of the Parisian operations are reflected as discontinued operations in the accompanying consolidated statements of income and the consolidated statements of cash flows for all periods presented.

Net sales of the aforementioned businesses that are included within discontinued operations in the accompanying Consolidated Statements of Income are $624,290, $3,175,019 and $3,670,300 for 2006, 2005 and 2004, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2006 contained 53 weeks and ended on February 3, 2007, and fiscal years 2005 and 2004 each contained 52 weeks and ended on January 28, 2006 and January 29, 2005, respectively.

NET SALES

Net sales include sales of merchandise (net of returns and exclusive of sales taxes) and commissions from leased departments related to merchandise sold. Net sales are recognized at the time customers provide a satisfactory form of payment and take ownership of the merchandise or direct its shipment. Revenue associated with gift certificates is recognized upon redemption of the certificate.

The Company estimates the amount of goods that will be returned for a refund and reduces sales and gross margin by that amount. However, given that approximately 22% of merchandise sold is later returned and that the vast majority of merchandise returns are affected within a matter of days of the selling transaction, the risk of the Company realizing a materially different amount for sales and gross margin than reported in the consolidated financial statements is minimal.

Commissions from leased departments included in net sales were $26,558, $26,236 and $27,923 in 2006, 2005 and 2004, respectively. Leased department sales were $180,639, $179,419 and $186,365 in 2006, 2005 and 2004, respectively, and were excluded from net sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents included $265,508 and $46,665 at February 3, 2007 and January 28, 2006, respectively, invested principally in money market funds. Interest income earned on these cash equivalents was $27,963, $6,829 and $3,680 for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively, and was reflected in Other Income. There were no balances of restricted cash at February 3, 2007 or January 28, 2006, respectively. At January 28, 2006, Current Assets — Held for Sale included $3,088 of NDSG store cash held for sale.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share to shareholders of record as of April 14, 2006, and the Company reduced shareholders’ equity for the $ 547,537 dividend. On October 3, 2006 the Company’s Board of Directors declared another cash dividend of $4.00 per common share to shareholders of record as of November 15, 2006, and the Company reduced shareholders’ equity for the $ 558,587 dividend. For the year ended February 3, 2007, the Company made dividend cash payments totaling $1,095,025, primarily relating to the aggregate $8.00 per common share dividends. The remaining portion of the dividends will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

MERCHANDISE INVENTORIES AND COST OF SALES (excluding depreciation and amortization)

Merchandise inventories are valued by the retail method and are stated at the lower of cost (last-in, first-out “LIFO”) or market and include freight, buying and distribution costs. The Company takes markdowns related to

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

slow moving inventory, ensuring the appropriate inventory valuation. At February 3, 2007 and January 28, 2006, the LIFO value of inventories exceeded market value and, as a result, inventory was stated at the lower market amount.

Consignment merchandise on hand of $139,431 and $114,436 at February 3, 2007 and January 28, 2006, respectively, is not reflected in the consolidated balance sheets.

The Company receives vendor provided support in different forms. When the vendor provides support for inventory markdowns, the Company records the support as a reduction to cost of sales. Such support is recorded in the period that the corresponding markdowns are taken. When the Company receives inventory-related support that is not designated for markdowns, the Company includes this support as a reduction in the cost of purchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas; advertising; store and headquarters occupancy, operating and maintenance costs exclusive of rent, depreciation, and property taxes; proprietary credit card promotion, issuance and servicing costs; insurance programs; telecommunications; and other operating expenses not specifically categorized elsewhere in the consolidated statements of income. Advertising and sales promotion costs are generally expensed in the period in which the advertising event takes place. The Company receives allowances and expense reimbursements from merchandise vendors and from the owner of the proprietary credit card portfolio which are netted against the related expense:

•

Allowances received from merchandise vendors in conjunction with incentive compensation programs for employees who sell the vendors’ merchandise and netted against the related compensation expense were $55,007, $50,049 and $51,334 in 2006, 2005 and 2004, respectively.

•

Allowances received from merchandise vendors in conjunction with jointly produced and distributed print and television media and netted against the gross expenditures for such advertising were $42,584, $37,956 and $37,896 in 2006, 2005 and 2004, respectively. Net advertising expenses were $37,063, $41,979 and $32,749 in 2006, 2005 and 2004, respectively.

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

At each balance sheet date and as changes in circumstances arise, the Company evaluates the recoverability of its property and equipment based upon the utilization of the assets and expected future cash flows, in accordance with SFAS No. 144. Write-downs associated with the evaluation and any gains or losses on the sale of assets recorded at the time of disposition are reflected in Impairments and Dispositions.

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

GOODWILL AND INTANGIBLES

The Company has allocated the purchase price of previous purchase transactions to identifiable tangible assets and liabilities based on estimates of their fair values and identifiable intangible assets, with the remainder allocated to goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the discontinuation of goodwill amortization and the periodic testing (at least annually) for the impairment of goodwill and intangible assets. At each year-end balance sheet date and as changes in circumstances arise, the Company performs an evaluation of the recoverability of its goodwill by comparing the estimated fair value to the carrying amount of its assets and goodwill. At February 3, 2007, there was no goodwill reflected in the consolidated balance sheet as the Company disposed of all remaining goodwill in conjunction with the sale of NDSG. At January 28, 2006 the Company had $176,992 of goodwill related entirely to NDSG.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Amortization of the remaining amortizable intangible asset is provided on the straight-line basis over the estimated useful lives of the asset.

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

DERIVATIVES

The Company uses financial derivatives only to manage its costs and risks in conjunction with specific business transactions. All derivative instruments are recognized on the balance sheet at fair value. The Company cancelled all of its interest rate swap agreements during 2004 resulting in $3,100 of net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net losses of $350 and $584 at February 3, 2007 and January 28, 2006, respectively, that are being amortized as a component of interest expense through 2010.

The Company issued $230,000 of convertible senior unsecured notes during 2004 that bear interest of 2.0% and mature in 2024. The Company used approximately $25,000 of the proceeds from the issuance of the notes to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes.

STOCK-BASED COMPENSATION PLANS

The Company maintains an equity stock plan for the granting of options, stock appreciation rights, performance shares, restricted stock, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise term of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to ten years after the grant date and in some cases with accelerated vesting at the discretion of the Company’s Board of Directors.

The Company recorded compensation expense for all stock-based compensation plan issuances prior to 2003 using the intrinsic value method. Compensation expense, if any, was measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. In 2003, the Company began expensing the fair value of all stock-based option grants over the vesting period on a prospective basis utilizing the Black-Scholes model.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payments.” This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. Effective the beginning of the first quarter 2006, the Company adopted SFAS No.123R. The adoption of this standard had an immaterial

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

effect on the Company’s 2006 consolidated financial statements. Total stock-based compensation expense, net of related tax effects, for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 were approximately $31,764, $10,822 and $8,547, respectively.

The Company adopted the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to calculate the tax effects of stock-based compensation pursuant to SFAS No. 123R for these awards that were outstanding upon adoption of SFAS No. 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool and the consolidated statements of cash flows. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No 00-15, “Classification in the Statements of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock based compensation.”

Had compensation cost for the Company’s stock-based compensation plan issuances prior to 2003 been determined under the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	2005	2004
Net income as reported herein	$22,348	$61,085
Add: Stock-based employee compensation expense included in net income, net of related tax effects	11,108	8,289
Deduct: Total stock-based employee compensation expense determined under the fair value method	(12,413)	(20,444)

Pro forma net income	$21,043	$48,930

Basic earnings per common share:
As reported	$0.16	$0.44
Pro forma	$0.15	$0.35
Diluted earnings per common share:
As reported	$0.16	$0.44
Pro forma	$0.15	$0.35

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

EARNINGS PER SHARE

Basic earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding.

	2006			2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$53,742	135,880	$0.40	$22,348	138,348	$0.16	$61,085	139,470	$0.44
Effect of dilutive stock options	—	—	—	—	—	—	—	—	—

Diluted EPS	$53,742	135,880	$0.40	$22,348	138,348	$0.16	$61,085	139,470	$0.44

The Company had 6,546, 10,840 and 20,634 option awards of potentially dilutive common stock outstanding at February 3, 2007, January 28, 2006 and January 29, 2005, respectively, that were not included in the computation of diluted EPS because the Company had a loss from continuing operations for the period or the exercise prices of the options were greater than the average market price of the common shares for the period. There were also 19,219, 15,413 and 12,307 of potentially exercisable shares under convertible notes at February 3, 2007, January 28, 2006 and January 29, 2005, respectively, that were not included in the computation of diluted EPS due to the assumption of net share settlement as discussed below.

The EITF reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating dilutive earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. However, the FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

GIFT CARDS

The Company sells gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized; rather a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards aggregated $37,300 and $51,900 at February 3, 2007 and January 28, 2006, respectively.

Outstanding gift cards may be subject to state escheatment laws. The Company periodically evaluates unredeemed gift cards and if a determination is made that it is remote that the gift card will be redeemed and if it is determined that the gift card is not subject to escheatment, then the Company will reverse the unredeemed liability. There were no reversal amounts reflected in cost of sales in 2006, 2005 and 2004.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The benefit to be recognized for a tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, and disclosure. The Company will adopt FIN 48 as of February 4, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to shareholders’ equity in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements. The Company expects to record an adjustment to increase shareholders’ equity by $30,000 to $40,000.

The FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of dilutive earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating dilutive earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s dilutive calculation by 19,219 shares.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The Company adopted SFAS No. 158 prospectively on February 3, 2007. SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of SFAS No. 158 did not have a material effect on the Company’s results of operations or financial position for the fiscal year ended February 3, 2007. Additionally, SFAS No. 158 will require the Company to change the measurement date for the assets and liabilities of its employee benefit plans from November 1 to the Company’s fiscal year end beginning with the year ending January 31, 2009.

NOTE 3 — PROPRIETARY CREDIT CARD RECEIVABLES

On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of the trust to HSBC, a third party financial institution.

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

At the end of the ten-year term expiring in 2013, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the occurence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the credit card accounts and associated accounts receivable

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early at February 3, 2007 would have been approximately $33,000. Management believes the risk of incurring a contingent payment is remote.

In September of 2006 the Company entered into agreements with HSBC and MasterCard to issue a co-branded MasterCard to new and existing proprietary credit card customers. Under this program, qualifying customers are issued a SFA and MasterCard branded credit card that functions as a traditional proprietary credit card when used at any SFA or Off 5th store and at Saks Direct or as a MasterCard when used at any unaffiliated location that accepts MasterCard. HSBC establishes and owns the co-brand accounts, retains the benefits and sales associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad-debts associated with the accounts.

With the exception of depreciation expense, all components of the credit card operations are included in SG&A. The credit contribution was represented by program compensation and servicing compensation. For 2006, 2005 and 2004, the components of the credit contribution included in SG&A were $58,038, $61,047 and $59,298, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	February 3, 2007	January 28, 2006
Land and land improvements	$187,102	$236,261
Buildings	570,045	877,744
Leasehold improvements	333,296	566,779
Fixtures and equipment	736,475	1,358,158
Construction in progress	75,974	82,232

	1,902,892	3,121,174
Accumulated depreciation	(803,561)	(1,343,894)

	$1,099,331	$1,777,280

Depreciation expense was $128,495, $133,529, and $129,258 in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, the Company realized net charges (gains) of $7,855, $(10,999) and $20,628, respectively, related to property and equipment that were included in impairment and disposition charges. The 2006 net charges primarily related to lease termination costs related to store closings and asset impairments. The 2005 net gains primarily related to the insurance settlement on the SFA store in New Orleans which suffered substantial water, fire and other damage related to Hurricane Katrina, partially offset by asset impairments associated with store closings or impairments in the normal course of business. The 2004 net charges primarily related to the asset impairments associated with the announced SFA store closings and other store closings or impairments in the normal course of business, partially offset by gains realized on the sale of stores. Based upon its most recent analysis at February 3, 2007, the Company believes that no additional impairment of property and equipment currently exists.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

At February 3, 2007, there was no goodwill reflected in the consolidated balance sheet; however, at January 28, 2006 the Company had $176,992 of goodwill recorded in the consolidated balance sheet. During 2006, the Company disposed of $176,992 of goodwill in conjunction with the sale of NDSG.

The changes in the carrying amounts of goodwill for 2006 and the components of other amortizable assets at February 3, 2007 were as follows:

Goodwill balance at January 28, 2006	$176,992
Sale of NDSG	(176,992)

Goodwill balance at February 3, 2007	—

Other amortizable intangible assets:
Customer lists	22,710
Tradenames	2,308
Accumulated amortization	(18,604)

6,414
Sale of NDSG	(1,789)
Sale of Parisian	(4,301)

Other amortizable intangible assets, net	324

Total Intangibles at February 3, 2007	$324

Amortization expense was approximately $27 in 2006, 2005 and 2004, and will remain consistent for each of the next 5 years.

NOTE 6 — INCOME TAXES

The components of income tax expense were as follows:

	2006	2005	2004
Current:
Federal	$(102,216)	$(165,526)	$(67,288)
State	(26,554)	(27,552)	(15,625)

	(128,770)	(193,078)	(82,913)
Deferred:
Federal	86,197	88,571	27,878
State	7,790	11,346	(15,989)

	93,987	99,917	11,889

Total expense	$(34,783)	$(93,161)	$(71,024)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Components of the net deferred tax asset or liability recognized in the consolidated balance sheets were as follows:

	February 3, 2007	January 28, 2006
Current:
Deferred tax assets:
Accrued expenses	$30,951	$48,741
NOL carryforwards	22,250	102,359
Valuation allowance	(8,104)	(9,013)
Deferred tax liabilities:
Inventory	(4,334)	(22,529)

Net current deferred tax asset	$40,763	$119,558

Non-current:
Deferred tax assets:
Capital leases	$13,937	$39,083
Other long-term liabilities	76,869	125,408
AMT Credit	24,756	21,213
NOL carryforwards	85,114	85,718
Valuation allowance	(39,488)	(38,091)
Deferred tax liabilities:
Property and equipment	(8,457)	(35,728)
Other assets	23	(6,123)

Net non-current deferred tax asset	$152,754	$191,480

At February 3, 2007, the Company had $85,072 of federal net operating loss carryforwards (“NOLs”). This amount considers the fact that the carryforwards are restricted under federal income tax change-in-ownership rules. The federal and state NOL carryforwards will expire between 2007 and 2026. The Company believes it will be sufficiently profitable during the periods from 2007 to 2026 to utilize all of its federal NOLs and a significant portion of its existing state NOLs and a valuation allowance has been established against that portion that the Company currently does not anticipate being able to utilize based on current projections.

As noted above, a valuation allowance has been established against a portion of the Company’s existing NOLs. During 2006, the valuation allowance was evaluated on a jurisdiction-by-jurisdiction basis which resulted in a net reduction to the overall valuation allowance of $1,465 based on projections of future profitability. A similar analysis was performed in 2005, which resulted in a net reduction to the overall valuation allowance of $1,364. Of this amount, $1,161 was recorded as income tax expense and $2,525 was credited to Shareholders’ Equity in accordance with Statement of Position 90-7 (SOP 90-7) Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, which states that benefits realized from deferred taxes should be reported as an addition to paid-in capital. Despite an overall reduction to the valuation allowance in both 2005 and 2006, the valuation allowance was increased in certain jurisdictions due to the fact that the Company’s presence in these jurisdictions decreased after the sale of the NDSG and Parisian businesses.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

	2006	2005	2004
Expected federal income taxes at 35%	$(14,744)	$(79,382)	$(52,930)
State income taxes, net of federal benefit	(10,733)	(11,963)	(9,362)
State NOL valuation allowance adjustment	(1,465)	1,161	(10,138)
Effect of settling tax exams and other tax reserve adjustments	(10,150)	—	2,555
Executive Compensation	2,439	—	—
Tax-Exempt Interest	(1,761)	—	—
Other items, net	1,631	(2,977)	(1,149)

Provision for income taxes	$(34,783)	$(93,161)	$(71,024)

During 2006, the Company favorably concluded certain tax examinations which resulted in an income tax benefit of $10,150. The Company analyzed its positions related to the reserve for tax exposures and determined the amount was adequate. The Company will continue to analyze its positions related to the reserve for tax exposures on an ongoing basis.

During 2004, the statute of limitations expired with respect to certain tax examination periods. This resulted in a reduction of $4,586 to the Company’s reserve for tax exposures which was credited to Shareholder’s Equity in accordance with SOP 90-7. The Company also re-assessed its uncertain federal and state tax filing positions resulting in an increase to its reserve for tax exposures of $2,555. In addition, the valuation allowance was reduced by $20,638 based on projections of future profitability, which included the gain related to the sale of Proffitt’s in 2005. Of this amount, $10,138 was recorded as an income tax benefit and the remaining $10,500 was credited to Shareholders’ Equity in accordance with SOP 90-7.

The Company made income tax payments, net of refunds received of $34,322, $18,278 and, $1,939 during 2006, 2005 and 2004, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 7 — DEBT

A summary of Long-Term Debt is as follows:

	February 3, 2007	January 28, 2006
Notes 8.25%, maturing 2008	$190,324	$190,324
Notes 7.50%, maturing 2010	45,872	45,872
Notes 9.875%, maturing 2011	141,557	141,557
Notes 7.00%, maturing 2013	3,022	3,022
Notes 7.375%, maturing 2019	1,911	2,104
Convertible Notes 2.00%, maturing 2024	230,000	230,000
Revolving credit agreement	—	—
Real estate and mortgage	—	215
Capital lease obligations	74,341	118,018

	687,027	731,112
Terminated interest rate swap agreements, net	(350)	(584)
Current portion	(236,667)	(7,792)

	$450,010	$722,736

REVOLVING CREDIT AGREEMENT

At the Company’s request, due to the sale of NDSG, the revolving credit agreement was reduced from $800,000 to $500,000 in March 2006. In September 2006, the maturity date of the revolving credit agreement was extended to September 2011. The facility is secured by the Company’s merchandise inventories and certain third party accounts receivable, and borrowings are limited to a prescribed percentage of eligible inventories and receivables. At February 3, 2007 the carrying amount of inventories securing the credit agreement was $673,973 and the $500,000 credit limit exceeded the prescribed percentage of eligible inventories by $23,235. The carrying amount of the third party accounts receivable was $14,881 at February 3, 2007.

During periods in which availability under the agreement exceeds $60,000, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $60,000, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger. The revolving credit agreement restricts additional debt to specific categories including the following (each category being subject to limitations as described in the revolving credit agreement): debt arising from permitted sale and leaseback transactions; debt to finance purchases of machinery, equipment, real estate and other fixed assets; debt in connection with permitted acquisitions; and unsecured debt. The Company routinely issues stand-by and documentary letters of credit for purposes of securing foreign sourced merchandise, certain equipment leases, certain insurance programs and other contingent liabilities. Outstanding letters of credit reduce availability under the revolving line of credit. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20,000 in that other instrument. During 2006, weighted average letters of credit issued under the credit agreement were $96,763. The highest amount of letters of credit outstanding under the agreement during 2006 was $137,115, principally related to the funding of seasonal working capital needs. At February 3, 2007 the Company had no principal borrowings and had letters of

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

credit outstanding of $48,252. Borrowings bear interest at either LIBOR plus a percentage ranging from 1.00% to 1.50% or at the higher of the prime rate and federal funds rate plus 0.50%. Letters of credit are charged a fee on an annual basis equal to the then applicable borrowing spread.

SENIOR NOTES

At February 3, 2007, the Company had $382,686 of unsecured senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. The notes restrict incurring secured debt to no more than 15% of consolidated tangible net assets of the Company less sale/leaseback transactions, plus debt secured by liens on specified categories of property and equipment. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

On March 14, 2007, the Company announced that it had commenced a modified “Dutch Auction” tender offer to purchase a portion of its 8 1/4% senior notes due November 15, 2008 for an aggregate purchase price not to exceed $100,000 (the “offer cap”). Under the modified “Dutch Auction” procedure, the Company agreed to accept the senior notes validly tendered in the order of highest to lowest spreads specified by the holders and agreed to select the single highest spread that would enable the Company to purchase an amount of the senior notes having an aggregate purchase price up to the offer cap (or, if the senior notes having an aggregate purchase price less than the offer cap are validly tendered, all senior notes so tendered). The offer expires on April 11, 2007, unless extended.

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

CONVERTIBLE NOTES

The Company had $230,000 of convertible senior unsecured notes outstanding, at February 3, 2007, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions related to the convertible notes include: the Company can settle a conversion of the notes with shares and/or cash; the holder may put the notes back to the Company in 2014 or 2019; the holder cannot convert the notes until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the notes on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert the notes upon a significant

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

credit rating decline and upon a call. The Company used approximately $25,000 of the proceeds from the issuance of the notes to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes.

During the year ended February 3, 2007, the aforementioned conversion criterion was met. The closing price of the Company’s common stock exceeded 120% of the convertible senior notes’ conversion price for at least 20 out of 30 trading days in the fourth calendar quarter of 2006. The Company gave notice on January 3, 2007 that the holders of the convertible notes could convert them into shares of the Company’s common stock until March 30, 2007 in accordance with, and subject to, the terms of the convertible notes indenture. As of February 3, 2007, no note holders have converted their notes into the Company’s common stock. Since the holders of the convertible notes have the ability to exercise their conversion rights, the convertible notes were classified within the “current portion of long-term debt” on the Company’s February 3, 2007 balance sheet.

MATURITIES

At February 3, 2007, maturities of long-term debt for the next five years and thereafter are as follows:

Year	Maturities
2007	$236,667
2008	195,501
2009	5,230
2010	51,462
2011	146,580
Thereafter	51,237

$686,677

The Company made interest payments of $50,409, $89,995 and $100,294, of which $3,807, $3,980 and $3,461 was capitalized into property and equipment during 2006, 2005 and 2004, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

At February 3, 2007, future minimum rental commitments under capital leases and non-cancelable operating leases consisted of the following:

	Operating Leases	Capital Leases
2007	$66,153	$17,186
2008	64,529	15,726
2009	57,906	15,295
2010	53,071	14,499
2011	51,712	13,890
Thereafter	230,490	127,221

	$523,861	203,817

Amounts representing interest		(129,476)

Capital lease obligations		$74,341

Total rental expense for operating leases was $114,718, $109,000 and $106,677 during 2006, 2005 and 2004, respectively, including contingent rent of $18,415, $17,854 and $17,909, respectively, and common area maintenance costs of $11,006, $10,584 and $11,298, respectively. The gross amount of assets recorded under capital leases as of February 3, 2007 and January 28, 2006 was $134,825 and $155,070, respectively.

As of February 3, 2007, the Company had two potential commitments tied to the value of its common stock. First, the Company may be required to deliver shares and/or cash to holders of the convertible notes described in Note 7 prior to the stated maturity date of said notes based on the value of the Company’s common stock. Second, in connection with the issuance of the convertible notes, the Company bought and sold call options to limit the potential dilution from conversion of the notes. The Company may be required to deliver shares and/or cash to the holders of the call options based on the value of the Company’s common stock.

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

LEGAL CONTINGENCIES

Investigations

At management’s request, the Audit Committee of the Company’s Board of Directors conducted an internal investigation in 2004 and 2005. In 2004, the Company informed the SEC of the Audit Committee’s internal investigation. Thereafter, the Company was informed by the SEC that it issued a formal order of private investigation. Thereafter, the Company was informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. The Company believes that the subject of these inquiries includes one or more of the matters that were the subject of the investigations by the Audit Committee and possibly includes related matters. The results of the Audit Committee’s internal investigation have been

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

previously disclosed by the Company. The Company has responded to subpoenas and other requests for information from the SEC, including a subpoena requesting information concerning, among other items, the Company’s allocation to vendors of a portion of markdown costs associated with certain of the Company’s customer loyalty and other promotional activities, as well as information concerning markdowns, earnings, and other financial data for 1999-2003. The Company is continuing to fully cooperate with the SEC and the Office of the United States Attorney, whose investigations the Company understands are continuing.

Vendor Litigation

On May 17, 2005, International Design Concepts, LLC (“IDC”) commenced litigation against the Company in the United States District Court for the Southern District of New York raising various claims, including breach of contract, fraud and unjust enrichment. The suit alleges that from 1996 to 2003 the Company improperly took chargebacks and deductions for vendor markdowns, which resulted in IDC going out of business. The suit seeks damages in the amount of the unauthorized chargebacks and deductions. IDC filed a second amended complaint on June 14, 2005 asserting an additional claim for damages under the Uniform Commercial Code for vendor compliance chargebacks.

On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint against the Company and several of its subsidiaries in the United States Bankruptcy. Court for the Southern District of New York. In its initial complaint the plaintiff, as assignee, alleged breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to the Company’s assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4 million which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. On August 15, 2006 the plaintiff, as assignee, filed an amended complaint in which it asserts the following claims, among others: (1) defendants applied improper chargebacks to the accounts payable of Kleinert’s, which led to the extreme financial distress and Kleinert’s eventual bankruptcy and Kleinert’s incurred liabilities and lost profits of at least $100,000 and plaintiff requests punitive damages of no less than $50,000 (conversion claim); (2) from 1998- 2003 defendants charged back an amount not less than $4 million to Kleinert’s and these chargebacks improperly benefited the defendants, and plaintiff requests $4 million on this claim (unjust enrichment claim); (3) defendants falsely represented that its $4 million in chargebacks were proper and Kleinert’s reliance on defendants’ misrepresentations caused Kleinert’s to lose not less than $4 million and caused it to file for bankruptcy resulting in liabilities and lost profits of $100,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (4) defendants wrongfully charged back at least $4 million and these unwarranted chargebacks assisted Kleinert’s officers and directors in booking fictitious sales revenue and accounts receivable and perpetrating a fraud on Kleinert’s lenders in excess of $25,000, and plaintiff requests punitive damages of no less than $50,000 (fraud claim); (5) defendants used dishonest, improper and unfair means in conducting business with Kleinert’s and interfered with Kleinert’s relationship with its lenders (tortious interference with prospective economic advantage claim); (6) defendants assisted officers of Kleinert’s in breaching their fiduciary duties to Kleinert’s and to its creditors by falsifying borrowing base certificates given to the lenders, and defendants knew that their improper chargeback scheme was assisting these breaches of fiduciary duty by Kleinert’s officers, with respect to which plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting breach of fiduciary duty claim); (7) defendants knew that their improper chargeback scheme was assisting the perpetration of fraud by Kleinert’s officers, and plaintiff requests $100,000 plus $50,000 in punitive damages (aiding and abetting fraud claim); and (8) various fraudulent conveyance claims with respect to which plaintiff requests damages of $4,000.

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

Shareholders’ Derivative Suits

On April 29, 2005, a shareholder derivative action was filed in the Circuit Court of Jefferson County, Alabama for the putative benefit of the Company against the members of the Board of Directors and certain executive officers alleging breach of their fiduciary duties in failing to correct or prevent problems with the Company’s accounting and internal control practices and procedures, among other allegations. Two similar shareholder derivative actions were filed on May 4, 2005 and May 5, 2005, respectively, in the Chancery Court of Davidson County, Tennessee. All three actions generally sought unspecified damages and disgorgement by the executive officers named in the complaints of cash and equity compensation received by them. Two of the lawsuits were dismissed with prejudice in late 2006 and the third lawsuit was dismissed with prejudice in early 2007. In connection with the dismissals no payments were made to the plaintiffs or their counsel by or on behalf of the Company or any of the individual defendants and none of the Company and the individual defendants incurred or agreed to undertake any obligation or liability to the plaintiffs.

Other

The Company is involved in several legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

INCOME TAXES

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on annual evaluations of tax filing positions, the Company believes it has adequately accrued for exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At February 3, 2007 certain state examinations were ongoing.

NOTE 9 — EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS PLANS

The Company sponsors various qualified savings plans that cover substantially all full-time employees. Company contributions charged to expense under these plans for 2006, 2005 and 2004 were $5,661, $5,381 and $6,569, respectively. At February 3, 2007, total invested assets related to the employee savings plans was $522,258, of which approximately 4% was invested in the Company’s stock at the discretion of the participating employees.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

DEFINED BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan for many employees of the Company. In conjunction with the sale of NDSG, the Company sold to Bon-Ton the assets, and Bon-Ton assumed the liabilities, of the Carson cash balance pension plan. The Company generally funds pension costs, currently subject to regulatory funding requirements. The Company expects minimal funding requirements in 2007 and 2008.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company adopted SFAS No. 158 prospectively on February 3, 2007. This Statement requires the Company to recognize an asset or liability for the overfunded or underfunded status of its pension and other postretirement benefit plans. SFAS No. 158 requires the Company to recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income (“AOCI”), net of tax. Such amounts will be adjusted as they are subsequently recognized as components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions.

Additionally, the Company curtailed its pension plan during 2006 which froze benefit accruals for all participants except those who have attained age 55 and completed 10 years of service as of December 31, 2006 and who continue to be non-highly compensated employees.

The components of net periodic pension expense related to the Company’s remaining pension plan were as follows:

	2006	2005	2004
Net periodic pension expense:
Service cost	$4,841	$4,764	$4,401
Interest cost	8,516	8,528	9,127
Expected return on plan assets	(9,592)	(9,300)	(9,644)
Recognized actuarial loss	4,202	4,153	2,999
Net amortization of losses and prior service costs	(395)	(460)	(460)

Net pension expense	7,572	7,685	6,423
FAS 88 charge	443	—	—

Total pension expense	$8,015	$7,685	$6,423

Gain recognized due to curtailment	$(4,303)	$—	$—

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period (November 1)	$396,986	$396,252
Removal of benefit obligation related to sale of NDSG	(228,570)	—

Adjusted benefit obligation at beginning of period (November 1)	168,416	396,252
Service cost	4,841	7,651
Interest cost	8,516	21,376
Actuarial loss	(73)	4,380
Benefits paid	(17,785)	(32,673)

Benefit obligation at end of period (November 1)	$163,915	$396,986

Change in plan assets:
Fair value of plan assets at beginning of period (November 1)	$325,625	$314,301
Removal of fair value of plan assets related to sale of NDSG	(191,568)	—

Adjusted fair value of plan assets at beginning of period (November 1)	134,057	314,301
Actual return on plan assets	20,847	35,722
Employer contributions	15,169	8,275
Benefits paid	(17,785)	(32,673)
Administrative expenses	(1,129)	—

Fair value of plan assets at end of period (November 1)	$151,159	$325,625

Pension plans’ funding status (1):
Accumulated benefit obligation at November 1	$(163,905)	$(390,439)
Effect of projected salary increases	(10)	(6,547)

Projected benefit obligation at November 1	(163,915)	(396,986)
Fair value of plan assets at November 1	151,159	325,625

Funded status at November 1	(12,756)	(71,361)
Unrecognized actuarial loss	—	129,461
Unrecognized prior service cost	—	129
Contributions subsequent to November 1	260	404

Prepaid (accrued) pension cost classified in other liabilities at balance sheet date	$(12,496)	$58,633

Amounts recognized in the consolidated balance sheet:
Noncurrent asset	$4,553	$—
Current liabilities	(2,387)	—
Noncurrent liabilities	(14,662)	(64,410)
Accumulated OCI	—	5,210
Additional minimum pension liability (reflected in Shareholders’ Equity, net of tax)	—	117,833

Net amount recognized at balance sheet date	$(12,496)	$58,633

Assumptions:
Discount rate, at end of period	5.50%	5.65%
Expected long-term rate of return on assets, for periods ended February 3, 2007 and January 28, 2006	8.00%	7.50%
Average assumed rate of compensation increase	4.00%	4.00%
Measurement date	11/1/06	11/1/05

(1)	After adoption of SFAS No. 158 on February 3, 2007, these amounts are recorded and this reconciliation is no longer required.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

In 2007, estimated AOCI amortization of prior service credit and amortization of net loss is $70 and $3,338, respectively, for the pension plan. No refunds are expected from the benefit plan during 2007.

Amounts not yet reflected in net periodic benefit costs and included in AOCI as of February 3, 2007 are as follows:

2006
Prior service credit	$(579)
Accumulated loss	47,047

Accumulated other comprehensive loss	46,468
Net amount recognized in the consolidated balance sheet	(12,496)

Cumulative employer contributions in excess of net periodic benefit cost	$33,972

The following table illustrates the effects of the SFAS No. 158 adjustments on the consolidated balance sheet to record the funded status as of February 3, 2007:

	Pre-SFAS 158 without AML adjustment	AML Adjustment	Pre-SFAS 158 with AML adjustment	SFAS 158 adoption adjustments	Post SFAS 158
Prepaid pension asset	$47,668	$—	$47,668	$(43,115)	$4,553
Accrued pension liability	13,696	3,379	17,075	(26)	17,049
Deferred tax asset	—	1,049	1,049	17,073	18,122
Accumulated OCI — pension, net of tax	—	2,330	2,330	26,016	28,346
Accumulated OCI — pension, pre-tax	—	3,379	3,379	43,089	46,468

Plan weighted-average asset allocations at November 1, 2006 and 2005, by asset category were as follows:

	November 1, 2006	November 1, 2005
Equity	65.6%	64.5%
Debt	29.1%	29.4%
Real estate	5.0%	5.6%
Other	0.3%	0.5%

Total	100.0%	100.0%

The plan’s target allocation is determined taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies and expected returns on various asset categories. At November 1, 2006 and 2005, the plan’s target asset allocation was approximately 65% equity, 30% fixed income and 5% real estate.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

At February 3, 2007, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Benefit Payments
2007	$18,463
2008	17,012
2009	16,186
2010	15,620
2011	14,960
Thereafter	57,892

$140,133

Pension assumptions are based upon management’s best estimates, after consulting with outside investment advisors and actuaries, as of the annual measurement date.

•

To the extent the discount rate increases or decreases, the Company’s Accumulated Benefit Obligation (ABO) and Projected Benefit Obligation (PBO) are decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is approximately $3,000 on the ABO and PBO and approximately $100 on annual pension expense. To the extent the ABO and PBO increases, the after-tax effect of such serves to reduce Other Comprehensive Income and reduce Shareholders’ Equity.

•

The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. To the extent the actual rate of return on assets realized is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 10 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 10 years. The Company’s actual long-term rate of return on assets was 8.0% and 7.5% in 2006 and 2005, respectively.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

RETIREE HEALTH CARE PLANS

In conjunction with the sale of NDSG, Bon-Ton assumed the liabilities of the Carson retiree health care plans. Prior to the sale of NDSG, the Company provided health care benefits for certain groups of NDSG employees who retired before 1997. The plans were contributory with the Company providing a frozen annual credit of varying amounts per year of service. The net annual expense and liabilities for the unfunded plans reflected in the Company’s consolidated balance sheets are as follows:

2005
Change in benefit obligation:
Benefit obligation at beginning of period (November 1)	$7,242
Interest cost	390
Actuarial (gains) loss	(171)
Benefits paid	(748)

Benefit obligation at end of period (November 1)	$6,713

Plan funding status:
Accumulated post-retirement benefit obligation at November 1	$(6,713)
Fair value of plan assets at November 1	—

Funded status at November 1	(6,713)
Unrecognized actuarial gain	(3,791)
Contributions subsequent to measurement date	339

Accrued pension cost classified in other liabilities at balance sheet date	$(10,165)

Sensitivity analysis:
Effect of a 1.0% increase in health care cost trend assumption on:
Total service cost and interest cost components	$21
Benefit obligations	$394
Effect of a 1.0% decrease in health care cost trend assumption on:
Total service cost and interest cost components	$(19)
Benefit obligations	$(356)

Assumptions:
Discount rate, at end of period	5.75%
Pre-Medicare medical inflation	9.00%
Post-Medicare medical inflation	9.00%
Ultimate medical inflation	5.5%
Measurement date	11/1/05

NOTE 10 — SHAREHOLDERS’ EQUITY

On October 3, 2006 the Company’s Board of Directors declared a cash dividend of $4.00 per common share, and the Company reduced shareholders’ equity for the $558,587 dividend. Approximately $552,000 of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

As a result of the November 30, 2006 $4.00 per common share dividend payment, the Human Resources and Compensation Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the Company’s long-term incentive plan to adjust the exercise price and number of stock options to reflect the change in the share price on the December 1, 2006 ex-dividend date. In accordance with the provisions of SFAS 123R, “Accounting for Stock-Based Compensation,” the discretionary nature of the anti-dilution provisions resulted in a modification of the options. Accordingly, the measurement of the fair value of the options both before and after the ex-dividend date was required resulting in a pre-tax non-cash charge of approximately $13,729.

The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date
	Prior to Adjustment	After Adjustment
Options outstanding	4,547	5,645
Options exercisable	4,489	5,573
Weighted average exercise price:
Options outstanding	$14.49	$11.67
Options exercisable	$14.57	$11.74

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share, and the Company reduced shareholders’ equity for the $547,537 dividend. $538,964 of the dividend was paid on May 1, 2006 to shareholders of record as of April 14, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

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

The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date
	Prior to Adjustment	After Adjustment
Options outstanding	7,148	8,845
Options exercisable	6,870	8,501
Weighted average exercise price:
Options outstanding	$16.58	$13.40
Options exercisable	$16.82	$13.59

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

On December 8, 2005, the Company announced that in anticipation of the closing of the NDSG transaction, its Board of Directors had approved a 35,000 share increase in its common share repurchase authorization, bringing the total number of authorized shares to 70,025. During 2006, 2005 and 2004, the Company repurchased 450, 12,860 and 6,203 shares for an aggregate amount of $6,531, $223,699 and $85,397, respectively. There were 37,380 shares available for repurchase under authorizations at February 3, 2007.

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

NOTE 11 — EMPLOYEE STOCK PLANS

STOCK OPTIONS AND GRANTS

The Company maintains an equity stock plan for the granting of options, stock appreciation rights, performance shares, restricted stock and other forms of equity awards to employees and directors. At February 3, 2007 and January 28, 2006, the Company had available for grant 18,138 and 9,931 shares of common stock, respectively. Options granted generally vest over a four-year period after grant and have an exercise term of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to ten years after the grant date and in some cases with accelerated vesting at the discretion of the Company’s Board of Directors.

A summary of the stock option plans for 2006, 2005 and 2004 is presented below:

	2006			2005			2004
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	8,400	$15.84		17,954	$13.60		20,503	$15.66
Dividend Adjustments	2,795	3.92		—	0.00		2,332	(1.70)
Granted	—	0.00		—	0.00		253	17.56
Exercised	(5,486)	11.00		(8,171)	17.42		(2,666)	10.32
Forfeited	(848)	20.21		(1,383)	17.95		(2,468)	21.21

Outstanding at end of year	4,861	$11.56	$38,305	8,400	$15.84	$26,628	17,954	$13.60	$3,591
Options exercisable at year end	4,814	$11.61	$37,694	8,032	$16.08	$23,534	15,704	$14.01	$3,298

Weighted average fair value of options granted during the year	—			—			$7.44

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $43,365, $55,534 and $12,639, respectively.

The following table summarizes information about stock options outstanding at February 3, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 3, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 3, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$4.02 to $7.36	1,871	2.5	$6.05	1,842	2.5	$6.06
$7.37 to $10.86	332	2.8	$8.60	314	2.7	$8.62
$10.87 to $16.30	1,085	1.5	$13.07	1,085	1.5	$13.07
$16.31 to $25.33	1,573	1.5	$17.71	1,573	1.5	$17.71

	4,861	2.0	$11.56	4,814	2.0	$11.61

Due to the Company’s inability to file certain periodic reports with the SEC during 2005, holders of stock options were precluded from exercising their stock options. As a result, the Company granted a 90-day extension for those employees who were terminated during this period, and the Company recorded a modification charge of approximately $2,300 in 2005.

The Company also granted restricted stock awards of 940, 805 and 1,716 shares to certain employees in 2006, 2005 and 2004, respectively. The fair value of these awards on the dates of grants was $18,311, $14,210 and $26,493 for 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, compensation cost of $18,722, $17,596 and $13,897, respectively, was recognized in connection with restricted stock awards. At February 3, 2007 and January 28, 2006, Company had unearned compensation amounts related to non-vested restricted stock of $7,694 and $19,672, respectively, included in Additional Paid-In Capital, which will be recognized over a weighted average period of 1 year.

A summary of restricted stock awards for 2006 is presented below:

	Shares	Weighted Average Grant Price
Nonvested at January 28, 2006	2,440	$14.48
Granted	940	19.48
Vested	(574)	11.40
Canceled	(1,121)	15.23
Nonvested at February 3, 2007	1,685	$18.01

STOCK PURCHASE PLAN

The Company’s employee stock purchase plan provides for an aggregate of 1,450 shares of the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discount to market value. Under the plan, 40 ($576), 53 ($700) and 79 ($1,000) shares of the Company’s common stock were

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

purchased by employees in 2006, 2005 and 2004, respectively. At February 3, 2007, the plan had 295 shares available for future offerings.

NOTE 12 — FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company’s cash and cash equivalents and accounts payable approximate their carrying amounts reported in the consolidated balance sheets, due to the immediate or short-term maturity of these instruments. For variable rate notes that reprice frequently, such as the revolving credit agreement, fair value approximates carrying value. The fair value of fixed rate real estate and mortgage notes is estimated using discounted cash flow analyses with interest rates currently offered for loans with similar terms and credit risk, and as of February 3, 2007 and January 28, 2006 the fair value of these notes approximated the carrying value.

The fair values of the Company’s financial instruments other than the instruments considered short-term in nature at February 3, 2007 and January 28, 2006 were as follows:

	Carrying Amount	Estimated Fair Value
February 3, 2007
8.25% senior notes	$190,324	$198,888
7.50% senior notes	$45,872	$46,216
9.875% senior notes	$141,557	$159,252
7.00% senior notes	$3,022	$3,022
7.375% senior notes	$1,911	$1,911
2.00% convertible notes	$230,000	$371,450

January 28, 2006
8.25% senior notes	$190,324	$195,082
7.50% senior notes	$45,872	$44,955
9.875% senior notes	$141,557	$156,941
7.00% senior notes	$3,022	$2,893
7.375% senior notes	$2,104	$2,018
2.00% convertible notes	$230,000	$249,601

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices. The estimated fair value of the convertible note hedge and written call option was approximately $13,300.

NOTE 13 — STORE DISPOSITIONS, INTEGRATION AND OTHER CHARGES

In October 2004, the Company announced its intention to close 12 SFA stores. The net pre-tax charges resulting from closing these stores are principally related to asset impairments, lease terminations, inventory write downs and severance costs, partially offset by gains on the disposition of one or more stores. As it relates to these closings, the Company incurred net charges of $6,621 during the year ended February 3, 2007, primarily relating to lease termination costs at closed stores. The Company realized net gains of $1,068 during the fiscal year ended January 28, 2006, primarily resulting from net gains from the sale of closed stores, offset by severance charges, markdowns and other costs associated with the closings. During the fiscal year ended

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

January 29, 2005, the Company incurred net charges of $28,142, primarily related to asset impairments, markdown charges, lease termination and continuing rental costs, and severance costs associated with the SFA store closings. Severance costs represent the portion of accrued benefits for employees that will exit when the stores are closed. Lease termination costs are included in Impairments and Dispositions, markdown charges are included in Gross Margin, and severance costs are included in Selling, General & Administrative Expenses in the accompanying Consolidated Statements of Income. There were no amounts payable related to these charges at February 3, 2007.

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate. The Company also performs an asset impairment analysis at each fiscal year end. During the year ended February 3, 2007, January 28, 2006 and January 29, 2005, the Company incurred net charges of $6,344, $7,156 and $3,224, respectively, related to asset impairments and other costs. Asset impairments are included in Impairments and Dispositions and severance costs are included in Selling, General & Administrative Expenses in the accompanying Consolidated Statements of Income. There were no amounts payable related to these charges at February 3, 2007.

During the fiscal year ended January 28, 2006, the Company also recorded a $14,670 gain related to the insurance settlement on the SFA store in New Orleans which suffered substantial water, fire, and other damage related to Hurricane Katrina. The SFA New Orleans store is covered by both property damage and business interruption insurance. The property damage coverage has paid to repair and/or replace the physical property damage and inventory loss, and the business interruption coverage will reimburse the Company for lost profits as well as continuing expenses related to loss mitigation, recovery, and reconstruction for the full duration of the reconstruction period plus three months. The gain, which represents the excess of the replacement cost over the net book value of the property, was included in Impairments and Dispositions in the accompanying Consolidated Statements of Income. The Company reopened the store in the fourth quarter of 2006 after necessary repairs and renovations were made to the property. Subsequent to the re-opening of the store, the Company submitted its business interruption claim to its insurance carrier.

In 2005, the Company also recorded a $2,987 goodwill impairment charge related to CLL. This charge was included in Impairments and Dispositions in the accompanying Consolidated Statements of Income.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except per share amounts)

NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2006 and 2005 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended February 3, 2007:
Total sales	$684,129	$603,833	$697,041	$955,000
Gross margin	282,858	198,504	292,431	361,916
Operating income (loss)	12,166	(77,040)	26,487	17,984
Income (loss) from continuing operations	11,660	(53,096)	12,478	21,616
Net income (loss)	77,898	(51,855)	6,178	21,521
Basic earnings (loss) per common share	$0.58	$(0.38)	$0.05	$0.16
Diluted earnings (loss) per common share	$0.57	$(0.38)	$0.05	$0.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 28, 2006:
Total sales	$715,081	$600,327	$645,152	$817,773
Gross margin	287,727	197,139	263,995	274,639
Operating income (loss)	4,167	(85,326)	(9,868)	(36,919)
Income (loss) from continuing operations	(11,162)	(79,050)	(13,548)	(29,883)
Net income (loss)	16,171	8,194	225	(2,242)
Basic earnings (loss) per common share	$0.12	$0.06	$0.00	$(0.02)
Diluted earnings (loss) per common share	$0.11	$0.06	$0.00	$(0.02)

NOTE 15 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for 2006, 2005 and 2004 for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At February 3, 2007, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt and maintained a small group of corporate employees.

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED FEBRUARY 3, 2007

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$2,940,003		$2,940,003
Cost of sales		1,804,294		1,804,294

GROSS MARGIN		1,135,709		1,135,709
Selling, general and administrative expenses	$6,601	812,617		819,218
Other operating expenses	128	323,726		323,854
Store pre-opening costs		597		597
Impairments and dispositions		12,443		12,443

OPERATING LOSS	(6,729)	(13,674)	—	(20,403)

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries — continuing operations	(14,021)		$14,021
Interest expense	(40,442)	(9,694)		(50,136)
Gain on extinguishment of debt	7			7
Other income, net	28,407			28,407

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR INCOME TAXES	(32,778)	(23,368)	14,021	(42,125)
Benefit for income taxes	(25,436)	(9,347)		(34,783)

LOSS FROM CONTINUING OPERATIONS DISCONTINUED OPERATIONS:	(7,342)	(14,021)	14,021	(7,342)
Equity in earnings of subsidiaries — discontinued operations (net of tax)	61,084		(61,084)	—
Income from discontinued operations (including gain on disposal of $191,918)		193,377		193,377
Provision for income taxes		132,293		132,293

INCOME FROM DISCONTINUED OPERATIONS	61,084	61,084	(61,084)	61,084
NET INCOME	$53,742	$47,063	$(47,063)	$53,742

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF FEBRUARY 3, 2007

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$265,508	$12,375		$277,883
Merchandise inventories		785,302		785,302
Other current assets		146,893		146,893
Deferred income taxes, net		40,763		40,763

TOTAL CURRENT ASSETS	265,508	985,333		1,250,841
PROPERTY AND EQUIPMENT, NET		1,099,331		1,099,331
GOODWILL AND INTANGIBLES, NET		324		324
DEFERRED INCOME TAXES, NET		152,754		152,754
OTHER ASSETS	11,126	29,927		41,053
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,454,660		(1,454,660)

	$1,731,294	$2,267,669	$(1,454,660)	$2,544,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$231,038		$231,038
Accrued expenses and other current liabilities	$22,552	372,523		395,075
Current portion of long-term debt	230,000	6,667		236,667

TOTAL CURRENT LIABILITIES	252,552	610,228		862,780
LONG-TERM DEBT	382,336	67,674		450,010
OTHER LONG-TERM LIABILITIES	267	135,107		135,374
INVESTMENT BY AND ADVANCES FROM PARENT		1,454,660	(1,454,660)
SHAREHOLDERS’ EQUITY	1,096,139			1,096,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,731,294	$2,267,669	$(1,454,660)	$2,544,303

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 3, 2007

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$53,742	$47,063	$(47,063)	$53,742
Income from discontinued operations	61,084	61,084	(61,084)	61,084

Loss from continuing operations	(7,342)	(14,021)	14,021	(7,342)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	14,021		(14,021)
Depreciation and amortization	—	128,522		128,522
Provision for employee stock compensation	52,072			52,072
Excess tax benefit from stock-based compensation	(16,027)			(16,027)
Deferred income taxes		93,987		93,987
Loss on extinguishment of debt	(7)			(7)
Impairments and dispositions		12,443		12,443
Changes in operating assets and liabilities, net	15,206	(127,839)		(112,633)

NET CASH PROVIDED BY OPERATING ACTIVITIES — CONTINUING OPERATIONS	57,923	93,092	—	151,015
NET CASH USED IN OPERATING ACTIVITIES — DISCONTINUED OPERATIONS		(95,730)		(95,730)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	57,923	(2,638)	—	55,285
INVESTING ACTIVITIES
Purchases of property and equipment		(123,679)		(123,679)
Proceeds from sale of assets		171		171

NET CASH USED IN INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(123,508)	—	(123,508)
NET CASH PROVIDED BY INVESTING ACTIVITIES —DISCONTINUED OPERATIONS		1,307,025		1,307,025

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	1,183,517	—	1,183,517
FINANCING ACTIVITIES
Intercompany borrowings	1,195,647	(1,195,647)
Payments on long-term debt	(263)	(7,108)		(7,371)
Payment of dividend	(1,095,025)			(1,095,025)
Excess tax benefit from stock-based compensation	16,027			16,027
Proceeds from issuance of stock	(6,531)			(6,531)
Purchases and retirements of common stock	51,730			51,730

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES —	161,585	(1,202,755)	—	(1,041,170)
CONTINUING OPERATIONS
NET CASH USED IN FINANCING ACTIVITIES — DISCONTINUED OPERATIONS		(149)		(149)

NET CASH USED IN FINANCING ACTIVITIES	161,585	(1,202,904)	—	(1,041,319)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219,508	(22,025)	—	197,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,000	31,312		77,312
PLUS: CASH AND CASH EQUIVALENTS INCLUDED
IN ASSETS HELD FOR SALE AT END OF YEAR		3,088		3,088

CASH AND CASH EQUIVALENTS AT END OF YEAR	$265,508	$12,375	$—	$277,883

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 28, 2006

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$2,778,333		$2,778,333
Cost of sales		1,754,833		1,754,833

GROSS MARGIN		1,023,500		1,023,500
Selling, general and administrative expenses	$7,408	823,087		830,495
Other operating expenses	124	327,448		327,572
Store pre-opening costs		1,227		1,227
Impairments and dispositions		(7,848)		(7,848)

OPERATING LOSS	(7,532)	(120,414)	—	(127,946)

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries — continuing operations	(79,033)		$79,033
Interest expense	(63,648)	(13,540)		(77,188)
Loss on extinguishment of debt	(29,375)			(29,375)
Other income, net	7,705			7,705

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR INCOME TAXES	(171,883)	(133,954)	79,033	(226,804)
Benefit for income taxes	(38,240)	(54,921)		(93,161)

LOSS FROM CONTINUING OPERATIONS	(133,643)	(79,033)	79,033	(133,643)
DISCONTINUED OPERATIONS:
Equity in earnings of subsidiaries — discontinued operations (net of tax)	153,773		(153,773)	—
Income from discontinued operations (including gain on disposal of $156,010)	3,760	317,683		321,443
Provision for income taxes	1,542	163,910		165,452

INCOME FROM DISCONTINUED OPERATIONS	155,991	153,773	(153,773)	155,991
NET INCOME	$22,348	$74,740	$(74,740)	$22,348

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 28, 2006

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,000	$31,312		$77,312
Merchandise inventories	4,225	802,986		807,211
Other current assets		165,085		165,085
Deferred income taxes, net		119,558		119,558
Current assets — held for sale		475,485		475,485

TOTAL CURRENT ASSETS	50,225	1,594,426		1,644,651
PROPERTY AND EQUIPMENT, NET	4,098	1,336,770		1,340,868
PROPERTY AND EQUIPMENT, NET — HELD FOR SALE		436,412		436,412
GOODWILL AND INTANGIBLES, NET		181,644		181,644
GOODWILL AND INTANGIBLES, NET — HELD FOR SALE		1,789		1,789
DEFERRED INCOME TAXES, NET		191,480		191,480
OTHER ASSETS	13,737	28,812		42,549
OTHER ASSETS — HELD FOR SALE		11,332		11,332
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	2,558,067		(2,558,067)

	$2,626,127	$3,782,665	$(2,558,067)	$3,850,725

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,056	$189,008		$190,064
Accrued expenses and other current liabilities	12,793	437,322		450,115
Current portion of long-term debt	—	7,803		7,803
Current liabilities — held for sale		197,068		197,068

TOTAL CURRENT LIABILITIES	13,849	831,201		845,050
LONG-TERM DEBT	612,295	75,785		688,080
LONG-TERM DEBT — HELD FOR SALE		34,656		34,656
OTHER LONG-TERM LIABILITIES	600	202,983		203,583
OTHER LONG-TERM LIABILITIES — HELD FOR SALE		79,973		79,973
INVESTMENT BY AND ADVANCES FROM PARENT		2,558,067	(2,558,067)
SHAREHOLDERS’ EQUITY	1,999,383			1,999,383

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,626,127	$3,782,665	$(2,558,067)	$3,850,725

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2006

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$22,348	$74,740	$(74,740)	$22,348
Income from discontinued operations	155,991	153,773	(153,773)	155,991

Loss from continuing operations	(133,643)	(79,033)	79,033	(133,643)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries — continuing operations	79,033		(79,033)
Depreciation and amortization	791	132,765		133,556
Provision for employee stock compensation	17,595			17,595
Deferred income taxes		37,262		37,262
Loss on extinguishment of debt	29,375			29,375
Impairments and dispositions		(7,848)		(7,848)
Changes in operating assets and liabilities, net	(39,178)	(1,847)		(41,025)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	(46,027)	81,299	—	35,272
NET CASH PROVIDED BY OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	2,218	150,582		152,800

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(43,809)	231,881	—	188,072
INVESTING ACTIVITIES
Purchases of property and equipment		(130,124)		(130,124)
Proceeds from sale of assets		13,236		13,236

NET CASH USED IN INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(116,888)	—	(116,888)

NET CASH PROVIDED BY INVESTING ACTIVITIES — DISCONTINUED OPERATIONS		514,599		514,599

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	397,711	—	397,711

FINANCING ACTIVITIES
Intercompany borrowings	625,896	(625,896)
Payments on long-term debt and capital lease obligations	(607,158)	(14,158)		(621,316)
Cash dividends paid	(795)			(795)
Proceeds from issuance of common stock	83,508			83,508
Purchases and retirements of common stock	(223,643)			(223,643)

NET CASH USED IN FINANCING ACTIVITIES — CONTINUING OPERATIONS	(122,192)	(640,054)	—	(762,246)
NET CASH USED IN FINANCING ACTIVITIES — DISCONTINUED OPERATIONS		(241)		(241)

NET CASH USED IN FINANCING ACTIVITIES	(122,192)	(640,295)	—	(762,487)
DECREASE IN CASH AND CASH EQUIVALENTS	(166,001)	(10,703)	—	(176,704)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	212,001	45,103		257,104
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS HELD FOR SALE AT END OF YEAR		(3,088)		(3,088)

CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,000	$31,312	$—	$77,312

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 29, 2005

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$2,766,977		$2,766,977
Cost of sales		1,681,297		1,681,297

GROSS MARGIN		1,085,680		1,085,680
Selling, general and administrative expenses	$5,394	791,180		796,574
Other operating expenses	4,770	312,080		316,850
Store pre-opening costs		1,993		1,993
Impairments and dispositions		20,768		20,768

OPERATING LOSS	(10,164)	(40,341)	—	(50,505)

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries — continuing operations	(28,942)		$28,942
Interest expense	(88,591)	(16,182)		(104,773)
Other income, net	4,048			4,048

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR INCOME TAXES	(123,649)	(56,523)	28,942	(151,230)
Benefit for income taxes	(43,443)	(27,581)		(71,024)

LOSS FROM CONTINUING OPERATIONS	(80,206)	(28,942)	28,942	(80,206)
DISCONTINUED OPERATIONS:
Equity in earnings of subsidiaries — discontinued operations (net of tax)	139,658		(139,658)	—
Income from discontinued operations	2,592	232,876		235,468
Provision for income taxes	959	93,218		94,177

INCOME FROM DISCONTINUED OPERATIONS	141,291	139,658	(139,658)	141,291

NET INCOME	$61,085	$110,716	$(110,716)	$61,085

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 29, 2005

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$61,085	$110,716	$(110,716)	$61,085
Income from discontinued operations	141,291	139,658	(139,658)	141,291

Loss from continuing operations	(80,206)	(28,942)	28,942	(80,206)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries — continuing operations	28,942		(28,942)
Depreciation and amortization	1,093	129,038		130,131
Provision for employee stock compensation	13,897			13,897
Deferred income taxes		6,744		6,744
Impairments and dispositions		20,768		20,768
Changes in operating assets and liabilities, net	(259)	(42,283)		(42,542)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	(36,533)	85,325	—	48,792
NET CASH PROVIDED BY OPERATING ACTIVITIES — DISCONTINUED OPERATIONS	1,633	308,396		310,029

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(34,900)	393,721	—	358,821
INVESTING ACTIVITIES
Purchases of property and equipment		(96,013)		(96,013)
Proceeds from sale of assets		17,183		17,183

NET CASH USED IN INVESTING ACTIVITIES —CONTINUING OPERATIONS	—	(78,830)	—	(78,830)
NET CASH USED IN INVESTING ACTIVITIES — DISCONTINUED OPERATIONS		(97,642)		(97,642)

NET CASH USED IN INVESTING ACTIVITIES	—	(176,472)	—	(176,472)
FINANCING ACTIVITIES
Intercompany borrowings	204,146	(204,146)		—
Proceeds from issuance of convertible senior notes	230,000			230,000
Payments for hedge and call options associated with convertible notes	(25,043)			(25,043)
Payments on long-term debt and capital lease obligations	(142,649)	(6,503)		(149,152)
Cash dividends paid	(283,127)			(283,127)
Proceeds from issuance of common stock	27,971			27,971
Purchases and retirements of common stock	(85,397)			(85,397)

NET CASH USED IN FINANCING ACTIVITIES — CONTINUING OPERATIONS	(74,099)	(210,649)	—	(284,748)
NET CASH USED IN FINANCING ACTIVITIES —DISCONTINUED OPERATIONS		(6,370)		(6,370)

NET CASH USED IN FINANCING ACTIVITIES	(74,099)	(217,019)	—	(291,118)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,999)	230	—	(108,769)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	321,000	44,873		365,873

CASH AND CASH EQUIVALENTS AT END OF YEAR	$212,001	$45,103	$—	$257,104

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors

Of Saks Incorporated:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated April 2, 2007 (appearing in this annual report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Birmingham, Alabama

April 2, 2007

SAKS INCORPORATED & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
(Dollars In Thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Allowance for sales returns, net:
Balance at Beginning of Year	$8,645	$9,975	$5,771
Charged to Costs and Expenses	1,003,822	1,315,790	1,320,625
Reserve related to sold Proffitt’s and Parisian businesses	(1,155)	(848)	—
Reserve related to sold NDSG business	(2,335)
Deductions (A)	(1,002,129)	(1,316,272)	(1,316,421)

Balance at End of Year	$6,848	$8,645	$9,975

(A) Deductions consist of actual returns net of related costs and commissions

	Year Ended
(Dollars In Thousands)	February 3, 2007	January 28, 2006	January 29, 2005
Valuation Allowance in Deferred Tax Assets
Balance at Beginning of Year	$47,104	$65,508	$167,541
Charged (Credited) to Income	(1,465)	1,161	(10,138)
Charged (Credited) to Shareholders’ Equity	—	(2,525)	(71,078)
Increase (Decrease) to Reserve	1,953	(17,040)	(20,817)

Balance at End of Year	$47,592	$47,104	$65,508