Form 10-Q
period 2007-05-05
SAKS INC
filed 2007-06-06
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 5, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 1-13113

SAKS INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

TENNESSEE	1-13113	62-0331040
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

12 East 49th Street New York, New York	10017
(Address of principal executive offices)	(Zip Code)

212-940-5305

(Registrant’s telephone number, including area code)

750 Lakeshore Parkway

Birmingham, Alabama 35211

(Former name or former address, if changed since last report)

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

As of May 15, 2007, the number of shares of the Registrant’s Common Stock outstanding was 142,357,014.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	May 5, 2007	February 3, 2007	April 29, 2006
ASSETS
Current Assets
Cash and cash equivalents	$158,325	$277,883	$1,152,216
Merchandise inventories	811,577	785,302	853,929
Other current assets	133,700	146,893	177,817
Deferred income taxes, net	28,359	40,763	37,846

Total current assets	1,131,961	1,250,841	2,221,808
Property and Equipment, net	1,095,218	1,099,331	1,317,551
Goodwill and Intangibles, net	317	324	4,510
Deferred Income Taxes, net	142,438	152,754	136,238
Other Assets	40,937	41,053	42,132

TOTAL ASSETS	$2,410,871	$2,544,303	$3,722,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$236,826	$231,038	$250,164
Accrued expenses and other current liabilities	259,654	382,346	449,211
Dividend payable	3,813	12,729	547,560
Current portion of long-term debt	235,757	236,667	7,576

Total current liabilities	736,050	862,780	1,254,511

Long-Term Debt	351,428	450,010	686,335
Other Long-Term Liabilities	177,399	135,374	188,204

Total liabilities	1,264,877	1,448,164	2,129,050

Commitments and Contingencies	—	—	—

Shareholders’ Equity	1,145,994	1,096,139	1,593,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,410,871	$2,544,303	$3,722,239

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
NET SALES	$792,747	$684,129
Cost of sales (excluding depreciation and amortization)	464,467	401,271

Gross margin	328,280	282,858

Selling, general and administrative expenses	212,845	184,889
Other operating expenses:
Property and equipment rentals	28,337	28,215
Depreciation and amortization	31,798	30,717
Taxes other than income taxes	22,220	22,369
Store pre-opening costs	136	172
Impairments and dispositions	384	4,330

OPERATING INCOME	32,560	12,166

Interest expense	(11,980)	(14,045)
Loss on extinguishment of debt	(5,222)	—
Other income, net	2,835	8,819

INCOME BEFORE INCOME TAXES	18,193	6,940

Provision (benefit) for income taxes	7,156	(4,720)

INCOME FROM CONTINUING OPERATIONS	11,037	11,660

DISCONTINUED OPERATIONS:
Income from discontinued operations (including gain on disposal of $205,443)	—	208,992
Provision for income taxes	—	142,754

INCOME FROM DISCONTINUED OPERATIONS	—	66,238

NET INCOME	$11,037	$77,898

Per-Share amounts—Basic
Income from continuing operations	$0.08	$0.09
Income from discontinued operations	$—	$0.49
Net Income	$0.08	$0.58

Per-Share Amounts—Diluted
Income from continuing operations	$0.07	$0.09
Income from discontinued operations	$—	$0.49
Net Income	$0.07	$0.57

Weighted average common shares:
Basic	140,242	134,260
Diluted	156,274	136,097

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	May 5, 2007	April 29, 2006
Operating Activities:
Net Income	$11,037	$77,898
Income from discontinued operations	—	66,238

Income from continuing operations	11,037	11,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,798	30,717
Impairments and dispositions	384	4,330
Equity compensation	1,194	5,534
Deferred income taxes	3,514	112,301
Excess tax benefit from stock-based compensation	(5,186)	(2,310)
Loss on extinguishment of debt	5,222	—
Change in operating assets and liabilities, net	(53,777)	(364)

Net Cash Provided By (Used In) Operating Activities—Continuing Operations	(5,814)	161,868
Net Cash Used In Operating Activities—Discontinued Operations	—	(116,914)

Net Cash Provided By (Used In) Operating Activities	(5,814)	44,954
Investing Activities:
Purchases of property and equipment	(32,019)	(13,849)
Proceeds from the sale of property and equipment	266	133

Net Cash Used In Investing Activities—Continuing Operations	(31,753)	(13,716)
Net Cash Provided By Investing Activities—Discontinued Operations	—	1,025,363

Net Cash Provided By (Used In) Investing Activities	(31,753)	1,011,647

Financing Activities:
Payments on long-term debt and capital lease obligations	(103,889)	(1,695)
Cash dividends paid	(6,340)	(680)
Excess tax benefit from stock-based compensation	5,186	2,310
Proceeds from issuance of common stock	23,052	15,613

Net Cash Provided By (Used In) Financing Activities—Continuing Operations	(81,991)	15,548
Net Cash Used In Financing Activities—Discontinued Operations	—	(333)

Net Cash Provided By (Used In) Financing Activities	(81,991)	15,215

Increase (Decrease) In Cash and Cash Equivalents	(119,558)	1,071,816

Cash and cash equivalents at beginning of period	277,883	77,312
Plus: Cash and cash equivalents included in assets held for sale at beginning of year	—	3,088

Cash and cash equivalents at end of period	$158,325	$1,152,216

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended May 5, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008 (fiscal year 2007). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The accompanying condensed consolidated balance sheet at February 3, 2007 has been derived from the audited financial statements at that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2006 Annual Report on Form 10-K for the year ended February 3, 2007.

ORGANIZATION

Saks Incorporated and its subsidiaries’ (together the “Company”) operations consist of Saks Fifth Avenue (SFA), Off Fifth, and Club Libby Lu. Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the prior year periods and are discussed at Note 2 “Discontinued Operations.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $7,123 and $6,486 for the three months ended May 5, 2007 and April 29, 2006, respectively. Leased department sales were $50,267 and $46,215 for the three months ended May 5, 2007 and April 29, 2006, respectively, and were excluded from net sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $142,293 and $1,135,000 at May 5, 2007 and April 29, 2006, respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $2,711 and $8,644 for the three-month period ended May 5, 2007 and April 29, 2006, respectively, and is reflected in Other Income.

Income Taxes – The effective income tax rate for the three-month period ended May 5, 2007 was 39.4% as compared to a credit of 68.0% for continuing operations for the three-month period ended April 29, 2006. The increase in the effective rate for the three-month period ended May 5, 2007 was primarily the result of a benefit recognized during the three-month period ended April 29, 2006 to reduce tax reserves resulting from the settlement of certain state tax examinations as well as other state tax benefits related to the divestiture of certain business units.

For discontinued operations, the effective income tax rate for the three-month period ended April 29, 2006 was 68.0%. This effective income tax rate was higher than the expected rate due to the write-off of goodwill related to the sale of NDSG.

Components of the Company’s income tax expense for the three-month period ended May 5, 2007 and April 29, 2006 were as follows:

	Three Months Ended
	May 5, 2007	April 29, 2006
Continuing Operations:
Expected federal income taxes at 35%	$6,368	$2,429
State income taxes, net of federal benefit	818	(4,211)
Effect of settling tax exams and other tax reserve adjustments	(121)	(2,450)
Other items, net	91	(488)

Provision (benefit) for income taxes	$7,156	$(4,720)

Discontinued Operations:
Expected federal income taxes at 35%	$—	$73,147
State income taxes, net of federal benefit	—	18,415
Non-deductible goodwill	—	51,192

Provision for income taxes	$—	$142,754

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective as of the beginning of fiscal year 2007. As a result of the implementation the Company recorded a $33,672 decrease in the liability for unrecognized tax benefits which was accounted for as an increase to the beginning shareholder’s equity. As of

February 4, 2007 the Company had total gross unrecognized tax benefits of $43,956. Of this total, $12,575 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months as a result of settling uncertain tax positions. However, the Company does not anticipate this to result in any material change to the amount of unrecognized tax benefits.

As a result of the analysis of unrecognized tax benefits (due to the adoption of FIN 48), the net deferred tax asset related to the state net operating loss carryforwards increased. Therefore, the company performed a valuation allowance analysis to determine the realization of this asset. This analysis resulted in an additional valuation allowance of $19,258 with the offset recorded to shareholder’s equity in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The Company is under the provisions of Statement of Position 90-7 for these net operating losses since they were acquired through the acquisition of a company that had previously filed bankruptcy.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has approximately $2,443 in interest and penalties related to unrecognized tax benefits accrued as of February 4, 2007.

The Company files a consolidated U.S. Federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service for taxable years through January 29, 2005 with no significant adjustments. With respect to the state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and currently has examinations in progress for several jurisdictions.

NOTE 2 – DISCONTINUED OPERATIONS

On March 6, 2006, the Company sold to Bon-Ton all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG (operating under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers), either directly or indirectly. The consideration received consisted of approximately $1,115,000 in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35,000 of unfunded benefits liabilities and approximately $35,000 of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75,000 resulting in net cash proceeds to the Company of approximately $1,040,000. The disposition included NDSG’s operations consisting of, among other things, the following: the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores), administrative/headquarters facilities in Milwaukee, Wisconsin, and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. NDSG stores generated fiscal year 2005 revenues of approximately $2,168,000. The Company realized a net gain of $204,729 on the sale.

Bon-Ton entered into a Transition Service Agreement with the Company (“NDSG TSA”), whereby the Company continued to provide, for varying transition periods, back office services related to the NDSG operations. The back-office services included certain information technology, telecommunications, credit, accounting and store planning services, among others. Bon-Ton compensated the Company for these services, as outlined in the NDSG TSA. The results of the NDSG operations are reflected as discontinued operations in the accompanying condensed consolidated statements of income and the condensed consolidated statements of cash flows for all periods presented.

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

The disposition included Parisian’s operations consisting of, among other things, the following: real and personal property, operating leases and inventory associated with 38 Parisian stores (which generated fiscal year 2005 revenues of approximately $740,000), a 125,000 square foot administrative/headquarters facility in Birmingham, Alabama and a 180,000 square foot distribution center located in Steele, Alabama. The Company realized a net loss of $12,811 on the sale.

In connection with the consummation of the Parisian transaction, the Company entered into a Transition Services Agreement with Belk (“Parisian TSA”). Pursuant to the Parisian TSA, the Company provided, for varying transition periods, back-office services related to the Company’s former Parisian specialty department store business. The back-office services included information technology, telecommunications, credit, accounting and store planning services, among others. The results of the Parisian operations are reflected as discontinued operations in the accompanying condensed consolidated statements of income and the condensed consolidated statements of cash flows for all periods presented.

Net sales of the aforementioned businesses that are included within discontinued operations in the accompanying condensed consolidated statements of income for the three months ended April 29, 2006 are $355,624.

NOTE 3 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three months ended May 5, 2007 and April 29, 2006 are as follows (income and shares in thousands):

	For the Three Months Ended May 5, 2007			For the Three Months Ended April 29, 2006
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$11,037	140,242	$0.08	$77,898	134,260	$0.58
Effect of dilutive stock options and convertible debentures		16,032	(0.01)		1,837	(0.01)

Diluted EPS	$11,037	156,274	$0.07	$77,898	136,097	$0.57

The Company had 271 and 3,386 option awards of potentially dilutive common stock outstanding at May 5, 2007 and April 29, 2006, respectively, that were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares for the period. There were also 19,219 and 12,307 of potentially exercisable shares under the convertible notes at May 5, 2007 and April 29, 2006, respectively, that were not included in the computation of diluted EPS due to the assumption of net share settlement as discussed below (See Note 4). Additionally, included in the computation of diluted EPS are 14,295 shares of potentially dilutive shares associated with shares the Company would issue to settle the difference between the fair value and the par value of the convertible notes upon conversion and the shares to be issued upon the exercise of a call option the Company sold at the time of issuance of the convertible debentures.

The Emerging Issues Task Force (“EITF”) reached a consensus, EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” whereby the contingent conversion provisions should be ignored and therefore an issuer should apply the if-converted method in calculating diluted earnings per share. This consensus became effective for periods ending after December 15, 2004, and requires retroactive application to all periods presented. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of diluted earnings per share. However, the FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share.

NOTE 4 – DEBT AND SHARE ACTIVITY

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

On April 3, 2007, the Company gave notice that holders of its $230,000 2.0% convertible senior unsecured notes due March 15, 2024 were entitled to convert the convertible notes into shares of the Company’s common stock due to the closing price of the Company’s common stock exceeded 120% of the convertible senior notes’ conversion price for at least 20 out of the last 30 consecutive trading days in the first calendar quarter of 2007. The Company gave notice on April 3, 2007 that the holders of the convertible notes could convert them into shares of the Company’s common stock until June 30, 2007 in accordance with, and subject to, the terms of the convertible notes indenture. Since the holders of the convertible notes have the ability to exercise their conversion rights, the convertible notes were classified within “current portion of long-term debt” on the Company’s May 5, 2007 balance sheet. As of June 1, 2007, no note holders had converted their notes into the Company’s common stock.

On April 12, 2007, the Company announced final results of its modified “Dutch Auction” tender offer to purchase a portion of its 8 1/4% senior notes due November 15, 2008 for an aggregate purchase price not to exceed $100,000 (the “offer cap”). The offer expired on April 11, 2007. The aggregate principal amount of notes validly tendered at or above the clearing spread exceeded the offer cap, and the Company accepted $95,872 aggregate principal amount of the notes, resulting in an aggregate purchase price of $100,000 (plus an additional $3,230 in aggregate accrued interest on such notes). The Company accepted for purchase first, all notes tendered at spreads above the clearing spread, and thereafter, the notes validly tendered at the clearing spread on a prorated basis according to the principal amount of such notes. The Company recorded a loss on debt extinguishment of $5,222 related to the repurchase of the notes in the Company’s condensed consolidated statement of income.

During the three months ended May 5, 2007, the Company did not purchase any shares of the Company’s common stock. At May 5, 2007, there were 37,380 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan for many employees of the Company. In conjunction with the sale of NDSG, the Company sold to Bon-Ton the assets, and Bon-Ton assumed the liabilities, of the Carson cash balance pension plan. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense related to the Company’s remaining pension plan for the three months ended May 5, 2007 and April 29, 2006 were as follows:

	Three Months Ended
	May 5, 2007	April 29, 2006
Service cost	$331	$1,200
Interest cost	1,838	2,095
Expected return on plan assets	(2,782)	(2,324)
Net amortization of losses and prior service costs	813	935

Net periodic pension expense	$200	$1,906

The Company expects minimal or no funding requirements in 2007 and 2008.

NOTE 6 – SHAREHOLDERS’ EQUITY

On October 3, 2006 the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling approximately $558,600, and the Company reduced shareholders’ equity by that amount. Approximately $552,000 of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling approximately $547,500, and the Company reduced shareholders’ equity by that amount. Approximately $539,000 of the dividend was paid on May 1, 2006 to shareholders of record as of April 14, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

The following table summarizes the changes in shareholders’ equity for the three months ended May 5, 2007:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at February 3, 2007	140,440	$14,048	$1,097,817	$12,620	$(28,346)	$1,096,139
Adoption of FIN 48			36,528	(2,856)		33,672
Increase valuation allowance			(19,258)			(19,258)
Net income				11,037		11,037
Dividend adjustment—canceled restricted shares			2,576			2,576
Issuance of common stock	1,611	161	22,891			23,052
Income tax benefit related to						—
employee stock plans			3,295			3,295
Net activity under stock compensation plans	486	49	(49)			—
Restricted shares withheld for taxes	(231)	(27)	(5,686)			(5,713)
Stock-based compensation			1,194			1,194

Balance at May 5, 2007	142,306	$14,231	$1,139,308	$20,801	$(28,346)	$1,145,994

NOTE 7 – STOCK-BASED COMPENSATION

The Company maintains an equity stock plan for the granting of options, stock appreciation rights, performance shares, restricted stock, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise life of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to ten years after the grant date, although applicable plans permit accelerated vesting in certain circumstances at the discretion of the Company’s Board of Directors.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payments.” This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. Effective January 29, 2006, the Company adopted SFAS No. 123R. The adoption of this standard had an immaterial effect on the Company’s fiscal year 2006 consolidated financial statements. Total stock-based compensation expense resulting from the adoption of SFAS No. 123R, net of related tax effects, for the three-month period ended May 5, 2007 and April 29, 2006 was approximately $716 and $2,933, respectively.

The Company adopted the alternative transition method, as permitted by FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to calculate the tax effects of stock-based compensation pursuant to SFAS No. 123R for these awards that were outstanding upon adoption of SFAS No. 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool and the consolidated statements of cash flows. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the condensed consolidated statements of cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statements of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based compensation.”

As of May 5, 2007, the Company had unearned compensation amounts related to restricted stock of $16,214, included in Additional Paid-In Capital, which will be recognized over a weighted average period of less than 3 years.

NOTE 8 – CONTINGENCIES

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

Other

The Company is involved in legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact this standard may have on its financial statements.

In July 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The benefit to be recognized for a tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of February 4, 2007.

The FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of diluted earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating diluted earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s diluted calculation by 19,219 shares.

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

On September 29, 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The Company adopted SFAS No. 158 prospectively on February 3, 2007. SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of SFAS No. 158 did not have a material effect on the Company’s results of operations or financial position for the fiscal year ended February 3, 2007. Additionally, SFAS No. 158 will require the Company to change the measurement date for the assets and liabilities of its employee benefit plans from November 1 to the Company’s fiscal year end beginning with the fiscal year ending January 31, 2009.

NOTE 10 – STORE DISPOSITIONS AND OTHER ACTIVITIES

The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances indicate. The Company also performs an asset impairment analysis at each fiscal year end. During the three months ended May 5, 2007, the Company incurred net charges of $384 primarily related to asset impairments in the normal course of business. During the three months ended April 29, 2006, the Company incurred net charges of $4,330 primarily related to asset impairments in the normal course of business. Asset impairments are included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of Income. There was a $255 payable related to these charges at May 5, 2007.

During the three months ended May 5, 2007 and April 29, 2006, the Company incurred expenses of approximately $22,571 and $6,712, respectively, for severance, retention and transition costs in connection with the Company downsizing following the disposition of its SDSG businesses (discussed in Note 2). Severance, retention and transition costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income. There was a $16,394 payable related to these charges at May 5, 2007.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three-month periods ended May 5, 2007 and April 29, 2006 and as of February 3, 2007 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At May 5, 2007, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 5, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$142,293	$16,032		$158,325
Merchandise inventories		811,577		811,577
Other current assets		133,700		133,700
Deferred income taxes, net		28,359		28,359

Total Current Assets	142,293	989,668	—	1,131,961

Property and Equipment, net		1,095,218		1,095,218
Goodwill and Intangibles, net		317		317
Deferred Income Taxes, net		142,438		142,438
Other Assets	10,185	30,752		40,937
Investment in and Advances to Subsidiaries	1,523,061		$(1,523,061)

Total Assets	$1,675,539	$2,258,393	$(1,523,061)	$2,410,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$236,826		$236,826
Accrued expenses and other current liabilities	$8,999	250,655		259,654
Dividend payable	3,813			3,813
Current portion of long-term debt	230,000	5,757		235,757

Total Current Liabilities	242,812	493,238	—	736,050

Long-Term Debt	286,733	64,695		351,428
Other Long-Term Liabilities		177,399		177,399
Investment by and Advances from Parent		1,523,061	$(1,523,061)
Shareholders’ Equity	1,145,994			1,145,994

Total Liabilities and Shareholders’ Equity	$1,675,539	$2,258,393	$(1,523,061)	$2,410,871

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 5, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$792,747		$792,747
Costs and expenses
Cost of sales		464,467		464,467
Selling, general and administrative expenses	$1,631	211,214		212,845
Other operating expenses	33	82,322		82,355
Store pre-opening costs		136		136
Impairments and dispositions		384		384

Operating income (loss)	(1,664)	34,224	—	32,560
Other income (expense)
Equity in earnings of subsidiaries	19,209		$(19,209)
Interest expense	(9,771)	(2,209)		(11,980)
Loss on extinguishment of debt	(5,222)			(5,222)
Other income, net	2,835			2,835

Income before provision (benefit) for income taxes	5,387	32,015	(19,209)	18,193
Provision (benefit) for income taxes	(5,650)	12,806		7,156

Net income	$11,037	$19,209	$(19,209)	$11,037

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 5, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Income	$11,037	$19,209	$(19,209)	$11,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(19,209)		19,209
Excess tax benefit from exercise of stock options	(5,186)			(5,186)
Depreciation and amortization		31,798		31,798
Equity compensation	1,194			1,194
Deferred income taxes		3,514		3,514
Impairments and dispositions		384		384
Loss on extinguishment of debt	5,222			5,222
Changes in operating assets and liabilities, net	(2,839)	(50,938)		(53,777)

Net Cash Provided By (Used In) Operating Activities	(9,781)	3,967	—	(5,814)

INVESTING ACTIVITIES
Purchases of property and equipment		(32,019)		(32,019)
Proceeds from the sale of assets		266		266

Net Cash Used In Investing Activities	—	(31,753)	—	(31,753)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(35,332)	35,332
Payments on long-term debt and capital lease obligations	(100,000)	(3,889)		(103,889)
Payment of dividend	(6,340)			(6,340)
Excess tax benefit from exercise of stock options	5,186			5,186
Proceeds from issuance of common stock	23,052			23,052

Net Cash Provided By (Used In) Financing Activities	(113,434)	31,443	—	(81,991)

Increase (Decrease) In Cash and Cash Equivalents	(123,215)	3,657	—	(119,558)
Cash and Cash Equivalents at beginning of period	265,508	12,375		277,883

Cash and Cash Equivalents at end of period	$142,293	$16,032	—	$158,325

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT APRIL 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$1,134,632	$17,584		$1,152,216
Merchandise inventories		853,929		853,929
Other current assets		177,817		177,817
Deferred income taxes, net		37,846		37,846

Total Current Assets	1,134,632	1,087,176	—	2,221,808

Property and Equipment, net		1,317,551		1,317,551
Goodwill and Intangibles, net		4,510		4,510
Deferred Income Taxes, net		136,238		136,238
Other Assets	13,031	29,101		42,132
Investment in and Advances to Subsidiaries	1,070,879		$(1,070,879)

Total Assets	$2,218,542	$2,574,576	$(1,070,879)	$3,722,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$250,164		$250,164
Accrued expenses and other current liabilities	$12,812	983,959		996,771
Current portion of long-term debt		7,576		7,576

Total Current Liabilities	12,812	1,241,699	—	1,254,511

Long-Term Debt	612,351	73,984		686,335
Other Long-Term Liabilities	190	188,014		188,204
Investment by and Advances from Parent		1,070,879	$(1,070,879)
Shareholders’ Equity	1,593,189			1,593,189

Total Liabilities and Shareholders’ Equity	$2,218,542	$2,574,576	$(1,070,879)	$3,722,239

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED APRIL 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$684,129		$684,129
Costs and expenses
Cost of sales		401,271		401,271
Selling, general and administrative expenses	$1,464	183,425		184,889
Other operating expenses	32	81,269		81,301
Store pre-opening costs		172		172
Impairments and dispositions		4,330		4,330

Operating income (loss)	(1,496)	13,662	—	12,166
Other income (expense)
Equity in earnings of subsidiaries	5,857		$(5,857)
Interest expense	(10,145)	(3,900)		(14,045)
Other income, net	8,819			8,819

Income from continuing operations before provision (benefit) for income taxes	3,035	9,762	(5,857)	6,940
Provision (benefit) for income taxes	(8,625)	3,905		(4,720)

Income from continuing operations	11,660	5,857	(5,857)	11,660
Discontinued operations:
Equity in earnings of subsidiaries - discontinued operations
(net of tax)	66,238		(66,238)
Income from discontinued operations (including gain on disposal of $205,443)		208,992		208,992
Provision for income taxes		142,754		142,754

Income from discontinued operations	66,238	66,238	(66,238)	66,238

Net income	$77,898	$72,095	$(72,095)	$77,898

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$77,898	$72,095	$(72,095)	$77,898
Income from discontinued operations	66,238	66,238	(66,238)	66,238

Income from continuing operations	11,660	5,857	(5,857)	11,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(5,857)		5,857	0
Depreciation and amortization		30,717		30,717
Equity compensation	5,534			5,534
Deferred income taxes		112,301		112,301
Impairments and dispositions		4,330		4,330
Excess tax benefit from stock-based compensation	(2,310)			(2,310)
Changes in operating assets and liabilities, net	(541,135)	540,771		(364)

Net Cash Provided By (Used In) Operating Activities - Continuing Operations	(532,108)	693,976	—	161,868
Net Cash Used In Operating Activities - Discontinued Operations		(116,914)		(116,914)

Net Cash Provided By (Used In) Operating Activities	(532,108)	577,062	—	44,954
INVESTING ACTIVITIES
Purchases of property and equipment		(13,849)		(13,849)
Proceeds from the sale of assets		133		133

Net Cash Used In Investing Activities - Continuing Operations	—	(13,716)	—	(13,716)
Net Cash Provided By Investing Activities - Discontinued Operations		1,025,363		1,025,363

Net Cash Provided By Investing Activities	—	1,011,647	—	1,011,647
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	1,603,497	(1,603,497)
Payments on long-term debt and capital lease obligations		(1,695)		(1,695)
Excess tax benefit from stock-based compensation	2,310			2,310
Cash dividends paid	(680)			(680)
Proceeds from issuance of common stock	15,613			15,613

Net Cash Provided By (Used) In Financing Activities - Continuing Operations	1,620,740	(1,605,192)	—	15,548
Net Cash Used In Financing Activities - Discontinued Operations		(333)		(333)

Net Cash Provided By (Used In) Financing Activities	1,620,740	(1,605,525)	—	15,215
Increase In Cash and Cash Equivalents	1,088,632	(16,816)		1,071,816
Cash and Cash Equivalents at beginning of period	46,000	31,312		77,312
Less: Cash and Cash Equivalents included in assets held for sale at end of year		3,088		3,088

Cash and Cash Equivalents at end of period	$1,134,632	$17,584	—	$1,152,216

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$265,508	$12,375		$277,883
Merchandise inventories		785,302		785,302
Other current assets		146,893		146,893
Deferred income taxes, net		40,763		40,763

Total Current Assets	265,508	985,333	—	1,250,841

Property and Equipment, net		1,099,331		1,099,331
Goodwill and Intangibles, net		324		324
Deferred Income Taxes, net		152,754		152,754
Other Assets	11,126	29,927		41,053
Investment in and Advances to Subsidiaries	1,454,660		$(1,454,660)

Total Assets	$1,731,294	$2,267,669	$(1,454,660)	$2,544,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$231,038		$231,038
Accrued expenses and other current liabilities	$22,552	372,523		395,075
Current portion of long-term debt	230,000	6,667		236,667

Total Current Liabilities	252,552	610,228	—	862,780

Long-Term Debt	382,336	67,674		450,010
Other Long-Term Liabilities	267	135,107		135,374
Investment by and Advances from Parent		1,454,660	$(1,454,660)
Shareholders’ Equity	1,096,139			1,096,139

Total Liabilities and Shareholders’ Equity	$1,731,294	$2,267,669	$(1,454,660)	$2,544,303

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to provide an analytical view of the business from management’s perspective and has four major components:

•	Management’s Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

MD&A should be read in conjunction with the condensed consolidated financial statements and related notes thereto contained elsewhere in this report.

MANAGEMENT’S OVERVIEW

GENERAL

Saks Incorporated and its subsidiaries’ (together the “Company”) operations consist of Saks Fifth Avenue (“SFA”), Off Fifth, and Club Libby Lu (“CLL”). Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the prior year periods and are discussed below at “Discontinued Operations.”

SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. Customers may also purchase SFA products offered in catalogs or online at www.saks.com. Off Fifth is intended to be the premier luxury off-price retailer in the United States and also provides an outlet for the sale of end-of-season clearance merchandise. Off Fifth stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics and decorative home furnishings, targeting the value-conscious customer. CLL consists of mall-based specialty stores, targeting girls aged 4-12 years old. As of May 5, 2007, Saks operated 54 SFA stores with 6.0 million square feet, 49 Off 5th units with 1.4 million square feet, and 89 CLL specialty stores, which includes 65 standalone stores and 24 store-in-stores in the former SDSG businesses, with 0.1 million square feet.

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

On March 6, 2006, the Company sold to Bon-Ton all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG, either directly or indirectly. The consideration received consisted of approximately $1.12 billion in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35 million of unfunded benefit liabilities and approximately $35 million of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75 million resulting in net cash proceeds to the Company of approximately $1.04 billion. The disposition included NDSG’s operations consisting of, among other things, the following: the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores), administrative/headquarters facilities in Milwaukee, Wisconsin, and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. NDSG generated fiscal year 2005 revenues of approximately $2.2 billion. The Company realized a net gain of $204.7 million on the sale.

On October 2, 2006, the Company sold to Belk all of the outstanding equity interests of the Company’s subsidiaries that conducted the Parisian specialty department store business (“Parisian”). The consideration received consisted of $285.0 million in cash (increased in accordance with a working capital adjustment described below). In addition, Belk reimbursed the Company at closing for $6.7 million in capital expenditures incurred in connection with the construction of four new Parisian stores. Belk also paid the Company an additional amount associated with the purchase of accounts and accounts receivable from Household Bank (SB), N.A. (now known as HSBC Bank Nevada, N.A., “HSBC”), in the amount of $2.3 million. A working capital adjustment based on working capital as of the effective time of the transaction increased the amount of cash proceeds by $14.2 million resulting in net cash proceeds of $308.2 million. The disposition included Parisian’s operations consisting of, among other things, the following: real and personal property, operating leases and inventory associated with 38 Parisian stores (which generated fiscal 2005 revenues of approximately $740 million), an administrative/headquarters facility in Birmingham, Alabama and a distribution center located in Steele, Alabama. The Company realized a net loss of $12.8 million on the sale.

FINANCIAL PERFORMANCE SUMMARY

The Company recorded net income of $11.0 million, or $0.07 per share for the three months ended May 5, 2007. For the three months ended April 29, 2006, income from continuing operations was $11.7 million, or $0.09 per share. After recognition of the Company’s after-tax income from discontinued operations of $66.2 million, or $0.49 per share, primarily related to the sale of the NDSG business, net income totaled $77.9 million, or $0.57 per share, for the first quarter ended April 29, 2006.

The three-month period ended May 5, 2007 included charges totaling $13.5 million (net of taxes), or $.09 per share, primarily related to retention, severance and transition costs as the Company downsizes its organizational structure following the disposition of its SDSG businesses. The current year first quarter also included legal and other expenses related to the investigations totaling approximately $1.0 million (net of taxes), or $0.01 per share and a loss on extinguishment of debt totaling $3.1 million (net of taxes), or $0.02 per share, related to the repurchase of $95.9 million of senior notes.

The three-month period ended April 29, 2006 included charges of $2.6 million (net of taxes), or $0.02 per share, primarily related to impairments and dispositions. The prior year first quarter also included approximately $4.0 million (net of taxes), or $0.03 per share, of severance and retention expenses, approximately $1.0 million (net of taxes), or $0.01 per share, of legal and other expenses related to the investigations, and income of $2.5 million (net of taxes), or $0.02 per share, related to the favorable conclusion of tax exams.

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

	Three Months Ended
	May 5, 2007	April 29, 2006
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	58.6%	58.7%
Selling, general & administrative expenses	26.8%	27.0%
Other operating expenses	10.4%	11.9%
Store pre-opening costs	0.0%	0.0%
Impairments and dispositions	0.0%	0.6%

Operating income	4.1%	1.8%
Other income (expense):
Interest expense	-1.5%	-2.1%
Loss on extinguishment of debt	-0.7%	0.0%
Other income, net	0.4%	1.3%

Income before income taxes	2.3%	1.0%
Provision (benefit) for income taxes	0.9%	-0.7%

Income from continuing operations	1.4%	1.7%
Discontinued operations:
Income from discontinued operations
(including gain on disposal)	0.0%	30.5%
Provision for income taxes	0.0%	20.9%

Income from discontinued operations	0.0%	9.7%

Net income	1.4%	11.4%

THREE MONTHS ENDED MAY 5, 2007 COMPARED TO THREE MONTHS ENDED APRIL 29, 2006

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended April 29, 2006 to the three-month period ended May 5, 2007:

(In Millions)	Total Company
For the three months ended April 29, 2006	$12.2

Store sales and margin	45.4
Operating expenses	(28.9)
Impairments and dispositions	3.9

Increase	20.4

For the three months ended May 5, 2007	$32.6

For the three-month period ended May 5, 2007, operating income improved to $32.6 million from operating income of $12.2 million for the three-month period ended April 29, 2006. The improvement in operating income for the quarter was driven by a 14.4% increase in comparable store sales and expense management which resulted in a 230 basis point improvement in the expense rate as a percent of sales. The gross margin rate also improved slightly for the quarter.

NET SALES

For the three months ended May 5, 2007, total sales increased 15.9% to $792.7 million from $684.1 million for the three months ended April 29, 2006. Similarly, consolidated comparable store sales increased 14.4% year-over-year. The net effect of sales from new and closed stores resulted in a $2.3 million reduction, while the net effect of the reopening of the New Orleans store resulted in a $14.2 million increase.

Comparable store sales are calculated on a rolling 13-month basis. Thus, to be included in the comparison, a store must be open for 13 months. The additional month is used to transition the first month impact of a new store opening. Correspondingly, closed stores are removed from the comparable store sales comparison when they begin liquidating merchandise. Expanded, remodeled and converted stores are included in the comparable store sales comparison, except for the periods in which they are closed for remodeling and renovation.

GROSS MARGIN

For the three months ended May 5, 2007, gross margin was $328.3 million, or 41.4% of net sales, compared to $282.9 million, or 41.3% of net sales, for the three months ended April 29, 2006. The improvement in gross margin dollars and the gross margin rate was principally attributable to the higher sales driven by the strengthening of merchandise assortments by store and enhancements to the merchandise planning and allocation processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended May 5, 2007, SG&A was $212.8 million, or 26.8% of net sales, compared to $184.9 million, or 27.0% of net sales, for the three months ended April 29, 2006. The increase was driven by higher variable expenses associated with the 2007 first quarter $108.6 million sales increase and approximately $16 million of year-over-year incremental expenses that management does not expect to be long-term continuing obligations of the Company, primarily severance/retention and investigation-related expenses.

OTHER OPERATING EXPENSES

For the three months ended May 5, 2007, other operating expenses, including store pre-opening costs, were $82.5 million, or 10.4% of net sales, compared to $81.5 million, or 11.9% of net sales, for the three months ended April 29, 2006. This increase of $1.0 million was driven primarily by higher depreciation and amortization costs. As a percent of sales, other operating expenses decreased 150 basis points in 2007, reflecting the ability to leverage primarily fixed costs on the increased sales.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended May 5, 2007, the Company realized losses from impairments and dispositions of $0.4 million, or 0.0% of net sales, compared to a loss of $4.3 million, or 0.6% of net sales, for the three months ended April 29, 2006. The current and prior quarter net charges were primarily due to asset impairments in the normal course of business.

INTEREST EXPENSE

For the three months ended May 5, 2007, interest expense was $12.0 million, or 1.5% of net sales, compared to $14.0 million, or 2.1% of net sales, for the three months ended April 29, 2006. The improvement of $2.0 million was primarily due to lower interest on capital lease obligations.

INCOME TAXES

For continuing operations, the effective income tax rates for the three-month periods ending May 5, 2007 and April 29, 2006 were 39.4% and (68.0%), respectively. The increase in the effective rate for the three-month period ended May 5, 2007 was primarily the result of a benefit recognized during the three-month period ended April 29, 2006 to reduce tax reserves resulting from the settlement of certain state tax examinations as well as other state benefits related to the divestiture of certain business units. The effective income tax rates for discontinued operations for the three-month period ending April 29, 2006 was 68.0%. The effective income tax rate was higher than the expected rate due to the write-off of goodwill related to the sale of NDSG.

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective as of the beginning of fiscal year 2007. As a result of the implementation the Company recorded a $33.7 million decrease in the liability for unrecognized tax benefits which was accounted for as an increase to the beginning shareholder’s equity. As of February 4, 2007 the Company had total gross unrecognized tax benefits of $44.0 million. Of this total, $12.6 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months as a result of settling uncertain tax positions. However, the Company does not anticipate this to result in any material change to the amount of unrecognized tax benefits.

As a result of the analysis of unrecognized tax benefits (due to the adoption of FIN 48), the net deferred tax asset related to the state net operating loss carryforwards increased. Therefore, the company performed a valuation allowance analysis to determine the realization of this asset. This analysis resulted in an additional valuation allowance of $19.3 million with the offset recorded to shareholder’s equity in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The Company is under the provisions of Statement of Position 90-7 for these net operating losses since they were acquired through the acquisition of a company that had previously filed bankruptcy.

The Company files a consolidated U.S. Federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service for taxable years through January 29, 2005 with no significant adjustments. With respect to the state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and currently has examinations in progress for several jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The primary needs for cash are to acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores and service debt. The Company anticipates that available cash, cash generated from operating activities and borrowings under its revolving credit agreement will be sufficient to meet its financial commitments and provide opportunities for future growth.

Cash provided by (used in) operating activities from continuing operations was ($5.8) million for the three months ended May 5, 2007 and $161.9 million for the three months ended April 29, 2006. Cash provided by (used in) operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. The $167.7 million decrease in 2007 from 2006 was largely due to the change in deferred income taxes and increased working capital needs.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at May 5, 2007 decreased from April 29, 2006 largely reflecting the disposition of Parisian-related inventories offset by planned increased inventories at SFA. Consolidated comparable inventories increased approximately 19% over last year, attributable to a planned increase at SFA.

Cash used in investing activities from continuing operations was $31.8 million for the three months ended May 5, 2007 and $13.7 million for the three months ended April 29, 2006. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $18.1 million increase in cash used is primarily due to an increase in capital expenditures.

Property and equipment amounts at May 5, 2007 decreased from April 29, 2006 amounts primarily due to the disposal of assets related to the sale of Parisian, depreciation on existing assets during the last twelve months and to store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at May 5, 2007 also decreased from April 29, 2006 due to the sale of Parisian and amortization expense during the last twelve months.

Cash provided by (used in) financing activities from continuing operations was ($82.0) million for the three months ended May 5, 2007 and $15.5 million for the three months ended April 29, 2006. The current period use primarily relates to the repurchase of approximately $95.9 million in principal amount of senior notes.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its revolving credit facility. At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced from $800 million to $500 million in March 2006. In September 2006, the maturity date of the revolving credit facility was extended to September 2011. At May 5, 2007 and April 29, 2006, the Company maintained cash and cash equivalent balances of $158.3 million and $1,152.2 million, respectively. Exclusive of approximately $16 million and $18 million of store operating cash at May 5, 2007 and April 29, 2006, respectively, cash was invested principally in various money market funds at May 5, 2007 and April 29, 2006, respectively. There was no restricted cash as of May 5, 2007 and April 29, 2006.

At May 5, 2007, the Company had no direct borrowings under its $500 million revolving credit facility, and had $46.7 million in unfunded letters of credit, leaving unutilized availability under that facility of $453.3 million. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend to shareholders of $4.00 per common share to shareholders of record as of April 14, 2006. On May 1, 2006, the Company paid that dividend totaling approximately $539 million. The remaining portion of the dividends will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

On August 30, 2006, the Company repurchased 450 thousand shares of Saks’ common stock at a cost of approximately $6.5 million, which left 37.4 million shares available for repurchase under the Company’s existing share repurchase program.

On October 3, 2006 the Company’s Board of Directors declared a cash dividend of $4.00 per share of the Company’s common stock, and the Company reduced shareholders’ equity for the $558.6 million dividend. Approximately $552.0 million of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividends will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay all of the Company’s senior notes at maturity.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the Company’s disposition of businesses, economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At May 5, 2007, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. At May 5, 2007, total debt was $587.2 million, representing a decrease of $106.7 million from the balance of $693.9 million at April 29, 2006. This decrease in debt was primarily the result of the $95.9 million repurchase of senior notes and the $1.7 million reduction in capital leases associated with the sale of Parisian. Despite the decrease in debt, the debt-to-capitalization ratio increased to 33.9% from 30.3% in the prior year due to a reduction in Shareholders’ Equity, primarily related to the October 3, 2006 $4.00 per share dividend.

At May 5, 2007, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At May 5, 2007, the Company had no borrowings under the revolving credit facility.

At May 5, 2007, the Company had $286.7 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

On April 12, 2007, the Company announced the results of its modified “Dutch Auction” tender offer to purchase a portion of its 8 1/4% senior notes due November 15, 2008 for an aggregate purchase price not to exceed $100 million (the “offer cap”). The offer expired on April 11, 2007. The aggregate principal amount of notes validly tendered at or above the clearing spread exceeded the offer cap and the Company accepted $95.9 million aggregate principal amount of the notes, resulting in an aggregate purchase price of $100 million (plus an additional $3.2 million in aggregate accrued interest on such notes). The Company accepted for purchase first, all notes tendered at spreads above the clearing spread, and thereafter, the notes validly tendered at the clearing spread on a prorated basis according to the principal amount of such notes. The Company recorded a loss on debt extinguishment of $5.2 million related to the repurchase of the notes in the Company’s condensed consolidated statement of income.

The Company had $230 million of convertible senior notes, at May 5, 2007, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion of the par value with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

During the quarter ended May 5, 2007, the aforementioned conversion criterion was met. The closing price of the Company’s common stock exceeded 120% of the convertible senior notes’ conversion price for at least 20 out of the last 30 consecutive trading days in the first calendar quarter of 2007. On April 3, 2007, the Company gave notice that holders of the convertible notes could convert them into shares of the Company’s common stock until June 30, 2007 in accordance with, and subject to, the terms of the convertible notes indenture. Since the holders of the convertible notes had the ability to exercise their conversion rights, the convertible notes were classified within the “current portion of long-term debt” on the Company’s May 5, 2007 balance sheet. As of June 1, 2007, no note holders had converted their notes into the Company’s common stock.

At May 5, 2007 the Company had $70.5 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $5 million and $7 million per year.

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal or no funding requirements in 2007. As part of the sale of NDSG to Bon-Ton, the NDSG pension assets and liabilities were acquired by Bon-Ton. Additionally, the Company curtailed its SFA pension plan during 2006 which froze benefit accruals for all participants except those who have attained age 55 and completed 10 years of service as of January 1, 2007 and who continue to be highly compensated employees.

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

There were no material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended May 5, 2007. For additional information regarding the Company’s contractual obligations as of February 3, 2007, see the Management’s Discussion and Analysis section of the 2006 Form 10-K.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended February 3, 2007 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact this standard may have on its financial statements.

In July 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The benefit to be recognized for a tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of February 4, 2007.

The FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of diluted earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating diluted earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s diluted calculation by 19,219 shares.

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

On September 29, 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The Company adopted SFAS No. 158 prospectively on February 3, 2007. SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of SFAS No. 158 did not have a material effect on the Company’s results of operations or financial position for the fiscal year ended February 3, 2007. Additionally, SFAS No. 158 will require the Company to change the measurement date for the assets and liabilities of its employee benefit plans from November 1 to the Company’s fiscal year end beginning with the fiscal year ending January 31, 2009.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; the outcome of the formal investigation by the Securities and Exchange Commission and the inquiry the Company understands has been commenced by the Office of the United States Attorney for the Southern District of New York into the matters that were the subject of the investigations conducted during 2004 and 2005 by the Audit Committee of the Company’s Board of Directors and any related matters that may be under investigation or the subject of inquiry; the ultimate amount of reimbursement to vendors of improperly collected markdown allowances; the ultimate impact of improper timing of recording of inventory markdowns; and the ultimate impact of incorrect timing of recording of vendor markdown allowances. For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended February 3, 2007 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at May 5, 2007, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 5, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 10 – Legal Contingencies,” is incorporated into this Item by reference.

Item 1A.	RISK FACTORS

There have been no material changes from our risk factors previously disclosed in “Item 1A. Risk Factors” of the Company’s 2006 Form 10-K for the year ended February 3, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 5, 2007, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. At May 5, 2007, 37.4 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization. During the quarter ended May 5, 2007, the Company did not repurchase any of its equity securities.

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

SAKS INCORPORATED
Registrant

June 6, 2007
Date

/s/ Kevin G. Wills
Kevin G. Wills
Executive Vice President and Chief Financial Officer