Form 10-Q
period 2007-08-04
SAKS INC
filed 2007-09-07
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 4, 2007 or

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

As of August 31, 2007, the number of shares of the Registrant’s Common Stock outstanding was 143,411,860.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	August 4, 2007	February 3, 2007	July 29, 2006
ASSETS
Current Assets
Cash and cash equivalents	$128,374	$277,883	$500,914
Merchandise inventories	801,693	785,302	641,784
Other current assets	112,131	146,893	179,184
Deferred income taxes, net	24,607	40,763	33,317
Current Assets - held for sale	—	—	177,343

Total current assets	1,066,805	1,250,841	1,532,542
Property and Equipment, net	1,082,893	1,099,331	1,109,412
Property and Equipment, net - held for sale	—	—	226,320
Goodwill and Intangibles, net	310	324	338
Goodwill and Intangibles, net - held for sale	—	—	4,030
Deferred Income Taxes, net	151,090	152,754	157,648
Other Assets	35,967	41,053	35,644
Other Assets - held for sale	—	—	1,032

TOTAL ASSETS	$2,337,065	$2,544,303	$3,066,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$211,968	$231,038	$190,782
Accrued expenses and other current liabilities	246,272	382,346	361,481
Dividend payable	2,659	12,729	6,981
Current portion of long-term debt	235,643	236,667	7,106
Current liabilities - held for sale	—	—	78,292

Total current liabilities	696,542	862,780	644,642
Long-Term Debt	339,744	450,010	683,180
Long-Term Debt - held for sale	—	—	1,638
Other Long-Term Liabilities	169,857	135,374	144,570
Other Long-Term Liabilities - held for sale	—	—	26,729

Total liabilities	1,206,143	1,448,164	1,500,759
Commitments and Contingencies	—	—	—
Shareholders’ Equity	1,130,922	1,096,139	1,566,207

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,337,065	$2,544,303	$3,066,966

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
NET SALES	$694,106	$603,833	$1,486,853	$1,287,962
Cost of sales (excluding depreciation and amortization)	447,340	405,329	911,807	806,600

Gross margin	246,766	198,504	575,046	481,362
Selling, general and administrative expenses	194,258	196,482	407,103	381,371
Other operating expenses:
Property and equipment rentals	27,212	26,928	55,549	55,143
Depreciation and amortization	34,728	31,755	66,526	62,472
Taxes other than income taxes	19,749	19,002	41,969	41,371
Store pre-opening costs	125	117	261	289
Impairments and dispositions	3,314	1,260	3,698	5,590

OPERATING LOSS	(32,620)	(77,040)	(60)	(64,874)
Interest expense	(9,921)	(11,598)	(21,901)	(25,643)
Gain (Loss) on extinguishment of debt	(412)	7	(5,634)	7
Other income, net	1,735	6,932	4,570	15,751

LOSS BEFORE INCOME TAXES	(41,218)	(81,699)	(23,025)	(74,759)
Benefit for income taxes	(16,592)	(28,603)	(9,436)	(33,323)

LOSS FROM CONTINUING OPERATIONS	(24,626)	(53,096)	(13,589)	(41,436)
DISCONTINUED OPERATIONS:
Income from discontinued operations	—	2,028	—	211,020
Provision for income taxes	—	787	—	143,541

INCOME FROM DISCONTINUED OPERATIONS	—	1,241	—	67,479

NET INCOME (LOSS)	$(24,626)	$(51,855)	$(13,589)	$26,043

Per-Share amounts - Basic
Loss from continuing operations	$(0.17)	$(0.39)	$(0.10)	$(0.31)
Income from discontinued operations	$—	$0.01	$—	$0.50
Net Income (Loss)	$(0.17)	$(0.38)	$(0.10)	$0.19
Per-Share Amounts - Diluted
Loss from continuing operations	$(0.17)	$(0.39)	$(0.10)	$(0.31)
Income from discontinued operations	$—	$0.01	$—	$0.50
Net Income (Loss)	$(0.17)	$(0.38)	$(0.10)	$0.19
Weighted average common shares:
Basic	141,882	135,222	141,065	134,741
Diluted	141,882	135,222	141,065	134,741

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	August 4, 2007	July 29, 2006
Operating Activities:
Net Income (loss)	$(13,589)	$26,043
Income from discontinued operations	—	67,479

Loss from continuing operations	(13,589)	(41,436)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	66,526	62,472
Impairments and dispositions	3,698	5,590
Equity compensation	3,001	29,603
Deferred income taxes	(1,438)	95,276
Excess tax benefit from stock-based compensation	(8,575)	(2,568)
Loss (Gain) on extinguishment of debt	5,634	(7)
Change in operating assets and liabilities, net	(70,879)	(74,786)

Net Cash (Used In) Provided By Operating Activities - Continuing Operations	(15,622)	74,144
Net Cash Used In Operating Activities - Discontinued Operations	—	(98,327)

Net Cash Used In Operating Activities	(15,622)	(24,183)
Investing Activities:
Purchases of property and equipment	(60,380)	(42,973)
Proceeds from the sale of property and equipment	7,806	171

Net Cash Used In Investing Activities - Continuing Operations	(52,574)	(42,802)
Net Cash Provided By Investing Activities - Discontinued Operations	—	1,013,502

Net Cash (Used In) Provided By Investing Activities	(52,574)	970,700
Financing Activities:
Payments on long-term debt and capital lease obligations	(116,140)	(3,647)
Cash dividends paid	(7,427)	(542,185)
Excess tax benefit from stock-based compensation	8,575	2,568
Proceeds from issuance of common stock	33,679	18,398

Net Cash Used In Financing Activities - Continuing Operations	(81,313)	(524,866)
Net Cash Used In Financing Activities - Discontinued Operations	—	(96)

Net Cash Used In Financing Activities	(81,313)	(524,962)
Increase (Decrease) in Cash and Cash Equivalents	(149,509)	421,555
Cash and cash equivalents at beginning of period	277,883	77,312
Plus: Cash and cash equivalents included in assets held for sale at beginning of year	—	3,088
Less: Cash and cash equivalents included in assets held for sale at end of year	—	(1,041)

Cash and cash equivalents at end of period	$128,374	$500,914

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended August 4, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008 (fiscal year 2007). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The accompanying condensed consolidated balance sheet at February 3, 2007 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the 2007 presentation.

ORGANIZATION

The Company’s operations consist of Saks Fifth Avenue (SFA), Off Fifth, and Club Libby Lu. Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the condensed consolidated statements of income, the condensed consolidated balance sheets and the condensed consolidated statements of cash flows for the prior year periods and are discussed in Note 2 “Discontinued Operations.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, and shipping and handling revenues related to merchandise sold. Commissions from leased departments were $6,184 and $5,525 for the three months ended August 4, 2007 and July 29, 2006, respectively. Leased department sales were $42,831 and $38,513 for the three months ended August 4, 2007 and July 29, 2006, respectively, and were excluded from net sales. Commissions from leased departments were $13,307 and $12,011 for the six months ended August 4, 2007 and July 29, 2006, respectively. Leased department sales were $93,098 and $84,728 for the six months ended August 4, 2007 and July 29, 2006, respectively, and were excluded from net sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $116,629 and $483,057 at August 4, 2007 and July 29, 2006, respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $1,735 and $6,825 for the three-month periods ended August 4, 2007 and July 29, 2006, respectively, and is reflected in Other Income. For the six-month periods ended August 4, 2007 and July 29, 2006 income earned on these cash equivalents was $4,446 and $15,470, respectively, which was reflected in Other Income.

Income Taxes – The effective income tax rate for the three and six-month periods ended August 4, 2007 was 40.3% and 41%, respectively, as compared to 35% and 44.6% for continuing operations, for the three and six-month periods ended July 29, 2006. The increase in the effective rate for the three-month period ended August 4, 2007 was primarily the result of an adjustment to the valuation allowance on state net operating loss carryforwards recognized during the three-month period ended July 29, 2006. The decrease in the effective tax rate for the six-month period ended August 4, 2007 was primarily the result of the settlement of certain state tax examinations as well as other state tax benefits in the six-month period ended July 29, 2006.

For discontinued operations, the effective income tax rate for the three and six-month periods ended July 29, 2006 was 38.8% and 68%, respectively. This effective income tax rate was higher than the expected rate due to the write-off of non-deductible goodwill related to the sale of NDSG.

Components of the Company’s income tax expense for the three and six-month periods ended August 4, 2007 and June 29, 2006 were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Continuing Operations:
Expected federal income taxes at 35%	$(14,426)	$(28,595)	$(8,058)	$(26,166)
State income taxes, net of federal benefit	(1,649)	(8,580)	(831)	(12,791)
Effect of settling tax exams and other tax reserve adjustments	(186)	—	(307)	(2,450)
Other items, net	(331)	8,572	(240)	8,084

Benefit for income taxes	$(16,592)	$(28,603)	$(9,436)	$(33,323)

Discontinued Operations:
Expected federal income taxes at 35%	$—	$710	$—	$73,857
State income taxes, net of federal benefit	—	77	—	18,496
Non-deductible goodwill	—	—	—	51,188

Provision for income taxes	$—	$787	$—	$143,541

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective as of the beginning of fiscal year 2007. As a result of the implementation the Company recorded a $33,672 decrease in the liability for unrecognized tax benefits which was accounted for as an increase to the beginning shareholder’s equity. As of February 4, 2007 the Company had total gross unrecognized tax benefits of $43,956. Of this total, $12,575 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months as a result of settling uncertain tax positions. However, the Company does not anticipate this to result in any material change to the amount of unrecognized tax benefits.

As a result of the analysis of uncertain tax positions (due to the adoption of FIN 48), the net deferred tax asset related to the state net operating loss carryforwards increased. Therefore, the company performed a valuation allowance analysis to determine the realization of this asset. This analysis resulted in an additional valuation allowance of $19,258 with the offset recorded to shareholders’ equity in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The Company is subject to the provisions of Statement of Position 90-7 for these net operating losses since they were acquired through the acquisition of a company that had previously filed bankruptcy.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $2,443 in interest and penalties related to unrecognized tax benefits accrued as of February 4, 2007.

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

Bon-Ton entered into a Transition Service Agreement with the Company (“NDSG TSA”), whereby the Company continued to provide, for varying transition periods, back office services related to the NDSG operations. The back-office services included certain information technology, telecommunications, credit, accounting and store planning services, among others. Bon-Ton compensated the Company for these services, as outlined in the NDSG TSA. The results of the NDSG operations are reflected as discontinued operations in the accompanying condensed consolidated statements of income and the condensed consolidated statements of cash flows for the prior year periods presented.

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

In connection with the consummation of the Parisian transaction, the Company entered into a Transition Services Agreement with Belk (“Parisian TSA”). Pursuant to the Parisian TSA, the Company provided, for varying transition periods, back-office services related to the Company’s former Parisian specialty department store business. The back-office services included information technology, telecommunications, credit, accounting and store planning services, among others. The results of the Parisian operations are reflected as discontinued operations in the accompanying condensed consolidated statements of income, the condensed consolidated balance sheets and the condensed consolidated statements of cash flows for the prior year periods presented.

Net sales of the aforementioned businesses that are included within discontinued operations in the accompanying condensed consolidated statements of income for the three and six months ended July 29, 2006 are $156,823 and $512,477, respectively.

NOTE 3 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and six months ended August 4, 2007 and July 29, 2006 are as follows (income and shares in thousands):

	For the Three Months Ended August 4, 2007			For the Three Months Ended July 29, 2006
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$(24,626)	141,882	$(0.17)	$(51,855)	135,222	$(0.38)
Effect of dilutive stock options and convertible debentures	—	—	—	—	—	—

Diluted EPS	$(24,626)	141,882	$(0.17)	$(51,855)	135,222	$(0.38)

	For the Six Months Ended August 4, 2007			For the Six Months Ended July 29, 2006
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$(13,589)	141,065	$(0.10)	$26,043	134,741	$0.19
Effect of dilutive stock options and convertible debentures	—	—	—	—	—	—

Diluted EPS	$(13,589)	141,065	$(0.10)	$26,043	134,741	$0.19

All potentially dilutive shares of common stock have been excluded from the computation of diluted EPS because the Company reported losses from continuing operations for all periods presented. The Company had 752 and 1,551 option awards of potentially dilutive common stock outstanding as of August 4, 2007 and July 29, 2006. In addition, the Company had 651 and 3,305 option awards of potentially dilutive common stock outstanding at August 4, 2007 and July 29, 2006 with exercise prices exceeding the average market price for the period. There were also 19,219 and 15,413 of potentially exercisable shares under the convertible notes at August 4, 2007 and July 29, 2006, respectively, that were not included in the computation of diluted EPS due to the assumption of net share settlement as discussed below (See Note 4). Additionally, the Company had 14,343 shares of potentially dilutive shares, which were excluded from diluted EPS associated with shares the Company would issue to settle the difference between the fair value and the par value of the convertible notes upon conversion and the shares to be issued upon the exercise of a call option the Company sold at the time of issuance of the convertible debentures.

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

On April 12, 2007, the Company announced final results of its modified “Dutch Auction” tender offer to purchase a portion of its 8.25% senior notes due November 15, 2008 for an aggregate purchase price not to exceed $100,000 (the “offer cap”). The offer expired on April 11, 2007. The aggregate principal amount of notes validly tendered at or above the clearing spread exceeded the offer cap, and the Company accepted $95,872 aggregate principal amount of the notes, resulting in an aggregate purchase price of $100,000 (plus an additional $3,230 in aggregate accrued interest on such notes). The Company accepted for purchase first, all notes tendered at spreads above the clearing spread, and thereafter, the notes validly tendered at the clearing spread on a prorated basis according to the principal amount of such notes. During the three months ended May 5, 2007, the Company recorded a loss on extinguishment of debt of approximately $5,222 related to the repurchase of the notes.

During June and July 2007, the Company repurchased an additional $10,420 in principal amount primarily relating to its 8.25% senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $412.

On July 10, 2007, the Company gave notice that holders of its $230,000 2.0% convertible senior unsecured notes due March 15, 2024 were entitled to convert the convertible notes into shares of the Company’s common stock due to the closing price of the Company’s common stock exceeding 120% of the convertible senior notes’ conversion price for at least 20 out of the last 30 consecutive trading days in the second calendar quarter of 2007. The holders of the convertible notes have until September 30, 2007 to convert their notes into shares of the Company’s common stock in accordance with, and subject to, the terms of the convertible notes indenture. Since the holders of the convertible notes have the ability to exercise their conversion rights, the convertible notes were classified within “current portion of long-term debt” on the Company’s August 4, 2007 balance sheet. As of September 6, 2007, no note holders had converted their notes into the Company’s common stock.

During the six months ended August 4, 2007, the Company did not purchase any shares of the Company’s common stock. At August 4, 2007, there were 37,380 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan for many employees of the Company. In conjunction with the sale of NDSG, the Company sold to Bon-Ton the assets, and Bon-Ton assumed the liabilities, of the Carson Pirie Scott cash balance pension plan. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense related to the Company’s remaining pension plan for the three and six months ended August 4, 2007 and July 29, 2006 were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Service cost	$331	$1,200	$662	$2,400
Interest cost	1,838	2,095	3,676	4,190
Expected return on plan assets	(2,782)	(2,324)	(5,564)	(4,648)
Net amortization of losses and prior service costs	813	935	1,626	1,870

Net periodic pension expense	$200	$1,906	$400	$3,812

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

On October 3, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling approximately $558,600, and the Company reduced shareholders’ equity by that amount. Approximately $552,000 of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

The following table summarizes the changes in shareholders’ equity for the six months ended August 4, 2007:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at February 3, 2007	140,440	$14,048	$1,097,817	$12,620	$(28,346)	$1,096,139
Adoption of FIN 48			36,528	(2,856)		33,672
Increase valuation allowance			(19,258)			(19,258)
Net loss				(13,589)		(13,589)
Dividend adjustment - canceled restricted shares			2,643			2,643
Issuance of common stock	2,877	288	33,391			33,679
Income tax benefit related to employee stock plans			7,736			7,736
Net activity under stock compensation plans	676	68	292			360
Restricted shares withheld for taxes	(594)	(63)	(13,398)			(13,461)
Stock-based compensation			3,001			3,001

Balance at August 4, 2007	143,399	$14,341	$1,148,752	$(3,825)	$(28,346)	$1,130,922

NOTE 7 – STOCK-BASED COMPENSATION

The Company maintains an equity stock plan for the granting of options, stock appreciation rights, performance shares, restricted stock, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise life of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to ten years after the grant date, although applicable plans permit accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments.” This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. Effective January 29, 2006, the Company adopted SFAS No. 123R. The adoption of this standard had an immaterial effect on the Company’s fiscal year 2006 consolidated financial statements. Total stock-based compensation expense resulting from the adoption of SFAS No. 123R, net of related tax effects, for the three and six months ended August 4, 2007 was $1,084 and $1,801, respectively, and total stock-based compensation expense for the three and six months ended July 29, 2006 was $17,545 and $20,478, respectively.

As of August 4, 2007, the Company had unearned compensation amounts related to restricted stock of $18,544 included in Additional Paid-In Capital, which will be recognized over a weighted average period of less than three years.

NOTE 8 – CONTINGENCIES

LEGAL CONTINGENCIES

Investigations

At management’s request, the Audit Committee of the Company’s Board of Directors conducted an internal investigation in 2004 and 2005. In 2004, the Company informed the SEC of the Audit Committee’s internal investigation. Thereafter, the Company was informed by the SEC that it issued a formal order of private investigation. Thereafter, the Company was informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. On September 5, 2007, the SEC filed a complaint in United States District Court for the Southern District of New York related to improper collections of vendor markdown allowances in one of six Saks Fifth Avenue merchandising divisions prior to 2004 and a 2002 internal investigation into these collections, the improper timing of the recording of inventory markdowns at Saks Fifth Avenue in 1999 and 2001 and related accounting and disclosure issues. The Company consented to the entry of a final judgment by the Court without admitting or denying the allegations of the complaint filed by the SEC. The final judgment permanently enjoins the Company and its officers and employees from violating the federal securities laws related to the Company’s reporting, record-keeping and internal controls. No fines or other monetary sanctions were levied against the Company. The Company fully cooperated with the SEC during the course of the SEC’s investigation.

Vendor Litigations

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

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

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

NOTE 10 – STORE DISPOSITIONS AND OTHER ACTIVITIES

The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances indicate. The Company also performs an asset impairment analysis at each fiscal year end. During the three and six months ended August 4, 2007, the Company incurred net charges of $3,314 and $3,698, respectively, primarily related to asset impairments in the normal course of business. During the three and six months ended July 29, 2006, the Company incurred net charges of $1,260 and $5,590, respectively, primarily related to asset impairments in the normal course of business. Asset impairments are included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of Income.

During the three and six months ended August 4, 2007, the Company incurred expenses of approximately $3,390 and $25,961, respectively, for severance, retention and transition costs in connection with the Company downsizing following the disposition of its SDSG businesses

(discussed in Note 2). Expenses for severance, retention and transition costs for the three and six months ended July 29, 2006 were $5,735 and $12,242, respectively. Severance, retention and transition costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income. There was a $15,859 payable related to these charges at August 4, 2007.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and six-month periods ended August 4, 2007 and July 29, 2006 and as of February 3, 2007 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At August 4, 2007, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 4, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$116,629	$11,745		$128,374
Merchandise inventories		801,693		801,693
Other current assets		112,131		112,131
Deferred income taxes, net		24,607		24,607

Total Current Assets	116,629	950,176	—	1,066,805
Property and Equipment, net		1,082,893		1,082,893
Goodwill and Intangibles, net		310		310
Deferred Income Taxes, net		151,090		151,090
Other Assets	9,405	26,562		35,967
Investment in and Advances to Subsidiaries	1,519,357		(1,519,357)

Total Assets	$1,645,391	$2,211,031	($1,519,357)	$2,337,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		211,968		211,968
Accrued expenses and other current liabilities	8,115	240,816		248,931
Dividend payable
Current portion of long-term debt	230,000	5,643		235,643

Total Current Liabilities	238,115	458,427	—	696,542
Long-Term Debt	276,354	63,390		339,744
Other Long-Term Liabilities		169,857		169,857
Investment by and Advances from Parent		1,519,357	(1,519,357)
Shareholders’ Equity	1,130,922			1,130,922

Total Liabilities and Shareholders’ Equity	$1,645,391	$2,211,031	($1,519,357)	$2,337,065

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 4, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$694,106		$694,106
Costs and expenses
Cost of sales		447,340		447,340
Selling, general and administrative expenses	$967	193,291		194,258
Other operating expenses	18	81,671		81,689
Store pre-opening costs		125		125
Impairments and dispositions		3,314		3,314

Operating loss	(985)	(31,635)	—	(32,620)
Other income (expense)
Equity in earnings of subsidiaries	(20,370)		$20,370
Interest expense	(7,606)	(2,315)		(9,921)
Loss on extinguishment of debt	(412)			(412)
Other income, net	1,735			1,735

Loss before benefit for income taxes	(27,638)	(33,950)	20,370	(41,218)
Benefit for income taxes	(3,012)	(13,580)		(16,592)

Net Loss	($24,626)	($20,370)	$20,370	($24,626)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED AUGUST 4, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,486,853		$1,486,853
Costs and expenses
Cost of sales		911,807		911,807
Selling, general and administrative expenses	$2,598	404,505		407,103
Other operating expenses	51	163,993		164,044
Store pre-opening costs		261		261
Impairments and dispositions		3,698		3,698

Operating Income (Loss)	(2,649)	2,589	—	(60)
Other income (expense)
Equity in earnings of subsidiaries	(1,161)		$1,161
Interest expense	(17,377)	(4,524)		(21,901)
Loss on extinguishment of debt	(5,634)			(5,634)
Other income, net	4,570			4,570

Loss before benefit for income taxes	(22,251)	(1,935)	1,161	(23,025)
Provision (Benefit) for income taxes	(8,662)	(774)		(9,436)

Net Income (Loss)	($13,589)	($1,161)	$1,161	($13,589)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 4, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Income (Loss)	($13,589)	($1,161)	$1,161	($13,589)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	1,161		(1,161)	—
Excess tax benefit from exercise of stock options	(8,575)			(8,575)
Depreciation and amortization		66,526		66,526
Equity compensation	3,002			3,002
Deferred income taxes		(1,438)		(1,438)
Impairments and dispositions		3,698		3,698
Loss on extinguishment of debt	5,634			5,634
Changes in operating assets and liabilities, net	(5,247)	(65,633)		(70,880)

Net Cash Provided By (Used In) Operating Activities	(17,614)	1,992	—	(15,622)
INVESTING ACTIVITIES
Purchases of property and equipment		(60,380)		(60,380)
Proceeds from the sale of assets		7,806		7,806

Net Cash Used In Investing Activities	—	(52,574)	—	(52,574)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(55,692)	55,692		—
Payments on long-term debt and capital lease obligations	(110,400)	(5,740)		(116,140)
Payment of dividend	(7,427)			(7,427)
Excess tax benefit from exercise of stock options	8,575			8,575
Proceeds from issuance of common stock	33,679			33,679

Net Cash Provided By (Used In) Financing Activities	(131,265)	49,952	—	(81,313)
Decrease In Cash and Cash Equivalents	(148,879)	(630)	—	(149,509)
Cash and Cash Equivalents at beginning of period	265,508	12,375		277,883

Cash and Cash Equivalents at end of period	$116,629	$11,745	—	$128,374

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$483,057	$17,857		$500,914
Merchandise inventories		641,784		641,784
Other current assets		179,184		179,184
Deferred income taxes, net		33,317		33,317
Current assets- held for sale		177,343		177,343

Total Current Assets	483,057	1,049,485	—	1,532,542
Property and Equipment, net		1,109,412		1,109,412
Property and Equipment, net- held for sale		226,320		226,320
Goodwill and Intangibles, net		338		338
Goodwill and Intangibles, net- held for sale		4,030		4,030
Deferred Income Taxes, net		157,648		157,648
Other Assets	12,267	23,377		35,644
Other Assets- held for sale		1,032		1,032
Investment in and Advances to Subsidiaries	1,695,409		($1,695,409)

Total Assets	$2,190,733	$2,571,642	($1,695,409)	$3,066,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$190,782		$190,782
Accrued expenses and other current liabilities	$12,115	356,347		368,462
Current portion of long-term debt		7,106		7,106
Current liabilities- held for sale		78,292		78,292

Total Current Liabilities	12,115	632,527	—	644,642
Long-Term Debt	612,221	70,959		683,180
Long-Term Debt- held for sale		1,638		1,638
Other Long-Term Liabilities	190	144,380		144,570
Other Long-Term Liabilities- held for sale		26,729		26,729
Investment by and Advances from Parent		1,695,409	($1,695,409)
Shareholders’ Equity	1,566,207			1,566,207

Total Liabilities and Shareholders’ Equity	$2,190,733	$2,571,642	($1,695,409)	$3,066,966

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JULY 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$603,833		$603,833
Costs and expenses
Cost of sales		405,329		405,329
Selling, general and administrative expenses	$1,865	194,617		196,482
Other operating expenses	49	77,636		77,685
Store pre-opening costs		117		117
Impairments and dispositions		1,260		1,260

Operating Loss	(1,914)	(75,126)	—	(77,040)
Other income (expense)
Equity in earnings of subsidiaries	(49,779)		$49,779
Interest expense	(10,141)	(1,457)		(11,598)
Gain on extinguishment of debt	7			7
Other income, net	6,932			6,932

Income from continuing operations before Benefit for income taxes	(54,895)	(76,583)	49,779	(81,699)
Benefit for income taxes	(1,799)	(26,804)		(28,603)

Loss from continuing operations	(53,096)	(49,779)	49,779	(53,096)
Discontinued operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	1,241		(1,241)
Income from discontinued operations		2,028		2,028
Provision for income taxes		787		787

Income from discontinued operations	1,241	1,241	(1,241)	1,241

Net loss	($51,855)	($48,538)	$48,538	($51,855)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,287,962		$1,287,962
Costs and expenses
Cost of sales		806,600		806,600
Selling, general and administrative expenses	$3,329	378,042		381,371
Other operating expenses	81	158,905		158,986
Store pre-opening costs		289		289
Impairments and dispositions		5,590		5,590

Operating loss	(3,410)	(61,464)	—	(64,874)
Other income (expense)
Equity in earnings of subsidiaries	(43,922)		$43,922
Interest expense	(20,286)	(5,357)		(25,643)
Gain on extinguishment of debt	7			7
Other income, net	15,751			15,751

Income from continuing operations before Benefit for income taxes	(51,860)	(66,821)	43,922	(74,759)
Benefit for income taxes	(10,424)	(22,899)		(33,323)

Loss from continuing operations	(41,436)	(43,922)	43,922	(41,436)
Discontinued operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	67,479		(67,479)
Income from discontinued operations (including gain on disposal of $204,729)		211,020		211,020
Provision for income taxes		143,541		143,541

Income from discontinued operations	67,479	67,479	(67,479)	67,479

Net income	$26,043	$23,557	($23,557)	$26,043

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 29, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$26,043	$23,557	($23,557)	$26,043
Income from discontinued operations	67,479	67,479	(67,479)	67,479

Loss from continuing operations	(41,436)	(43,922)	43,922	(41,436)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	43,922		(43,922)	—
Depreciation and amortization		62,472		62,472
Provision for employee stock compensation	29,603			29,603
Deferred income taxes		95,276		95,276
Impairments and dispositions		5,590		5,590
Excess tax benefit from stock-based compensation	(2,568)			(2,568)
Gain/loss on extinguishment of debt	(7)			(7)
Changes in operating assets and liabilities, net	4,487	(79,273)		(74,786)

Net Cash Provided by (Used In) Operating Activities - Continuing Operation	34,001	40,143	—	74,144
Net Cash Used In Operating Activities - Discontinued Operations		(98,327)		(98,327)

Net Cash Provided By (Used In) Operating Activities	34,001	(58,184)	—	(24,183)

INVESTING ACTIVITIES
Purchases of property and equipment		(42,973)		(42,973)
Proceeds from the sale of assets		171		171

Net Cash Used In Investing Activities - Continuing Operations	—	(42,802)	—	(42,802)
Net Cash Provided by Investing Activities - Discontinued Operations	1,013,502			1,013,502

Net Cash Provided By Investing Activities	1,013,502	(42,802)	—	970,700
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(88,938)	88,938
Payments on long-term debt and capital lease obligations	(193)	(3,454)		(3,647)
Excess tax benefit from stock-based compensation	2,568			2,568
Payment of Dividend	(542,185)			(542,185)
Proceeds from issuance of common stock	18,398			18,398

Net Cash Provided by (Used) In Financing Activities - Continuing Operation	(610,350)	85,484	—	(524,866)
Net Cash Used In Financing Activities - Discontinued Operations	(96)			(96)

Net Cash Provided By (Used In) Financing Activities	(610,446)	85,484	—	(524,962)
Increase In Cash and Cash Equivalents	437,057	(15,502)		421,555
Cash and Cash Equivalents at beginning of period	46,000	31,312		77,312
Plus: Cash and Cash Equivalents included in assets held for sale at beginning of year		3,088		3,088
Less: Cash and Cash Equivalents included in assets held for sale at end of year		(1,041)		(1,041)

Cash and Cash Equivalents at end of period	$483,057	$17,857	—	$500,914

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$265,508	$12,375		$277,883
Merchandise inventories		785,302		785,302
Other current assets		146,893		146,893
Deferred income taxes, net		40,763		40,763

Total Current Assets	265,508	985,333	—	1,250,841
Property and Equipment, net		1,099,331		1,099,331
Goodwill and Intangibles, net		324		324
Deferred Income Taxes, net		152,754		152,754
Other Assets	11,126	29,927		41,053
Investment in and Advances to Subsidiaries	1,454,660		($1,454,660)

Total Assets	$1,731,294	$2,267,669	($1,454,660)	$2,544,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$231,038		$231,038
Accrued expenses and other current liabilities	$22,552	372,523		395,075
Current portion of long-term debt	230,000	6,667		236,667

Total Current Liabilities	252,552	610,228	—	862,780
Long-Term Debt	382,336	67,674		450,010
Other Long-Term Liabilities	267	135,107		135,374
Investment by and Advances from Parent		1,454,660	($1,454,660)
Shareholders’ Equity	1,096,139			1,096,139

Total Liabilities and Shareholders’ Equity	$1,731,294	$2,267,669	($1,454,660)	$2,544,303

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

GENERAL

Saks Incorporated and its subsidiaries’ (together the “Company”) operations consist of Saks Fifth Avenue (“SFA”), Off Fifth, and Club Libby Lu (“CLL”). Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the condensed consolidated statements of income, the condensed consolidated balance sheets and the condensed consolidated statements of cash flows for the prior year periods and are discussed below at “Discontinued Operations.”

SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. Customers may also purchase SFA products offered in catalogs or online at www.saks.com. Off Fifth is intended to be the premier luxury off-price retailer in the United States and also provides an outlet for the sale of end-of-season clearance merchandise. Off Fifth stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics and decorative home furnishings, targeting the value-conscious customer. CLL consists of mall-based specialty stores, targeting girls aged 4-12 years old. As of August 4, 2007, Saks operated 54 SFA stores with 6.0 million square feet, 49 Off 5th units with 1.4 million square feet, and 88 CLL specialty stores, which includes 67 standalone stores and 21 store-in-stores in the former SDSG businesses, with 0.1 million square feet.

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

FINANCIAL PERFORMANCE SUMMARY

The Company recorded a net loss of $24.6 million, or $0.17 per share for the three months ended August 4, 2007. For the three months ended July 29, 2006, a net loss was recorded from continuing operations of $53.1 million, or $0.39 per share. After recognition of the Company’s after-tax gain from discontinued operations of $1.2 million, or $0.01 per share, the net loss totaled $51.9 million, or $0.38 per share, for the prior year second quarter ended July 29, 2006.

The three-month period ended August 4, 2007 included charges totaling $2.0 million (net of taxes), or $.01 per share, primarily related to retention, severance and transition costs related to the Company downsizing and consolidation following the disposition of its SDSG businesses. The current year second quarter also included $2.0 million or $.01 per share (net of taxes), related to asset impairment and dispositions and a loss on extinguishment of debt totaling $.2 million (net of taxes), related to the repurchase of $10.4 million of senior notes.

The three-month period ended July 29, 2006 included charges of $.8 million (net of taxes), or $0.01 per share, primarily related to impairments and dispositions. The prior year second quarter also included approximately $3.7 million (net of taxes), or $0.03 per share, of severance and retention expenses, approximately $.8 million (net of taxes), or $0.01 per share, of legal and other expenses related to the SEC and United States Attorney investigations, and $12.8 million (net of taxes), or $0.09 per share, primarily related to the treatment under Financial Accounting Standard 123R (“FAS 123R”) of the anti-dilution adjustment made to outstanding options related to the Company’s $4 per share dividend paid in May 2006.

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

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	64.4%	67.1%	61.3%	62.6%
Selling, general & administrative expenses	28.0%	32.5%	27.4%	29.6%
Other operating expenses	11.8%	12.9%	11.0%	12.3%
Store pre-opening costs	0.0%	0.0%	0.0%	0.0%
Impairments and dispositions	0.5%	0.2%	0.2%	0.4%

Operating Loss	-4.7%	-12.8%	0.0%	-5.0%
Other income (expense):
Interest expense	-1.4%	-1.9%	-1.5%	-2.0%
Loss on extinguishment of debt	-0.1%	0.0%	-0.4%	0.0%
Other income, net	0.2%	1.1%	0.3%	1.2%

Loss before income taxes	-5.9%	-13.5%	-1.5%	-5.8%
Benefit for income taxes	-2.4%	-4.7%	-0.6%	-2.6%

Loss from continuing operations	-3.5%	-8.8%	-0.9%	-3.2%
Discontinued operations:
Income from discontinued operations (including gain on disposal)	0.0%	0.3%	0.0%	16.4%
Provision for income taxes	0.0%	0.1%	0.0%	11.1%

Income from discontinued operations	0.0%	0.2%	0.0%	5.2%

Net income (loss)	-3.5%	-8.6%	-0.9%	2.0%

THREE MONTHS ENDED AUGUST 4, 2007 COMPARED TO THREE MONTHS ENDED JULY 29, 2006

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended July 29, 2006 to the three-month period ended August 4, 2007:

(In Millions)	Total Company
For the three months ended July 29, 2006	$(77.0)
Store sales and margin	48.3
Operating expenses	(1.8)
Impairments and dispositions	(2.1)

Increase	44.4

For the three months ended August 4, 2007	$(32.6)

For the three-month period ended August 4, 2007, operating loss totaled $32.6 million, a 57.7% improvement from the $77.0 million loss for same period last year. The improvement in operating income for the quarter was driven by a 13.2% increase in comparable store sales and expense management which resulted in a 560 basis point improvement in the expense rate as a percent of sales. The prior year quarter included a $19.7 million charge associated with the anti-dilution adjustment made to outstanding options related to the Company’s $4 per share dividend paid on May 1, 2006. The gross margin rate also improved 270 basis points for the quarter, primarily as a result of fewer markdowns.

NET SALES

For the three months ended August 4, 2007, total sales increased 14.9% to $694.1 million from $603.8 million for the three months ended July 29, 2006. Similarly, consolidated comparable store sales increased 13.2% year-over-year. The net effect of sales from new and closed stores resulted in a $.6 million increase and the effect of the reopening of the New Orleans store resulted in a $11.7 million increase.

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

GROSS MARGIN

For the three months ended August 4, 2007, gross margin was $246.8 million, or 35.6% of net sales, compared to $198.5 million, or 32.9% of net sales, for the three months ended July 29, 2006. The improvement in gross margin dollars was primarily the result of the 15% increase in sales. The gross margin rate improvement was primarily the result of fewer markdowns.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended August 4, 2007, SG&A was $194.3 million, or 28% of net sales, compared to $196.5 million, or 32.5% of net sales, for the three months ended July 29, 2006. The $2.2 million decrease was primarily driven by a prior year second quarter charge of $19.7 million associated with FAS123R, which was partially offset by an increase in variable expenses associated with the 2007 second quarter $90.3 million sales increase. Additionally, severance/retention and transition expenses decreased by $2.3 million from the same period last year as the Company is essentially complete with the downsizing and consolidation following the disposition of its SDSG businesses. As a percentage of sales, SG&A decreased by 450 basis points over the prior year; however, excluding the FAS123R charge, SG&A expenses would have declined approximately 130 basis points year over year.

OTHER OPERATING EXPENSES

For the three months ended August 4, 2007, other operating expenses, including store pre-opening costs, were $81.8 million, or 11.8% of net sales, compared to $77.8 million, or 12.9% of net sales, for the three months ended July 29, 2006. This increase of $4.0 million was driven primarily by higher depreciation and amortization costs. As a percent of sales, other operating expenses decreased 110 basis points in 2007, reflecting the ability to leverage primarily fixed costs on the increased sales.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended August 4, 2007, the Company realized losses from impairments and dispositions of $3.3 million, or 0.5% of net sales, compared to a loss of $1.3 million, or 0.2% of net sales, for the three months ended July 29, 2006. The current and prior quarter net charges were primarily due to asset impairments in the normal course of business.

INTEREST EXPENSE

For the three months ended August 4, 2007, interest expense was $9.9 million, or 1.4% of net sales, compared to $11.6 million, or 1.9% of net sales, for the three months ended July 29, 2006. The improvement of $1.7 million was primarily due to the reduction in debt resulting from the repurchase of $106.3 million of senior notes during the six months ending August 4, 2007.

INCOME TAXES

For continuing operations, the effective income tax rates for the three-month periods ended August 4, 2007 and July 29, 2006 were 40.3% and 35%, respectively. The increase in the effective rate for the three-month period ended August 4, 2007 was primarily the result of an adjustment to the valuation allowance on state net operating loss carryforwards recognized during the three-month period ended July 29, 2006. The effective income tax rate for discontinued operations for the three-month period ended July 29, 2006 was 38.8%. The effective income tax rate was higher than the expected rate due to the write-off of non-deductible goodwill related to the sale of NDSG.

SIX MONTHS ENDED AUGUST 4, 2007 COMPARED TO SIX MONTHS ENDED JULY 29, 2006

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the six-month period ended August 4, 2007 to the six-month period ended July 29, 2006:

(In Millions)	Total Company
For the six months ended July 29, 2006	$(64.9)
Store sales and margin	93.7
Operating expenses	(30.8)
Impairments and dispositions	1.9

Increase	64.8

For the six months ended August 4, 2007	$(0.1)

For the six-month period ended August 4, 2007, operating loss improved to $0.1 million from an operating loss of $64.9 million for the six-month period ended July 29, 2006. The improvement in operating income for the six months ended August 4, 2007 was driven by a 13.9% increase in comparable store sales and expense management which resulted in a 360 basis point improvement in the expense rate as a percent of sales. The gross margin rate also improved 130 basis points for the six months ended August 4, 2007. The improvement in gross margin dollars and the gross margin rate was principally attributable to the higher sales driven by the strengthening of merchandise assortments by store and enhancements to the merchandise planning and allocation process.

NET SALES

For the six months ended August 4, 2007, total sales increased 15.4% to $1.5 billion from $1.3 billion for the six months ended July 29, 2006. Similarly, consolidated comparable store sales increased 13.9% year-over-year. The net effect of sales from new and closed stores resulted in a $1.8 million reduction, while the net effect of the reopening of the New Orleans store resulted in a $25.8 million increase.

GROSS MARGIN

For the six months ended August 4, 2007, gross margin was $575 million, or 38.7% of net sales, compared to $481.4 million, or 37.4% of net sales, for the six months ended July 29, 2006. The improvement in gross margin dollars and the gross margin rate was principally attributable to the higher sales driven by the strengthening of merchandise assortments by store and enhancements to the merchandise planning and allocation process.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the six months ended August 4, 2007, SG&A was $407.1 million, or 27.4% of net sales, compared to $381.4 million, or 29.6% of net sales, for the six months ended July 29, 2006. The net increase of $25.7 million in expenses was primarily driven by higher variable expenses associated with the year over year sales increase of $198.9 million and an increase of $13.7 million of severance/retention and transition costs due to the Company downsizing and consolidation following the disposition of its SDSG businesses, which management does not expect to be long-term continuing obligations of the Company. The SG&A increase was offset in part by a prior year second quarter charge of $19.7 million associated with FAS123R. As a percentage of sales, SG&A decreased by 220 basis points over the prior year; however, excluding the FAS123R charge, SG&A expenses would have declined approximately 70 basis points year over year.

OTHER OPERATING EXPENSES

For the six months ended August 4, 2007, other operating expenses, including store pre-opening costs, were $164.3 million, or 11% of net sales, compared to $159.3 million, or 12.4% of net sales, for the six months ended July 29, 2006. The increase of $5 million was principally driven by higher depreciation and amortization expense of $4 million.

IMPAIRMENTS AND DISPOSITIONS

For the six months ended August 4, 2007, the Company realized losses from impairments and dispositions of $3.7 million, or 0.2% of net sales, compared to a loss of $5.6 million, or 0.4% of net sales, for the six months ended July 29, 2006. The current and prior quarter net charges were primarily due to asset impairments in the normal course of business.

INTEREST EXPENSE

For the six months ended August 4, 2007, interest expense was $21.9 million, or 1.5% of net sales, compared to $25.6 million, or 2% of net sales, for the six months ended July 29, 2006. The improvement of $3.7 million was primarily due to the reduction in debt resulting from the repurchase of $106.3 million of senior notes during the six months ended August 4, 2007.

INCOME TAXES

For continuing operations, the effective income tax rates for the six-month periods ended August 4, 2007 and July 29, 2006 were 41% and 44.6%, respectively. The decrease in the effective rate for the six-month period ended August 4, 2007 was primarily the result of the settlement of certain state tax examinations as well as other state tax benefits during the six-month period ended July 29, 2006. The effective income tax rate for discontinued operations for the six-month period ended July 29, 2006 was 68%. The effective income tax rate was higher than the expected rate due to the write-off of non-deductible goodwill related to the sale of NDSG.

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

As a result of the analysis of uncertain tax positions (due to the adoption of FIN 48), the net deferred tax asset related to the state net operating loss carryforwards increased. Therefore, the company performed a valuation allowance analysis to determine the realization of this asset. This analysis resulted in an additional valuation allowance of $19.3 million with the offset recorded to shareholder’s equity in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The Company is under the provisions of Statement of Position 90-7 for these net operating losses since they were acquired through the acquisition of a company that had previously filed bankruptcy.

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

Cash (used in) provided by operating activities from continuing operations was $(15.6) million for the six months ended August 4, 2007 and $74.1 million for the six months ended July 29, 2006. Cash (used in) provided by operating activities principally represents income (loss) before depreciation and non-cash charges and after changes in working capital. The $89.7 million decrease in 2007 from 2006 was largely due to the changes in deferred income taxes and equity compensation.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at August 4, 2007 increased from July 29, 2006 due to planned increased inventories at SFA. Consolidated comparable inventories increased approximately 23% over last year, attributable to the Company’s ongoing initiative of a targeted inventory reinvestment strategy.

Cash used in investing activities from continuing operations was $52.6 million for the six months ended August 4, 2007 and $42.8 million for the six months ended July 29, 2006. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $9.8 million increase in cash used is primarily due to an increase in capital expenditures of approximately $17.4 million, partially offset by the increase in proceeds from the sale of SFA property of approximately $7.6 million.

Property and equipment amounts at August 4, 2007 decreased from July 29, 2006 amounts primarily due to the disposal of assets related to the sale of Parisian and the sale of SFA property, depreciation on existing assets during the last twelve months and to store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Goodwill and intangibles at August 4, 2007 also decreased from July 29, 2006 due to the sale of Parisian and amortization expense during the last twelve months.

Cash used in financing activities from continuing operations was $81.3 million for the six months ended August 4, 2007 and $524.9 million for the six months ended July 29, 2006. The current period use primarily relates to the repurchase of approximately $106.3 million in principal amount of senior notes, while the prior period use primarily relates to the payment of cash dividends totaling $542.2 million.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its revolving credit facility. At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced from $800 million to $500 million in March 2006. In September 2006, the maturity date of the revolving credit facility was extended to September 2011. At August 4, 2007 and July 29, 2006, the Company maintained cash and cash equivalent balances of $128.4 million and $500.9 million, respectively. Exclusive of approximately $11.7 million and $18.9 million of store operating cash at August 4, 2007 and July 29, 2006, respectively, cash was invested principally in various money market funds at August 4, 2007 and July 29, 2006, respectively. There was no restricted cash as of August 4, 2007 and July 29, 2006.

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

At August 4, 2007, the Company had no direct borrowings under its $500 million revolving credit facility, and had $47.3 million in unfunded letters of credit, leaving unutilized availability under that facility of $452.7 million. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay all of the Company’s senior notes at maturity.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the Company’s disposition of businesses, economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At August 4, 2007, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. On August 4, 2007, total debt was $575.4 million, representing a decrease of $116.5 million from the balance of $691.9 million at July 29, 2006. This decrease in debt was primarily the result of the $106.3 million repurchase of senior notes and the $2.0 million reduction in capital leases associated with the sale of Parisian. Despite the decrease in debt, the debt-to-capitalization ratio increased to 33.7% from 30.8% in the prior year due to a reduction in Shareholders’ Equity, primarily related to the October 3, 2006 $4.00 per share dividend.

At August 4, 2007, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At August 4, 2007, the Company had no direct borrowings under the revolving credit facility.

At August 4, 2007, the Company had $276.4 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

On April 12, 2007, the Company announced the results of its modified “Dutch Auction” tender offer to purchase a portion of its 8.25% senior notes due November 15, 2008 for an aggregate purchase price not to exceed $100 million (the “offer cap”). The offer expired on April 11, 2007. The aggregate principal amount of notes validly tendered at or above the clearing spread exceeded the offer cap and the Company accepted $95.9 million aggregate principal amount of the notes, resulting in an aggregate purchase price of $100 million (plus an additional $3.2 million in aggregate accrued interest on such notes). The Company accepted for purchase first, all notes tendered at spreads above the clearing spread, and thereafter, the notes validly tendered at the clearing spread on a prorated basis according to the principal amount of such notes. During the three months ended May 5, 2007, the Company recorded a loss on extinguishment of debt of approximately $5,222 related to the repurchase of the notes.

During June and July 2007, the Company repurchased an additional $10,420 in principal amount primarily relating to its 8.25% senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $412.

At August 4, 2007, the Company had $230 million of convertible senior notes that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion of the par value with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

During the quarter ended August 4, 2007, the aforementioned conversion criterion was met. The closing price of the Company’s common stock exceeded 120% of the convertible senior notes’ conversion price for at least 20 out of the last 30 consecutive trading days in the second calendar quarter of 2007. On July 10, 2007, the Company gave notice that holders of the convertible notes could convert them into shares of the Company’s common stock until September 30, 2007 in accordance with, and subject to, the terms of the convertible notes indenture. Since the holders of the convertible notes had the ability to exercise their conversion rights, the convertible notes were classified within the “current portion of long-term debt” on the Company’s August 4, 2007 balance sheet. As of September 6, 2007, no note holders had converted their notes into shares of the Company’s common stock

At August 4, 2007 the Company had $69.0 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $5 million and $7 million per year.

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

There were no material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three and six months ended August 4, 2007. For additional information regarding the Company’s contractual obligations as of February 3, 2007, see the Management’s Discussion and Analysis section of the 2006 Form 10-K.

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

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; and changes in interest rates. For additional information regarding these and other risk factors, please refer to the Company’s Form 10-K for the fiscal year ended February 3, 2007 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at August 4, 2007, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 4, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 8 – Contingencies – Legal Contingencies,” is incorporated into this Item by reference.

Item 1A.	RISK FACTORS

With respect to the risk factor titled “The Company believes that its previously disclosed internal investigations, and related inquiries by the SEC and the Office of the United States Attorney for the Southern District of New York, adversely affected the Company’s results of operations for its 2005 fiscal year, which adverse effect could continue” disclosed in “Item 1A. Risk Factors” of the Company’s Form 10-K for the year ended February 3, 2007, see “Part I – Financial Information, Note 8 – Contingencies — Legal Contingencies.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 4, 2007, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. At August 4, 2007, 37.4 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization. During the quarter ended August 4, 2007, the Company did not repurchase any of its equity securities.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of shareholders on June 6, 2007 for the following purposes:

Item 1: To elect three Directors to hold office for the term specified in the Company’s proxy statement, dated May 3, 2007 (the “Proxy Statement”) or until their respective successors have been elected and qualified;

Item 2: To approve the Saks Incorporated 2007 Senior Executive Bonus Plan;

Item 3: To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the current fiscal year ending February 2, 2008; and

Item 4: To vote on a shareholder proposal concerning cumulative voting for the election of Directors.

Each of these items is described in the Proxy Statement which was filed with the SEC.

The number of votes cast for and withheld for each nominee for the Company’s Board of Directors under Item 1 were as follows:

	FOR	WITHHELD
Stanton J. Bluestone	125,111,946	2,525,110
Robert B. Carter	123,888,333	3,748,723
Donald E. Hess	123,875,273	3,761,783

There were no abstentions and broker non-votes with respect to this proposal. Each of the nominees for election was approved.

The number of votes cast for, against and abstain for Items 2, 3 and 4 were as follows:

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Item 2	108,610,807	4,670,032	107,382	14,248,835
Item 3	126,233,675	1,346,141	57,243	—
Item 4	35,812,340	77,342,797	233,085	14,248,834

Accordingly, Items 2 and 3 were adopted by the Company’s shareholders.

Item 6.	EXHIBITS

10.1	Employment Agreement dated as of July 31, 2007 between Saks Incorporated and Stephen I. Sadove (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2007).

10.2	Employment Agreement dated as of July 31, 2007 between Saks Incorporated and Ronald L. Frasch (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2007).

10.3	Amendment No. 1 to the Saks Incorporated 2004 Long-term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 31, 2007 (No. 001-13113)).

10.4	2007 Saks Incorporated Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed on June 7, 2007 (No. 001-13113)

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED Registrant

Date September 7, 2007	/s/ Kevin G. Wills
Kevin G. Wills
On behalf of registrant and as Executive Vice President and Chief Financial Officer (Principal Financial Officer)