Form 10-Q
period 2007-11-03
SAKS INC
filed 2007-12-06
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 3, 2007 or

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

As of November 30, 2007, the number of shares of the Registrant’s Common Stock outstanding was 141,738,894.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	November 3, 2007	February 3, 2007	October 28, 2006
ASSETS
Current Assets
Cash and cash equivalents	$63,464	$277,883	$767,393
Merchandise inventories	976,880	785,302	823,699
Other current assets	102,172	146,893	159,363
Deferred income taxes, net	23,509	40,763	31,521

Total current assets	1,166,025	1,250,841	1,781,976

Property and Equipment, net	1,091,196	1,099,331	1,108,330
Goodwill and Intangibles, net	304	324	331
Deferred Income Taxes, net	144,224	152,754	158,370
Other Assets	35,862	41,053	34,798

TOTAL ASSETS	$2,437,611	$2,544,303	$3,083,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$264,450	$231,038	$283,972
Accrued expenses and other current liabilities	278,025	382,346	390,632
Dividend payable	2,653	12,729	564,987
Current portion of long-term debt	260,433	236,667	6,890

Total current liabilities	805,561	862,780	1,246,481

Long-Term Debt	338,554	450,010	681,670
Other Long-Term Liabilities	166,031	135,374	135,090

Total liabilities	1,310,146	1,448,164	2,063,241

Commitments and Contingencies	—	—	—

Shareholders’ Equity	1,127,465	1,096,139	1,020,564

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,437,611	$2,544,303	$3,083,805

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
NET SALES	$796,063	$697,041	$2,282,916	$1,985,003
Cost of sales (excluding depreciation and amortization)	462,001	404,610	1,373,808	1,211,210

Gross margin	334,062	292,431	909,108	773,793

Selling, general and administrative expenses	205,981	182,327	613,084	563,698
Other operating expenses:
Property and equipment rentals	28,086	29,963	83,635	85,106
Depreciation and amortization	33,555	30,617	100,081	93,089
Taxes other than income taxes	20,137	20,547	62,106	61,918
Store pre-opening costs	436	70	697	359
Impairments and dispositions	413	2,420	4,111	8,010

OPERATING INCOME (LOSS)	45,454	26,487	45,394	(38,387)

Interest expense	(10,199)	(12,108)	(32,100)	(37,751)
Gain (Loss) on extinguishment of debt	—	—	(5,634)	7
Other income, net	2,333	6,197	6,903	21,948

INCOME (LOSS) BEFORE INCOME TAXES	37,588	20,576	14,563	(54,183)

Provision (benefit) for income taxes	15,998	8,098	6,562	(25,225)

INCOME (LOSS) FROM CONTINUING OPERATIONS	21,590	12,478	8,001	(28,958)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	—	(17,485)	—	193,535
Provision (benefit) for income taxes	—	(11,185)	—	132,356

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(6,300)	—	61,179

NET INCOME	$21,590	$6,178	$8,001	$32,221

Per-Share amounts - Basic
Income (Loss) from continuing operations	$0.15	$0.09	$0.06	$(0.21)
Income (Loss) from discontinued operations	$—	$(0.05)	$—	$0.45
Net Income	$0.15	$0.05	$0.06	$0.24

Per-Share Amounts - Diluted
Income (Loss) from continuing operations	$0.14	$0.09	$0.05	$(0.21)
Income (Loss) from discontinued operations	$—	$(0.05)	$—	$0.45
Net Income	$0.14	$0.05	$0.05	$0.24

Weighted average common shares:
Basic	141,102	135,646	141,077	135,043
Diluted	153,049	137,131	153,853	135,043

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	November 3, 2007	October 28, 2006
Operating Activities:
Net Income	$8,001	$32,221
Income from discontinued operations	—	61,179

Income (loss) from continuing operations	8,001	(28,958)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	100,081	93,089
Impairments and dispositions	4,111	7,466
Equity compensation	4,641	33,404
Deferred income taxes	7,425	121,147
Excess tax benefit from stock-based compensation	(8,747)	(3,212)
Loss (Gain) on extinguishment of debt	5,634	(7)
Change in operating assets and liabilities, net	(156,397)	(121,919)

Net Cash (Used In) Provided By Operating Activities - Continuing Operations	(35,251)	101,010
Net Cash Used In Operating Activities - Discontinued Operations	—	(120,494)

Net Cash Used In Operating Activities	(35,251)	(19,484)

Investing Activities:
Purchases of property and equipment	(102,177)	(78,515)
Proceeds from the sale of property and equipment	7,806	171

Net Cash Used In Investing Activities - Continuing Operations	(94,371)	(78,344)
Net Cash Provided By Investing Activities - Discontinued Operations	—	1,307,230

Net Cash (Used In) Provided By Investing Activities	(94,371)	1,228,886

Financing Activities:
Proceeds from revolving credit facility	25,000	—
Payments on long-term debt and capital lease obligations	(117,560)	(5,430)
Cash dividends paid	(7,421)	(542,766)
Excess tax benefit from stock-based compensation	8,747	3,212
Purchases and retirements of common stock	(27,464)	(6,531)
Proceeds from issuance of common stock	33,901	29,255

Net Cash Used In Financing Activities - Continuing Operations	(84,797)	(522,260)
Net Cash Used In Financing Activities - Discontinued Operations	—	(149)

Net Cash Used In Financing Activities	(84,797)	(522,409)

Increase (Decrease) in Cash and Cash Equivalents	(214,419)	686,993

Cash and cash equivalents at beginning of period	277,883	77,312
Plus: Cash and cash equivalents included in assets held for sale at beginning of year	—	3,088
Less: Cash and cash equivalents included in assets held for sale at end of year		—

Cash and cash equivalents at end of period	$63,464	$767,393

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended November 3, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2008 (fiscal year 2007). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

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

ORGANIZATION

The Company’s operations consist of Saks Fifth Avenue (SFA), Off Fifth, and Club Libby Lu. Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the condensed consolidated statements of income, and the condensed consolidated statements of cash flows for the prior year periods and are discussed in Note 2 “Discontinued Operations.”

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $5,983 and $5,143 for the three months ended November 3, 2007 and October 28, 2006, respectively. Leased department sales were $43,174 and $36,413 for the three months ended November 3, 2007 and October 28, 2006, respectively, and were excluded from net sales. Commissions from leased departments were $19,290 and $17,154 for the nine months ended November 3, 2007 and October 28, 2006, respectively. Leased department sales were $136,272 and $121,141 for the nine months ended November 3, 2007 and October 28, 2006, respectively, and were excluded from net sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $50,337 and $754,715 at November 3, 2007 and October 28, 2006, respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $788 and $6,130 for the three-month periods ended November 3, 2007 and October 28, 2006, respectively, and is reflected in Other Income. For the nine-month periods ended November 3, 2007 and October 28, 2006, income earned on these cash equivalents was $5,234 and $21,599, respectively, which was reflected in Other Income.

Income Taxes – The effective income tax rate for the three and nine-month periods ended November 3, 2007 was 42.6% and 45.1%, respectively, as compared to 39.4% and 46.6% for continuing operations, for the three and nine-month periods ended October 28, 2006. The increase in the effective rate for the three-month period ended November 3, 2007 was primarily due to an adjustment resulting from a state audit issue. The decrease in the effective tax rate for the nine-month period ended November 3, 2007 was primarily the result of the settlement of certain state tax examinations as well as other state tax reserve adjustments recorded in the nine-month period ended October 28, 2006.

For discontinued operations, the effective income tax rate for the three and nine-month periods ended October 28, 2006 was 64.0% and 68.4%, respectively. This effective income tax rate was higher than the expected rate due to the write-off of non-deductible goodwill related to the sale of NDSG.

Components of the Company’s income tax expense for the three and nine-month periods ended November 3, 2007 and October 28, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Continuing Operations:
Expected federal income taxes at 35%	13,156	7,202	5,097	(18,953)
State income taxes, net of federal benefit	1,767	1,488	936	(4,945)
Effect of settling tax exams and other tax reserve adjustments	872	—	565	(2,450)
Other items, net	203	(592)	(36)	1,123

Provision (benefit) for income taxes	$15,998	$8,098	$6,562	$(25,225)

Discontinued Operations:
Expected federal income taxes at 35%	—	(6,120)	—	67,726
State income taxes, net of federal benefit	—	(1,173)	—	17,323
Non-deductible goodwill	—	—	—	51,192
Parisian stock basis benefit	—	(3,895)	—	(3,895)
Other items, net	—	3	—	10

Provision (benefit) for income taxes	$—	$(11,185)	$—	$132,356

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48) effective as of the beginning of fiscal year 2007. As a result of this adoption, the Company recorded a $33,672 decrease in the liability for unrecognized tax benefits which was accounted for as an increase to beginning shareholder’s equity. As of February 4, 2007, the Company had total gross unrecognized tax benefits of $43,956. Of this total, $12,575 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months as a result of settling uncertain tax positions. However, the Company does not anticipate this to result in any material change to the amount of unrecognized tax benefits.

As a result of the analysis of uncertain tax positions (due to the adoption of FIN 48), the net deferred tax asset related to the state net operating loss carryforwards increased. Therefore, the Company performed a valuation allowance analysis to determine the realization of this asset. This analysis resulted in an additional valuation allowance of $19,258 with the offset recorded to shareholders’ equity in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The Company is subject to the provisions of Statement of Position 90-7 for these net operating losses since these losses were acquired through the acquisition of a company that had previously filed bankruptcy.

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

Net sales of the aforementioned businesses that are included within discontinued operations in the accompanying condensed consolidated statements of income for the three and nine months ended October 28, 2006 are $111,843 and $624,290, respectively.

NOTE 3 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and nine months ended November 3, 2007 and October 28, 2006 are as follows (income and shares in thousands):

	For the Three Months Ended November 3, 2007			For the Three Months Ended October 28, 2006
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$21,590	141,102	$0.15	$6,178	135,646	$0.05
Effect of dilutive stock options and convertible debentures	—	11,947	(0.01)	—	1,485	—

Diluted EPS	$21,590	153,049	$0.14	$6,178	137,131	$0.05

	For the Nine Months Ended November 3, 2007			For the Nine Months Ended October 28, 2006
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$8,001	141,077	$0.06	$32,221	135,043	$0.24
Effect of dilutive stock options and convertible debentures	—	12,776	(0.01)	—	—	—

Diluted EPS	$8,001	153,853	$0.05	$32,221	135,043	$0.24

The Company had 1,269 and 3,052 option and performance share awards of potentially dilutive common stock outstanding as of November 3, 2007 and October 28, 2006, respectively, that were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares for the period or the performance condition has not been met. There were also 19,219 and 15,413 of potentially exercisable shares under the convertible notes at November 3, 2007 and October 28, 2006, respectively, that were not included in the computation of diluted EPS due to the assumption of net share settlement as discussed below (See Note 4). Additionally, included in the computation of diluted EPS as of November 3, 2007 are 11,327 potentially dilutive shares associated with shares the Company would issue to settle the difference between the fair value and the par value of the convertible notes upon conversion and the shares to be issued upon the exercise of a call option the Company sold at the time of issuance of the convertible debentures.

The FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under the Emerging Issues Task Force (“EITF”) 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of diluted earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating diluted earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s diluted calculation by 19,219 shares.

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

On October 3, 2007, the Company gave notice that holders of its $230,000 2.0% convertible senior unsecured notes due March 15, 2024 were entitled to convert the convertible notes into shares of the Company’s common stock due to the closing price of the Company’s common stock exceeding 120% of the convertible senior notes’ conversion price for at least 20 out of the last 30 consecutive trading days in the third calendar quarter of 2007. The holders of the convertible notes have until December 31, 2007 to convert their notes into shares of the Company’s common stock in accordance with, and subject to, the terms of the convertible notes indenture. Since the holders of the convertible notes have the ability to exercise their conversion rights, the convertible notes were classified within “current portion of long-term debt” on the Company’s November 3, 2007 balance sheet. As of December 4, 2007, no note holders had converted their notes into the Company’s common stock.

During the three months ended November 3, 2007, the Company repurchased 1,722 shares of its common stock at a cost of approximately $27,464. At November 3, 2007, there were 35,658 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan for many employees of the Company. In conjunction with the sale of NDSG, the Company sold to Bon-Ton the assets, and Bon-Ton assumed the liabilities, of the Carson Pirie Scott cash balance pension plan. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense related to the Company’s remaining pension plan for the three and nine months ended November 3, 2007 and October 28, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Service cost	$331	$1,200	$993	$3,906
Interest cost	1,838	2,095	5,514	7,568
Expected return on plan assets	(2,782)	(2,324)	(8,346)	(8,243)
Net amortization of losses and prior service costs	813	935	2,439	3,515

Net periodic pension expense	$200	$1,906	$600	$6,746

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

The following table summarizes the changes in shareholders’ equity for the nine months ended November 3, 2007:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at February 3, 2007	140,440	$14,048	$1,097,817	$12,620	$(28,346)	$1,096,139
Adoption of FIN 48			36,528	(2,856)		33,672
Increase valuation allowance			(19,258)			(19,258)
Net income				8,001		8,001
Dividend adjustment - cancelled restricted shares			2,655			2,655
Issuance of common stock	2,897	290	33,611			33,901
Income tax benefit related to employee stock plans			8,278			8,278
Net activity under stock compensation plans	664	66	294			360
Restricted shares withheld for taxes	(594)	(62)	(13,398)			(13,460)
Stock-based compensation			4,641			4,641
Repurchase of common stock	(1,722)	(172)	(27,292)			(27,464)

Balance at November 3, 2007	141,685	$14,170	$1,123,876	$17,765	$(28,346)	$1,127,465

NOTE 7 – STOCK-BASED COMPENSATION

The Company maintains an equity stock plan for the granting of options, stock appreciation rights, performance shares, restricted stock, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise life of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to three years after the grant date, although applicable plans permit accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), “Share-Based Payments.”

This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. Effective January 29, 2006, the Company adopted SFAS No. 123R. The adoption of this standard had an immaterial effect on the Company’s fiscal year 2006 consolidated financial statements. Total stock-based compensation expense, net of related tax effects, for the three and nine months ended November 3, 2007 was $983 and $2,784, respectively, and total stock-based compensation expense for the three and nine months ended October 28, 2006 was $2,319 and $20,377, respectively.

As of November 3, 2007, the Company had unearned compensation amounts related to restricted stock of $16,972 included in Additional Paid-In Capital, which will be recognized over a weighted average period of less than three years.

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

The suit seeks damages in the amount of the unauthorized chargebacks and deductions. IDC filed a second amended complaint on June 14, 2005 asserting an additional claim for damages under the Uniform Commercial Code for vendor compliance chargebacks. On November 2, 2007 the Company and the plaintiff settled all of the claims, which were dismissed with prejudice by the court.

On October 25, 2005 the Chapter 7 trustee for the bankruptcy estate of Kleinert’s Inc. filed a complaint against the Company and several of its subsidiaries in the United States Bankruptcy Court for the Southern District of New York. In its initial complaint the plaintiff, as assignee, alleged breach of contract, fraud, and unjust enrichment, among other causes of action, and seeks compensatory and punitive damages due to the Company’s assessment of alleged improper chargebacks against Kleinert’s Inc. totaling approximately $4 million which wrongful acts the plaintiff alleges caused the insolvency and bankruptcy of Kleinert’s Inc. On August 15, 2006 the plaintiff, as assignee, filed an amended complaint in which it asserted several claims including, but not limited to, the Company’s allegedly unauthorized chargebacks. The Company and plaintiff entered into a settlement agreement, which was approved by the Bankruptcy Court on November 14, 2007, and all of the claims were dismissed with prejudice.

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

NOTE 10 – STORE DISPOSITIONS AND OTHER ACTIVITIES

The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances indicate. The Company also performs an asset impairment analysis at each fiscal year end. During the three and nine months ended November 3, 2007, the Company incurred net charges of $413 and $4,111, respectively, primarily related to asset impairments in the normal course of business. During the three and nine months ended October 28, 2006, the Company incurred net charges of $2,420 and $8,010, respectively, primarily related to asset impairments. Asset impairments are included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of Income.

During the three and nine months ended November 3, 2007, the Company incurred expenses of approximately $882 and $26,843, respectively, for severance, retention and transition costs in connection with the Company downsizing following the disposition of its SDSG businesses (discussed in Note 2). Expenses for severance, retention and transition costs for the three and nine months ended October 28, 2006 were $8,085 and $20,327, respectively. Severance, retention and transition costs are included in Selling, General & Administrative Expenses in the accompanying Condensed Consolidated Statements of Income. There was a $15,115 payable related to these charges at November 3, 2007.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and nine-month periods ended November 3, 2007 and October 28, 2006 and as of February 3, 2007 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At November 3, 2007, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt and maintained a small group of corporate employees.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT NOVEMBER 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$50,337	$13,127		$63,464
Merchandise inventories		976,880		976,880
Other current assets		102,172		102,172
Deferred income taxes, net		23,509		23,509

Total Current Assets	50,337	1,115,688	—	1,166,025

Property and Equipment, net		1,091,196		1,091,196
Goodwill and Intangibles, net		304		304
Deferred Income Taxes, net		144,224		144,224
Other Assets	8,658	27,204		35,862
Investment in and Advances to Subsidiaries	1,606,269		($1,606,269)

Total Assets	$1,665,264	$2,378,616	($1,606,269)	$2,437,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$264,450		$264,450
Accrued expenses and other current liabilities	$3,772	274,253		278,025
Dividend payable	2,653			2,653
Current portion of long-term debt	255,000	5,433		260,433

Total Current Liabilities	261,425	544,136	—	805,561

Long-Term Debt	276,374	62,180		338,554
Other Long-Term Liabilities		166,031		166,031
Investment by and Advances from Parent		1,606,269	($1,606,269)
Shareholders’ Equity	1,127,465			1,127,465

Total Liabilities and Shareholders’ Equity	$1,665,264	$2,378,616	($1,606,269)	$2,437,611

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED NOVEMBER 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$796,063		$796,063
Costs and expenses
Cost of sales		462,001		462,001
Selling, general and administrative expenses	$698	205,283		205,981
Other operating expenses	12	81,766		81,778
Store pre-opening costs		436		436
Impairments and dispositions		413		413

Operating Income (loss)	(710)	46,164	—	45,454

Other income (expense)
Equity in earnings of subsidiaries	26,359		($26,359)
Interest expense	(7,966)	(2,233)		(10,199)
Other income, net	2,333			2,333

Income before provision (benefit) for income taxes	20,016	43,931	(26,359)	37,588
Provision (benefit) for income taxes	(1,574)	17,572		15,998

Net Income	$21,590	$26,359	($26,359)	$21,590

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED NOVEMBER 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$2,282,916		$2,282,916
Costs and expenses
Cost of sales		1,373,808		1,373,808
Selling, general and administrative expenses	$3,296	609,788		613,084
Other operating expenses	63	245,759		245,822
Store pre-opening costs		697		697
Impairments and dispositions		4,111		4,111

Operating Income (Loss)	(3,359)	48,753	—	45,394

Other income (expense)
Equity in earnings of subsidiaries	25,198		($25,198)
Interest expense	(25,343)	(6,757)		(32,100)
Loss on extinguishment of debt	(5,634)			(5,634)
Other income, net	6,903			6,903

Income (loss) before benefit for income taxes	(2,235)	41,996	(25,198)	14,563
Provision (Benefit) for income taxes	(10,236)	16,798		6,562

Net Income	$8,001	$25,198	($25,198)	$8,001

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Income	$8,001	$25,198	($25,198)	$8,001
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(25,198)		25,198	—
Excess tax benefit from exercise of stock options	(8,747)			(8,747)
Depreciation and amortization		100,081		100,081
Provision for employee stock compensation	4,641			4,641
Deferred income taxes		7,425		7,425
Impairments and dispositions		4,111		4,111
Loss on extinguishment of debt	5,634			5,634
Changes in operating assets and liabilities, net	6,994	(163,391)		(156,397)

Net Cash Used In Operating Activities	(8,675)	(26,576)	—	(35,251)

INVESTING ACTIVITIES
Purchases of property and equipment		(102,177)		(102,177)
Proceeds from the sale of assets		7,806		7,806

Net Cash Used In Investing Activities	—	(94,371)	—	(94,371)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(128,427)	128,427		—
Payments on long-term debt and capital lease obligations	(110,832)	(6,728)		(117,560)
Borrowings under credit/receivables facility	25,000			25,000
Payment of dividend	(7,421)			(7,421)
Excess tax benefit from exercise of stock options	8,747			8,747
Repurchase and retirement of common stock	(27,464)			(27,464)
Proceeds from issuance of common stock	33,901			33,901

Net Cash Provided By (Used In) Financing Activities	(206,496)	121,699	—	(84,797)

Increase (Decrease) In Cash and Cash Equivalents	(215,171)	752	—	(214,419)
Cash and Cash Equivalents at beginning of period	265,508	12,375		277,883

Cash and Cash Equivalents at end of period	$50,337	$13,127	—	$63,464

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$754,715	$12,678		$767,393
Merchandise inventories		823,699		823,699
Other current assets		159,363		159,363
Deferred income taxes, net		31,521		31,521

Total Current Assets	754,715	1,027,261	—	1,781,976

Property and Equipment, net		1,108,330		1,108,330
Goodwill and Intangibles, net		331		331
Deferred Income Taxes, net		158,370		158,370
Other Assets	11,905	22,893		34,798
Investment in and Advances to Subsidiaries	1,442,163		($1,442,163)

Total Assets	$2,208,783	$2,317,185	($1,442,163)	$3,083,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$283,972		$283,972
Accrued expenses and other current liabilities	$10,471	380,161		390,632
Dividend payable	564,987			564,987
Current portion of long-term debt		6,890		6,890

Total Current Liabilities	575,458	671,023	—	1,246,481

Long-Term Debt	612,278	69,392		681,670
Other Long-Term Liabilities	483	134,607		135,090
Investment by and Advances from Parent		1,442,163	($1,442,163)
Shareholders’ Equity	1,020,564			1,020,564

Total Liabilities and Shareholders’ Equity	$2,208,783	$2,317,185	($1,442,163)	$3,083,805

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$697,041		$697,041
Costs and expenses
Cost of sales		404,610		404,610
Selling, general and administrative expenses	$1,843	180,484		182,327
Other operating expenses	21	81,106		81,127
Store pre-opening costs		70		70
Impairments and dispositions		2,420		2,420

Operating Income (loss)	(1,864)	28,351	—	26,487

Other income (expense)
Equity in earnings of subsidiaries	15,947		($15,947)
Interest expense	(10,072)	(2,036)		(12,108)
Other income, net	6,197			6,197

Income from continuing operations before provision (benefit) for income taxes	10,208	26,315	(15,947)	20,576
Provision (benefit) for income taxes	(2,270)	10,368		8,098

Income from continuing operations	12,478	15,947	(15,947)	12,478

Discontinued operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(6,300)		6,300
Loss from discontinued operations		(17,485)		(17,485)
Benefit for income taxes		(11,185)		(11,185)

Loss from discontinued operations	(6,300)	(6,300)	6,300	(6,300)

Net income	$6,178	$9,647	($9,647)	$6,178

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,985,003		$1,985,003
Costs and expenses
Cost of sales		1,211,210		1,211,210
Selling, general and administrative expenses	$5,171	558,527		563,698
Other operating expenses	102	240,011		240,113
Store pre-opening costs		359		359
Impairments and dispositions		8,010		8,010

Operating loss	(5,273)	(33,114)	—	(38,387)

Other income (expense)
Equity in earnings of subsidiaries - continuing operations	(21,607)		$21,607
Interest expense	(30,403)	(7,348)		(37,751)
Gain on extinguishment of debt	7			7
Other income, net	21,948			21,948

Loss from continuing operations before
Benefit for income taxes	(35,328)	(40,462)	21,607	(54,183)
Benefit for income taxes	(6,370)	(18,855)		(25,225)

Loss from continuing operations	(28,958)	(21,607)	21,607	(28,958)

Discontinued operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	61,179		(61,179)
Income from discontinued operations (including gain on disposal of $192,076)		193,535		193,535
Provision for income taxes		132,356		132,356

Income from discontinued operations	61,179	61,179	(61,179)	61,179

Net income	$32,221	$39,572	($39,572)	$32,221

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 28, 2006

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$32,221	$39,572	($39,572)	$32,221
Income from discontinued operations	61,179	61,179	(61,179)	61,179

Loss from continuing operations	(28,958)	(21,607)	21,607	(28,958)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries - continuing operations	21,607		(21,607)	—
Excess tax benefit from exercise of stock options	(3,212)			(3,212)
Depreciation and amortization		93,089		93,089
Equity compensation	33,404			33,404
Deferred income taxes		121,147		121,147
Impairments and dispositions		7,466		7,466
Loss on extinguishment of debt	(7)			(7)
Changes in operating assets and liabilities, net	4,191	(126,110)		(121,919)

Net Cash Provided by Operating Activities - Continuing Operations	27,025	73,985	—	101,010
Net Cash Used In Operating Activities - Discontinued Operations		(120,494)		(120,494)

Net Cash Provided By (Used In) Operating Activities	27,025	(46,509)	—	(19,484)

INVESTING ACTIVITIES
Purchases of property and equipment		(78,515)		(78,515)
Proceeds from the sale of assets		171		171

Net Cash Used In Investing Activities - Continuing Operations	—	(78,344)	—	(78,344)
Net Cash Provided by Investing Activities - Discontinued Operations		1,307,230		1,307,230

Net Cash Provided By Investing Activities	—	1,228,886	—	1,228,886

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	1,198,783	(1,198,783)
Payments on long-term debt and capital lease obligations	(263)	(5,167)		(5,430)
Payment of Dividend	(542,766)			(542,766)
Purchases and retirements of common stock	(6,531)			(6,531)
Proceeds from issuance of common stock	29,255			29,255
Excess tax benefit from exercise of stock options	3,212			3,212

Net Cash Provided by (Used) In Financing Activities - Continuing Operations	681,690	(1,203,950)	—	(522,260)
Net Cash Used In Financing Activities - Discontinued Operations		(149)		(149)

Net Cash Provided By (Used In) Financing Activities	681,690	(1,204,099)	—	(522,409)

Increase In Cash and Cash Equivalents	708,715	(21,722)		686,993
Cash and Cash Equivalents at beginning of period	46,000	31,312		77,312
Plus: Cash and Cash Equivalents included in assets held for sale at beginning of year		3,088		3,088
Less: Cash and Cash Equivalents included in assets held for sale at end of year

Cash and Cash Equivalents at end of period	$754,715	$12,678	—	$767,393

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$265,508	$12,375		$277,883
Merchandise inventories		785,302		785,302
Other current assets		146,893		146,893
Deferred income taxes, net		40,763		40,763

Total Current Assets	265,508	985,333	—	1,250,841

Property and Equipment, net		1,099,331		1,099,331
Goodwill and Intangibles, net		324		324
Deferred Income Taxes, net		152,754		152,754
Other Assets	11,126	29,927		41,053
Investment in and Advances to Subsidiaries	1,454,660		($1,454,660)

Total Assets	$1,731,294	$2,267,669	($1,454,660)	$2,544,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$231,038		$231,038
Accrued expenses and other current liabilities	$22,552	372,523		395,075
Current portion of long-term debt	230,000	6,667		236,667

Total Current Liabilities	252,552	610,228	—	862,780

Long-Term Debt	382,336	67,674		450,010
Other Long-Term Liabilities	267	135,107		135,374
Investment by and Advances from Parent		1,454,660	($1,454,660)
Shareholders’ Equity	1,096,139			1,096,139

Total Liabilities and Shareholders’ Equity	$1,731,294	$2,267,669	($1,454,660)	$2,544,303

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Off Fifth, and Club Libby Lu (“CLL”). Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the prior year periods and are discussed below at “Discontinued Operations.”

SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls, and the stores typically offer a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. Customers may also purchase SFA products offered in catalogs or online at www.saks.com. Off Fifth is intended to be the premier luxury off-price retailer in the United States and also provides an outlet for the sale of end-of-season clearance merchandise. Off Fifth stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, accessories, cosmetics and decorative home furnishings, targeting the value-conscious customer. CLL consists of mall-based specialty stores, targeting girls aged 4-12 years old. As of November 3, 2007, Saks operated 54 SFA stores with 6.0 million square feet, 49 Off 5th units with 1.4 million square feet, and 93 CLL specialty stores, which includes 73 standalone stores and 20 store-in-stores in the former SDSG businesses, with 0.1 million square feet.

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

FINANCIAL PERFORMANCE SUMMARY

The Company recorded net income of $21.6 million, or $0.14 per share for the three months ended November 3, 2007. For the three months ended October 28, 2006, the Company recorded income from continuing operations of $12.5 million or $0.09 per share. After recognition of the Company’s after-tax loss from discontinued operations of $6.3 million, or $0.05 per share, related to the sale of Parisian, net income totaled $6.2 million, or $0.05 per share, for the third quarter ended October 28, 2006.

The three-month period ended November 3, 2007 included legal and investigation costs of approximately $2.7 million (net of taxes), or $.02 per share, associated with the previously disclosed investigation by the Securities and Exchange Commission (“SEC”) (which has been concluded) and the investigation by the Office of the United States Attorney for the Southern District of New York as well as the settlement of two related vendor lawsuits. The current year third quarter also included after tax charges of approximately $0.5 million related to retention, severance and transition costs due to the Company downsizing and consolidation following the disposition of the SDSG businesses, $0.3 million due to asset impairment and dispositions and $0.8 million, or $.01 per share, resulting from an increase in income tax reserves related to certain tax examinations.

The three-month period ended October 28, 2006 included after tax expenses of approximately $4.9 million, or $.04 per share, for retention, severance and transition costs, $0.4 million related to the aforementioned investigations and $1.5 million, or $.01 per share, due to asset impairments and dispositions. The latter expenses were partially offset by a one-time gain of approximately $2.6 million (net of taxes), or $.02 per share, related to modifications made to the SFA pension plan.

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

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	58.0%	58.0%	60.2%	61.0%
Selling, general & administrative expenses	25.9%	26.2%	26.9%	28.4%
Other operating expenses	10.3%	11.6%	10.8%	12.1%
Store pre-opening costs	0.1%	0.0%	0.0%	0.0%
Impairments and dispositions	0.1%	0.3%	0.2%	0.4%

Operating Income (loss)	5.7%	3.8%	2.0%	-1.9%
Other income (expense):
Interest expense	-1.3%	-1.7%	-1.4%	-1.9%
Loss on extinguishment of debt	0.0%	0.0%	-0.2%	0.0%
Other income, net	0.3%	0.9%	0.3%	1.1%

Income (loss) before income taxes	4.7%	3.0%	0.6%	-2.7%
Provision (benefit) for income taxes	2.0%	1.2%	0.3%	-1.3%

Income (loss) from continuing operations	2.7%	1.8%	0.4%	-1.5%
Discontinued operations:
Income from discontinued operations (including gain on disposal)	0.0%	-2.5%	0.0%	9.7%
Provision (benefit) for income taxes	0.0%	-1.6%	0.0%	6.7%

Income (loss) from discontinued operations	0.0%	-0.9%	0.0%	3.1%

Net income	2.7%	0.9%	0.4%	1.6%

THREE MONTHS ENDED NOVEMBER 3, 2007 COMPARED TO THREE MONTHS ENDED OCTOBER 28, 2006

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended October 28, 2006 to the three-month period ended November 3, 2007:

(In Millions)	Total Company
For the three months ended October 28, 2006	$26.5
Store sales and margin	41.6
Operating expenses	(24.7)
Impairments and dispositions	2.0

Increase	18.9

For the three months ended November 3, 2007	$45.4

For the three-month period ended November 3, 2007, operating income improved to $45.4 million, a 71.6% improvement from operating income of $26.5 million for the same period last year. The improvement in operating income for the quarter was driven by an 11.4% increase in comparable store sales and expense management which resulted in a 160 basis point improvement in the expense rate as a percent of sales. The Company achieved approximately 30 basis points of improvement in the third quarter SG&A expense rate as a percentage of sales. The Company also reduced Other Operating Expenses (rents, depreciation, taxes other than income taxes and store pre-opening costs) by 130 basis points in the quarter. Gross margin remained flat year-over-year as a result of modest downward pressure on merchandise margins which was offset by revenue from unredeemed gift cards.

NET SALES

For the three months ended November 3, 2007, total sales increased 14.2% to $796.1 million from $697.0 million for the three months ended October 28, 2006. Similarly, consolidated comparable store sales increased 11.4% year-over-year. The net effect of sales from new and closed stores resulted in a $.7 million increase and the effect of the reopening of the New Orleans store resulted in a $12 million increase.

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

GROSS MARGIN

For the three months ended November 3, 2007, gross margin was $334.1 million, or 42.0% of net sales, compared to $292.4 million, or 42.0% of net sales, for the three months ended October 28, 2006. The flat year-over-year gross margin was the result of modest downward pressure on merchandise margins which was offset by revenue from unredeemed gift cards.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended November 3, 2007, SG&A was $206.0 million, or 25.9% of net sales, compared to $182.3 million, or 26.2% of net sales, for the three months ended October 28, 2006. The $23.7 million increase was principally related to higher variable expenses associated with the $99 million sales increase, an increase in legal and investigation costs and legal settlements of approximately $3.8 million and an increase due to a one-time gain of approximately $4.3 million related to modifications made to SFA’s pension plan during the third quarter ending October 28, 2006. This was partially offset by a decrease in severance, retention, and transition costs of approximately $7.2 million. As a percentage of sales, SG&A decreased by 30 basis points over the prior year.

OTHER OPERATING EXPENSES

For the three months ended November 3, 2007, other operating expenses, including store pre-opening costs, were $82.2 million, or 10.3% of net sales, compared to $81.2 million, or 11.6% of net sales, for the three months ended October 28, 2006. This increase of $1.0 million was driven primarily by higher depreciation. As a percent of sales, other operating expenses decreased 130 basis points in 2007, reflecting the ability to leverage primarily fixed costs on the increased sales.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended November 3, 2007, the Company realized losses from impairments and dispositions of $0.4 million, or 0.1% of net sales, compared to a loss of $2.4 million, or 0.3% of net sales, for the three months ended October 28, 2006. The current and prior quarter net charges were primarily due to asset impairments in the normal course of business.

INTEREST EXPENSE

For the three months ended November 3, 2007, interest expense was $10.2 million, or 1.3% of net sales, compared to $12.1 million, or 1.7% of net sales, for the three months ended October 28, 2006. The improvement of $1.9 million was primarily due to the reduction in debt resulting from the repurchase of $106.3 million of senior notes during the nine months ending November 3, 2007.

INCOME TAXES

For continuing operations, the effective income tax rates for the three-month periods ended November 3, 2007 and October 28, 2006 was 42.6% and 39.4%, respectively. The increase in the effective rate for the three-month period ended November 3, 2007 was primarily due to an adjustment resulting from a state audit issue. The effective income tax rate for discontinued operations for the three-month period ended October 28, 2006 was 64.0%. The effective income tax rate was higher than the expected rate due to the write-off of non-deductible goodwill related to the sale of NDSG.

NINE MONTHS ENDED NOVEMBER 3, 2007 COMPARED TO NINE MONTHS ENDED OCTOBER 28, 2006

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the nine-month period ended October 28, 2006 to the nine-month period ended November 3, 2007:

(In Millions)	Total Company
For the nine months ended October 28, 2006	$(38.4)
Store sales and margin	135.3
Operating expenses	(55.4)
Impairments and dispositions	3.9

Increase	83.8

For the nine months ended November 3, 2007	$45.4

For the nine-month period ended November 3, 2007, operating income improved to $45.4 million from an operating loss of $38.4 million for the nine-month period ended October 28, 2006. The improvement in operating income for the nine months ended November 3, 2007 was driven by a 13.0% increase in comparable store sales and expense management which resulted in a 290 basis point improvement in the expense rate as a percentage of sales. Additionally, the gross margin rate improved 80 basis points for the nine months ended November 3, 2007. The improvement in gross margin dollars and the gross margin rate was principally attributable to the higher sales driven by the strengthening of merchandise assortments by store and enhancements to the merchandise planning and allocation process.

NET SALES

For the nine months ended November 3, 2007, total sales increased 15.0% to $2,282.9 million from $1,985.0 million for the nine months ended October 28, 2006. Similarly, consolidated comparable store sales increased 13.0% year-over-year. The net effect of sales from new and closed stores resulted in a $1.0 million reduction, while the net effect of the reopening of the New Orleans store resulted in a $37.8 million increase.

GROSS MARGIN

For the nine months ended November 3, 2007, gross margin was $909.1 million, or 39.8% of net sales, compared to $773.8 million, or 39.0% of net sales, for the nine months ended October 28, 2006. The improvement in gross margin dollars and the gross margin rate was principally attributable to the higher sales driven by the strengthening of merchandise assortments by store and enhancements to the merchandise planning and allocation process.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the nine months ended November 3, 2007, SG&A was $613.1 million, or 26.9% of net sales, compared to $563.7 million, or 28.4% of net sales, for the nine months ended October 28, 2006. The net increase of $49.4 million in expenses was primarily driven by higher variable expenses associated with the year over year sales increase of $297.9 million and an increase of $6.5 million of severance, retention and transition costs due to the Company downsizing and consolidation following the disposition of its SDSG businesses. This is partially offset by a decrease in SG&A as the prior year period included a $19.6 million charge associated with the anti-dilution adjustment made to outstanding options related to the Company’s $4 per share dividend paid on May 1, 2006. As a percentage of sales, SG&A decreased by 150 basis points over the prior year; however, excluding the anti-dilution adjustment noted above, SG&A expenses would have declined approximately 50 basis points over the prior year.

OTHER OPERATING EXPENSES

For the nine months ended November 3, 2007, other operating expenses, including store pre-opening costs, were $246.5 million, or 10.8% of net sales, compared to $240.5 million, or 12.1% of net sales, for the nine months ended October 28, 2006. The increase of $6.0 million was principally driven by higher depreciation and amortization expense of $7.0 million. The depreciation and amortization increase was offset in part by a decrease in property and equipment rentals of $1.5M for the nine months ended November 3, 2007.

IMPAIRMENTS AND DISPOSITIONS

For the nine months ended November 3, 2007, the Company realized losses from impairments and dispositions of $4.1 million, or 0.2% of net sales, compared to a loss of $8.0 million, or 0.4% of net sales, for the nine months ended October 28, 2006. The current and prior quarter net charges were primarily due to asset impairments in the normal course of business.

INTEREST EXPENSE

For the nine months ended November 3, 2007, interest expense was $32.1 million, or 1.4% of net sales, compared to $37.8 million, or 1.9% of net sales, for the nine months ended October 28, 2006. The decrease of $5.7 million was primarily due to the reduction in debt resulting from the repurchase of $106.3 million of senior notes during the nine months ended November 3, 2007.

INCOME TAXES

For continuing operations, the effective income tax rates for the nine-month periods ended November 3, 2007 and October 28, 2006 was 45.1% and 46.6%, respectively. The decrease in the effective rate for the nine-month period ended November 3, 2007 was primarily the result of the settlement of certain state tax examinations as well as other state tax benefits during the nine-month period ended October 28, 2006. The effective income tax rate for discontinued operations for the nine-month period ended October 28, 2006 was 68.4%. The effective income tax rate was higher than the expected rate due to the write-off of non-deductible goodwill related to the sale of NDSG.

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

The Company is under the provisions of Statement of Position 90-7 for these net operating losses since these losses were acquired through the acquisition of a company that had previously filed bankruptcy.

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

Cash (used in) provided by operating activities from continuing operations was $(35.3) million for the nine months ended November 3, 2007 and $101.0 million for the nine months ended October 28, 2006. Cash (used in) provided by operating activities principally represents income (loss) before depreciation and non-cash charges and after changes in working capital. The $136.3 million decrease in 2007 from 2006 was largely due to the non-cash changes in deferred income taxes and equity compensation.

Inventory, accounts payable and debt balances fluctuate throughout the year due to the seasonal nature of the Company’s business. Merchandise inventory balances at November 3, 2007 increased from October 28, 2006 due to planned increased inventories at SFA. Consolidated comparable inventories increased approximately 17% over last year, attributable to the Company’s ongoing initiative of a targeted inventory reinvestment strategy.

Cash used in investing activities from continuing operations was $94.4 million for the nine months ended November 3, 2007 and $78.3 million for the nine months ended October 28, 2006. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $16.1 million increase in cash used is primarily due to an increase in capital expenditures of approximately $23.7 million, partially offset by the increase in proceeds from the sale of SFA property of approximately $7.6 million.

Property and equipment amounts at November 3, 2007 decreased from October 28, 2006 amounts primarily due to depreciation on existing assets during the last twelve months, sale of SFA property, and store closings and impairments, partially offset by capital expenditures related to new store additions, expansions, replacements and the remodeling of existing stores. Intangibles at November 3, 2007 also decreased from October 28, 2006 due to amortization expense during the last twelve months.

Cash used in financing activities from continuing operations was $84.8 million for the nine months ended November 3, 2007 and $522.3 million for the nine months ended October 28, 2006. The current period use primarily relates to the repurchase of approximately $106.3 million in principal amount of senior notes, which was partially offset by $25.0 million of proceeds from the revolving credit facility, while the prior period use primarily relates to the payment of cash dividends totaling $542.8 million.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its revolving credit facility. At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced from $800 million to $500 million in March 2006. In September 2006, the maturity date of the revolving credit facility was extended to September 2011. At November 3, 2007 and October 28, 2006, the Company maintained cash and cash equivalent balances of $63.5 million and $767.4 million, respectively. Exclusive of approximately $13.1 million and $12.7 million of store operating cash at November 3, 2007 and October 28, 2006, respectively, cash was invested principally in various money market funds at November 3, 2007 and October 28, 2006, respectively. There was no restricted cash as of November 3, 2007 and October 28, 2006.

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

On August 30, 2006, the Company repurchased 450 thousand shares of Saks’ common stock at a cost of approximately $6.5 million.

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

During the three months ended November 3, 2007, the Company repurchased 1.7 million shares of its common stock at a cost of approximately $27.5 million. At November 3, 2007, there were 35.7 million shares remaining available for repurchase under the Company’s existing share repurchase program.

At November 3, 2007, the Company had borrowings of $25.0 million under its $500 million revolving credit facility, and had $39.9 million in unfunded letters of credit, leaving unutilized availability under that facility of $435.1 million. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay all of the Company’s senior notes at maturity.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At November 3, 2007, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. On November 3, 2007, total debt was $599.0 million, representing a decrease of $89.6 million from the balance of $688.6 million at October 28, 2006. This decrease in debt was primarily the result of the $106.3 million repurchase of senior notes, which was offset by the $25.0 million revolver borrowings. Additionally, the debt-to-capitalization ratio decreased to 34.7% from 40.3% in the prior year, as a result of the decrease in debt in the current year.

At November 3, 2007, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At November 3, 2007, the Company had borrowings of $25.0 million under the revolving credit facility.

At November 3, 2007, the Company had $276.4 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

On April 12, 2007, the Company announced the results of its modified “Dutch Auction” tender offer to purchase a portion of its 8.25% senior notes due November 15, 2008 for an aggregate purchase price not to exceed $100 million (the “offer cap”). The offer expired on April 11, 2007. The aggregate principal amount of notes validly tendered at or above the clearing spread exceeded the offer cap and the Company accepted $95.9 million aggregate principal amount of the notes, resulting in an aggregate purchase price of $100 million (plus an additional $3.2 million in aggregate accrued interest on such notes). The Company accepted for purchase first, all notes tendered at spreads above the clearing spread, and thereafter, the notes validly tendered at the clearing spread on a prorated basis according to the principal amount of such notes. During the three months ended May 5, 2007, the Company recorded a loss on extinguishment of debt of approximately $5.2 million related to the repurchase of the notes.

During June and July 2007, the Company repurchased an additional $10.4 million in principal amount primarily relating to its 8.25% senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $412 thousand.

At November 3, 2007, the Company had $230 million of convertible senior notes that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion of the par value with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price exceeds the conversion price by 20% for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

During the quarter ended November 3, 2007, the aforementioned conversion criterion was met. The closing price of the Company’s common stock exceeded 120% of the convertible senior notes’ conversion price for at least 20 out of the last 30 consecutive trading days in the third calendar quarter of 2007. On October 3, 2007, the Company gave notice that holders of the convertible notes could convert them into shares of the Company’s common stock until December 31, 2007 in accordance with, and subject to, the terms of the convertible notes indenture. Since the holders of the convertible notes had the ability to exercise their conversion rights, the convertible notes were classified within the “current portion of long-term debt” on the Company’s November 3, 2007 balance sheet. As of December 4, 2007, no note holders had converted their notes into shares of the Company’s common stock.

At November 3, 2007 the Company had $67.6 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $5 million and $7 million per year.

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

There were no material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three and nine months ended November 3, 2007. For additional information regarding the Company’s contractual obligations as of February 3, 2007, see the Management’s Discussion and Analysis section of the 2006 Form 10-K.

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

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at November 3, 2007, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 3, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 8 – Contingencies- Legal Contingencies,” is incorporated into this Item by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 3, 2007, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. At November 3, 2007, 35.7 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization. The following are details of repurchases under this program for the third quarter of fiscal 2007:

(in thousands except average price paid per share)
Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Repurchased Under the Plans (a)
Repurchases from August 5, 2007 through September 1, 2007	884	$16.03	884	36,496
Repurchases from September 2, 2007 through October 6, 2007	838	$15.86	838	35,658
Repurchases from October 7, 2007 through November 3, 2007	—	$—	—	35,658

Total	1,722	$15.95	1,722

(a)	As of November 3, 2007, the Company’s Board of Directors had previously authorized 70,025 total shares, of which 35,000 were authorized on December 8, 2005. The Company has repurchased 34,367 of these shares to date. There is no expiration date for the repurchase plans.

Item 5. OTHER INFORMATION

On September 24, 2007, the Human Resources and Compensation Committee of the Company approved a standard form of employment agreement for the Company’s senior executives (the “Employment Agreement”), which is included as Exhibit 10.1 to this Report. The following executive officers of the Company have entered into an Employment Agreement with the Company: Christine Morena, Michael Brizel, Michael Rodgers, Carolyn Biggs, Robert Wallstrom, Denise Incandela, Marc Metrick, Terron Schaefer and Thomas Matthews.

Item 6. EXHIBITS

10.1	Form of Employment Agreement for Executive Officers

10.2	Saks Incorporated Severance Plan

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

Date December 6, 2007	/s/ Kevin G. Wills
Kevin G. Wills
On behalf of registrant and as Executive Vice President and Chief Financial Officer (Principal Financial Officer)