Form 10-K
period 2008-02-02
SAKS INC
filed 2008-03-26
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended: February 2, 2008

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

Registrant’s telephone number, including area code: (212) 940-5305

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 3, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,647,120,988.

As of March 15, 2008, the number of shares of the registrant’s Common Stock outstanding was 144,709,226.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Saks Incorporated Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on June 4, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

General

The operations of Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Off Fifth and Club Libby Lu (“CLL”). Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for the prior year periods and are discussed below at “Discontinued Operations.”

The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. Off Fifth is intended to be the premier luxury off-price retailer in the United States. Off Fifth stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. CLL consists of mall-based specialty stores, targeting girls aged 4-12 years old. As of February 2, 2008, the Company operated 54 SFA stores with a total of approximately 6.0 million square feet, 48 Off Fifth stores with a total of approximately 1.4 million square feet, and 95 CLL specialty stores, which includes 75 standalone stores and 20 store-in-stores in the former SDSG businesses, with a total of approximately 139 thousand square feet.

Merchandising, sales promotion, and store operating support functions are conducted in New York, New York for SFA and Off Fifth and in Chicago, Illinois for CLL. The back office sales support functions for the Company, such as accounting, credit card administration, store planning and information technology, principally are located in the Company’s operations center in Jackson, Mississippi or in the SFA corporate offices in New York City.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2007 contained 52 weeks and ended on February 2, 2008, while fiscal year 2006 contained 53 weeks and ended on February 3, 2007. Fiscal year 2005 contained 52 weeks and ended on January 28, 2006.

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

Merchandising

SFA stores carry luxury merchandise from both core vendors and new and emerging designers. SFA has key relationships with the leading American and European fashion houses, including Giorgio Armani, Chanel, Gucci, Prada, Louis Vuitton, St. John, Zegna, Theory, Juicy Couture, David Yurman, Hugo Boss, Elie Tahari, Ralph Lauren, Akris and Burberry, among many others.

The Company has developed a knowledge of each of its trade areas and customer bases for its SFA and Off Fifth stores. This knowledge is gained through use of on-line merchandise information, store visits by senior management and merchandising personnel, and frequent communication between merchandising staff and store management. The Company strives to tailor each store’s merchandise assortment to the characteristics of its trade areas and customer bases and to the lifestyle needs of its local customers.

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

For the year ended February 2, 2008, SFA’s percentages of owned sales (exclusive of sales generated by leased departments) by major merchandise category were as follows:

Women’s Apparel	36.9%
Accessories	20.0%
Cosmetics	15.3%
Men’s Apparel	14.3%
Shoes	9.1%
Intimate Apparel	1.7%
Outerwear	1.3%
Home and gifts	0.9%
Children’s Apparel	0.5%

Total	100.0%

Inventory Purchasing and Distribution

Consistent with practices in the retail industry, the Company purchases merchandise assortments and volumes to coincide with the seasonality of the business and expected customer demand. Retailers typically purchase and receive larger amounts of merchandise in the Fall as they prepare for the holiday shopping season (primarily November and December).

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

Return Policy

The Company offers its customers a fair and liberal return policy, consistent with other luxury retailers, at both SFA stores and online at www.saks.com. Approximately 24% of merchandise sold is later returned and the vast majority of merchandise returns occur within a matter of days of the selling transaction. The Company uses historical return patterns to estimate expected returns.

Information Technology

Company management believes that technological investments are necessary to support its business strategies, and, as a result, the Company is continually upgrading its information systems to improve efficiency and productivity. The Company recently completed an upgrade of its merchandising planning and allocation systems and is continuing to make further enhancements to these systems. The Company installed new point-of-sale equipment and software with enhanced clienteling capabilities in 23 stores in 2007. The Company intends to convert the balance of the store base in 2008.

The Company’s information systems provide information deemed necessary for management operating decisions, cost management programs, and customer service enhancements. Individual data processing systems include point-of-sale and sales reporting, purchase order management, receiving, merchandise planning and control, payroll, human resources, general ledger, credit card administration, and accounts payable systems. Bar code ticketing is used, and scanning is utilized at point-of-sale terminals. Information is made available on Company systems to merchandising staff and store management on a timely basis.

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

Marketing

For the SFA stores, marketing principally emphasizes the latest fashion trends in luxury merchandise and primarily utilizes direct mail advertising, supplemented with national and local marketing efforts. To promote its image as the primary source of luxury goods in its trade areas, SFA sponsors numerous fashion shows and in-store special events highlighting the designers represented in the SFA stores. SFA also participates in “cause-related” marketing. This includes special in-store events and related advertising designed to drive store traffic, while raising funds for charitable organizations and causes such as women’s cancer research. In-house advertising and sales promotion staffs produce most of the Company’s advertising.

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

In September of 2006, the Company entered into agreements with HSBC and MasterCard International Incorporated to issue co-branded MasterCard cards to new and existing proprietary credit card customers. Under this program, qualifying customers are issued a SFA and MasterCard co-branded credit card that functions as a traditional proprietary credit card when used at any SFA or Off Fifth store and at www.saks.com or as a MasterCard card when used at any unaffiliated location that accepts MasterCard cards. HSBC establishes and owns the co-brand accounts, retains the benefits associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad-debts associated with the accounts.

Historically, proprietary credit card holders have shopped more frequently with the Company and purchased more merchandise than customers who pay with cash or third-party credit cards. The Company also makes frequent use of the names and addresses of the proprietary credit card holders in its direct marketing efforts.

The Company seeks to expand the number and use of the proprietary credit cards by, among other things, providing monetary incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of the Company’s stores. Customers who open accounts are entitled to a discount on the first day’s purchases. Customers using the proprietary credit card are eligible for the SaksFirst loyalty program that rewards customers for spending on their proprietary charge cards. Additionally, co-brand card customers earn SaksFirst points for purchases made at unaffiliated locations. Increased spending on the proprietary cards is intended to result in an increased rate of reward. Rewards come in the form of electronic gift cards that are redeemable on future purchases. In addition, members of the loyalty program are eligible for other rewards and benefits including special shopping events and travel discounts.

As of February 2, 2008, there were approximately 800 thousand proprietary credit accounts that have been active within the prior twelve months, and approximately 44% of the Company’s 2007 sales were transacted on HSBC’s proprietary credit cards.

Trademarks and Service Marks

The Company owns many trademarks and service marks including, but not limited to, “Saks Fifth Avenue,” “SFA,” “S5A,” “The Fifth Avenue Club,” “SAKSFIRST,” “SFA Signature,” “SFA Classic,” “SFA Sport.” “Off Fifth,” and “Club Libby Lu.” Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company’s trademarks and service marks are registered in the United States Patent and Trademark Office. The terms of these registrations are generally ten years, and they are renewable for additional ten-year periods indefinitely so long as the marks are in use at the time of renewal. The Company is not aware of any claims of infringement or other challenges to its right to use its marks that would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Reliance on Fifth Avenue Store

The Company’s Flagship SFA store located on Fifth Avenue in New York City accounted for slightly more than 20% of total Company sales in 2007 and plays a significant role in creating awareness for the Saks Fifth Avenue brand name.

Customer Service

The Company believes that good customer service contributes to increased store visits and purchases by its customers.

The Company’s goal is to deliver an inviting, customer-focused shopping experience to each customer. At SFA and Off Fifth, the Company seeks to enable its customers to discover both accessible and high-end fashion in a warm, welcoming environment, guided by knowledgeable sales associates. Compensation for sales associates generally is a pay-for-performance program, based upon productivity. Sales associates undergo extensive service, selling, and product-knowledge training and are encouraged to maintain frequent, personal contact with their customers. Sales associates are encouraged to keep detailed customer records, send personalized thank-you notes and routinely communicate with customers to advise them of new merchandise offerings and special promotions. Typical SFA stores also provide comfortable seating areas and most SFA stores offer a complimentary personal shopping service called “The Fifth Avenue Club.”

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

Competition

The retail business is highly competitive. The Company’s stores primarily compete with several national and regional department stores, specialty apparel stores, designer boutiques, outlet stores, and mail-order and electronic commerce retailers. Management believes that its knowledge of its trade areas and customer base, combined with the Company’s high level of customer service, broad selection of quality fashion merchandise at appropriate prices, innovative marketing, and strategic store locations, provides the opportunity for a competitive advantage.

Associates

As of March 1, 2008, the Company employed approximately 16,700 associates, of which approximately 23% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time associates during seasonal peak selling periods. Approximately one percent of the Company’s associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

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

Certifications

The Company filed the certification of its Chief Executive Officer with the New York Stock Exchange (“NYSE”) in fiscal 2007 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and the Company has filed the Sarbanes-Oxley Section 302 and Section 906 certifications of its principal executive officer and principal financial officer with the SEC, which are attached hereto as Exhibits 31.1, 31.2, 32.1, and 32.2.

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

A decline in the demand for luxury goods could have an adverse impact on the Company’s results of operations.

As a result of the sale of the SDSG businesses the Company has become primarily focused on the luxury retail sector. SFA stores, Off Fifth stores and www.saks.com offer a wide assortment of luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gift items. All of the goods that the Company sells are discretionary items. Consequently, a downturn in the economy or difficult economic conditions may result in fewer customers shopping in the Company’s stores or online. In response, the Company may have to increase the duration and/or frequency of promotional events and offer larger discounts in order to attract customers, which would increase expenses and adversely affect results of operations.

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

Changes in consumer confidence and fluctuations in financial markets can influence cyclical trends, particularly in the luxury sector. Reduced consumer confidence and spending may result in reduced demand for discretionary items and may force the Company to take significant inventory markdowns. Reduced demand may also require increased marketing and promotional expenses.

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

The Company’s business is adversely affected by unseasonable weather conditions. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring or summer affect consumer apparel purchases and could have a material adverse effect on the Company’s results of operations and financial condition. Additionally, natural disasters such as hurricanes, tornadoes, earthquakes and floods may adversely affect the Company’s results of operations and financial condition.

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

The retail industry is intensely competitive. As a retailer offering a broad selection of luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gift items, the Company currently competes against a diverse group of retailers, including e-commerce retailers, which sell, among other products, products similar to those of the Company. The Company also competes in particular markets with a substantial number of retailers that specialize in one or more types of products that the Company sells. Following the sale of the Company’s SDSG businesses, the Company has become less diversified and is now reliant on its luxury retail business. A number of different competitive factors could have a material adverse effect on the Company’s business, results of operations and financial condition including:

•	Increased operational efficiencies of competitors;

•	Competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;

•	Expansion of product offerings by existing competitors;

•	Entry by new competitors into markets in which the Company currently operates; and

•	Adoption by existing competitors of innovative retail sales methods.

The Company may not be able to continue to compete successfully with its existing or new competitors, or be assured that prolonged periods of deep discount pricing by its competitors will not have a material adverse effect on the Company’s business.

The Company is dependent on its relationships with certain designers, vendors and other sources of merchandise.

The Company’s relationships with established and emerging designers are a key factor in its position as a retailer of high-fashion merchandise, and a substantial portion of its revenues are attributable to its sales of designer merchandise. Many of the Company’s key vendors limit the number of retail channels they use to sell their merchandise and competition among luxury retailers to obtain and sell these goods is intense. The Company’s relationships with its designers have been a significant contributor to its past success. The Company has no guaranteed supply arrangements with its principal merchandising sources. Accordingly, there can be no assurance that such sources will continue to meet the Company’s quality, style and volume requirements. Moreover, nearly all of the top designer brands sold by the Company are also sold by competing retailers, and many of these top designer brands also have their own dedicated retail stores. If one or more of these top designers were to cease providing the Company with adequate supplies of merchandise or, conversely, were to increase sales of merchandise through its own stores or to the stores of other competitors, the Company’s business could be adversely affected. In addition, any decline in the popularity or quality of any of these designer brands could adversely affect its business.

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

The Company depends on the orderly operation of the receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of distribution centers. Although the Company believes that its receiving and distribution process is efficient, and the Company has appropriate contingency plans, unforeseen disruptions in operations due to fire, hurricanes or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to the Company’s stores.

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

Loss of the Company’s trademarks and service marks or damage to the Company’s brand could have a material adverse effect on the company’s results of operations.

The Company owns many trademarks and service marks including, but not limited to, “Saks Fifth Avenue,” “SFA,” “S5A,” “The Fifth Avenue Club,” “SAKSFIRST,” “SFA Signature,” “SFA Classic,” “SFA Sport.” “Off 5th,” and “Club Libby Lu.” Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company’s trademarks and service marks are registered in the United States Patent and Trademark Office. In addition, the Company has a well-recognized brand that it believes represents unsurpassed customer service and quality merchandise. Any significant damage to the Company’s brand or reputation may negatively impact same-store sales, lower employee morale and productivity, and diminish customer trust, resulting in a reduction in shareholder value.

Fluctuations in foreign currency could have an adverse impact on the Company’s business.

The Company purchases a substantial portion of its inventory from foreign suppliers whose cost to the Company is affected by the fluctuation of their local currency against the dollar or who price their merchandise in currencies other than the dollar. Although fluctuations in the Euro-U.S. dollar exchange rate have the largest impact on the Company’s business, it procures goods from many countries and, consequently, is affected by fluctuations in the U.S. dollar relative to the currencies of the countries from which the Company purchases goods. Accordingly, changes in the value of the dollar relative to foreign currencies may increase the Company’s cost of goods sold. If the Company is unable to pass such cost increases on to its customers or the higher cost of the products results in decreased consumption, gross margins, and ultimately earnings, would decrease.

A privacy breach could adversely affect the Company’s business.

The protection of customer, employee, and company data is critical to the Company. In particular, the Company utilizes customer data captured through the use of proprietary credit cards to develop advertising and promotional events. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across business units. In addition, customers have a high expectation that the Company will adequately protect their personal information. A significant breach of customer, employee, or company data could damage the Company’s reputation and result in lost sales, fines, or lawsuits.

Ownership and leasing of significant amounts of real estate exposes the Company to possible liabilities and losses.

The majority of the SFA stores are owned while all of the Off Fifth and CLL stores are leased. Accordingly, the Company is subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and their costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area, as well as liability for environmental conditions. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. The Company generally cannot cancel these leases. If an existing or future store is not profitable, and the Company decides to close it, the Company may be committed to perform certain obligations under the applicable lease including, among other things, paying rent for the balance of the applicable lease term. In addition, as each of the leases expires, the Company may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause the Company to close stores in desirable locations. If an existing owned store is not profitable, and the Company decides to close it, the Company may be required to record an impairment charge and/or exit costs associated with the disposal of the store. In addition, the Company may not be able to close an unprofitable owned store due to an existing operating covenant which may cause the Company to operate the location at a loss and prevent us from finding a more desirable location.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position
Stephen I. Sadove	56	Chairman of the Board of Directors; Chief Executive Officer; Director

Ronald L. Frasch	58	President and Chief Merchandising Officer

Julia A. Bentley	49	Senior Vice President of Investor Relations and Communications; Corporate Secretary

Carolyn R. Biggs	60	Executive Vice President of Stores and Store Operations

Michael A. Brizel	51	Executive Vice President and General Counsel

Denise Incandela	43	President, Saks Direct and Group Senior Vice President

Thomas G. Matthews	53	Group Senior Vice President of Asset Protection,, Logistics; Store Planning, and Construction; Chief Ethics and Compliance Officer

Marc J. Metrick	34	Group Senior Vice President of Merchandise Planning and Chief Strategy Officer

Christine A. Morena	52	Executive Vice President of Human Resources

Michael Rodgers	43	Executive Vice President of Service Operations and Chief Information Officer

Terron E. Schaefer	63	Group Senior Vice President of Creative and Marketing

Robert T. Wallstrom	42	President, Off Fifth and Group Senior Vice President

Kevin G. Wills	42	Executive Vice President of Finance and Chief Financial Officer

Stephen I. Sadove was named Chief Executive Officer of the Company in January 2006 and assumed the additional role of Chairman of the Board of Directors in May 2007. Mr. Sadove joined the Company in January 2002 as Vice Chairman and assumed the additional responsibility of Chief Operating Officer in March 2004. Prior to joining the Company, Mr. Sadove served as Senior Vice President of Bristol-Myers Squibb and President of Bristol-Myers Squibb Worldwide Beauty Care from 1996 until January 2002. From 1991 until 1996, Mr. Sadove held various other executive positions with Bristol-Myers Squibb. From 1975 until 1991, Mr. Sadove held various positions of increasing responsibility with General Foods USA.

Ronald L. Frasch was named President and Chief Merchandising Officer of the Company in February 2007. Mr. Frasch joined SFA in January 2004, served in a non-executive capacity through November 2004, and held the post of Vice Chairman and Chief Merchant of SFA from November 2004 until January 2007. Prior to joining the Company, he served as Chairman and Chief Executive Officer of Neiman Marcus Group’s Bergdorf Goodman from April 2000 until January 2004. Prior to that, he held merchandising and executive posts with other companies including GFT USA, Escada USA, Neiman Marcus, and SFA.

Julia A. Bentley has served as Senior Vice President of Investor Relations and Communications and Corporate Secretary of the Company since September 1997. Ms. Bentley joined the Company in 1987 and has held various financial positions, including Chief Financial Officer. Prior to joining the Company, she was an audit manager with Ernst & Young.

Carolyn R. Biggs was named Executive Vice President of Stores and Store operations in February 2008. Ms. Biggs served as Executive Vice President of Stores, Store Visual, Planning and Construction from February 2007 through January 2008. She joined the Company in July 1993 and has held various leadership positions since that time, including Senior Vice President and Director of Stores for SFA. Prior to joining the Company, she was General Manager of I. Magnin from 1988 to 1993 and held various merchandising positions for Bullocks from 1973 to 1988.

Michael A. Brizel joined the Company in April 2007 and was named to the post of Executive Vice President and General Counsel in May 2007. Mr. Brizel served in a variety of positions of increasing responsibility with The Reader’s Digest Association, Inc. between 1989 and April 2007, including Senior Vice President and General Counsel, a position he assumed in 2002. Prior to Reader’s Digest, Mr. Brizel was a member of the legal department of General Foods Corporation from 1983-1989 and an associate with the New York law firm of Summit, Rovins and Feldesman, from 1980-1983.

Denise Incandela was promoted to President, Saks Direct and Group Senior Vice President of the Company in February 2007. Ms. Incandela joined the Company in July 1999 and has held various leadership positions since that time, including Senior Vice President of Saks Direct. Prior to joining the Company, she was a senior consultant with McKinsey & Company.

Thomas G. Matthews was named Group Senior Vice President of Asset Protection, Logistics, Store Planning and Construction and Chief Ethics and Compliance Officer of the Company in February 2008. Mr. Matthews served as Group Senior Vice President of Asset Protection, Store Operations and Logistics and Chief Ethics and Compliance Officer from February 2007 until January 2008. From April 1999 until January 2007, Mr. Matthews served as Group Senior Vice President, Asset Protection, Store Operations, Ethics and Compliance. He joined the Company in 1993 as Vice President — Loss Prevention. Prior to joining the Company, Mr. Matthews served as Senior Vice President — Loss Prevention for Ann Taylor, Inc. from 1989 until 1992 and in various loss prevention positions for Lord & Taylor from 1976 to 1989.

Marc J. Metrick was named Group Senior Vice President and Chief Strategy Officer of the Company in February 2007. Mr. Metrick joined the Company in June 1995 as an executive trainee. Beginning in June 1997, Mr. Metrick served in various planning roles, including Vice President — Merchandise Planning and Senior Vice President — Strategic Planning.

Christine A. Morena joined the Company in January 2007 as Executive Vice President of Human Resources. Ms. Morena spent her career from 1976 through 2006 with AT&T Inc., where she held various positions of increasing responsibility, including Senior Vice President of Human Resources for AT&T Corporation, a subsidiary of AT&T Inc.

Michael Rodgers was named Executive Vice President of Service Operations and Chief Information Officer for the Company in February 2008. Mr. Rodgers served as Executive Vice President of Information Technology, Operations and Credit for the Company from May 2007 through January 2008. Mr. Rodgers joined McRae’s, Inc. (acquired by the Company in 1994) in 1993 as Director of Credit. He was promoted to Vice President of Credit for the Company in 1996 and to Senior Vice President of Credit in 1997, a position he held until 2002. Mr. Rodgers served as Executive Vice President of Operations from 2002 until April 2007. Prior to joining the Company, he held credit management positions with Boscov’s and Woodward & Lothrop.

Terron E. Schaefer joined the Company in March 2004 as Senior Vice President of Marketing and was elevated to the post of Group Senior Vice President, Creative and Marketing in September 2006. Prior to joining the Company, Mr. Schaefer was Worldwide Creative Director for Simon Property Group from September 2003 until February 2004 and was the Co-founder and Co-CEO of style365.com from August 1998 to July 2002. He served as Senior Vice President, Marketing — Worldwide Retail for Warner Brothers from 1995 to 1998; and between 1988 to 1995 his retail experience included leadership positions in marketing at Macy’s West, Galerias

Preciados, and Harrods. Mr. Schaefer also served in various leadership positions in marketing at Bloomingdale’s, William Filene and Sons, and at Hill Holliday Connors Cosmopulos. He began his marketing career with Doyle Dane Bernbach, where he rose to Vice President, International.

Robert T. Wallstrom was named President, Off Fifth and Group Senior Vice President of the Company in February 2007. Mr. Wallstrom joined the Company in June 1995 and has held various leadership positions since that time, including Senior Vice President and General Manager of the SFA flagship store in New York City. Prior to joining the Company, he was a store manager for Macy’s/Bullocks.

Kevin G. Wills was named Executive Vice President and Chief Financial Officer of the Company in May 2007. Mr. Wills served as Executive Vice President of Finance and Chief Accounting Officer from May 2005 until May 2007. He joined the Company in September 1997 and has served in the following capacities: Vice President of Financial Reporting from September 1997 to August 1998; Senior Vice President of Strategic Planning from September 1998 to August 1999; Senior Vice President of Planning and Administration of SDSG from September 1999 to January 2003; and Executive Vice President of Operations for Parisian from February 2003 to May 2005. Prior to joining the Company, Mr. Wills was Vice President and Controller for the Tennessee Valley Authority and before that, he was an audit manager with Coopers and Lybrand (now PricewaterhouseCoopers, LLP).

Item 2. Properties.

The Company currently operates two principal distribution facilities as follows:

Company Stores Served	Location of Facility	Square Feet	Owned/Leased
Saks Fifth Avenue, Off Fifth and Saks Direct	Aberdeen, Maryland	514,000	Leased
Saks Fifth Avenue and Off Fifth	Ontario, California	120,000	Leased

The Company’s principal administrative offices are as follows:

Office	Location of Facility	Square Feet	Owned/Leased
Corporate Operations Center	Jackson, Mississippi	272,000	Owned
Corporate Office Headquarters and SFA Offices	New York, New York	298,000	Leased
CLL Support Offices	Chicago, Illinois	46,000	Leased

During the first half of 2007, the Company completed the consolidation of its corporate staff and administration functions from Birmingham, Alabama into the existing SFA corporate offices in New York City and Jackson, Mississippi.

The following table sets forth information about the Company’s stores as of March 14, 2008. The majority of the SFA stores are owned while all of the Off Fifth stores are leased. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Generally, store leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years. Off Fifth leases typically have shorter terms.

	Owned Locations		Leased Locations		Total
Store Name	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Primary Locations
Saks Fifth Avenue	31	4.1	23	1.9	54	6.0	National
Off Fifth	—	0.0	48	1.4	48	1.4	National

Total	31	4.1	71	3.3	102	7.4

In addition to the stores listed above, the Company also operated 95 CLL specialty stores, which includes 75 standalone stores and 20 store-in-stores in the former SDSG businesses, at March 14, 2008. These stores are leased and are typically one to two thousand square feet of space in regional malls.

Item 3. Legal Proceedings.

Investigations

At management’s request, the Audit Committee of the Company’s Board of Directors conducted an internal investigation in 2004 and 2005. In 2004, the Company informed the Securities and Exchange Commission (“SEC”) of the Audit Committee’s internal investigation. Thereafter, the Company was informed by the SEC that it issued a formal order of private investigation. Thereafter, the Company was informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. On September 5, 2007, the SEC filed a complaint in the United Stated District Court for the Southern District of New York related to improper collections of vendor markdown allowances in one of six SFA merchandising divisions prior to 2004 and a 2002 internal investigation into these collections, the improper timing of the recording of inventory markdowns at Saks Fifth Avenue in 1999 and 2001 and related accounting and disclosure issues. The Company consented to the entry of a final judgment by the Court without admitting or denying the allegations of the complaint filed by the SEC. The final judgment permanently enjoins the Company and its officers and employees from violating the federal securities laws related to the Company’s reporting, record-keeping and internal controls. No fines or other monetary sanctions were levied against the Company. The Company fully cooperated with the SEC during the course of the SEC’s investigation.

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

	Year Ended February 2, 2008		Year Ended February 3, 2007
	High	Low	High	Low
First Quarter	$22.00	$18.02	$20.48	$18.11
Second Quarter	$23.25	$17.94	$20.59	$15.04
Third Quarter	$22.63	$14.38	$19.64	$14.10
Fourth Quarter	$23.05	$14.70	$21.00	$16.46

Holders

As of March 14, 2008, there were approximately 2,263 shareholders of record of the Company’s common stock.

Performance Graph

The following graph and table compare cumulative total shareholder return among the Company, the S&P Midcap 400 Index, the S&P 500 Department Stores Index, and a Retail Peer Group Index (weighted by market capitalization and consisting of Dillard’s, Inc.; Macy’s, Inc.; Nordstrom, Inc.; J.C. Penney Company, Inc.; and, through the fiscal year ended January 29, 2005, The May Department Stores Company and The Neiman Marcus Group, Inc., both of which were acquired in 2005 and are no longer public companies) assuming an initial investment of $100 and reinvestment of dividends.

Description	Starting Basis 2/1/03	1/31/04	1/29/05	1/28/06	2/3/07	2/2/08
Saks Incorporated	$100.00	$191.87	$176.21	$242.74	$383.62	$361.91
S&P Midcap 400	$100.00	$142.73	$156.29	$192.53	$211.89	$209.53
S&P 500 Department Stores	$100.00	$136.37	$160.59	$187.51	$269.68	$172.19
Retail Peer Group	$100.00	$169.06	$212.20	$296.05	$401.92	$262.54

This “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Dividends

During the fiscal year ended February 3, 2007, the Company declared a cash dividend of $4.00 per share of common stock payable on May 1, 2006 to holders of record on April 14, 2006. The dividend totaled approximately $548 million. During the same fiscal year, the Company declared a second cash dividend of $4.00 per share of common stock payable on November 30, 2006 to holders of record on November 15, 2006. The dividend totaled approximately $559 million. Future dividends, if any, will be determined by the Company’s Board of Directors in light of circumstances then existing, including earnings, financial requirements, and general business conditions. The Company does not anticipate paying dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock. The Company purchased approximately 1.7 million shares of common stock during the year ended February 2, 2008 for a total of approximately $27.5 million. The Company has remaining availability of approximately 35.7 million shares under its 70 million share repurchase authorization. The Company did not repurchase shares of common stock during the fourth quarter of fiscal 2007.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	Year Ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	February 2, 2008	February 3, 2007*	January 28, 2006	January 29, 2005	January 31, 2004
CONSOLIDATED INCOME STATEMENT DATA:
Net sales	$3,282,640	$2,940,003	$2,778,333	$2,766,977	$2,441,989

Cost of sales (excluding depreciation and amortization)	1,999,227	1,804,294	1,754,833	1,681,297	1,483,676

Gross margin	1,283,413	1,135,709	1,023,500	1,085,680	958,313
Selling, general and administrative expenses	850,158	819,218	830,495	796,574	687,484
Other operating expenses	330,419	324,451	328,799	318,843	310,107
Impairments and dispositions	4,816	12,443	(7,848)	20,768	5,360

Operating income (loss)	98,020	(20,403)	(127,946)	(50,505)	(44,638)
Interest expense	(42,314)	(50,136)	(77,188)	(104,773)	(107,927)
Gain (loss) on extinguishment of debt	(5,634)	7	(29,375)	—	(10,506)
Other income, net	24,908	28,407	7,705	4,048	5,004

Income (loss) before income taxes and cumulative effect of accounting change	74,980	(42,125)	(226,804)	(151,230)	(158,067)
Provision (benefit) for income taxes	27,507	(34,783)	(93,161)	(71,024)	(80,368)

Income (loss) from continuing operations	47,473	(7,342)	(133,643)	(80,206)	(77,699)
Discontinued operations:
Income from discontinued operations	—	193,377	321,443	235,468	252,263
Provision for income taxes	—	132,293	165,452	94,177	102,200
Income from discontinued operations	—	61,084	155,991	141,291	150,063

Net income	$47,473	$53,742	$22,348	$61,085	$72,364

Basic earnings per common share:
Income (loss) from continuing operations	$.34	$(.05)	$(.97)	$(.58)	$(.56)
Income from discontinued operations	$—	$.45	$1.13	$1.01	$1.07
Net Income	$.34	$.40	$.16	$.44	$.52
Diluted earnings per common share:
Income (loss) from continuing operations	$.31	$(.05)	$(.97)	$(.58)	$(.56)
Income from discontinued operations	$—	$.45	$1.13	$1.01	$1.07
Net Income	$.31	$.40	$.16	$.44	$.52
Weighted average common shares:
Basic	140,402	135,880	138,348	139,470	139,824
Diluted	153,530	135,880	138,348	139,470	139,824

CONSOLIDATED BALANCE SHEET DATA:
Working capital	$345,097	$388,061	$799,601	$1,115,460	$1,060,094
Total assets	$2,371,024	$2,544,303	$3,850,725	$4,709,014	$4,684,357
Long-term debt, less current portion	$253,346	$450,010	$722,736	$1,346,222	$1,125,637
Shareholders’ equity	$1,175,606	$1,096,139	$1,999,383	$2,062,418	$2,271,337
Cash dividends (per share)	$—	$8.00	$—	$2.00	$—

*	The year ended February 3, 2007 includes an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle.

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

OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) operations consist of Saks Fifth Avenue (“SFA”), Off Fifth, and Club Libby Lu (“CLL”). Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for the prior year periods and are discussed below at “Discontinued Operations.”

The Company is a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. Off Fifth is intended to be the premier luxury off-price retailer in the United States. Off Fifth stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. CLL consists of mall-based specialty stores, targeting girls aged 4-12 years old. As of February 2, 2008, Saks operated 54 SFA stores with approximately 6.0 million square feet, 48 Off Fifth units with approximately 1.4 million square feet, and 95 CLL specialty stores, which includes 75 standalone stores and 20 store-in-stores in the former SDSG businesses, with approximately 139 thousand square feet.

As a result of the sale of the SDSG businesses, the Company has become primarily focused on the luxury retail sector. All of the goods that the Company sells are discretionary items. Consequently, a downturn in the economy or difficult economic conditions may result in fewer customers shopping in the Company’s stores or online. In response, the Company may have to increase the duration and/or frequency of promotional events and offer larger discounts in order to attract customers, which would reduce gross margin and adversely affect the results of operations.

The Company continues to make targeted investments in key areas to improve customer service and enhance merchandise assortment and allocation effectiveness. In addition, strategic investments are being made to remodel and expand existing selling space with a heightened focus on return on investment. The Company believes that its long-term strategic plans can deliver additional operating margin expansion in future years.

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

SAKS FIFTH AVENUE NEW ORLEANS STORE

In late August 2005, the SFA store in New Orleans suffered substantial water, fire, and other damage related to Hurricane Katrina. The Company reopened the store in the fourth fiscal quarter of 2006 after necessary repairs and renovations were made to the property.

The SFA New Orleans store was covered by both property damage and business interruption insurance. The property damage coverage paid to repair and/or replace the physical property damage and inventory loss, and the business interruption coverage reimbursed the Company for lost profits as well as continuing expenses related to loss mitigation, recovery, and reconstruction for the full duration of the reconstruction period plus three months. The Company recorded in 2005 both (i) a $14.7 million gain on the excess of the replacement insurance value over the recorded net book value of the lost and damaged assets and (ii) $2.6 million of expenses related to the insurance deductible. In 2006, the Company recorded an adjustment (credit) of $1.6 million related to the insurance deductible. In 2007, the Company recorded a gain of $13.5 million associated with the proceeds from the business interruption claims.

FINANCIAL PERFORMANCE SUMMARY

On a consolidated basis, both net sales and comparable store sales for the year ended February 2, 2008 increased 11.7%. The Company recorded income from continuing operations and net income of $47.5 million, or $0.31 per share, compared to a loss from continuing operations of $7.3 million, or $0.05 per share, for the years ended February 2, 2008 and February 3, 2007, respectively. After recognition of the Company’s after-tax gain from discontinued operations of $61.1 million, or $0.45 per share, net income totaled $53.7 million, or $0.40 per share for the year ended February 3, 2007.

The year ended February 2, 2008 included net after-tax charges totaling $16.2 million, or $.11 per share, primarily related to $18.1 million, or $0.12 per share, for retention, severance, and transition costs related to the Company’s downsizing and consolidation following the disposition of its SDSG businesses. Additionally, legal and investigation costs totaled $3.7 million, or $.02 per share, associated with the previously disclosed investigation by the SEC (which has been concluded) and the investigation by the Office of the United States Attorney for the Southern District of New York as well as the settlement of two related vendor lawsuits. The year ended February 2, 2008 also included a loss on extinguishment of debt totaling $3.4 million or $.02 per share, related to the repurchase of $106.3 million of senior notes, $2.9 million, or $.02 per share, related to asset impairments and dispositions, and $0.8 million expense related to a state tax adjustment. These expenses were partially offset by an insurance adjustment (credit) of $8.1 million, or $0.05 per share, related to the New Orleans Store, as well as a gain of $1.6 million, or $.01 per share, related to an Off Fifth store closing and the sale of an unused support facility. Lastly, there was a $3.0 million, or $.02 per share, state income tax valuation adjustment (credit).

The year ended February 3, 2007 included net after-tax charges totaling $34.3 million, or $0.25 per share, primarily due to $22.3 million, or $0.16 per share, for retention and severance and a $21.0 million, or $0.15 per share, non-cash charge related to the accounting treatment under the Statement of Financial Accounting Standard (SFAS) No. 123R “Accounting for Stock-Based Compensation,” (SFAS No. 123R) for the discretionary anti-dilution adjustment made to outstanding options in connection with the Company’s $4 per common share dividends paid in May and November 2006. Additionally, there was a charge of $7.8 million, or $0.06 per share, primarily related to asset impairments and dispositions, and expenses of $3.6 million, or $0.03 per share, related to legal and other costs associated with the previously disclosed investigations. This was partially offset by income of $16.8 million, or $0.12 per share, due to the favorable conclusion of certain tax examinations and the adjustment of certain tax valuation allowances, a gain of $2.6 million, or $0.02 per share, related to a one-time gain on the curtailment of the Company’s pension plan, and an insurance adjustment (credit) of $1.0 million, or $0.01 per share, related to the New Orleans store.

The year ended February 3, 2007 included an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle for many retailers. Management estimates that the 53rd week added $0.06 per share to earnings per share for the year ended February 3, 2007.

The year ended January 28, 2006 included net after-tax charges totaling $43.1 million, or $.31 per share, primarily related to a loss on extinguishment of debt totaling $17.9 million, or $.13 per share, as well as an expense of $15.4 million, or $.11 per share, related to retention and severance costs. Additionally there was an expense of $12.0 million, or $.09 per share, related to the aforementioned investigations, a charge of $6.1 million, or $.04 per share, related to asset impairments and dispositions. The year ended January 28, 2006, also included an expense of $1.6 million, or $.01 per share, related to the insurance deductible for the SFA New Orleans store. This was partially offset by a gain of $8.9 million, or $.06 per share, for the New Orleans store insurance settlement. Lastly, there was income of $1.0 million, or $.01 per share, related to the Company’s estimated share of proceeds from the Visa/MasterCard antitrust litigation settlement.

The retail environment is challenging and competitive. Uncertain conditions make the forecasting of near-term results difficult. The Company believes that execution of key strategic initiatives, as well as its expectations for long-term growth in the luxury retail market provides the Company an opportunity and the resources to enhance shareholder value.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of income, expressed as percentages of net sales (numbers may not total due to rounding):

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	100%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	60.9	61.4	63.2

Gross margin	39.1	38.6	36.8
Selling, general and administrative expenses	25.9	27.9	29.9
Other operating expenses	10.0	11.0	11.8
Impairments and dispositions	0.1	0.4	(0.3)

Operating income (loss)	3.0	(0.7)	(4.6)
Interest expense	(1.3)	(1.7)	(2.8)
Gain (loss) on extinguishment of debt	(0.2)	0.0	(1.1)
Other income, net	(0.8)	1.0	0.3

Income (loss) before income taxes	2.3	(1.4)	(8.2)
Provision (benefit) for income taxes	0.8	(1.2)	(3.4)

Income (loss) from continuing operations	1.4	(0.2)	(4.8)
Discontinued operations:
Income from discontinued operations
(including gain (loss) on disposal)	—	6.5	11.6
Provision for income taxes	—	4.5	6.0

Income from discontinued operations	—	2.1	5.6

Net income	1.4%	1.8%	0.8%

FISCAL YEAR ENDED FEBRUARY 2, 2008 (“2007”) COMPARED TO FISCAL YEAR ENDED

FEBRUARY 3, 2007 (“2006”)

DISCUSSION OF OPERATING INCOME — CONTINUING OPERATIONS

The following table shows the changes in operating income (loss) from 2006 to 2007:

(In Millions)	Total Company
2006 Operating Loss — Continuing Operations	$(20.4)

Store sales and margin	147.7
Operating expenses	(36.9)
Impairments and dispositions	7.6

Change	118.4

2007 Operating Income — Continuing Operations	$98.0

For the year ended February 2, 2008, the Company’s operating income totaled $98.0 million, a 370 basis point improvement from an operating loss of $20.4 in the same period last year. Operating income was driven by a 11.7% increase in comparable store sales and expense management which resulted in a 330 basis point improvement in the expense rate as a percentage of sales. Additionally, the gross margin rate improved 40 basis points for the year ended February 2, 2008. The improvement in gross margin dollars and the gross margin rate was principally attributable to the higher sales driven by the strengthening of merchandise assortments by store and enhancements to the merchandise planning and allocation process.

NET SALES

For the year ended February 2, 2008, total sales increased 11.7% to $3,282.6 million from $2,940.0 million for the year ended February 3, 2007. The fiscal year ended February 3, 2007 included an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle for many retailers which accounted for $43.6 million of the increase in sales above the year ended January 28, 2006. Consolidated comparable store sales increased $335 million, or 11.7% from $2,855.4 million for the 52-week period ended January 27, 2007 to $3,190.4 million at February 2, 2008. The previously mentioned 53rd week has been excluded from the comparable store sales calculation.

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

GROSS MARGIN

For the year ended February 2, 2008, gross margin was $1,283.4 million, or 39.1% of net sales, compared to $1,135.7 million, or 38.6% of net sales, for the year ended February 3, 2007. The improvement in gross margin dollars and gross margin rate was principally attributable to the higher sales driven by the strengthening of merchandise assortments by store and enhancements to the merchandise planning and allocation process.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended February 2, 2008, SG&A was $850.2 million, or 25.9% of net sales, compared to $819.2 million, or 27.9% of net sales, for the year ended February 3, 2007. The net increase of $30.9 million in expenses was primarily driven by higher variable expenses associated with the year over year sales increase of $342.6 million. The prior year period included a $33.4 million charge associated with the anti-dilution adjustment made to outstanding options related to the Company’s $4 per share dividend paid on May 1, 2006 and the $4 per share dividend paid on November 30, 2006. As a percentage of sales, SG&A decreased by 200 basis points over the prior year; however, excluding the anti-dilution adjustment noted above, SG&A expense as a percentage of sales declined 80 basis points over the prior year.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense, in dollars or as a percentage of net sales.

OTHER OPERATING EXPENSES

For the year ended February 2, 2008, other operating expenses were $330.4 million, or 10% of net sales, compared to $324.5 million, or 11% of net sales, for the year ended February 3, 2007. The increase of $6.0 million was principally driven by higher depreciation and amortization expense of $6.1 million and an increase in taxes other than income taxes of $6.2 million. This is partially offset by a decrease in property and equipment rentals of $6.7 million for the year ended February 2, 2008. As a percentage of sales, other operating expenses decreased slightly, reflecting the ability to leverage expenses as store sales increased.

IMPAIRMENTS AND DISPOSITIONS

For the year ended February 2, 2008, the Company recognized net charges from impairments and dispositions of $4.8 million compared to net charges of $12.4 million for the year ended February 3, 2007. The current and prior year net charges were primarily due to asset impairments in the normal course of business.

INTEREST EXPENSE

Interest expense declined to $42.3 million in 2007 from $50.1 million in 2006 and, as a percentage of net sales, decreased to 1.3% in 2007 from 1.7% in 2006. The decrease of $7.8 million was primarily due to the reduction in debt resulting from the repurchase of approximately $106.3 million of senior notes during the year ended February 2, 2008.

GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT

During the year ended February 2, 2008, the Company repurchased a total of approximately $106.3 million of senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of $5.6 million. For the year ended February 3, 2007, the Company repurchased a total of approximately $0.2 million in principal amount of senior notes. The repurchase of these notes resulted in a gain on extinguishment of debt of $7 thousand.

OTHER INCOME, NET

Other income decreased to $24.9 million in 2007 from $28.4 million in 2006 primarily due to the decrease in interest income of $18.6 million as the Company invested the cash proceeds from the NDSG and Parisian dispositions prior to the payment of the May and November $4 per common share dividends in 2006. This is partially offset by an increase to other income of approximately $13.5 million due to the business interruption insurance settlement proceeds received for the SFA New Orleans store, which was destroyed in the aftermath of hurricane Katrina. Other income in 2007 also included $2.7 million related to an Off Fifth store closing and the sale of an unused support facility.

INCOME TAXES

For 2007 and 2006 the effective income tax rate differs from the federal statutory tax rate due to state income taxes and other items such as executive compensation, tax-exempt interest, the change in state deferred tax rates, the change in valuation allowance against state net operating loss carryforwards, and the effect of concluding tax examinations and other tax reserve adjustments. Including the effect of these items, the Company’s effective income tax rate was 36.7% and 48.7% in 2007 and 2006, respectively. Management anticipates that income tax rates in future years will be closer to 40%.

FISCAL YEAR ENDED FEBRUARY 3, 2007 (“2006”) COMPARED TO FISCAL YEAR ENDED

JANUARY 28, 2006 (“2005”)

DISCUSSION OF OPERATING INCOME — CONTINUING OPERATIONS

The following table shows the changes in operating loss from 2005 to 2006:

(In Millions)	Total Company
2005 Operating Loss — Continuing Operations	$(127.9)

Store sales and margin	112.2
Operating expenses	15.6
Impairments and dispositions	(20.3)

Decrease	107.5

2006 Operating Loss — Continuing Operations	$(20.4)

For the year ended February 3, 2007, the Company’s operating loss totaled $20.4 million, an 84% improvement from the $127.9 million loss in the same period last year. Operating income was positively impacted by a 4.9% increase in comparable store sales, a 180 basis point improvement in the gross margin rate due to improved sell-throughs of full priced merchandise, and an $11.3 million decline in SG&A expenses. The SG&A expense reduction was primarily due to improved expense leverage resulting from expense control, coupled with increasing comparable store sales, continued progress on the Company’s corporate infrastructure downsizing, and the elimination or reduction of items that the Company does not expect to be long-term continuing obligations such as investigation expenses, severance/retention expenses, and insurance deductible expenses related to the SFA New Orleans store. The improvement in operating income was partially offset by a $33.4 million FAS 123R charge associated with the discretionary anti-dilution adjustment on outstanding options and by a $20.3 million year-over-year increase in impairments and dispositions costs, primarily resulting from the $14.7 million gain recognized in 2005 related to the SFA New Orleans store insurance settlement.

NET SALES

For the year ended February 3, 2007, total sales increased 5.8% to $2,940.0 million from $2,778.3 million for the year ended January 28, 2006. Consolidated comparable store sales increased 4.9% to $2,842.7 million for the year ended February 3, 2007 from $2,709.1 million for the year ended January 28, 2006. The net effect of sales from new and closed stores resulted in a $13.7 million reduction, while the net effect of the SFA New

Orleans store also resulted in a $13. 7 million reduction. The year ended February 3, 2007 included an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle for many retailers which accounted for $43.6 million of the increase in sales above 2005.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended February 3, 2007, SG&A was $819.2 million, or 27.9% of net sales, compared to $830.5 million, or 29.9% of net sales, for the year ended January 28, 2006. The net decrease of $11.3 million in expenses was principally due to expense improvement resulting from the Company’s corporate infrastructure downsizing, offset partially by the $33.4 million charge associated with SFAS 123R. Additionally, SG&A expense decreased as a result of a $14.5 million decrease in investigation related expenses, a $4.3 million reduction in insurance deductible expenses related to the New Orleans store, and a $4.3 million reduction in pension expense related to the pension curtailment gain, and SG&A increased as a result of an $11.0 million increase in incentive compensation and a year-over-year increase of $11.1 million in retention costs associated with the SDSG strategic alternatives process.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense, in dollars or as a percentage of net sales.

OTHER OPERATING EXPENSES

For the year ended February 3, 2007, other operating expenses were $324.5 million, or 11.0% of net sales, compared to $328.8 million, or 11.8% of net sales, for the year ended January 28, 2006. As a percent of sales, other operating expenses decreased slightly, reflecting the ability to leverage essentially flat costs and a comparable store sales increase.

IMPAIRMENTS AND DISPOSITIONS

For the year ended February 3, 2007, the Company recognized net charges from impairments and dispositions of $12.4 million compared to net gains of $7.8 million for the year ended January 28, 2006. The net charges for the year ended February 3, 2007 were primarily due to impairments and disposition charges in the normal course of business and lease termination costs related to store closings, while the 2005 net gains primarily related to the insurance settlement received on the New Orleans store, partially offset by impairments and dispositions in the normal course of business.

INTEREST EXPENSE

Interest expense declined to $50.1 million in 2006 from $77.2 million in 2005 and, as a percentage of net sales, decreased to 1.7% in 2006 from 2.8% in 2005. The improvement of $27.1 million was due to the reduction in debt resulting from the repurchase of approximately $585.7 million and $21.4 million of senior notes in July 2005 and August 2005, respectively.

GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT

During the year ended February 3, 2007 the Company repurchased a total of approximately $0.2 million in principal amount of senior notes. The repurchase of these notes resulted in a gain on extinguishment of debt of $7 thousand. For the year ended January 28, 2006, the Company repurchased a total of approximately $607.1 million in principal amount of senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $29.4 million related principally to the write-off of deferred financing costs and a premium on previously exchanged notes.

OTHER INCOME, NET

Other income increased to $28.4 million in 2006 from $7.7 million in 2005 due principally to increased short-term investments as the Company invested the cash proceeds from the NDSG and Parisian dispositions prior to the payment of the May 2006 and November 2006 $4 per common share dividends.

INCOME TAXES

For 2006 and 2005 the effective income tax rate differs from the federal statutory tax rate due to state income taxes and other items such as executive compensation, tax-exempt interest, the change in state deferred tax rates, the change in valuation allowance against state net operating loss carryforwards, and the effect of concluding tax examinations. Including these items, the Company’s effective income tax rate was 48.7% and 41.1% in 2006 and 2005, respectively.

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

Cash provided by operating activities from continuing operations was $71.5 million in 2007, $151.0 million in 2006 and $97.9 million in 2005. Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase to support higher expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $79.5 million decrease in cash flows from continuing operations in 2007 from 2006 was primarily due to a decrease in accounts payable and accrued liabilities and increased inventory levels, partially offset by higher net income. The $53.1 million increase in cash flows from continuing operations in 2006 from 2005 was primarily due to an increase in accounts payable and accrued liabilities and higher income from continuing operations, partially offset by increased inventory levels.

Cash used in investing activities from continuing operations was $128.6 million in 2007, $123.5 million in 2006 and $116.9 million in 2005. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $5.1 million increase in cash used in 2007 is primarily related to an increase in capital expenditures of approximately $17.3 million, partially offset by the increase in proceeds from the sale of SFA property of approximately $12.2 million. The $6.6 million increase in net cash used in 2006 is primarily due to proceeds received from the sale of property and equipment in 2005 that was non-recurring in nature.

Cash used in financing activities from continuing operations was $119.6 million in 2007, $1,041.2 million in 2006 and $762.2 million in 2005. The 2007 use relates to the repurchase of approximately $106.3 million in principal amount of senior notes. The 2006 use primarily relates to the payment of cash dividends totaling $1,095.0 million, while the 2005 use primarily relates to the repurchase of approximately $607.1 million in principal amount of senior notes due to the completion of the tender offers and consent solicitations.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling approximately $547.5 million, and the Company reduced shareholders’ equity by that amount. Approximately $539.0 million of the dividend was paid on May 1, 2006 to shareholders of record as of April 14, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

On October 3, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling approximately $558.6 million, and the Company reduced shareholders’ equity by that amount. Approximately $552.0 million of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

During the year ended February 3, 2007, the Company repurchased 450 thousand shares of Saks’ common stock at a cost of approximately $6.5 million, which left 37.4 million shares available for repurchase under the Company’s existing share repurchase program.

During the year ended February 2, 2008, the Company repurchased approximately 1.7 million shares of its common stock at a cost of approximately $27.5 million. At February 2, 2008, there were 35.7 million shares remaining available for repurchase under the Company’s existing shares repurchase program.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are comprised of cash on hand and availability under its revolving credit facility. At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced from $800 million to $500 million in March 2006. In September 2006, the maturity date of the revolving credit facility was extended to September 2011. At February 2, 2008 and February 3, 2007, the Company maintained cash and cash equivalent balances of $101.2 million and $277.9 million, respectively. Exclusive of approximately $15.7 million and $12.4 million of store operating cash at February 2, 2008 and February 3, 2007, respectively, cash was invested principally in various money market funds. There was no restricted cash at February 2, 2008 and February 3, 2007.

At February 2, 2008, the Company had no direct borrowings under its $500 million revolving credit facility, and had $31.9 million in unfunded letters of credit, leaving unutilized availability under the facility of $468.1 million. The Company had maximum unfunded letters of credit of $48.3 million on its revolving credit facility during 2007. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At February 2, 2008, the Company’s capital and financing structure was comprised of a revolving credit facility, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. At February 2, 2008, total debt was $572.6 million, representing a decrease of $114.1 million from the balance of $686.7 million at February 3, 2007. This decrease in debt was primarily the result of the $106.3 million repurchase of senior notes in 2007. Additionally, the debt-to-capitalization ratio decreased to 32.8% from 38.5% in 2006, primarily as a result of the decrease in debt in 2007.

At February 2, 2008, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At February 2, 2008, the Company had no borrowings under the revolving credit facility.

At February 2, 2008, the Company had $276.4 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

On April 12, 2007, the Company announced the results of its modified “Dutch Auction” tender offer to purchase a portion of its 8.25% senior notes due November 15, 2008 for an aggregate purchase price not to exceed $100 million (the “offer cap”). The offer expired on April 11, 2007. The aggregate principal amount of notes validly tendered at or above the clearing spread exceeded the offer cap and the Company accepted $95.9 million aggregate principal amount of the notes, resulting in an aggregate purchase price of $100 million (plus an additional $3.2 million in aggregate accrued interest on such notes). The Company accepted for purchase first, all notes tendered at spreads above the clearing spread, and thereafter, the notes validly tendered at the clearing spread on a prorated basis according to the principal amount of such notes. During the three months ended May 5, 2007, the Company recorded a loss on extinguishment of approximately $5.2 million related to the repurchase of the notes.

During June and July 2007, the Company repurchased an additional $10.4 million in principal amount primarily relating to its 8.25% senior notes. The repurchase of these notes resulted in a loss on extinguishment of approximately $412 thousand.

The Company had $230 million of convertible senior notes, at February 2, 2008, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

On January 10, 2008, the Company gave notice that holders of its $230.0 million 2.0% convertible senior unsecured notes due March 15, 2024 were entitled to convert the convertible notes into shares of the Company’s common stock due to the closing price of the Company’s common stock exceeding 120% of the convertible senior notes’ conversion price for at least 20 out of the last 30 consecutive trading days in the fourth calendar quarter of 2007. The holders of the convertible notes have until March 31, 2008 to convert their notes into shares of the Company’s common stock in accordance with, and subject to, the terms of the convertible notes indenture. Since the holders of the convertible notes have the ability to exercise their conversion rights, the convertible notes were classified within “current portion of long-term debt” on the Company’s February 2, 2008 balance sheet. As of March 25, 2008, no note holders had converted their notes into the Company’s common stock.

At February 2, 2008 the Company had $66.2 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $5 million and $7 million per year.

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal or no funding requirements in 2008. As part of the sale of NDSG to Bon-Ton, the NDSG pension assets and liabilities were acquired by Bon-Ton. Additionally, the Company curtailed its SFA pension plan during 2006 which froze benefit accruals for all participants except those who have attained age 55 and completed 10 years of service as of January 1, 2007 and who continue to be highly compensated employees.

CONTRACTUAL OBLIGATIONS

The contractual cash obligations at February 2, 2008 associated with the Company’s capital structure, as well as other contractual obligations are illustrated in the following table:

	Payments Due by Period
(Dollars in Millions)	Within 1 year	Years 2-3	Years 4-5	After Year 5	Total
Long-Term Debt, including interest	$112	$90	$161	$287	$650
Capital Lease Obligations, including interest	12	23	22	66	123
Operating Leases	65	117	100	192	474
Pension and Post Retirement Liabilities	18	32	30	56	136
Purchase Obligations	577	33	22	—	632

Total Contractual Cash Obligations	$784	$295	$335	$601	$2,015

The Company’s purchase obligations principally consist of purchase orders for merchandise, store construction contract commitments, maintenance contracts, and services agreements and amounts due under employment agreements. Amounts committed under open purchase orders for merchandise inventory represent approximately $520.0 million of the purchase obligations within one year, a substantial portion of which are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share, and the Company reduced shareholders’ equity for the $547.5 million dividend. Approximately $539.0 million of the dividend was paid on May 1, 2006 to shareholders of record as of April 14, 2006. On October 3, 2006 the Company’s Board of Directors declared another cash dividend of $4.00 per common share, and the Company reduced shareholders’ equity for the $558.6 million dividend. Approximately $552.0 million of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividends will be paid prospectively as, and to the extent, certain awards of restricted stock and performance shares vest.

Additionally, at February 2, 2008 and February 3, 2007, the Company had accrued approximately $4 million and $20 million related to retention and severance compensation in conjunction with its SDSG strategic alternative processes.

Other long-term liabilities excluded from the above table include deferred compensation obligations of $19.4 million. The timing of payments for this obligation is subject to employee elections and other employment factors. Other long-term liabilities also include non-cash obligations for deferred rent and deferred property incentives. Other unrecorded obligations that have been excluded from the contractual obligations table include contingent rent payments, amounts that might come due under change-in-control provisions of employment agreements, and common area maintenance costs. The Company had no funding requirements to its pension plan in 2007 and expects minimal or no funding requirements in 2008 and 2009.

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at February 2, 2008, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $44.6 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 6 to the Consolidated Financial Statements for a discussion on income taxes.

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

At the end of the ten-year term expiring in 2013, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the occurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early at February 2, 2008 would have been approximately $27.2 million. Management believes the risk of incurring a contingent payment is remote.

In September of 2006 the company entered into agreements with HSBC and MasterCard International Incorporated to issue a co-branded MasterCard card to new and existing proprietary credit card customers. Under this program, qualifying customers are issued a SFA and MasterCard branded credit card that functions as a traditional proprietary credit card when used at any SFA or Off Fifth store and at Saks Direct or as a MasterCard when used at any unaffiliated location that accepts MasterCard cards. HSBC establishes and owns the co-brand accounts, retains the benefits and sales associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad-debts associated with the accounts.

CAPITAL NEEDS

The Company estimates capital expenditures for 2008 will be approximately $125 million, net of any proceeds, primarily for store expansions and renovations, enhancements to management information systems, maintenance capital and replacement capital expenditures.

The Company anticipates that working capital requirements related to existing stores, store expansions, store renovations and capital expenditures will be funded through cash on hand, cash provided by operations and the revolving credit agreement. Maximum availability under the revolving credit agreement is $500 million. There is no debt rating trigger. During periods in which availability under the agreement exceeds $60 million, the Company is not subject to financial covenants. If availability under the agreement were to decrease to less than $60 million, the Company would be subject to a minimum fixed charge coverage ratio of 1 to 1. During 2007, weighted average letters of credit issued under this credit agreement were $42.1 million. The highest amount of letters of credit outstanding under the agreement during 2007 was $48.3 million. The Company expects to generate adequate cash flows from operating activities combined with borrowings under its revolving credit agreement in order to sustain its current levels of operations.

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

REVENUE RECOGNITION

Sales and the related gross margin are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. There are minimal accounting judgments and uncertainties affecting the application of this policy. The Company estimates the amount of goods that will be returned for a refund and reduces sales and gross margin by that amount. However, given that approximately 24% of merchandise sold is later returned and that the vast majority of merchandise returns occur within a matter of days of the selling transaction, the risk of the Company realizing a materially different amount for sales and gross margin than reported in the consolidated financial statements is minimal.

COST OF SALES AND INVENTORY VALUATION, EXCLUDING DEPRECIATION AND AMORTIZATION

The Company’s inventory is stated at the lower of LIFO cost or market using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased with a charge to cost of sales contemporaneous with the lowering of the retail value of the inventory on the sales floor through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is being devalued with markdowns prior to the sale of the merchandise. The areas requiring significant management judgment include (1) setting the original retail value for the merchandise held for sale, (2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value, and (3) estimating the shrinkage that has occurred through theft during the period between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method, can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include setting original retail prices for merchandise held for sale too high, failure to identify a decline in perceived value of inventories and process the appropriate retail value markdowns and overly optimistic or overly conservative shrinkage estimates. The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially under or overvalued.

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

DEPRECIATION AND RECOVERABILITY OF CAPITAL ASSETS

Over forty percent of the Company’s assets at February 2, 2008 are represented by investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions for use in evaluating the carrying value of capital assets requires judgments and estimates.

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

•

Recoverability of the carrying value of store assets is assessed upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing) and, absent certain events, annually. The recoverability assessment requires judgment and estimates for future store generated cash flows. The underlying estimates for cash flows include estimates for future sales, gross margin rates, inflation and store expenses. During the year ended February 2, 2008, February 3, 2007 and January 28, 2006, the Company incurred net charges of $4.8 million, $6.3 million, and $7.2 million, respectively, related to asset impairments and other costs in the normal course of business.

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

INCOME AND OTHER TAXES

The majority of the Company’s deferred tax assets at February 2, 2008 consist of federal and state net operating loss carryforwards that will expire between 2008 and 2027. During 2007, the valuation allowance against net operating loss carryforwards was reduced based on projections of future profitability. At February 2, 2008 the Company believes that it will be sufficiently profitable during the periods from 2008 to 2027 to utilize all of its federal NOLs and a portion of its state NOLs. To the extent management’s estimates of future taxable income by jurisdiction are greater than or less than management’s current estimates, future increases or decreases in the benefit for net operating losses could occur.

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

During 2007, an additional reserve of $1.8 million was established for issues raised in current state tax examinations and previously filed federal tax returns relating to prior periods. During 2006, the Company concluded a federal income tax examination for the 2003 and 2004 tax years and concluded a number of state income tax examinations as well which resulted in a decrease in the amount previously accrued for exposures related to uncertain tax positions of $10.2 million. At February 2, 2008, the Company believes it has appropriately accrued for exposures related to uncertain tax positions. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

The company adopted the provisions of the Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes effective as of the beginning of fiscal year 2007. As a result of the implementation of FIN No. 48, the Company recorded a $33.7 million decrease in the liability for unrecognized tax benefits which was accounted for as an increase to the beginning shareholder’s equity. Including the cumulative effect decrease, at the beginning and ending of 2007 the Company had approximately $44.0 million and $44.6 million of total gross unrecognized tax benefits, respectively. Of these totals, $12.6 million and $13.3 million (net of the federal benefit on state issues) represents the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months as a result of settling uncertain tax positions. However, the Company does not anticipate this to result in any material changes to the amount of unrecognized tax benefits.

As a result of the analysis of uncertain tax positions (due to the adoption of FIN 48), the net deferred tax asset related to the state net operating loss carryforwards increased. Therefore, the Company performed a valuation allowance analysis to determine the realization of this asset. This analysis resulted in an additional valuation allowance of $19.3 million with the offset recorded to shareholders’ equity in accordance with Statement of Positions 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The Company is subject to the provisions of Statement of Position 90-7 for these net operating losses since these losses were acquired through the acquisition of a company that had previously filed bankruptcy.

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

PENSION PLANS

Pension expense is based on actuarial models used to estimate the total benefits ultimately payable to associates and is allocated to the service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company’s funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. The Company may provide additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation. The pension plans are valued annually on November 1st. The projected unit credit method is utilized in recognizing the pension liabilities.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The Company adopted SFAS No. 158 prospectively on February 3, 2007. This Statement requires the Company to recognize an asset or liability for the overfunded or underfunded status of its pension and other postretirement benefit plans. SFAS No. 158 requires the Company to recognize all unrecognized prior service costs and credits and unrecognized actuarial gains and losses in accumulated other comprehensive income (“AOCI”), net of tax. Such amounts will be adjusted as they are subsequently recognized as components of net periodic benefit cost or income pursuant to the current recognition and amortization provisions.

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

Pension assumptions are based upon management’s best estimates as of the annual measurement date.

•

The assumed discount rate utilized is based upon pension discount curves and bond portfolio curves over a duration similar to the plan’s liabilities as of the measurement date. The discount rate is utilized principally in calculating the Company’s pension obligation, which is represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO) and in calculating net pension expense. At November 1, 2007, the discount rate was 6.0%. To the extent the discount rate increases or decreases, the Company’s ABO is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is approximately $2.5 million on the ABO and approximately $.1 million on annual pension expense. To the extent the ABO increases, the after-tax effect of such increase serves to reduce Other Comprehensive Income and Shareholders’ Equity.

•

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. It is the Company’s policy to invest approximately 65% of the pension fund assets in equities, 30% in fixed income securities and 5% in real estate. The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 10 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 10 years. The Company’s expected long-term rate of return on assets was 8.0% in 2007 and 2006.

•

The assumed average rate of compensation increases is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% for the periods following November 1, 2007 and is utilized principally in calculating the PBO and annual pension expense. The estimated effect of a 0.25% change in the assumed rate of compensation increases would not be material to the PBO or annual pension expense.

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

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company is currently evaluating the impact of adopting SFAS 157.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plan and Other Postretirement Plans.” The Company adopted SFAS No. 158 prospectively on February 3, 2007. SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The adoption of SFAS No. 158 did not have a material effect on the Company’s results of operations or financial position for the year ended February 3, 2007. Additionally, SFAS No. 158 will require the Company to change the measurement date for the assets and liabilities of its employee benefit plans from November 1 to the Company’s fiscal year end beginning with the year ending January 31, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. We believe this statement has an immaterial impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

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

RELATED PARTY TRANSACTIONS

See Item 13, Certain Relationships and Related Transactions, in this Form 10-K.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; changes in interest rates; and fluctuations in foreign currency. For additional information regarding these and other risk factors, please refer to Item 1A of Part I in this Form 10-K.

Management undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. Persons are advised, however, to consult any further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk primarily arises from changes in interest rates and the U.S. equity and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Such derivative instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes. The Company is exposed to interest rate risk primarily through its borrowings, and derivative financial instrument activities, which are described in Notes 2 and 7 to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

During 2004 the Company terminated all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net losses of $350 thousand at February 3, 2007 that are being amortized as a component of interest expense through 2010. The Company had no net losses at February 2, 2008.

Based on the Company’s market risk sensitive instruments outstanding at February 2, 2008, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data.

Information called for by this item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report based on criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and management’s assessment, management believes that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective “at the reasonable assurance level” based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to the Company’s directors is set forth in the section titled “Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on June 4, 2008 (the “Proxy Statement”) and is incorporated herein by reference. The information required by this Item with respect to the Company’s Code of Business Conduct and Ethics and audit committee (including the Company’s “audit committee financial expert”) is set forth in the section of the Proxy Statement titled “Corporate Governance” and is also incorporated herein by reference.

The information required by this Item with respect to the Company’s executive officers is included in Item 1C of this report under “Executive Officers of the Registrant.”

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act by the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock is set forth in the section of the Proxy Statement titled “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item with respect to director and executive officer compensation and the Company’s Human Resources and Compensation Committee of the Board of Directors is included in the section of the Proxy Statement titled “Executive Compensation” and is incorporated herein by reference, except that the “Report of the Human Resources and Compensation Committee of the Board of Directors” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management is set forth in the section of the Proxy Statement titled “Outstanding Voting Securities” and is incorporated herein by reference.

The information required by this Item with respect to the Company’s equity compensation plans is set forth in the section titled “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item with respect to transactions with related parties and the independence of the Company’s independent directors is set forth in the sections titled “Certain Transactions and Other Matters” and “Corporate Governance — Director Independence,” respectively, in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item with respect to auditors’ services and fees is set forth in the section of the Proxy Statement titled “Ratification of Appointment of Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services in 2007 and 2006” and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 2008.

SAKS INCORPORATED

By:	/s/ Kevin G. Wills
Kevin G. Wills
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2008.

/s/ Stephen I. Sadove
Stephen I. Sadove
Chief Executive Officer
Chairman of the Board
Principal Executive Officer

/s/ Kevin G. Wills
Kevin G. Wills
Executive Vice President and
Chief Financial Officer
Principal Financial and Accounting Officer

/s/ Donald E. Hess
Donald E. Hess
Lead Director

/s/ Stanton J. Bluestone
Stanton J. Bluestone
Director

/s/ Robert B. Carter
Robert B. Carter
Director

/s/ Michael S. Gross
Michael S. Gross
Director

/s/ Marguerite S. Kondracke
Marguerite S. Kondracke
Director

/s/ Jerry W. Levin
Jerry W. Levin
Director

/s/ Nora P. McAniff
Nora P. McAniff
Director

/s/ C. Warren Neel
C. Warren Neel
Director

/s/ Christopher J. Stadler
Christopher J. Stadler
Director

/s/ Ronald de Waal
Ronald de Waal
Director

FORM 10-K — ITEM 15(a)(3) AND 15(c)

SAKS INCORPORATED AND SUBSIDIARIES

EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of April 28, 2005, between Saks Incorporated and Belk, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on May 2, 2005)

2.2	Purchase Agreement, dated as of October 29, 2005, between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on November 3, 2005)

2.3	Amendment No. 1 to Purchase Agreement, dated as of February 16, 2006, between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference form the Exhibits to the Form 8-K filed on February 21, 2006)

2.4	Stock Purchase Agreement, dated as of August 1, 2006, between Saks Incorporated and Belk, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 7, 2006)

3.1	Amended and Restated Charter of Saks Incorporated (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on April 19, 2007)

3.2	Amended and Restated Bylaws of Saks Incorporated (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on April 19, 2007)

4.1	Indenture, dated as of November 9, 1998, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (8 1/4% Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on November 19, 1998)

4.2	Indenture, dated as of December 2, 1998, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (7 1/2 % Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on December 4, 1998)

4.3	Indenture, dated as of February 17, 1999, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (7 3/8 % Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on February 19, 1999)

4.4	Indenture, dated as of October 4, 2001, among Saks Incorporated, the Subsidiary Guarantors, and Bank One Trust Company, National Association, as trustee (9 7/8 % Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 11, 2001)

4.5	Registration Rights Agreement, dated as of July 8, 1996, between Proffitt’s, Inc. and Parisian, Inc. (incorporated by reference from the Exhibits to the Form S-4/A Registration Statement No. 333-09043 of Proffitt’s, Inc. filed on August 16, 1996)

4.6	Registration Rights Agreement, dated as of July 4, 1998, between Proffitt’s, Inc. and specified stockholders of Saks Holdings, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Proffitt’s, Inc. filed on July 8, 1998)

4.7	Second Amended and Restated Rights Agreement, dated as of October 4, 2004, between Saks Incorporated and The Bank of New York, as Rights Agent (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 10, 2004)

Exhibit No.	Description
4.8	Indenture, dated as of December 8, 2003, among Saks Incorporated, the Subsidiary Guarantors named therein, and the Bank of New York, as Trustee (7% Notes due 2013) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on December 11, 2003)

4.9	Registration Rights Agreement, dated as of December 8, 2003, among Saks Incorporated, certain of its subsidiaries named therein, Citigroup Global Markets Inc., Goldman, Sachs & Company, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc. and ABN AMRO Incorporated (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on December 11, 2003)

4.10	Indenture, dated as of March 23, 2004, between Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 26, 2004)

4.11	Registration Rights Agreement, dated as of March 23, 2004, among Saks Incorporated, certain subsidiaries of Saks Incorporated named therein, Goldman, Sachs & Co. and Citigroup Global Markets Inc., as representatives of the purchasers (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 26, 2004)

4.12	Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 6, 2005)

4.13	Fourth Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and JPMorgan Chase Bank, N.A., as trustee (9 7/8 % Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 6, 2005)

4.14	Seventh Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and JPMorgan Chase Bank, N.A., as trustee (8 1/4 % Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 6, 2005)

4.15	Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as trustee (7 1/2 % Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 21, 2005)

4.16	Second Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (7% Notes due 2013) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 21, 2005)

4.17	Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee (7 3/8 % Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 21, 2005)

Exhibit No.	Description
4.18	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (8 1/4 % Notes due 2008) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

4.19	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (7 1/2 % Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

4.20	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (9 7/8 % Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

4.21	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (7 3/8 % Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

10.1	Amended and Restated Credit Agreement, dated as of November 26, 2003, among Saks Incorporated, as borrower, Fleet Retail Group, Inc., as Agent, and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 16, 2004)

10.2	First Amendment and Waiver to Credit Agreement and Second Amendment to Security Agreement, dated as of June 6, 2005, among Saks Incorporated, as borrower; Fleet Retail Group, Inc., as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2005)

10.3	Second Amendment and Waiver to Credit Agreement, dated as of January 26, 2006, among Saks Incorporated, as borrower; Fleet Retail Group, Inc., as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on February 1, 2006)

10.4	Third Amendment and Waiver to Credit Agreement, dated as of September 22, 2006, among Saks Incorporated, as borrower; Bank of America, N.A. (as successor in interest to Fleet Retail Group, LLC (f/k/a Fleet Retail Group, Inc.)), as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended October 28, 2006)

Exhibit No.	Description
10.4.1*	Fourth Amendment to Credit Agreement, dated as of January 15, 2008 by and among Saks Incorporated, as borrower; Bank of America, N.A. (as successor in interest to Fleet Retail Group, LLC (f/k/a Fleet Retail Group, Inc.)), as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders

10.5	Supplemental Transaction Agreement, dated as of April 14, 2003, among Saks Incorporated, National Bank of the Great Lakes, Saks Credit Corporation, Household Finance Corporation, and Household Bank (SB), N.A. (incorporated by reference from the Exhibits from the Form 8-K of Saks Incorporated filed on April 29, 2003)

10.6	Servicing Agreement, dated as of April 15, 2003, between Jackson Office Properties, Inc., as successor to McRae’s, Inc., and Household Corporation (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on April 29, 2003)

10.6.1*	First Amendment to Servicing Agreement, dated May 27, 2005, between Household Corporation and Jackson Office Properties, Inc., as successor to McRae’s, Inc.

10.7	Program Agreement, dated as of April 15, 2003, among Saks Incorporated, Jackson Office Properties, Inc. (as successor to McRae’s, Inc.), and Household Bank (SB), N.A. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on April 29, 2003)

10.7.1*	Second Amendment to Program Agreement, dated as of June 15, 2004, between Household Bank (SB), N.A., Saks Incorporated and Jackson Office Properties, Inc., as successor to McRae’s, Inc.

10.7.2*	Third Amendment to Program Agreement, dated as of August 24, 2005, between Saks Incorporated, Jackson Office Properties, Inc., as successor to McRae’s, Inc., and HSBC Bank Nevada, National Association

10.7.3*	Fourth Amendment to Program Agreement, dated as of November 28, 2007, between Saks Incorporated, Jackson Office Properties, Inc., as successor to McRae’s, Inc., and HSBC Bank Nevada, National Association,

10.7.4*	Amendment to Servicing Agreement between Household Corporation and Jackson Office Properties, Inc., as successor to McRae’s, Inc., and Program Agreement between Saks Incorporated, Jackson Office Properties, Inc., as successor to McRae’s, Inc., and HSBC Bank Nevada, National Association dated April 4, 2007

10.8	Amended and Restated Transition Service Agreement, dated as of March 10, 2006, between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 10, 2006)

10.9	Transition Service Agreement, dated as of October 2, 2006, between Saks Incorporated and Belk, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 6, 2006)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS, ETC.

10.10	Saks Incorporated Amended and Restated Employee Stock Purchase Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2002)

Exhibit No.	Description
10.11	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.12	Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.13	Form of Stock Option Agreement Pursuant to the Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2005)

10.14	Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit B to the proxy statement of Saks Incorporated filed on April 28, 2004)

10.14.1	Amendment No. 1 to the Saks Incorporated 2004 Long-term Incentive Plan (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 31, 2007)

10.17	Saks Incorporated Deferred Compensation Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 1, 2003)

10.17.1*	First Amendment to the Saks Incorporated Deferred Compensation Plan effective April 1, 2004

10.17.2*	Second Amendment to the Saks Incorporated Deferred Compensation Plan effective March 1, 2004

10.17.3*	Third Amendment to the Saks Incorporated Deferred Compensation Plan effective December 1, 2006

10.17.4*	Fourth Amendment to the Saks Incorporated Deferred Compensation Plan effective January 1, 2007

10.18	Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.19	Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.20	Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration Statement No. 333-2426)

10.21	Amendment to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration Statement No. 333-2426)

10.22	Form of Stock Option Agreement Pursuant to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration No. 333-2426)

10.23	Saks Incorporated 2003 Senior Executive Bonus Plan (incorporated by reference from Attachment A to the Saks Incorporated Proxy Statement for the 2003 Annual Meeting of Shareholders)

Exhibit No.		Description
10.24		Amended and Restated 2000 Change of Control and Material Transaction Severance Plan (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on November 18, 2004)

10.25		Restricted Stock Agreement, dated as of May 18, 2005, between Kevin Wills and Saks Incorporated and the Supplement to the Restricted Stock Agreement, dated May 18, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on May 18, 2005)

10.26	*	Form of Saks Incorporated Performance Share Agreement pursuant to Saks Incorporated 2004 Long-Term Incentive Plan

10.27	*	Form of Supplement to Saks Incorporated Performance Share Agreement pursuant to Saks Incorporated 2004 Long-Term Incentive Plan

10.28	*	Form of Saks Incorporated Restricted Stock Agreement pursuant to Saks Incorporated 2004 Long-Term Incentive Plan

10.29	*	Form of Supplement to Saks Incorporated Restricted Stock Agreement pursuant to Saks Incorporated 2004 Long-Term Incentive Plan

10.30		Form of Indemnification Agreement between Saks Incorporated, and each of the counterparties thereto (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 28, 2006)

10.31		Agreement, dated April 19, 2007, between R. Brad Martin and Saks Incorporated (incorporated by reference from the Exhibit 99.2. to the Form 8-K of Saks Incorporated filed on April 19, 2007)

10.32		Employment Agreement, dated as of June 8, 2006, between Saks Incorporated and James A. Coggin, President and Chief Administrative Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 9, 2006)

10.33		Employment Agreement, dated as of April 17, 2007, between Saks Incorporated and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on April 19, 2007)

10.34	*	Form of Stock Option Agreement with respect to the Saks Incorporated 2004 Long-Term Incentive Plan

10.35	*	Form of Stock Option Grant Letter pursuant to Saks Incorporated 2004 Long-Term Incentive Plan

10.36		Employment Agreement, dated as of July 31, 2007, between Saks Incorporated and Stephen I. Sadove, Chief Executive Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 31, 2007)

10.37		Employment Agreement, dated as of July 31, 2007, between Saks Incorporated and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 31, 2007)

10.38		2007 Saks Incorporated Senior Executive Incentive Bonus Plan (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 7, 2007).

10.39		Form of Employment Agreement for Executive Officers (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended November 3, 2007)

Exhibit No.	Description
10.40	Saks Incorporated Severance Plan (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended November 3, 2007)

21.1*	Subsidiaries of the registrant

23.1*	Consents of Independent Registered Public Accounting Firm

31.1*	Certification of the principal executive officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the principal accounting officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of principal executive officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the principal accounting officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Saks Incorporated Employee Stock Purchase Plan Financial Statements for the years ended December 31, 2006 and December 31, 2005

*	Filed herewith

SAKS INCORPORATED & SUBSIDIARIES

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Saks Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Saks Incorporated (the Company) and its subsidiaries at February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal 2006. As discussed in Note 9, the Company changed the manner in which it accounts for defined benefit pension and other postretirement benefit plans in fiscal 2006. As discussed in Note 6, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2007.

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

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 26, 2008

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(In Thousands, except per share amounts)	February 2, 2008	February 3, 2007	January 28, 2006
NET SALES	$3,282,640	$2,940,003	$2,778,333

Cost of sales (excluding depreciation and amortization)	1,999,227	1,804,294	1,754,833

Gross margin	1,283,413	1,135,709	1,023,500
Selling, general and administrative expenses	850,158	819,218	830,495
Other operating expenses
Property and equipment rentals	107,991	114,718	109,000
Depreciation and amortization	134,635	128,522	133,556
Taxes other than income taxes	86,778	80,614	85,016
Store pre-opening costs	1,015	597	1,227
Impairments and dispositions	4,816	12,443	(7,848)

OPERATING INCOME (LOSS)	98,020	(20,403)	(127,946)
Interest expense	(42,314)	(50,136)	(77,188)
Gain (loss) on extinguishment of debt	(5,634)	7	(29,375)
Other income, net	24,908	28,407	7,705

INCOME (LOSS) BEFORE INCOME TAXES	74,980	(42,125)	(226,804)
Provision (benefit) for income taxes	27,507	(34,783)	(93,161)

INCOME (LOSS) FROM CONTINUING OPERATIONS	47,473	(7,342)	(133,643)

DISCONTINUED OPERATIONS:
Income from discontinued operations (including gain on disposal of $0, $191,918, and $156,010, respectively)	—	193,377	321,443
Provision for income taxes	—	132,293	165,452

INCOME FROM DISCONTINUED OPERATIONS	—	61,084	155,991

NET INCOME	$47,473	$53,742	$22,348

Per share amounts — Basic
Income (loss) from continuing operations	$0.34	$(0.05)	$(0.97)
Income from discontinued operations	$—	$0.45	$1.13

Net income	$0.34	$0.40	$0.16
Per share amounts — Diluted
Income (loss) from continuing operations	$0.31	$(0.05)	$(0.97)
Income from discontinued operations	$—	$0.45	$1.13
Net income	$0.31	$0.40	$0.16

Weighted average common shares:
Basic	140,402	135,880	138,348
Diluted	153,530	135,880	138,348

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share amounts)	February 2, 2008	February 3, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,162	$277,883
Merchandise inventories	857,173	785,302
Other current assets	124,973	146,893
Deferred income taxes, net	42,827	40,763

TOTAL CURRENT ASSETS	1,126,135	1,250,841
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	1,092,004	1,099,331
INTANGIBLES, NET OF AMORTIZATION	297	324
DEFERRED INCOME TAXES, NET	97,108	152,754
OTHER ASSETS	55,480	41,053

TOTAL ASSETS	$2,371,024	$2,544,303

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$176,844	$231,038
Accrued expenses	232,979	318,188
Accrued compensation and related items	51,213	68,267
Sales taxes payable	760	8,620
Current portion of long-term debt	319,242	236,667

TOTAL CURRENT LIABILITIES	781,038	862,780
LONG-TERM DEBT	253,346	450,010
OTHER LONG-TERM LIABILITIES	161,034	135,374

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — $1.00 par value; Authorized — 10,000 shares; Issued and outstanding — none	—	—
Common stock—$0.10 par value; Authorized — 500,000 shares; Issued and outstanding — 141,784 shares and 140,440 shares	14,180	14,048
Additional paid-in capital	1,119,192	1,097,817
Accumulated other comprehensive loss	(15,002)	(28,346)
Retained earnings	57,236	12,620

TOTAL SHAREHOLDERS’ EQUITY	1,175,606	1,096,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,371,024	$2,544,303

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 29, 2005	140,115	$14,012	$2,094,302	$40,922	$(86,818)	$2,062,418
Net income				22,348		22,348
Change in minimum pension liability					14,351	14,351

Comprehensive income						36,699
Issuance of common stock	8,195	820	82,688			83,508
Income tax benefit related to employee stock plans			20,281			20,281
Decrease in tax valuation allowance			2,525			2,525
Activity under stock compensation plans	555	55	17,540			17,595
Repurchase of common stock	(12,860)	(1,286)	(222,357)			(223,643)

Balance at January 28, 2006	136,005	13,601	1,994,979	63,270	(72,467)	1,999,383
Net income				53,742		53,742
Change in additional minimum pension liability					39,380	39,380
Elimination of NDSG minimum pension liability					30,757	30,757

Comprehensive income						123,879
Adoption of SFAS No. 158					(26,016)	(26,016)
Issuance of common stock	5,031	503	51,227			51,730
Dividends Paid			(1,001,733)	(104,392)		(1,106,125)
Income tax benefit related to employee stock plans			13,470			13,470
Activity under stock compensation plans	(146)	(11)	(5,712)			(5,723)
Stock-based compensation — stock options and restricted stock			18,722			18,722
Stock-based compensation — FAS 123R dividend adjustment			33,350			33,350
Repurchase of common stock	(450)	(45)	(6,486)			(6,531)

Balance at February 3, 2007	140,440	$14,048	$1,097,817	$12,620	$(28,346)	$1,096,139
Net income				47,473		47,473
Change in pension value					13,344	13,344

Comprehensive income						60,817
Adoption of FIN 48			36,528	(2,857)		33,671
Issuance of common stock	2,930	293	34,014			34,307
Income tax provision adjustment related to employee stock plans			(454)			(454)
Increase in tax valuation allowance			(19,258)			(19,258)
Activity under stock compensation plans	136	11	(9,887)			(9,876)
Stock-based compensation — stock options and restricted stock			7,724			7,724
Repurchase of common stock	(1,722)	(172)	(27,292)			(27,464)

Balance at February 2, 2008	141,784	$14,180	$1,119,192	$57,236	$(15,002)	$1,175,606

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006 (Revised)
OPERATING ACTIVITIES
Net income	$47,473	$53,742	$22,348
Income from discontinued operations	—	61,084	155,991

Income (loss) from continuing operations	47,473	(7,342)	(133,643)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on extinguishment of debt	5,634	(7)	29,375
Depreciation and amortization	134,635	128,522	133,556
Equity compensation	7,724	52,072	17,595
Deferred income taxes	26,276	93,987	99,917
Impairments and dispositions	4,816	12,443	(7,848)
Excess tax benefit from stock-based compensation	—	(16,027)	—
Gain on lease termination	(1,669)	—	—
Gain on sale of building	(1,069)	—	—
Changes in operating assets and liabilities:
Merchandise inventories	(71,871)	(142,817)	67,772
Other current assets	12,922	(11,056)	(39,699)
Accounts payable and accrued liabilities	(119,885)	53,254	(49,106)
Other operating assets and liabilities	26,493	(12,014)	(19,992)

Net Cash Provided By Operating Activities — Continuing Operations	71,479	151,015	97,927
Net Cash Provided By (Used In) Operating Activities — Discontinued Operations	—	(95,730)	90,145

NET CASH PROVIDED BY OPERATING ACTIVITIES	71,479	55,285	188,072

INVESTING ACTIVITIES
Purchases of property and equipment	(140,985)	(123,679)	(130,124)
Proceeds from sale of property and equipment	12,352	171	13,236

Net Cash Used In Investing Activities — Continuing Operations	(128,633)	(123,508)	(116,888)
Net Cash Provided By Investing Activities — Discontinued Operations	—	1,307,025	514,599

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(128,633)	1,183,517	397,711

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations	(118,980)	(7,371)	(621,316)
Excess tax benefit from stock-based compensation	—	16,027	—
Cash dividends paid	(7,430)	(1,095,025)	(795)
Purchases of common stock	(27,464)	(6,531)	(223,643)
Proceeds from issuance of common stock	34,307	51,730	83,508

Net Cash Used In Financing Activities — Continuing Operations	(119,567)	(1,041,170)	(762,246)
Net Cash Used In Financing Activities — Discontinued Operations	—	(149)	(241)

NET CASH USED IN FINANCING ACTIVITIES	(119,567)	(1,041,319)	(762,487)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(176,721)	197,483	(176,704)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	277,883	77,312	257,104
PLUS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS
HELD FOR SALE AT BEGINNING OF YEAR	—	3,088	—
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS
HELD FOR SALE AT END OF YEAR			(3,088)

CASH AND CASH EQUIVALENTS AT END OF YEAR	$101,162	$277,883	$77,312

Non-cash investing and financing activities are further described in the accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 — GENERAL

ORGANIZATION

The Company’s operations consist of Saks Fifth Avenue (SFA), Off Fifth, and Club Libby Lu. Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), and Parisian (sold to Belk in October 2006). The sold businesses are presented as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for the prior year periods and are discussed below at “Discontinued Operations.”

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

Upon the closing of the transaction, Belk entered into a Transition Services Agreement (“Proffitt’s TSA”) whereby the Company continued to provide certain back office services related to the Proffitt’s operations. Beginning with the second quarter of 2006, the back office services were substantially complete, and therefore, the Proffitt’s TSA no longer qualified as continuing involvement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of the Proffitt’s operations are reflected as discontinued operations in the accompanying consolidated statements of income and the consolidated statements of cash flows for the prior year periods presented.

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

Bon-Ton entered into a Transition Service Agreement with the Company (“NDSG TSA”), whereby the Company continued to provide, for varying transition periods, back office services related to the NDSG

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

operations. The back-office services included certain information technology, telecommunications, credit, accounting and store planning services, among others. Bon-Ton compensated the Company for these services, as outlined in the NDSG TSA. The results of the NDSG operations are reflected as discontinued operations in the accompanying consolidated statements of income and the consolidated statements of cash flows for the prior year periods presented.

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

In connection with the consummation of the Parisian transaction, the Company entered into a Transition Services Agreement with Belk (“Parisian TSA”). Pursuant to the Parisian TSA, the Company provided, for varying transition periods, back-office services related to the Company’s former Parisian specialty department store business. The back-office services included information technology, telecommunications, credit, accounting and store planning services, among others. The results of the Parisian operations are reflected as discontinued operations in the accompanying consolidated statements of income and the consolidated statements of cash flows for the prior year periods presented.

Net sales of the aforementioned businesses that are included within discontinued operations in the accompanying Consolidated Statements of Income are $624,290 and $3,175,019 for 2006 and 2005, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2007 contained 52 weeks and ended on February 2, 2008, while fiscal year 2006 contained 53 weeks and ended on February 3, 2007. Fiscal year 2005 contained 52 weeks and ended on January 28, 2006.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Certain 2005 amounts in the accompanying statements of cash flows have been revised to reflect the operating cash flows attributable to our discontinued operations. The Company reclassified $62,655 from deferred income taxes from continuing operations to net cash provided by operating activities — discontinued operations on the statement of cash flows for fiscal 2005. Net cash provided by operating activities was not affected.

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

Commissions from leased departments included in net sales were $30,189, $26,558, $26,236 in 2007, 2006, and 2005, respectively. Leased department sales were $217,636, $180,639, and $179,419 in 2007, 2006, and 2005, respectively, and were excluded from net sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $85,492 and $265,508 at February 2, 2008 and February 3, 2007, respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $6,190, $27,963, and $6,829 for the fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006, respectively, and was reflected in Other Income. There were no balances of restricted cash at February 2, 2008 and February 3, 2007.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share to shareholders of record as of April 14, 2006, and the Company reduced shareholders’ equity for the $ 547,537 dividend. On October 3, 2006 the Company’s Board of Directors declared another cash dividend of $4.00 per common share to shareholders of record as of November 15, 2006, and the Company reduced shareholders’ equity for the $558,587 dividend. For the year ended February 3, 2007, the Company made dividend cash payments totaling $1,095,025, primarily relating to the aggregate $8.00 per common share dividends. The remaining portion of the dividends will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

MERCHANDISE INVENTORIES AND COST OF SALES (excluding depreciation and amortization)

Merchandise inventories are valued by the retail method and are stated at the lower of cost (last-in, first-out “LIFO”) or market and include freight, buying and distribution costs. The Company takes markdowns related to slow moving inventory, ensuring the appropriate inventory valuation. At February 2, 2008 and February 3, 2007, the LIFO value of inventories exceeded market value and, as a result, inventory was stated at the lower market amount.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Consignment merchandise on hand of $150,527 and $139,431 at February 2, 2008 and February 3, 2007, respectively, is not reflected in the consolidated balance sheets.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas; advertising; store and headquarters occupancy, operating and maintenance costs exclusive of rent, depreciation, and property taxes; proprietary credit card promotion, issuance and servicing costs; insurance programs; telecommunications; and other operating expenses not specifically categorized elsewhere in the consolidated statements of income. Advertising and sales promotion costs are generally expensed in the period in which the advertising event takes place. The Company receives allowances and expense reimbursements from merchandise vendors and from the owner of the proprietary credit card portfolio which are netted against the related expense:

•

Allowances received from merchandise vendors in conjunction with incentive compensation programs for employees who sell the vendors’ merchandise and netted against the related compensation expense were $57,348, $55,007, and $50,049 in 2007, 2006, and 2005, respectively.

•

Allowances received from merchandise vendors in conjunction with jointly produced and distributed print and television media and netted against the gross expenditures for such advertising were $48,896, $42,584, and $37,956 in 2007, 2006, and 2005, respectively. Net advertising expenses were $31,274, $37,063, and $41,979 in 2007, 2006, and 2005, respectively.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

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

On a yearly basis and as changes in circumstances arise, the Company evaluates the recoverability of its property and equipment based upon the utilization of the assets and expected future cash flows, in accordance with SFAS No. 144. Write-downs associated with the evaluation and any gains or losses on the sale of assets recorded at the time of disposition are reflected in Impairments and Dispositions.

IMPAIRMENTS & DISPOSITIONS

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate. The Company also performs an asset impairment analysis at each fiscal year end. During the year ended February 2, 2008, February 3, 2007 and January 28, 2006, the Company incurred net charges of $4,816, $6,344, and $7,156, respectively, related to asset impairments and other costs in the normal course of business.

During the fiscal year ended January 28, 2006, the Company also recorded a $14,670 gain related to the insurance settlement on the SFA store in New Orleans which suffered substantial water, fire, and other damage related to Hurricane Katrina. The SFA New Orleans store is covered by both property damage and business interruption insurance. The property damage coverage has paid to repair and/or replace the physical property damage and inventory loss, and the business interruption coverage reimbursed the Company for lost profits as well as continuing expenses related to loss mitigation, recovery, and reconstruction for the full duration of the reconstruction period plus three months. The gain, which represents the excess of the replacement cost over the net book value of the property, was included in Impairments and Dispositions in the accompanying Consolidated Statements of Income. The Company reopened the store in the fourth quarter of 2006 after necessary repairs and renovations were made to the property. In 2007, the Company recorded a $13,543 gain associated with the proceeds from the business interruption claims, which is included in other income in the accompanying consolidated statements of income.

In 2005, the Company also recorded a $2,987 goodwill impairment charge related to CLL. This charge was included in Impairments and Dispositions in the accompanying Consolidated Statements of Income.

OPERATING LEASES

The Company leases stores, distribution centers, and administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

percentage of sales in excess of specified levels. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space and includes such rent expense in Store Pre-Opening Costs. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortizes the deferred rent on a straight–line basis over the life of the lease to rent expense in the consolidated statements of income. The Company records rent liabilities on the consolidated balance sheets for contingent percentage of sales lease provisions when the Company determines that it is probable that the specified levels will be reached during the fiscal year.

GOODWILL AND INTANGIBLES

The Company has allocated the purchase price of previous purchase transactions to identifiable tangible assets and liabilities based on estimates of their fair values and identifiable intangible assets, with the remainder allocated to goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the discontinuation of goodwill amortization and the periodic testing (at least annually) for the impairment of goodwill and intangible assets. At each year-end balance sheet date and as changes in circumstances arise, the Company performs an evaluation of the recoverability of its goodwill by comparing the estimated fair value to the carrying amount of its assets and goodwill. For the years ended February 2, 2008 and February 3, 2007, there was no goodwill reflected in the consolidated balance sheet as the Company disposed of all remaining goodwill in conjunction with the sale of NDSG.

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

DERIVATIVES

The Company uses financial derivatives only to manage its costs and risks in conjunction with specific business transactions. All derivative instruments are recognized on the balance sheet at fair value. The Company cancelled all of its interest rate swap agreements during 2004 resulting in $3,100 of net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net losses of $350 and $584 at February 3, 2007 and January 28, 2006, respectively, that are being amortized as a component of interest expense through 2010. The Company had no unamortized net losses at February 2, 2008.

The Company issued $230,000 of convertible senior unsecured notes during 2004 that bear interest of 2.0% and mature in 2024. The Company used approximately $25,000 of the proceeds from the issuance of the notes to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

STOCK-BASED COMPENSATION PLANS

The Company maintains an equity incentive plan for the granting of options, stock appreciation rights, performance shares, restricted stock, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise term of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to three years after the grant date, although applicable plans permit accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors.

Compensation cost for restricted stock and performance shares that cliff vest are expensed straight line over the requisite service period. Restricted stock and performance shares with graded vesting features are treated as multiple awards based upon the vesting date. The Company records compensation costs for these awards straight line over the requisite service period for each separately vesting portion of the award. Compensation cost for stock option awards with graded vesting are expensed straight line over the requisite service period.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standard (“SFAS”) No.123 (revised 2004), “Share-Based Payments.” This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. Effective January 29, 2006, the Company adopted SFAS No.123R. The adoption of this standard had an immaterial effect on the Company’s 2006 consolidated financial statements. Total stock-based compensation expense, net of related tax effects, for the years ended February 2, 2008, February 3, 2007, and January 28, 2006 were approximately $4,634, $31,764 and $10,822, respectively.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Had compensation cost for the Company’s stock-based compensation plan issuances prior to 2003 been determined under the fair value method, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

2005
Net income as reported herein	$22,348
Add: Stock-based employee compensation expense included in net income, net of related tax effects	11,108
Deduct: Total stock-based employee compensation expense determined under the fair value method	(12,413)

Pro forma net income	$21,043

Basic earnings per common share:
As reported	$0.16
Pro forma	$0.15
Diluted earnings per common share:
As reported	$0.16
Pro forma	$0.15

EARNINGS PER SHARE

Basic earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding.

	2007			2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$47,473	140,402	$0.34	$53,742	135,880	$0.40	$22,348	138,348	$0.16
Effect of dilutive stock options and convertible debentures	—	13,128	(.03)	—	—	—	—	—	—

Diluted EPS	$47,473	153,530	$0.31	$53,742	135,880	$0.40	$22,348	138,348	$0.16

The Company had 688, 6,546, and 10,840 option awards of potentially dilutive common stock outstanding at February 2, 2008, February 3, 2007, and January 28, 2006, respectively, that were not included in the computation of diluted EPS because the Company had a loss from continuing operations for the period or the exercise prices of the options were greater than the average market price of the common shares for the period. There were also 19,219 of potentially exercisable shares under the convertible notes at February 2, 2008 and February 3, 2007, and 15,413 of potentially exercisable shares under the convertible notes at January 28, 2006, that were not included in the computation of diluted EPS due to the assumption of net share settlement as discussed below. Additionally, included in the computation of diluted EPS as of February 2, 2008 are 11,190 potentially dilutive shares associated with shares the Company would issue to settle the difference between the fair value and the par value of the convertible notes upon conversion and the shares to be issued upon the exercise of a call option the Company sold at the time of issuance of the convertible debentures.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

If the holders of the convertible notes exercise their conversion rights, the Company intends to pay cash equal to 100 percent of the principal amount of the convertible notes. In the event that the cash conversion price exceeds 100 percent of the principal amount of the 2% convertible notes, the Company’s intention is to issue common stock for the difference between the par value and fair value at the time of conversion. The Company has $101,162 of cash available as well as availability under the senior revolving credit facility as of February 2, 2008. The cash on hand as well as the availability of borrowings under the senior credit facility provide an adequate source of liquidity to pay 100% of the principal amount of the notes if the holders exercise their conversion rights.

The FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of diluted earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating diluted earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s diluted calculation by 19,219 shares as of February 2, 2008.

PENSION PLANS

Pension expense is based on actuarial models used to estimate the total benefits ultimately payable to associates and is allocated to the service periods. The Company’s funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. The Company may provide additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation. The pension plans are valued annually on November 1st. The projected unit credit method is utilized in recognizing the pension liabilities.

GIFT CARDS

The Company sells gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized; rather a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards aggregated $27,003, and $37,300 at February 2, 2008, and February 3, 2007, respectively.

Outstanding gift cards may be subject to state escheatment laws. The Company periodically evaluates unredeemed gift cards and if a determination is made that it is remote that the gift card will be redeemed and if it is determined that the gift card is not subject to escheatment, then the Company will reverse the unredeemed liability. The total reversal reflected in net sales for the year ended February 2, 2008 was $11,701. There was no gift card breakage reflected in net sales in fiscal 2006 and 2005.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. This interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. For a benefit to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The benefit to be recognized for a tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification of interest and penalties, accounting in interim periods, and disclosure. The Company adopted FIN 48 as of February 4, 2007, as required. The cumulative effect of adopting FIN 48 was recorded as an adjustment to shareholders’ equity in the first quarter of 2007.

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

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. However, the FASB deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company is currently evaluating the impact of adopting SFAS 157.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. We believe this statement has an immaterial impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

NOTE 3 — PROPRIETARY CREDIT CARD RECEIVABLES

On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by the National Bank of the Great Lakes and the Company’s ownership interest in the assets of the trust to HSBC, a third party financial institution.

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

At the end of the ten-year term expiring in 2013, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the occurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts,

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early at February 2, 2008 would have been approximately $27,234. Management believes the risk of incurring a contingent payment is remote.

In September of 2006 the Company entered into agreements with HSBC and MasterCard International Incorporated to issue a co-branded MasterCard card to new and existing proprietary credit card customers. Under this program, qualifying customers are issued a SFA and MasterCard branded credit card that functions as a traditional proprietary credit card when used at any SFA or Off Fifth store and at Saks Direct or as a MasterCard card when used at any unaffiliated location that accepts MasterCard cards. HSBC establishes and owns the co-brand accounts, retains the benefits and sales associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad-debts associated with the accounts.

With the exception of depreciation expense, all components of the credit card operations are included in SG&A. The credit contribution was represented by program compensation and servicing compensation. For 2007, 2006, and 2005, the components of the credit contribution included in SG&A were $28,754, $58,038, and $61,047, respectively

NOTE 4 — PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	February 2, 2008	February 3, 2007
Land and land improvements	$177,040	$187,102
Buildings	593,635	570,045
Leasehold improvements	349,141	333,296
Fixtures and equipment	797,366	736,475
Construction in progress	24,540	75,974

	1,941,722	1,902,892
Accumulated depreciation	(849,718)	(803,561)

	$1,092,004	$1,099,331

Depreciation expense was $134,608, $128,495, and $133,529 in 2007, 2006, and 2005, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 5 — INTANGIBLE ASSETS

The components of amortizable intangible assets at February 2, 2008 were as follows:

Tradenames	$540
Accumulated amortization	(243)

Total Intangible Assets at February 2, 2008	$297

Amortization expense was $27 in 2007, 2006, and 2005, and will remain consistent for each of the next 5 years.

NOTE 6 — INCOME TAXES

The components of income tax expense (benefit) were as follows:

	2007	2006	2005
Current:
Federal	$(932)	$(102,216)	$(165,526)
State	2,163	(26,554)	(27,552)

	1,231	(128,770)	(193,078)
Deferred:
Federal	27,800	86,197	88,571
State	(1,524)	7,790	11,346

	26,276	93,987	99,917

Total expense (benefit)	$27,507	$(34,783)	$(93,161)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Components of the net deferred tax asset or liability recognized in the consolidated balance sheets were as follows:

	February 2, 2008	February 3, 2007
Current:
Deferred tax assets:
Accrued expenses	$27,543	$30,951
NOL carryforwards	23,828	22,250
Valuation allowance	(10,609)	(8,104)
Deferred tax liabilities:
Inventory	2,065	(4,334)

Net current deferred tax asset	$42,827	$40,763

Non-current:
Deferred tax assets:
Capital leases	$26,018	$13,937
Other long-term liabilities	52,678	76,869
AMT Credit	24,269	24,756
NOL carryforwards	66,611	85,114
Valuation allowance	(53,228)	(39,488)
Deferred tax liabilities:
Property and equipment	(19,259)	(8,457)
Other assets	19	23

Net non-current deferred tax asset	$97,108	$152,754

At February 2, 2008, the Company had deferred tax assets of $13,926 related to U.S. Federal Net Operating Loss (NOL) carryforwards of $39,789. The total Federal NOL carryforwards are $61,629 which includes $21,840 of excess tax deductions associated with our stock option plans which have yet to reduce taxes payable. Upon the utilization of these carryforwards, the associated tax benefits of $8,518 will be recorded to Additional Paid-in-Capital. This amount considers the fact that the carryforwards are restricted under federal income tax change-in-ownership rules. The federal and state NOL carryforwards will expire between 2008 and 2027. The Company believes it will be sufficiently profitable during the periods from 2008 to 2027 to utilize all of its federal NOLs and a portion of its existing state NOLs. A valuation allowance has been established against that portion of the existing state NOLs that the Company currently does not anticipate being able to utilize based on current projections.

During 2007, the valuation allowance was evaluated on a jurisdiction-by-jurisdiction basis which resulted in a net reduction to the overall valuation allowance of $2,957 based on projections of future profitability. A similar analysis was performed in 2006, which resulted in a net reduction to the overall valuation allowance of $1,465.

As a result of the analysis of uncertain tax positions (due to the adoption of FIN 48), the net deferred tax asset related to the state net operating loss carryforwards increased. Therefore, the Company performed a valuation allowance analysis to determine the realization of this asset. This analysis resulted in an additional valuation allowance of $19,258 with the offset recorded to shareholders’ equity in accordance with Statement of

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Positions 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The Company is subject to the provisions of Statement of Position 90-7 for these net operating losses since these losses were acquired through the acquisition of a company that had previously filed bankruptcy.

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

	2007	2006	2005
Expected federal income taxes at 35%	$26,243	$(14,744)	$(79,382)
State income taxes, net of federal benefit	3,372	(10,733)	(11,963)
State NOL valuation allowance adjustment	(2,957)	(1,465)	1,161
Effect of settling tax exams and other tax reserve adjustments	690	(10,150)	—
Executive Compensation	367	2,439	—
Tax-Exempt Interest	(662)	(1,761)	—
Other items, net	454	1,631	(2,977)

Provision (benefit) for income taxes	$27,507	$(34,783)	$(93,161)

During 2007, an additional reserve of $1,793 was established for issues raised in current state tax examinations and previously filed federal tax returns related to prior periods. During 2006, the Company favorably concluded certain tax examinations which resulted in an income tax benefit of $10,150. The Company analyzed its positions related to the reserve for tax exposures and determined the amount was adequate. The Company will continue to analyze its positions related to the reserve for tax exposures on an ongoing basis.

The Company made income tax payments, net of refunds received of $(17,492), $34,222 and, $18,278 during 2007, 2006 and 2005, respectively.

The Company adopted the provisions of FIN No. 48, effective as of the beginning of fiscal year 2007. As a result of the implementation of FIN No. 48, the Company recorded a $33,671 decrease in the liability for unrecognized tax benefits which was accounted for as an increase to the beginning shareholder’s equity. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

Unrecognized tax benefits as of February 4, 2007	$46,278
Gross amount of increases for tax positions of prior years	1,793
Gross amount of decreases for tax positions of prior years	(423)

Balance as of February 2, 2008	$47,648

Including the cumulative effect decrease, at the beginning and ending of 2007 the Company had approximately $43,956 and $44,646 of total unrecognized tax benefits, respectively. Of these totals, $12,575 and $13,264 (net of the federal benefit on state issues) represents the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months as a result of settling uncertain tax positions. However, the Company does not anticipate this to result in any material changes to the amount of unrecognized tax benefits.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended February 2, 2008, the Company recognized approximately $337 in interest and penalties. The Company had approximately $3,230 for the payment of interest and penalties accrued as of February 2, 2008.

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

NOTE 7 — DEBT

A summary of Long-Term Debt is as follows:

	February 2, 2008	February 3, 2007
Notes 8.25%, maturing 2008	$84,132	$190,324
Notes 7.50%, maturing 2010	45,872	45,872
Notes 9.875%, maturing 2011	141,558	141,557
Notes 7.00%, maturing 2013	2,922	3,022
Notes 7.375%, maturing 2019	1,911	1,911
Convertible Notes 2.00%, maturing 2024	230,000	230,000
Capital lease obligations	66,193	74,341

	572,588	687,027
Terminated interest rate swap agreements, net	—	(350)
Current portion	(319,242)	(236,667)

	$253,346	$450,010

REVOLVING CREDIT AGREEMENT

At the Company’s request, due to the sale of NDSG, the revolving credit facility under the Company’s credit agreement was reduced from $800,000 to $500,000 in March 2006. In September 2006, the maturity date of the revolving credit facility was extended to September 2011. The facility is secured by the Company’s merchandise inventories and certain third party accounts receivable, and borrowings are limited to a prescribed percentage of eligible inventories and receivables. At February 2, 2008 the prescribed percentage of eligible inventories and third party receivables exceeded the $500,000 credit limit by $66,364.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

debt in connection with permitted acquisitions; and unsecured debt. The Company routinely issues stand-by and documentary letters of credit for purposes of securing foreign sourced merchandise, certain equipment leases, certain insurance programs and other contingent liabilities. Outstanding letters of credit reduce availability under the revolving line of credit. The credit agreement contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the credit agreement if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20,000 under that other instrument. During 2007, weighted average letters of credit issued under the credit agreement were $42,090. The highest amount of letters of credit outstanding under the agreement during 2007 was $48,252, principally related to the funding of seasonal working capital needs. At February 2, 2008, the Company had no principal borrowings and had letters of credit outstanding of $31,858. Borrowings bear interest at either LIBOR plus a percentage ranging from 1.00% to 1.50% or at the higher of the prime rate and federal funds rate plus 0.50%. Letters of credit are charged a fee on an annual basis equal to the then applicable borrowing spread.

SENIOR NOTES

At February 2, 2008, the Company had $276,394 of unsecured senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. The notes restrict the Company from incurring secured debt which is greater than 15% of consolidated tangible net assets of the Company less sale/leaseback transactions, plus debt secured by liens on specified categories of property and equipment. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

On April 12, 2007, the Company announced the results of its modified “Dutch Auction” tender offer to purchase a portion of its 8.25% senior notes due November 15, 2008 for an aggregate purchase price not to exceed $100 million (the “offer cap”). The offer expired on April 11, 2007. The aggregate principal amount of notes validly tendered at or above the clearing spread exceeded the offer cap and the Company accepted $95,872 aggregate principal amount of the notes, resulting in an aggregate purchase price of approximately $100,000 (plus an additional $3,230 in aggregate accrued interest on such notes). The Company accepted for purchase first, all notes tendered at spreads above the clearing spread, and thereafter, the notes validly tendered at the clearing spread on a prorated basis according to the principal amount of such notes. During the three months ended May 5, 2007, the Company recorded a loss on extinguishment of debt of approximately $5,222 related to the repurchase of the notes.

During June and July 2007, the Company repurchased an additional $10,420 in principal amount primarily relating to its 8.25% senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $412.

CONVERTIBLE NOTES

The Company had $230,000 of convertible senior unsecured notes outstanding, at February 2, 2008, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions related to the convertible notes include: the Company can settle a conversion of the notes with shares and/or cash; the holder may put the notes back to

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

the Company in 2014 or 2019; the holder cannot convert the notes until the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25,000 of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes.

The most significant terms and conditions of the note hedge include: the strike price is $11.97; the contract is indexed to 19,219 shares of the Company’s common stock; the maturity dates of the hedge instruments range from March 24, 2011 to April 20, 2011. The fair value of the bond hedge is approximately $170,857. The sensitivity of the fair value to a $1 increase in the price of the underlying common stock would be to increase the value of the hedge by approximately $16,721. The sensitivity of the fair value to a $1 decrease in the price of the underlying common stock would be to decrease the value of the hedge by approximately $16,336.

The most significant terms of the written call options include: the strike price is $13.81; the contract is indexed to 19,219 shares of the Company’s common stock; the maturity date of the written call option instruments is August 2, 2011. The fair value of the call option is approximately $159,518. The sensitivity of the fair value to a $1 increase in the price of the underlying common stock would be to increase the value of the call option by approximately $15,952. The sensitivity of the fair value to a $1 decrease in the price of the underlying common stock would be to decrease the value of the call option by approximately $15,375.

These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000.

On January 10, 2008, the Company gave notice that holders of its $230,000 2.0% convertible senior unsecured notes due March 15, 2024 were entitled to convert the convertible notes into shares of the Company’s common stock due to the closing price of the Company’s common stock exceeding 120% of the convertible senior notes’ conversion price for at least 20 out of the last 30 consecutive trading days in the fourth calendar quarter of 2007. The holders of the convertible notes have until March 31, 2008 to convert their notes into shares of the Company’s common stock in accordance with, and subject to, the terms of the convertible notes indenture. Since the holders of the convertible notes have the ability to exercise their conversion rights, the convertible notes were classified within “current portion of long-term debt” on the Company’s February 2, 2008 balance sheet. As of March 25, 2008, no note holders had converted their notes into the Company’s common stock.

MATURITIES

At February 2, 2008, maturities of long-term debt for the next five years and thereafter are as follows:

Year	Maturities
2008	$89,242
2009	4,673
2010	50,870
2011	146,825
2012	5,309
Thereafter	275,669

$572,588

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company made interest payments of $34,982, $50,409, and $89,995, of which $1,830, $3,807, and $3,980 was capitalized into property and equipment during 2007, 2006, and 2005, respectively.

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

At February 2, 2008, future minimum rental commitments under capital leases and non-cancelable operating leases consisted of the following:

	Operating Leases	Capital Leases
2008	$64,701	$12,450
2009	60,020	11,562
2010	57,279	11,454
2011	53,726	11,234
2012	46,046	10,771
Thereafter	192,543	65,653

	$474,315	123,124

Amounts representing interest		(56,931)

Capital lease obligations		$66,193

Total rental expense for operating leases was $107,991, $114,718, and $109,000 during 2007, 2006, and 2005, respectively, including contingent rent of $20,916, $18,415, and $17,854, respectively, and common area maintenance costs of $11,914, $11,006, and $10,584, respectively. The gross amount of assets recorded under capital leases as of February 2, 2008 and February 3, 2007 was $134,825.

As of February 2, 2008, the Company had two potential commitments tied to the value of its common stock. First, the Company may be required to deliver shares and/or cash to holders of the convertible notes described in Note 7 prior to the stated maturity date of said notes based on the value of the Company’s common stock. Second, in connection with the issuance of the convertible notes, the Company bought and sold call options to limit the potential dilution from conversion of the notes. The Company may be required to deliver shares and/or cash to the holders of the call options based on the value of the Company’s common stock.

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

(In thousands, except per share amounts)

may be cancelable several weeks prior to the vendor shipping the merchandise. Contractual commitments for the construction and remodeling of stores are typically lump sum or cost plus construction contracts. Contracts to purchase various services are generally less than one to two years and are cancelable within several weeks notice.

LEGAL CONTINGENCIES

Investigations

At management’s request, the Audit Committee of the Company’s Board of Directors conducted an internal investigation in 2004 and 2005. In 2004, the Company informed the SEC of the Audit Committee’s internal investigation. Thereafter, the Company was informed by the SEC that it issued a formal order of private investigation. Thereafter, the Company was informed that the Office of the United States Attorney for the Southern District of New York had instituted an inquiry. On September 5, 2007, the SEC filed a complaint in the United Stated District Court for the Southern District of New York related to improper collections of vendor markdown allowances in one of six Saks Fifth Avenue merchandising divisions prior to 2004 and a 2002 internal investigation into these collections, the improper timing of the recording of inventory markdowns at Saks Fifth Avenue in 1999 and 2001 and related accounting and disclosure issues. The Company consented to the entry of a final judgment by the Court without admitting or denying the allegations of the complaint filed by the SEC. The final judgment permanently enjoins the Company and its officers and employees from violating the federal securities laws related to the Company’s reporting, record-keeping and internal controls. No fines or other monetary sanctions were levied against the Company. The Company fully cooperated with the SEC during the course of the SEC’s investigation.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

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

INCOME TAXES

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on annual evaluations of tax filing positions, the Company believes it has adequately accrued for exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At February 2, 2008 certain state examinations were ongoing.

NOTE 9 — EMPLOYEE BENEFIT PLANS

DEFERRED COMPENSATION PLAN

The Company sponsors a non-qualified deferred compensation plan wherein eligible employees can defer a portion of their compensation or unvested restricted stock and allocate the deferrals to a choice of investments options. The liability for compensation deferred under this plan was $19,417 and $24,643 for the year ended February 2, 2008 and February 3, 2007, respectively. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles was $18,886 and $22,471 for the year ended February 2, 2008 and February 3, 2007, respectively, and is included in other assets.

EMPLOYEE SAVINGS PLANS

The Company sponsors various qualified savings plans that cover substantially all full-time employees. Company contributions charged to expense under these plans for 2007, 2006, and 2005 were $7,687, $5,661, and $5,381, respectively. At February 2, 2008, total invested assets related to the employee savings plans was $493,008, of which approximately 3% was invested in the Company’s stock at the discretion of the participating employees.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

DEFINED BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan for many employees of the Company. In conjunction with the sale of NDSG, the Company sold to Bon-Ton the assets, and Bon-Ton assumed the liabilities, of the Carson cash balance pension plan. The Company generally funds pension costs, currently subject to regulatory funding requirements. The Company expects minimal funding requirements in 2008 and 2009.

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

The components of net periodic pension expense related to the Company’s remaining pension plan were as follows:

	2007	2006	2005
Net periodic pension expense:
Service cost	$1,323	$4,841	$4,764
Interest cost	8,199	8,516	8,528
Expected return on plan assets	(11,058)	(9,592)	(9,300)
Recognized actuarial loss	3,338	4,202	4,153
Net amortization of losses and prior service costs	(70)	(395)	(460)

Net pension expense	1,732	7,572	7,685
FAS 88 charge	—	443	—

Total pension expense	$1,732	$8,015	$7,685

Gain recognized due to curtailment	$—	$(4,303)	$—

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	2007		2006
Change in benefit obligation:
Benefit obligation at beginning of period (November 1)	$163,915		$396,986
Removal of benefit obligation related to sale of NDSG	—		(228,570)

Adjusted benefit obligation at beginning of period (November 1)	163,915		168,416
Service cost	1,323		4,841
Interest cost	8,199		8,516
Actuarial loss	(3,148)		(73)
Benefits paid	(14,180	)(1)	(17,785)

Benefit obligation at end of period (November 1)	$156,109		$163,915

Change in plan assets:
Fair value of plan assets at beginning of period (November 1)	$151,159		$325,625
Removal of fair value of plan assets related to sale of NDSG	—		(191,568)

Adjusted fair value of plan assets at beginning of period (November 1)	151,159		134,057
Actual return on plan assets	27,850		20,847
Employer contributions	1,038		15,169
Benefits paid	(12,835)		(17,785)
Administrative expenses	(1,334)		(1,129)

Fair value of plan assets at end of period (November 1)	$165,878		$151,159

Pension plans’ funding status:
Accumulated benefit obligation at November 1	$(156,101)		$(163,905)
Effect of projected salary increases	(8)		(10)

Projected benefit obligation at November 1	(156,109)		(163,915)
Fair value of plan assets at November 1	165,878		151,159

Funded status at November 1	9,769		(12,756)
Unrecognized actuarial loss	—		—
Unrecognized prior service cost	—		—
Contributions subsequent to November 1	258		260

Prepaid (accrued) pension cost classified in other assets (liabilities) at balance sheet date	$10,027		$(12,496)

Amounts recognized in the consolidated balance sheet:
Noncurrent asset	$25,309		$4,553
Current liabilities	(1,056)		(2,387)
Noncurrent liabilties	(14,226)		(14,662)
Accumulated OCI	—		—

Net amount recognized at balance sheet date	$10,027		$(12,496)

Assumptions:
Discount rate, at end of period	6.00%		5.50%
Expected long-term rate of return on assets, for periods ended February 2, 2008 and February 3, 2007	8.00%		8.00%
Average assumed rate of compensation increase	4.00%		4.00%
Measurement date	11/1/07		11/1/06

(1)	The benefits paid in 2007 include the final payment of $1,345 from the Carson Supplemental Executive Retirement Plan which was retained by the Company in conjuction with the sale of NDSG.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In 2008, estimated AOCI amortization of prior service credit and amortization of net loss is $70 and $804, respectively, for the pension plan. No refunds are expected from the benefit plan during 2008.

Amounts not yet reflected in net periodic benefit costs and included in AOCI as of February 2, 2008 are as follows:

	2007	2006
Prior service credit	$(704)	$(579)
Accumulated loss	25,324	47,047

Accumulated other comprehensive loss	24,620	46,468
Net amount recognized in the consolidated balance sheet	10,027	(12,496)

The following table illustrates the effects of the additional minimum liability (“AML”) and SFAS No. 158 adjustments on the consolidated balance sheet to record the funded status as of February 3, 2007:

	Pre-SFAS 158 without AML adjustment	AML Adjustment	Pre-SFAS 158 with AML adjustment	SFAS 158 adoption adjustments	Post SFAS 158
Prepaid pension asset	$47,668	$—	$47,668	$(43,115)	$4,553
Accrued pension liability	13,696	3,379	17,075	(26)	17,049
Deferred tax asset	—	1,049	1,049	17,073	18,122
Accumulated OCI — pension, net of tax	—	2,330	2,330	26,016	28,346
Accumulated OCI — pension, pre-tax	—	3,379	3,379	43,089	46,468

Plan weighted-average asset investment allocations at November 1, 2007 and 2006, by asset category were as follows:

	November 1, 2007	November 1, 2006
Equity	65.6%	65.6%
Debt	29.1%	29.1%
Real estate	5.3%	5.0%
Other	0.0%	0.3%

Total	100.0%	100.0%

The plan’s target allocation is determined taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies and expected returns on various asset categories. At November 1, 2007 and 2006, the plan’s target asset allocation was approximately 65% equity, 30% fixed income and 5% real estate.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At February 2, 2008, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Benefit Payments
2008	$17,919
2009	16,399
2010	15,875
2011	15,294
2012	14,541
Thereafter	55,662

$135,690

Pension assumptions are based upon management’s best estimates as of the annual measurement date.

•

To the extent the discount rate increases or decreases, the Company’s Accumulated Benefit Obligation (ABO) and Projected Benefit Obligation (PBO) are decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is approximately $2,500 on the ABO and PBO and approximately $100 on annual pension expense. To the extent the ABO and PBO increases, the after-tax effect of such serves to reduce Other Comprehensive Income and reduce Shareholders’ Equity.

•

The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. To the extent the actual rate of return on assets realized is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 10 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 10 years. The Company’s expected long-term rate of return on assets was 8.0% in 2007 and 2006.

•

The average rate of compensation increases is utilized principally in calculating the PBO and annual pension expense. The estimated effect of a 0.25% change in the expected compensation increase would not be material to the PBO or to annual pension expense.

NOTE 10 — SHAREHOLDERS’ EQUITY

On October 3, 2006 the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling $558,587, and the Company reduced shareholders’ equity by that amount. Approximately $552,000 of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

As a result of the November 30, 2006 $4.00 per common share dividend payment, the Human Resources and Compensation Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the Company’s long-term incentive plan to adjust the exercise price and number of stock options to reflect the change in the share price on the December 1, 2006 ex-dividend date. In accordance with the provisions

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

of SFAS 123R, “Accounting for Stock-Based Compensation,” the discretionary nature of the anti-dilution provisions resulted in a modification of the options. Accordingly, the measurement of the fair value of the options both before and after the ex-dividend date was required resulting in a pre-tax non-cash charge of $13,729.

The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date
	Prior to Adjustment	After Adjustment
Options outstanding	4,547	5,645
Options exercisable	4,489	5,573
Weighted average exercise price:
Options outstanding	$14.49	$11.67
Options exercisable	$14.57	$11.74

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling $547,537, and the Company reduced shareholders’ equity by that amount. $538,964 of the dividend was paid on May 1, 2006 to shareholders of record as of April 14, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock and performance shares vest.

As a result of the May 1, 2006 $4.00 per common share dividend payment, the Human Resources and Compensation Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the Company’s long-term incentive plan to adjust the exercise price and number of stock options to reflect the change in the share price on the May 2, 2006 ex-dividend date. In accordance with the provisions of SFAS 123R, the discretionary nature of the anti-dilution provisions resulted in a modification of the options. Accordingly, the measurement of the fair value of the options before and after the ex-dividend date was required resulting in a pre-tax non-cash charge of $19,600.

The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date
	Prior to Adjustment	After Adjustment
Options outstanding	7,148	8,845
Options exercisable	6,870	8,501
Weighted average exercise price:
Options outstanding	$16.58	$13.40
Options exercisable	$16.82	$13.59

On December 8, 2005, the Company announced that in anticipation of the closing of the NDSG transaction, its Board of Directors had approved a 35,000 share increase in its common share repurchase authorization, bringing the total number of authorized shares to 70,025. During 2007, 2006 and 2005, the Company repurchased 1,722, 450, and 12,860 shares for an aggregate amount of $27,464, $6,531, and $223,699, respectively. There were 35,658 shares available for repurchase under authorizations at February 2, 2008.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

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

NOTE 11 — EMPLOYEE STOCK PLANS

The Company maintains an equity incentive plan for the granting of options, stock appreciation rights, performance shares, restricted stock and other forms of equity awards to employees and directors. At February 2, 2008 and February 3, 2007, the Company had available for grant 16,549 and 18,138 shares of common stock, respectively. Options granted generally vest over a four-year period after grant and have an exercise term of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to three years after the grant date, although applicable plans permit accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payments.” This statement, referred to as “SFAS No. 123R,” revised SFAS No. 123, and requires companies to expense the value of employee stock options and similar awards. Effective January 29, 2006, the Company adopted SFAS No.123R. The adoption of this standard had an immaterial effect on the Company’s 2006 consolidated financial statements. Total stock-based compensation expense, net of related tax effects, for the years ended February 2, 2008, February 3, 2007, and January 28, 2006 was $4,634, $31,764 and $10,822, respectively.

STOCK OPTIONS

The Company expenses the fair value of all stock-based option grants over the requisite service period on a prospective basis utilizing the Black-Scholes model. The Black-Scholes model estimates the expected value employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, our stock price and dividend yield. The Company did not grant any stock options in 2006 or 2005. The weighted-average Black-Scholes fair value assumptions are as follows:

2007
Expected life	5 years
Risk free interest rate	4.6%
Expected volatility	35%
Expected dividend yield	0%

The expected life is a significant assumption as it determines the period for which the risk free interest rate, volatility and dividend yield must be applied. The expected life is the period over which employee groups are expected to hold options. The expected life is calculated using the simplified method according to Staff Accounting Bulletin No. 107, “Share-Based Payment.” The risk free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in the Company’s stock price over the most

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

recent historical period equivalent to the expected life. Dividend yield is zero as the Company does not anticipate paying dividends in the foreseeable future.

The Company recognizes compensation expense for stock option awards with graded vesting straight line over the requisite service period. The Company has not granted stock options with performance or market conditions.

A summary of the stock options for 2007, 2006, and 2005 is presented below:

	2007			2006			2005
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	4,861	$11.56		8,400	$15.84		17,954	$13.60
Dividend Adjustments	—	0.00		2,795	3.92		—	0.00
Granted	616	19.79		—	0.00		—	0.00
Exercised	(2,930)	11.72		(5,486)	11.00		(8,171)	17.42
Forfeited	(126)	19.27		(848)	20.21		(1,383)	17.95

Outstanding at end of year	2,421	$13.06	$14,004	4,861	$11.56	$38,305	8,400	$15.84	$26,628
Options exercisable at year end	1,837	$10.92	$14,004	4,814	$11.61	$37,694	8,032	$16.08	$23,534

Weighted average fair value of options granted during the year	$7.61			—			—

The total intrinsic value of stock options exercised during 2007, 2006, and 2005 was $25,915, $43,365, and $55,534, respectively.

The following table summarizes information about stock options outstanding at February 2, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 2, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 2, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$4.02 to $7.95	790	2.3	$6.48	790	2.3	$6.48
$7.96 to $11.00	303	1.2	$9.48	303	1.2	$9.48
$11.01 to $16.45	640	0.9	$15.29	640	0.9	$15.29
$16.46 to $23.67	688	5.2	$20.12	104	0.2	$21.97

	2,421	2.6	$13.06	1,837	1.5	$10.92

In 2006, due to the two $4 cash dividends paid, the Company recorded non-cash charges of $33,329 for the re-measurement of the fair value of the options. Due to the Company’s inability to file certain periodic reports

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

with the SEC during 2005, holders of stock options were precluded from exercising their stock options. As a result, the Company granted a 90-day extension for those employees who were terminated during this period, and the Company recorded a modification charge of approximately $2,300 in 2005.

RESTRICTED STOCK AND PERFORMANCE SHARES

The Company granted restricted stock of 406, 372, and 322 shares to certain employees in 2007, 2006, and 2005, respectively. The fair value of the restricted stock is based on the market value of the Company’s common stock on the date of grant. The fair value of these shares on the dates of grants was $8,843, $7,285, and $5,685 for 2007, 2006, and 2005, respectively. During 2007, 2006, and 2005, compensation cost of $3,604, $4,744, and $14,561, respectively, was recognized in connection with restricted stock

Compensation cost for the restricted stock that cliff vest are expensed straight line over the requisite service period. Restricted stock with graded vesting features are treated as multiple awards based upon the vesting date. The Company records compensation cost for these awards straight line over the requisite service period for each separately vesting portion of the award.

A summary of restricted stock for 2007 is presented below:

	Shares	Weighted Average Grant Price
Nonvested at February 3, 2007	1,117	$17.18
Granted	406	19.56
Vested	(508)	17.73
Canceled	(71)	19.32

Nonvested at February 2, 2008	944	$18.83

The Company granted performance shares under its long-term incentive plan. The fair value of the performance shares is based on the market value of the Company’s common stock on the date of grant. The actual number of performance shares earned will be based on the level of performance achieved relative to established operating (non-market condition) goals for the one-year performance period beginning February 4, 2007 and range from 50% to 150% of the target number of performance shares granted. In addition, once earned, performance shares are not payable unless the grantee remains employed by the Company for an additional two years. Compensation cost for the performance shares that cliff vest are expensed straight line over the requisite service period. Performance shares with graded vesting features are treated as multiple awards based upon the vesting date. The Company records compensation cost for these awards straight line over the requisite service period for each separately vesting portion of the award.

The Company granted performance shares of 570, 568, and 483 to certain employees in 2007, 2006, and 2005, respectively. The fair value of these shares on the dates of grants was $11,282, $11,026, and $8,525 for 2007, 2006, and 2005, respectively. During 2007, 2006, and 2005, compensation cost of $2,675, $13,978, and $3,035, respectively, was recognized in connection with the performance shares.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

A summary of the performance shares for 2007 is presented below:

	Shares	Weighted Average Grant Price
Nonvested at February 3, 2007	568	$19.42
Granted	570	19.80
Vested	(331)	19.50
Canceled	(188)	19.40

Nonvested at February 2, 2008	619	$19.73

At February 2, 2008 and February 3, 2007, the Company had unearned compensation amounts related to non-vested restricted stock and performance shares of $15,562 and $7,694, respectively, included in Additional Paid-In Capital, which will be recognized over a weighted average period of two years.

STOCK PURCHASE PLAN

The Company’s employee stock purchase plan provides for an aggregate of 1,450 shares of the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discount to market value. Under the plan, 37 ($566), 40 ($576), and 53 ($700) shares of the Company’s common stock were purchased by employees in 2007, 2006, and 2005, respectively. At February 2, 2008, the plan had 258 shares available for future offerings.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The fair values of the Company’s financial instruments other than the instruments considered short-term in nature at February 2, 2008 and February 3, 2007 were as follows:

	Carrying Amount	Estimated Fair Value
February 2, 2008
8.25% senior notes	$84,132	$84,868
7.50% senior notes	$45,872	$45,241
9.875% senior notes	$141,557	$144,211
7.00% senior notes	$2,922	$2,922
7.375% senior notes	$1,911	$1,911
2.00% convertible notes	$230,000	$367,425

February 3, 2007
8.25% senior notes	$190,324	$198,888
7.50% senior notes	$45,872	$46,216
9.875% senior notes	$141,557	$159,252
7.00% senior notes	$3,022	$3,022
7.375% senior notes	$1,911	$1,911
2.00% convertible notes	$230,000	$371,450

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices. The estimated fair value of the convertible note hedge and written call option was approximately $11,339.

NOTE 13 — STORE DISPOSITIONS, INTEGRATION AND OTHER CHARGES

In October 2004, the Company announced its intention to close 12 SFA stores. The net pre-tax charges resulting from the closing of these stores are principally related to asset impairments, lease terminations, inventory write-downs and severance costs, partially offset by gains on the dispositions of one or more stores. As it relates to these closings, the Company incurred charges of $6,353 for lease termination costs at closed stores and $268 for severance charges during the fiscal year ended February 3, 2007. The Company realized a net gain from the sale of closed stores of approximately $2,625, partially offset by charges of $1,316 of severance costs and $241 for markdowns during the fiscal year ended January 28, 2006. Severance costs represent the portion of accrued benefits for employees that will exit when the stores are closed which were paid in the year incurred. Lease termination costs are included in Impairments and Dispositions, markdown charges are included in Gross Margin, and severance costs are included in Selling, General, and Administrative expense in the accompanying consolidated statements of income. There were no amounts payable relating to these charges as of February 2, 2008.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2007 and 2006 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended February 2, 2008:
Total sales	$792,747	$694,106	$796,063	$999,724
Gross margin	328,280	246,766	334,062	374,305
Operating income (loss)	32,560	(32,620)	45,454	52,626
Net income (loss)	11,037	(24,626)	21,590	39,472
Basic earnings (loss) per common share	$0.08	$(0.17)	$0.15	$0.28
Diluted earnings (loss) per common share	$0.07	$(0.17)	$0.14	$0.26

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended February 3, 2007:
Total sales	$684,129	$603,833	$697,041	$955,000
Gross margin	282,858	198,504	292,431	361,916
Operating income (loss)	12,166	(77,040)	26,487	17,984
Income (loss) from continuing operations	11,660	(53,096)	12,478	21,616
Net income (loss)	77,898	(51,855)	6,178	21,521
Basic earnings (loss) per common share	$0.58	$(0.38)	$0.05	$0.16
Diluted earnings (loss) per common share	$0.57	$(0.38)	$0.05	$0.14

NOTE 15 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for 2007, 2006 and 2005 for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the years ended February 2, 2008, February 3, 2007, and January 28, 2006 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At February 2, 2008, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt and maintained a small group of corporate employees.

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED FEBRUARY 2, 2008

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$3,282,647		$3,282,647
Cost of sales		1,999,227		1,999,227

GROSS MARGIN		1,283,413		1,283,413
Selling, general and administrative expenses	$3,910	846,248		850,158
Other operating expenses	86	329,318		329,404
Store pre-opening costs		1,015		1,015
Impairments and dispositions		4,816		4,816

OPERATING INCOME (LOSS)	(3,996)	102,016	—	98,020

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries — continuing operations	55,598		$(55,598)
Interest expense	(32,962)	(9,352)		(42,314)
Loss on extinguishment of debt	(5,634)			(5,634)
Other income, net	24,908			24,908

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES	37,914	92,664	(55,598)	74,980
Provision (Benefit) for income taxes	(9,559)	37,066		27,507

NET INCOME	$47,473	$55,598	$(55,598)	$47,473

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF FEBRUARY 2, 2008

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,492	$15,670		$101,162
Merchandise inventories		857,173		857,173
Other current assets		124,973		124,973
Deferred income taxes, net		42,827		42,827

TOTAL CURRENT ASSETS	85,492	1,040,643	—	1,126,135
PROPERTY AND EQUIPMENT, NET		1,092,004		1,092,004
INTANGIBLES, NET		297		297
DEFERRED INCOME TAXES, NET		97,108		97,108
OTHER ASSETS	7,962	47,518		55,480
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,599,291		$(1,599,291)

	$1,692,745	$2,277,570	$(1,599,291)	$2,371,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$176,844		$176,844
Accrued expenses and other current liabilities	$10,744	274,208		284,952
Current portion of long-term debt	314,132	5,110		319,242

TOTAL CURRENT LIABILITIES	324,876	456,162	—	781,038
LONG-TERM DEBT	192,263	61,083		253,346
OTHER LONG-TERM LIABILITIES		161,034		161,034
INVESTMENT BY AND ADVANCES
FROM PARENT		1,599,291	$(1,599,291)
SHAREHOLDERS’ EQUITY	1,175,606			1,175,606

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,692,745	$2,277,570	$(1,599,291)	$2,371,024

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 2, 2008

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$47,473	$55,598	$(55,598)	$47,473

Income from continuing operations	47,473	55,598	(55,598)	47,473
Adjustments to reconcile net income to net Cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(55,598)		55,598
Depreciation and amortization		134,635		134,635
Equity compensation	7,724			7,724
Gain on lease termination		(1,669)		(1,669)
Gain on sale of building		(1,069)		(1,069)
Gain on extinguishment of debt	5,634			5,634
Deferred income taxes		26,276		26,276
Impairments and dispositions		4,816		4,816
Changes in operating assets and liabilities, net	54,582	(206,923)		(152,341)

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,815	11,664	—	71,479
INVESTING ACTIVITIES
Purchases of property and equipment		(140,985)		(140,985)
Proceeds from sale of property and equipment		12,352		12,352

NET CASH USED IN INVESTING ACTIVITIES	—	(128,633)	—	(128,633)

FINANCING ACTIVITIES
Intercompany borrowings	(238,981)	238,981
Payments on long-term debt and capital lease obligations	(263)	(118,717)		(118,980)
Cash dividends paid	(7,430)			(7,430)
Purchase of common stock	(27,464)			(27,464)
Proceeds from issuance of common stock	34,307			34,307

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES CONTINUING OPERATIONS	(239,831)	120,264	—	(119,567)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(239,831)	120,264	—	(119,567)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(180,016)	3,295	—	(176,721)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	265,508	12,375	—	277,883
CASH AND CASH EQUIVALENTS AT END OF YEAR	$85,492	$15,670	$—	$101,162

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED FEBRUARY 3, 2007

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$2,940,003		$2,940,003
Cost of sales		1,804,294		1,804,294

GROSS MARGIN		1,135,709		1,135,709
Selling, general and administrative expenses	$6,601	812,617		819,218
Other operating expenses	128	323,726		323,854
Store pre-opening costs		597		597
Impairments and dispositions		12,443		12,443

OPERATING LOSS	(6,729)	(13,674)	—	(20,403)

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries — continuing operations	(14,021)		$14,021
Interest expense	(40,442)	(9,694)		(50,136)
Gain on extinguishment of debt	7			7
Other income, net	28,407			28,407

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR INCOME TAXES	(32,778)	(23,368)	14,021	(42,125)
Benefit for income taxes	(25,436)	(9,347)		(34,783)

LOSS FROM CONTINUING OPERATIONS	(7,342)	(14,021)	14,021	(7,342)
DISCONTINUED OPERATIONS:
Equity in earnings of subsidiaries —discontinued operations (net of tax)	61,084		(61,084)	—
Income from discontinued operations (including gain on disposal of $191,918)		193,377		193,377
Provision for income taxes		132,293		132,293

INCOME FROM DISCONTINUED OPERATIONS	61,084	61,084	(61,084)	61,084
NET INCOME	$53,742	$47,063	$(47,063)	$53,742

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF FEBRUARY 3, 2007

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$265,508	$12,375		$277,883
Merchandise inventories		785,302		785,302
Other current assets		146,893		146,893
Deferred income taxes, net		40,763		40,763

TOTAL CURRENT ASSETS	265,508	985,333		1,250,841
PROPERTY AND EQUIPMENT, NET		1,099,331		1,099,331
INTANGIBLES, NET		324		324
DEFERRED INCOME TAXES, NET		152,754		152,754
OTHER ASSETS	11,126	29,927		41,053
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,454,660		$(1,454,660)

	$1,731,294	$2,267,669	$(1,454,660)	$2,544,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$231,038		$231,038
Accrued expenses and other current liabilities	$22,552	372,523		395,075
Current portion of long-term debt	230,000	6,667		236,667

TOTAL CURRENT LIABILITIES	252,552	610,228		862,780
LONG-TERM DEBT	382,336	67,674		450,010
OTHER LONG-TERM LIABILITIES	267	135,107		135,374
INVESTMENT BY AND ADVANCES FROM PARENT		1,454,660	$(1,454,660)
SHAREHOLDERS’ EQUITY	1,096,139			1,096,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,731,294	$2,267,669	$(1,454,660)	$2,544,303

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 3, 2007

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$53,742	$47,063	$(47,063)	$53,742
Income from discontinued operations	61,084	61,084	(61,084)	61,084

Loss from continuing operations	(7,342)	(14,021)	14,021	(7,342)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	14,021		(14,021)
Depreciation and amortization	—	128,522		128,522
Provision for employee stock compensation	52,072			52,072
Excess tax benefit from stock-based compensation	(16,027)			(16,027)
Deferred income taxes		93,987		93,987
Loss on extinguishment of debt	(7)			(7)
Impairments and dispositions		12,443		12,443
Changes in operating assets and liabilities, net	15,206	(127,839)		(112,633)

NET CASH PROVIDED BY OPERATING ACTIVITIES — CONTINUING OPERATIONS	57,923	93,092	—	151,015

NET CASH USED IN OPERATING ACTIVITIES — DISCONTINUED OPERATIONS		(95,730)		(95,730)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	57,923	(2,638)	—	55,285
INVESTING ACTIVITIES
Purchases of property and equipment		(123,679)		(123,679)
Proceeds from sale of assets		171		171

NET CASH USED IN INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(123,508)	—	(123,508)

NET CASH PROVIDED BY INVESTING ACTIVITIES — DISCONTINUED OPERATIONS		1,307,025		1,307,025

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	1,183,517	—	1,183,517

FINANCING ACTIVITIES
Intercompany borrowings	1,195,647	(1,195,647)
Payments on long-term debt	(263)	(7,108)		(7,371)
Payment of dividend	(1,095,025)			(1,095,025)
Excess tax benefit from stock-based compensation	16,027			16,027
Proceeds from issuance of stock	(6,531)			(6,531)
Purchases and retirements of common stock	51,730			51,730

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES — CONTINUING OPERATIONS	161,585	(1,202,755)	—	(1,041,170)
NET CASH USED IN FINANCING ACTIVITIES — DISCONTINUED OPERATIONS		(149)		(149)

NET CASH USED IN FINANCING ACTIVITIES	161,585	(1,202,904)	—	(1,041,319)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219,508	(22,025)	—	197,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,000	31,312		77,312
PLUS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS HELD FOR SALE AT END OF YEAR		3,088		3,088

CASH AND CASH EQUIVALENTS AT END OF YEAR	$265,508	$12,375	$—	$277,883

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 28, 2006

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$2,778,333		$2,778,333
Cost of sales		1,754,833		1,754,833

GROSS MARGIN		1,023,500		1,023,500
Selling, general and administrative expenses	$7,408	823,087		830,495
Other operating expenses	124	327,448		327,572
Store pre-opening costs		1,227		1,227
Impairments and dispositions		(7,848)		(7,848)

OPERATING LOSS	(7,532)	(120,414)	—	(127,946)

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries —continuing operations	(79,033)		$79,033
Interest expense	(63,648)	(13,540)		(77,188)
Loss on extinguishment of debt	(29,375)			(29,375)
Other income, net	7,705			7,705

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR INCOME TAXES	(171,883)	(133,954)	79,033	(226,804)
Benefit for income taxes	(38,240)	(54,921)		(93,161)

LOSS FROM CONTINUING OPERATIONS DISCONTINUED OPERATIONS:	(133,643)	(79,033)	79,033	(133,643)
Equity in earnings of subsidiaries —discontinued operations (net of tax)	153,773		(153,773)	—
Income from discontinued operations (including gain on disposal of $156,010)	3,760	317,683		321,443
Provision for income taxes	1,542	163,910		165,452

INCOME FROM DISCONTINUED OPERATIONS	155,991	153,773	(153,773)	155,991
NET INCOME	$22,348	$74,740	$(74,740)	$22,348

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2006

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$22,348	$74,740	$(74,740)	$22,348
Income from discontinued operations	155,991	153,773	(153,773)	155,991

Loss from continuing operations	(133,643)	(79,033)	79,033	(133,643)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries — continuing operations	79,033		(79,033)
Depreciation and amortization	791	132,765		133,556
Provision for employee stock compensation	17,595			17,595
Deferred income taxes		99,917		99,917
Loss on extinguishment of debt	29,375			29,375
Impairments and dispositions		(7,848)		(7,848)
Changes in operating assets and liabilities, net	(39,178)	(1,847)		(41,025)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	(46,027)	143,954	—	97,927
NET CASH PROVIDED BY OPERATING ACTIVITIES —
DISCONTINUED OPERATIONS	2,218	87,927		90,145

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(43,809)	231,881	—	188,072
INVESTING ACTIVITIES
Purchases of property and equipment		(130,124)		(130,124)
Proceeds from sale of assets		13,236		13,236

NET CASH USED IN INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(116,888)	—	(116,888)
NET CASH PROVIDED BY INVESTING ACTIVITIES —
DISCONTINUED OPERATIONS		514,599		514,599
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	397,711	—	397,711
FINANCING ACTIVITIES
Intercompany borrowings	625,896	(625,896)
Payments on long-term debt and capital lease obligations	(607,158)	(14,158)		(621,316)
Cash dividends paid	(795)			(795)
Proceeds from issuance of common stock	83,508			83,508
Purchases and retirements of common stock	(223,643)			(223,643)

NET CASH USED IN FINANCING ACTIVITIES — CONTINUING OPERATIONS	(122,192)	(640,054)	—	(762,246)
NET CASH USED IN FINANCING ACTIVITIES — DISCONTINUED OPERATIONS		(241)		(241)

NET CASH USED IN FINANCING ACTIVITIES	(122,192)	(640,295)	—	(762,487)
DECREASE IN CASH AND CASH EQUIVALENTS	(166,001)	(10,703)	—	(176,704)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	212,001	45,103		257,104
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS HELD FOR SALE AT END OF YEAR		(3,088)		(3,088)

CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,000	$31,312	$—	$77,312

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors

of Saks Incorporated:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 26, 2008 (appearing in this annual report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 26, 2008

SAKS INCORPORATED & SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
(Dollars In Thousands)	February 2, 2008	February 3, 2007	January 28, 2006
Allowance for sales returns, net:
Balance at Beginning of Year	$6,848	$8,645	$9,975
Charged to Costs and Expenses	1,013,007	1,003,822	1,315,790
Reserve related to sold Proffitt’s and Parisian businesses	—	(1,155)	(848)
Reserve related to sold NDSG business	—	(2,335)
Deductions (A)	(1,012,600)	(1,002,129)	(1,316,272)

Balance at End of Year	$7,255	$6,848	$8,645

(A) Deductions consist of actual returns net of related costs and commissions

	Year Ended
(Dollars In Thousands)	February 2, 2008	February 3, 2007	January 28, 2006
Valuation Allowance in Deferred Tax Assets
Balance at Beginning of Year	$47,592	$47,104	$65,508
Charged (Credited) to Income	(2,957)	(1,465)	1,161
Charged (Credited) to Shareholders’ Equity	19,258	—	(2,525)
Increase (Decrease) to Reserve	(56)	1,953	(17,040)

Balance at End of Year	$63,837	$47,592	$47,104