Form 10-Q
period 2008-05-03
SAKS INC
filed 2008-06-05
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 3, 2008 or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2008, the number of shares of the Registrant’s Common Stock outstanding was 143,593,723.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	May 3, 2008	February 2, 2008	May 5, 2007
ASSETS
Current Assets
Cash and cash equivalents	$124,523	$101,162	$158,325
Merchandise inventories	841,068	857,173	811,577
Other current assets	141,677	124,973	133,700
Deferred income taxes, net	41,428	42,827	28,359

Total current assets	1,148,696	1,126,135	1,131,961
Property and Equipment, net	1,081,785	1,092,004	1,095,218
Intangibles, net	290	297	317
Deferred Income Taxes, net	96,459	97,108	142,438
Other Assets	50,902	55,480	40,937

TOTAL ASSETS	$2,378,132	$2,371,024	$2,410,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$204,382	$176,844	$236,826
Accrued expenses and other current liabilities	255,254	282,311	259,654
Dividend payable	1,475	2,641	3,813
Current portion of long-term debt	88,980	319,242	235,757

Total current liabilities	550,091	781,038	736,050
Long-Term Debt	482,130	253,346	351,428
Other Long-Term Liabilities	162,543	161,034	177,399

Total liabilities	1,194,764	1,195,418	1,264,877
Commitments and Contingencies	—	—	—
Shareholders’ Equity	1,183,368	1,175,606	1,145,994

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,378,132	$2,371,024	$2,410,871

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
NET SALES	$862,352	$792,747
Cost of sales (excluding depreciation and amortization)	533,064	464,467

Gross margin	329,288	328,280
Selling, general and administrative expenses	204,747	212,845
Other operating expenses:
Property and equipment rentals	28,298	28,337
Depreciation and amortization	32,644	31,798
Taxes other than income taxes	23,057	22,220
Store pre-opening costs	287	136
Impairments and dispositions	138	384

OPERATING INCOME	40,117	32,560
Interest expense	(10,057)	(11,980)
Loss on extinguishment of debt	—	(5,222)
Other income, net	947	2,835

INCOME BEFORE INCOME TAXES	31,007	18,193
Provision for income taxes	12,730	7,156

NET INCOME	$18,277	$11,037

Net Income per share - Basic	$0.13	$0.08
Net Income per share - Diluted	$0.13	$0.07
Weighted average common shares:
Basic	139,904	140,242
Diluted	140,830	156,274

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
Operating Activities:
Net Income	$18,277	$11,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,644	31,798
Impairments and dispositions	138	384
Equity compensation	3,489	1,194
Deferred income taxes	10,472	3,514
Excess tax benefit from stock-based compensation	—	(5,186)
Loss on extinguishment of debt	—	5,222
Change in operating assets and liabilities, net	(1,013)	(53,777)

Net Cash Provided by (Used In) Operating Activities	64,007	(5,814)
Investing Activities:
Purchases of property and equipment	(24,968)	(32,019)
Proceeds from the sale of property and equipment	14	266

Net Cash Used In Investing Activities	(24,954)	(31,753)
Financing Activities:
Payments on long-term debt and capital lease obligations	(1,498)	(103,889)
Cash dividends paid	(1,139)	(6,340)
Excess tax benefit from stock-based compensation	—	5,186
Purchases and retirements of common stock	(14,765)	—
Proceeds from issuance of common stock	1,710	23,052

Net Cash Used In Financing Activities	(15,692)	(81,991)
Increase (Decrease) in Cash and Cash Equivalents	23,361	(119,558)
Cash and cash equivalents at beginning of period	101,162	277,883
Cash and cash equivalents at end of period	$124,523	$158,325

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended May 3, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009 (fiscal year 2008). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The accompanying condensed consolidated balance sheet at February 2, 2008 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The Company’s operations consist of Saks Fifth Avenue (SFA), Off Fifth, and Club Libby Lu.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $7,603 and $7,123 for the three months ended May 3, 2008 and May 5, 2007, respectively. Leased department sales were $55,563 and $50,267 for the three months ended May 3, 2008 and May 5, 2007, respectively, and were excluded from net sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $107,014 and $142,293 at May 3, 2008 and May 5, 2007, respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $883 and $2,711 for the three-month period ended May 3, 2008 and May 5, 2007, respectively, and is reflected in Other Income.

Impairments and Dispositions - The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances indicate. The Company also performs an asset impairment analysis at each fiscal year end. The Company incurred net charges primarily related to asset impairments in the normal course of business of $138 and $384 for the three months ended May 3, 2008 and May 5, 2007, respectively. Asset impairments are included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of Income.

Inventory - On February 3, 2008, the Company elected to change its method of costing its inventories to the retail “first-in, first-out” (FIFO) method, whereas in all prior periods inventory was costed using the retail “last-in, first-out” (LIFO) method. The new method of accounting had no impact on the three months ended May 3, 2008 and May 5, 2007, respectively, as the LIFO value exceeded the FIFO market value and was written down to reflect FIFO market value in all periods.

Income Taxes - The effective income tax rate for the three-month period ended May 3, 2008 was 41.1%, as compared to 39.4%, for the three-month period ended May 5, 2007. The increase in the effective rate for the three-month period ended May 3, 2008 was primarily due to accrual of interest related to uncertain tax positions.

Components of the Company’s income tax expense for the three-month period ended May 3, 2008 and May 5, 2007 were as follows:

	Three Months Ended
	May 3, 2008	May 5, 2007
Expected federal income taxes at 35%	10,852	6,368
State income taxes, net of federal benefit	1,110	818
Effect of settling tax exams and other tax reserve adjustments	495	(121)
Other items, net	273	91

Provision for income taxes	$12,730	$7,156

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

NOTE 2 - EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three months ended May 3, 2008 and May 5, 2007, respectively, are as follows (income and shares in thousands):

	For the Three Months Ended May 3, 2008			For the Three Months Ended May 5, 2007
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$18,277	139,904	$0.13	$11,037	140,242	$0.08
Effect of dilutive stock options and convertible debentures	—	926	—	—	16,032	(0.01)

Diluted EPS	$18,277	140,830	$0.13	$11,037	156,274	$0.07

The Company had 2,017 and 271 option and performance share awards of potentially dilutive common stock outstanding as of May 3, 2008 and May 5, 2007, respectively, that were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares for the period or the performance condition was not met. There were also 19,219 of potentially exercisable shares under the convertible notes at May 3, 2008 and May 5, 2007, respectively, that were not included in the computation of diluted EPS due to the assumption of net share settlement as discussed below.

The Financial Accounting Standards Board (“FASB”) is contemplating an amendment to Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of diluted earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating diluted earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s diluted calculation by 19,219 shares.

NOTE 3 - DEBT AND SHARE ACTIVITY

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

During the three months ended May 3, 2008, the Company repurchased 1,234 shares of its common stock at a cost of approximately $14,765. At May 3, 2008, there were 34,424 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 4 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan for many employees of the Company. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension (benefit) expense related to the Company’s pension plan for the three months ended May 3, 2008 and May 5, 2007 were as follows:

	Three Months Ended
	May 3, 2008	May 5, 2007
Service cost	$169	$331
Interest cost	2,123	1,838
Expected return on plan assets	(3,037)	(2,782)
Net amortization of losses and prior service costs	184	813

Net periodic pension (benefit) expense	$(561)	$200

The Company expects minimal or no funding requirements in 2008 and 2009.

NOTE 5 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the three months ended May 3, 2008:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at February 2, 2008	141,784	$14,180	$1,119,192	$57,236	$(15,002)	$1,175,606
Net income				18,277		18,277
Dividend adjustment - cancelled restricted shares			27			27
Issuance of common stock	226	23	1,687			1,710
Income tax benefit related to employee stock plans			(97)			(97)
Net activity under stock compensation plans	2,785	279	(279)			—
Restricted shares withheld for taxes	(59)	(6)	(873)			(879)
Stock-based compensation			3,489			3,489
Repurchase of common stock	(1,234)	(123)	(14,642)			(14,765)

Balance at May 3, 2008	143,502	$14,353	$1,108,504	$75,513	$(15,002)	$1,183,368

NOTE 6 – STOCK-BASED COMPENSATION

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

Total stock-based compensation expense, net of related tax effects, for the three months ended May 3, 2008 and May 5, 2007 was $2,093 and $716, respectively. As of May 3, 2008, the Company had unearned compensation amounts related to restricted stock of $48,732 included in Additional Paid-In Capital, which will be recognized over a weighted average period of less than three years.

NOTE 7 - CONTINGENCIES

LEGAL CONTINGENCIES

Vendor Litigation

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

TAX MATTERS

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on the current evaluations of tax filing positions, the Company believes it has adequately accrued for exposures. At May 3, 2008, certain state examinations are ongoing and if the Company were not to prevail, the outcome could have a material impact on operating results.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The FASB also issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and liabilities measured on a nonrecurring basis. The impact of applying SFAS 157 to financial assets and liabilities had an immaterial impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. This standard had an immaterial impact on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

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

NOTE 9 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three-month periods ended May 3, 2008 and May 5, 2007 and as of February 2, 2008 reflect the legal entity compositions at the respective dates. Certain 2007 amounts in the following tables have been revised to reflect the allocation of deferred income taxes between Saks Incorporated and the guarantors of Saks Incorporated’s senior notes.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At May 3, 2008, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 3, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$107,014	$17,509		$124,523
Merchandise inventories		841,068		841,068
Other current assets		141,677		141,677
Deferred income taxes, net		41,428		41,428

Total Current Assets	107,014	1,041,682	—	1,148,696
Property and Equipment, net		1,081,785		1,081,785
Intangibles, net		290		290
Deferred Income Taxes, net	70,808	25,651		96,459
Other Assets	7,222	43,680		50,902
Investment in and Advances to Subsidiaries	1,512,409	—	$(1,512,409)

Total Assets	$1,697,453	$2,193,088	$(1,512,409)	$2,378,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$204,382		$204,382
Accrued expenses and other current liabilities	$6,195	249,059		255,254
Dividend payable	1,475			1,475
Current portion of long-term debt	84,132	4,848		88,980

Total Current Liabilities	91,802	458,289	—	550,091
Long-Term Debt	422,283	59,847		482,130
Other Long-Term Liabilities		162,543		162,543
Investment by and Advances from Parent		1,512,409	$(1,512,409)
Shareholders’ Equity	1,183,368			1,183,368

Total Liabilities and Shareholders’ Equity	$1,697,453	$2,193,088	$(1,512,409)	$2,378,132

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 3, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$862,352		$862,352
Cost of sales		533,064		533,064

Gross Margin	—	329,288	—	329,288
Selling, general and administrative expenses	$248	204,499		204,747
Other operating expenses	10	83,989		83,999
Store pre-opening costs		287		287
Impairments and dispositions		138		138

Operating Income (loss)	(258)	40,375	—	40,117
Other income (expense)
Equity in earnings of subsidiaries	22,560		$(22,560)
Interest expense	(7,711)	(2,346)		(10,057)
Other income, net	947			947

Income before provision (benefit) for income taxes	15,538	38,029	(22,560)	31,007
Provision (benefit) for income taxes	(2,739)	15,469		12,730

Net Income	$18,277	$22,560	$(22,560)	$18,277

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 3, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Income	$18,277	$22,560	$(22,560)	$18,277
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(22,560)		22,560	—
Excess tax benefit from exercise of stock options
Depreciation and amortization		32,644		32,644
Provision for employee stock compensation	3,489			3,489
Deferred income taxes	1,100	9,372		10,472
Impairments and dispositions		138		138
Changes in operating assets and liabilities, net	15,943	(16,956)		(1,013)

Net Cash Provided Operating Activities	16,249	47,758	—	64,007
INVESTING ACTIVITIES
Purchases of property and equipment		(24,968)		(24,968)
Proceeds from the sale of assets		14		14

Net Cash Used In Investing Activities	—	(24,954)	—	(24,954)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	19,467	(19,467)		—
Payments on long-term debt		(1,498)		(1,498)
Payment of dividend	(1,139)			(1,139)
Repurchase and retirement of common stock	(14,765)			(14,765)
Proceeds from issuance of common stock	1,710			1,710

Net Cash Provided By (Used In) Financing Activities	5,273	(20,965)	—	(15,692)
Increase In Cash and Cash Equivalents	21,522	1,839	—	23,361
Cash and Cash Equivalents at beginning of period	85,492	15,670		101,162

Cash and Cash Equivalents at end of period	$107,014	$17,509	$—	$124,523

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 5, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$142,293	$16,032		$158,325
Merchandise inventories		811,577		811,577
Other current assets		133,700		133,700
Deferred income taxes, net		28,359		28,359

Total Current Assets	142,293	989,668	—	1,131,961
Property and Equipment, net		1,095,218		1,095,218
Intangibles, net		317		317
Deferred Income Taxes, net	66,028	76,410		142,438
Other Assets	10,185	30,752		40,937
Investment in and Advances to Subsidiaries	1,457,033		$(1,457,033)

Total Assets	$1,675,539	$2,192,365	$(1,457,033)	$2,410,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$236,826		$236,826
Accrued expenses and other current liabilities	$8,999	250,655		259,654
Dividend payable	3,813			3,813
Current portion of long-term debt	230,000	5,757		235,757

Total Current Liabilities	242,812	493,238	—	736,050
Long-Term Debt	286,733	64,695		351,428
Other Long-Term Liabilities		177,399		177,399
Investment by and Advances from Parent		1,457,033	$(1,457,033)
Shareholders’ Equity	1,145,994			1,145,994

Total Liabilities and Shareholders’ Equity	$1,675,539	$2,192,365	$(1,457,033)	$2,410,871

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 5, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
Net sales		$792,747		$792,747
Costs and expenses

Gross Margin	—	792,747	—	792,747
Cost of sales		464,467		464,467
Selling, general and administrative expenses	$1,631	211,214		212,845
Other operating expenses	33	82,322		82,355
Store pre-opening costs		136		136
Impairments and dispositions		384		384

Operating income (loss)	(1,664)	34,224	—	32,560
Other income (expense)
Equity in earnings of subsidiaries	19,468		$(19,468)
Interest expense	(9,771)	(2,209)		(11,980)
Loss on extinguishment of debt	(5,222)			(5,222)
Other income, net	2,835			2,835

Income before provision (benefit) for income taxes	5,646	32,015	(19,468)	18,193
Provision (benefit) for income taxes	(5,391)	12,547		7,156

Net Income	$11,037	$19,468	$(19,468)	$11,037

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 5, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$11,037	$19,468	$(19,468)	$11,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries - continuing operations	(19,468)		19,468	—
Excess tax benefit from exercise of stock options	(5,186)			(5,186)
Depreciation and amortization		31,798		31,798
Equity compensation	1,194			1,194
Deferred income taxes	(108)	3,622		3,514
Impairments and dispositions		384		384
Loss on extinguishment of debt	5,222			5,222
Changes in operating assets and liabilities, net	(2,839)	(50,938)		(53,777)

Net Cash Provided by Operating Activities	(10,148)	4,334	—	(5,814)
INVESTING ACTIVITIES
Purchases of property and equipment		(32,019)		(32,019)
Proceeds from the sale of assets		266		266

Net Cash Used In Investing Activities	—	(31,753)	—	(31,753)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(34,965)	34,965
Payments on long-term debt and capital lease obligations	(100,000)	(3,889)		(103,889)
Payment of Dividend	(6,340)			(6,340)
Proceeds from issuance of common stock	23,052			23,052
Excess tax benefit from exercise of stock options	5,186			5,186

Net Cash Provided by (Used) In Financing Activities	(113,067)	31,076	—	(81,991)
Increase (Decrease) In Cash and Cash Equivalents	(123,215)	3,657		(119,558)
Cash and Cash Equivalents at beginning of period	265,508	12,375		277,883

Cash and Cash Equivalents at end of period	$142,293	$16,032	—	$158,325

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$85,492	$15,670		$101,162
Merchandise inventories		857,173		857,173
Other current assets		124,973		124,973
Deferred income taxes, net		42,827		42,827

Total Current Assets	85,492	1,040,643	—	1,126,135
Property and Equipment, net		1,092,004		1,092,004
Intangibles, net		297		297
Deferred Income Taxes, net	68,069	29,039		97,108
Other Assets	7,962	47,518		55,480
Investment in and Advances to Subsidiaries	1,531,222		$(1,531,222)

Total Assets	$1,692,745	$2,209,501	$(1,531,222)	$2,371,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$176,844		$176,844
Accrued expenses and other current liabilities	$10,744	274,208		284,952
Current portion of long-term debt	314,132	5,110		319,242

Total Current Liabilities	324,876	456,162	—	781,038
Long-Term Debt	192,263	61,083		253,346
Other Long-Term Liabilities		161,034		161,034
Investment by and Advances from Parent		1,531,222	$(1,531,222)
Shareholders’ Equity	1,175,606			1,175,606

Total Liabilities and Shareholders’ Equity	$1,692,745	$2,209,501	$(1,531,222)	$2,371,024

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) operations consist of Saks Fifth Avenue (“SFA”), Off Fifth, and Club Libby Lu (“CLL”). The Company is a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. Off Fifth is intended to be the premier luxury off-price retailer in the United States. Off Fifth stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. CLL consists of mall-based specialty stores, targeting girls aged 4-12 years old. As of May 3, 2008, Saks operated 54 SFA stores with 6.0 million square feet, 48 Off 5th units with 1.4 million square feet, and 96 CLL specialty stores, which includes 76 standalone stores and 20 store-in-stores in the former Saks Department Store Group (SDSG) businesses, with 140 thousand square feet.

FINANCIAL PERFORMANCE SUMMARY

The Company recorded net income of $18.3 million, or $0.13 per share, for the three months ended May 3, 2008. For the three months ended May 5, 2007, the Company recorded net income of $11.0 million or $0.07 per share.

The three-month period ended May 5, 2007 included charges totaling $13.5 million (net of taxes), or $.09 per share, primarily related to retention, severance and transition costs related to the Company’s downsizing following the disposition of its SDSG businesses. The prior year first quarter also included expenses associated with the previously disclosed investigation by the Securities and Exchange Commission (which has been concluded) and the Office of the United States Attorney for the Southern District of New

York totaling approximately $1.0 million (net of taxes), or $0.01 per share, and a loss on extinguishment of debt totaling $3.1 million (net of taxes), or $0.02 per share, related to the repurchase of $95.9 million of senior notes.

The Company believes that an understanding of its reported financial condition and results of operations is not complete without considering the effect of all other components of MD&A included herein.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, items from the Company’s Condensed Consolidated Statements of Income expressed as percentages of net sales.

(numbers may not total due to rounding)

	Three Months Ended
	May 3, 2008	May 5, 2007
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	61.8%	58.6%
Selling, general & administrative expenses	23.7%	26.8%
Other operating expenses	9.7%	10.4%
Store pre-opening costs	0.0%	0.0%
Impairments and dispositions	0.0%	0.0%

Operating Income	4.7%	4.1%
Other income (expense):
Interest expense	-1.2%	-1.5%
Loss on extinguishment of debt	0.0%	-0.7%
Other income, net	0.1%	0.4%

Income before income taxes	3.6%	2.3%
Provision for income taxes	1.5%	0.9%

Net income	2.1%	1.4%

THREE MONTHS ENDED MAY 3, 2008 COMPARED TO THREE MONTHS ENDED MAY 5, 2007

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended May 5, 2007 to the three-month period ended May 3, 2008:

(In Millions)	Total Company
For the three months ended May 5, 2007	$32.6
Store sales and margin	1.0
Operating expenses	6.3
Impairments and dispositions	0.2

Increase	7.5

For the three months ended May 3, 2008	$40.1

For the three-month period ended March 3, 2008, operating income improved to $40.1 million, a 23.0% improvement from operating income of $32.6 million for the same period last year. The improvement in operating income for the quarter was driven by an 8.4% increase in comparable store sales and expense management which resulted in a 370 basis point improvement in the expense rate as a percent of sales. The Company achieved approximately 310 basis points of improvement in the first quarter SG&A expense rate as a percentage of sales and also reduced Other Operating Expenses (rents, depreciation, taxes other than income taxes and store pre-opening costs) by 60 basis points in the quarter. The gross margin rate decreased 320 basis points year-over-year as a result of increased promotional activity in the first quarter of 2008 and clearance markdowns accelerated into the first quarter this year from the second quarter last year.

NET SALES

For the three months ended May 3, 2008, total sales increased 8.8% to $862.4 million from $792.7 million for the three months ended May 5, 2007. Similarly, consolidated comparable store sales increased $66.2 million, or 8.4%, from $784.3 million for the three months ended May 5, 2007 to $850.5 million for the three months ended May 3, 2008.

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

GROSS MARGIN

For the three months ended May 3, 2008, gross margin was $329.3 million, or 38.2% of net sales, compared to $328.3 million, or 41.4% of net sales, for the three months ended May 5, 2007. The decrease in year-over-year gross margin rate was a result of increased promotional activity in the first quarter of 2008, with approximately 175 basis points of the deterioration related to clearance markdowns accelerated into the first quarter this year from the second quarter last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended May 3, 2008, SG&A was $204.7 million, or 23.7% of net sales, compared to $212.8 million, or 26.8% of net sales, for the three months ended May 5, 2007. The $8.1 million decrease was principally related to a decrease in severance, retention, and transition costs of approximately $22.4 million from the same period last year. This was partially offset by higher variable expenses associated with the $69.6 million sales increase. Additionally, prior year SG&A included Transition Services Agreement (TSA) revenues related to the divestiture of SDSG of approximately $4.5 million. As a percentage of sales, SG&A decreased by 310 basis points over the prior year.

OTHER OPERATING EXPENSES

For the three months ended May 3, 2008, other operating expenses, including store pre-opening costs, were $84.3 million, or 9.8% of net sales, compared to $82.5 million, or 10.4% of net sales, for the three months ended May 5, 2007. This increase of $1.8 million was driven primarily by higher depreciation and taxes other than income taxes. As a percent of sales, other operating expenses decreased 60 basis points in 2008, reflecting the ability to leverage expenses as store sales increased.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended May 3, 2008, the Company realized losses from impairments and dispositions of $0.1 million, compared to a loss of $0.4 million, for the three months ended May 5, 2007. The current and prior quarter net charges were primarily due to asset impairments in the normal course of business.

INTEREST EXPENSE

For the three months ended May 3, 2008, interest expense was $10.1 million, or 1.2% of net sales, compared to $12.0 million, or 1.5% of net sales, for the three months ended May 5, 2007. The improvement of $1.9 million was primarily due to the reduction in debt resulting from the repurchase of $106.3 million of senior notes during the year ended February 2, 2008.

INCOME TAXES

The effective income tax rates for the three-month periods ended May 3, 2008 and May 5, 2007 was 41.1% and 39.4%, respectively. The increase in the effective rate for the three-month period ended May 3, 2008 was primarily due to the accrual of interest related to uncertain tax positions.

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

Cash provided by (used in) operating activities was $64.0 million for the three months ended May 3, 2008 and ($5.8) million for the three months ended May 5, 2007. Cash provided by (used in) operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase to support higher expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $69.8 million increase in cash provided by (used in) operating activities for the three months ended May 3, 2008 from the three months ended May 5, 2007 was largely due to an increase in deferred income tax expense and a decrease in working capital needs.

Cash used in investing activities was $25.0 million for the three months ended May 3, 2008 and $31.8 million for the three months ended May 5, 2007. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $6.8 million decrease in cash used in investing activities is primarily due to a decrease in capital expenditures of approximately $7.1 million.

Cash used in financing activities was $15.7 million for the three months ended May 3, 2008 and $82.0 million for the three months ended May 5, 2007. The current period use primarily relates to the repurchase of approximately 1.2 million shares of common stock at a cost of approximately $14.8 million. The prior year use primarily relates to the repurchase of approximately $95.9 million aggregate principal amount of senior notes.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. At May 3, 2008 and May 5, 2007, the Company maintained cash and cash equivalent balances of $124.5 million and $158.3 million, respectively. Exclusive of approximately $17.5 million and $16 million of store operating cash at May 3, 2008 and May 5, 2007, respectively, cash was invested principally in various money market funds. There was no restricted cash as of May 3, 2008 and May 5, 2007.

During the three months ended May 3, 2008, the Company repurchased 1,234 shares of its common stock at a cost of approximately $14.8 million. At May 3, 2008, there were 34.4 million shares remaining available for repurchase under the Company’s existing share repurchase program.

At May 3, 2008, the Company had no direct borrowings under its $500 million revolving credit facility, and had $33.3 million in unfunded letters of credit, leaving unutilized availability under that facility of $466.7 million. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay all of the Company’s senior notes at maturity.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At May 3, 2008, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. On May 3, 2008, total debt was $571.1 million, representing a decrease of $16.1 million from the balance of $587.2 million at May 5, 2007. This decrease in debt was primarily the result of the $10.4 million repurchase of senior notes during June and July 2007 and a decrease of $5.7 million relating to capital lease obligations. Additionally, the debt-to-capitalization ratio decreased to 32.6% from 33.9% in the prior year, as a result of the decrease in debt in the current year.

At May 3, 2008, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At May 3, 2008, the Company had no direct borrowings under the revolving credit facility.

At May 3, 2008, the Company had $276.4 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

The Company had $230 million of convertible senior notes, at May 3, 2008, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

At May 3, 2008, the Company had $64.7 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $5 million and $7 million per year.

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

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal or no funding requirements in 2008 and 2009. The Company curtailed its SFA pension plan during 2006 which froze benefit accruals for all participants except those who have attained age 55 and completed 10 years of service as of January 1, 2007 and who continue to be highly compensated employees.

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

There were no material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended May 3, 2008. For additional information regarding the Company’s contractual obligations as of February 2, 2008, see the Management’s Discussion and Analysis section of the 2007 Form 10-K.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended February 2, 2008 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The FASB also issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and liabilities measured on a nonrecurring basis. The impact of applying SFAS 157 to financial assets and liabilities had an immaterial impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. This standard had an immaterial impact on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; fluctuations in foreign currency; and changes in interest rates. For additional information regarding these and other risk factors, please refer to the Company’s Form 10-K for the fiscal year ended February 2, 2008 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at May 3, 2008, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 3, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 7 – Contingencies- Legal Contingencies,” is incorporated into this Item by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 3, 2008, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. At May 3, 2008, 34.4 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization. The following are details of repurchases under this program for the first quarter of fiscal 2008:

(in thousands except average price paid per share)

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
Repurchases from February 3, 2008 through March 1, 2008	—	$—	—	35,658
Repurchases from March 2, 2008 through April 5, 2008	597	$11.95	597	35,061
Repurchases from April 6, 2008 through May 3, 2008	637	$11.97	637	34,424

Total	1,234	$11.96	1,234

(a)	As of May 3, 2008, the Company’s Board of Directors had previously authorized 70,025 total shares, of which 35,000 were authorized on December 8, 2005. The Company has repurchased 35,601 of these shares to date. There is no expiration date for the repurchase plan.

Item 5.	OTHER INFORMATION

On June 4, 2008, the Board of Directors of the Company approved the following amendments to the Company’s Amended and Restated By-laws (the “By-laws”):

•

Section 3 of Article II was amended to provide that the Company will make its list of shareholders available at its principal office or at a place within the city where the meeting is to be held for the period beginning two (2) business days after notice of a meeting of shareholders is given through the meeting; previously, the By-laws had provided that the shareholder list would be available at least ten (10) days prior to a meeting of shareholders either at a place within the city where the meeting was to be held, or, if not specified in the notice of meeting, at the meeting place.

•

Section 1 of Article V was amended to have the election of corporate officers of the Company occur at the annual meeting of the Board of Directors instead of the first meeting following the annual meeting of shareholders, and to remove the requirement that Board of Directors annually elect a Chief Operating Officer; and

•

Section 5 of Article IV was amended to provide that the annual meeting of the Board of Directors will occur immediately before or after the annual meeting of shareholders instead of immediately after the annual meeting of shareholders.

The By-laws, as amended, are effective as of June 4, 2008 and are included as Exhibit 3.1 to this Report.

Item 6.	EXHIBITS

3.1	Amended and Restated Bylaws of Saks Incorporated

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED Registrant

Date June 5, 2008	/s/ Kevin G. Wills
Kevin G. Wills
On behalf of registrant and as Executive Vice President and Chief Financial Officer (Principal Financial Officer)