Form 10-Q
period 2008-08-02
SAKS INC
filed 2008-09-02
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 2, 2008

or

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

As of August 15, 2008, the number of shares of the Registrant’s Common Stock outstanding was 141,901,579.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	August 2, 2008	February 2, 2008	August 4, 2007
ASSETS
Current Assets
Cash and cash equivalents	$60,023	$101,162	$128,374
Merchandise inventories	813,066	857,173	801,693
Other current assets	114,432	124,973	112,131
Deferred income taxes, net	30,737	42,827	24,607

Total current assets	1,018,258	1,126,135	1,066,805
Property and Equipment, net	1,076,764	1,092,004	1,082,893
Intangibles, net	283	297	310
Deferred Income Taxes, net	113,526	97,108	151,090
Other Assets	51,473	55,480	35,967

TOTAL ASSETS	$2,260,304	$2,371,024	$2,337,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$155,132	$176,844	$211,968
Accrued expenses and other current liabilities	236,841	282,311	246,272
Dividend payable	1,426	2,641	2,659
Current portion of long-term debt	88,882	319,242	235,643

Total current liabilities	482,281	781,038	696,542
Long-Term Debt	480,943	253,346	339,744
Other Long-Term Liabilities	160,166	161,034	169,857

Total liabilities	1,123,390	1,195,418	1,206,143
Commitments and Contingencies	—	—	—
Shareholders’ Equity	1,136,914	1,175,606	1,130,922

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,260,304	$2,371,024	$2,337,065

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
NET SALES	$669,233	$694,106	$1,531,585	$1,486,853
Cost of sales (excluding depreciation and amortization)	435,425	447,340	968,489	911,807

Gross margin	233,808	246,766	563,096	575,046
Selling, general and administrative expenses	194,104	194,258	398,851	407,103
Other operating expenses:
Property and equipment rentals	28,930	27,212	57,228	55,549
Depreciation and amortization	32,898	34,728	65,542	66,526
Taxes other than income taxes	20,634	19,749	43,691	41,969
Store pre-opening costs	301	125	588	261
Impairments and dispositions	1,221	3,314	1,359	3,698

OPERATING LOSS	(44,280)	(32,620)	(4,163)	(60)
Interest expense	(9,952)	(9,921)	(20,009)	(21,901)
Loss on extinguishment of debt	—	(412)	—	(5,634)
Other income, net	740	1,735	1,687	4,570

LOSS BEFORE BENEFIT FOR INCOME TAXES	(53,492)	(41,218)	(22,485)	(23,025)
Benefit for income taxes	(21,783)	(16,592)	(9,053)	(9,436)

NET LOSS	$(31,709)	$(24,626)	$(13,432)	$(13,589)

Net Loss per share - Basic	$(0.23)	$(0.17)	$(0.10)	$(0.10)
Net Loss per share - Diluted	$(0.23)	$(0.17)	$(0.10)	$(0.10)
Weighted average common shares:
Basic	138,519	141,882	139,212	141,065
Diluted	138,519	141,882	139,212	141,065

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	August 2, 2008	August 4, 2007
Operating Activities:
Net Loss	$(13,432)	$(13,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	65,542	66,526
Impairments and dispositions	1,359	3,698
Equity compensation	8,274	3,001
Deferred income taxes	2,695	(1,438)
Excess tax benefit from stock-based compensation	(513)	(8,575)
Loss on extinguishment of debt	—	5,634
Change in operating assets and liabilities, net	(12,640)	(70,879)

Net Cash Provided by (Used In) Operating Activities	51,285	(15,622)
Investing Activities:
Purchases of property and equipment	(56,164)	(60,380)
Proceeds from the sale of property and equipment	122	7,806

Net Cash Used In Investing Activities	(56,042)	(52,574)
Financing Activities:
Payments on long-term debt and capital lease obligations	(2,803)	(116,140)
Cash dividends paid	(1,180)	(7,427)
Excess tax benefit from stock-based compensation	513	8,575
Purchases and retirements of common stock	(34,889)	—
Proceeds from issuance of common stock	1,977	33,679

Net Cash Used In Financing Activities	(36,382)	(81,313)
Decrease in Cash and Cash Equivalents	(41,139)	(149,509)
Cash and cash equivalents at beginning of period	101,162	277,883
Cash and cash equivalents at end of period	$60,023	$128,374

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended August 2, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009 (fiscal year 2008). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

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

The Company’s operations consist of Saks Fifth Avenue (SFA), Saks Fifth Avenue OFF 5TH , and Club Libby Lu.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $6,213 and $6,184 for the three months ended August 2, 2008 and August 4, 2007, respectively. Leased department sales were $45,634 and $42,831 for the three months ended August 2, 2008 and August 4, 2007, respectively, and were excluded from net sales. Commissions from leased departments were $13,815 and $13,307 for the six months ended August 2, 2008 and August 4, 2007, respectively. Leased department sales were $101,197 and $93,098 for the six months ended August 2, 2008 and August 4, 2007, respectively, and were excluded from net sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $48,111 and $116,629 at August 2, 2008 and August 4, 2007,

respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $748 and $1,735 for the three-month period ended August 2, 2008 and August 4, 2007, respectively, and is reflected in Other Income. For the six-month periods ended August 2, 2008 and August 4, 2007 income earned on these cash equivalents was $1,631 and $4,446, respectively, and is reflected in Other Income.

Impairments and Dispositions – The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances indicate. The Company also performs an asset impairment analysis at each fiscal year end. The Company incurred net charges primarily related to asset dispositions in the normal course of business of $1,221 and $3,314 for the three months ended August 2, 2008 and August 4, 2007, respectively, and charges of $1,359 and $3,698 for the six months ended August 2, 2008 and August 4, 2007, respectively. Asset dispositions are included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of Income.

Inventory – On February 3, 2008, the Company elected to change its method of costing its inventories to the retail “first-in, first-out” (FIFO) method, whereas in all prior periods inventory was costed using the retail “last-in, first-out” (LIFO) method. The new method of accounting had no impact on the three and six months ended August 2, 2008 and August 4, 2007, respectively, as the LIFO value exceeded the FIFO market value and was written down to reflect FIFO market value in all periods.

Income Taxes – The effective income tax rate for the three and six-month periods ended August 2, 2008 was 40.7% and 40.3%, respectively, as compared to 40.3% and 41.0%, for the three and six-month period ended August 4, 2007. The increase in the effective rate for the three-month period ended August 2, 2008 was primarily due to the impact of a change in state tax law. The decrease in the effective rate for the six-month period ended August 2, 2008 was primarily due to adjustments related to uncertain tax positions.

Components of the Company’s income tax benefit for the three and six-month periods ended August 2, 2008 and August 4, 2007 were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Expected federal income taxes at 35%	$(18,722)	$(14,426)	$(7,869)	$(8,058)
State income taxes, net of federal benefit	(2,711)	(1,649)	(1,601)	(831)
Effect of settling tax exams and other tax reserve adjustments	(38)	(186)	456	(307)
Change in state tax law	(414)	—	(414)	—
Other items, net	102	(331)	375	(240)

Benefit for income taxes	$(21,783)	$(16,592)	$(9,053)	$(9,436)

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months as a result of settling uncertain tax positions. However, the Company does not anticipate this will result in any material change to the amount of unrecognized tax benefits.

The Company files a consolidated U.S. Federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service for taxable years through January 29, 2005. With respect to the state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and currently has examinations in progress for several other jurisdictions.

NOTE 2 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and six months ended August 2, 2008 and August 4, 2007, respectively, are as follows:

	For the Three Months Ended August 2, 2008			For the Three Months Ended August 4, 2007
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$(31,709)	138,519	$(0.23)	$(24,626)	141,882	$(0.17)
Effect of dilutive stock options and convertible debentures	—	—	—	—	—	—

Diluted EPS	$(31,709)	138,519	$(0.23)	$(24,626)	141,882	$(0.17)

	For the Six Months Ended August 2, 2008			For the Six Months Ended August 4, 2007
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$(13,432)	139,212	$(0.10)	$(13,589)	141,065	$(0.10)
Effect of dilutive stock options and convertible debentures	—	—	—	—	—	—

Diluted EPS	$(13,432)	139,212	$(0.10)	$(13,589)	141,065	$(0.10)

All potentially dilutive shares of common stock have been excluded from the computation of diluted EPS because the Company reported losses for all periods presented. The Company had 258 and 752 option awards of potentially dilutive common stock outstanding as of August 2, 2008 and August 4, 2007. The Company had 2,748 and 651 option and performance share awards of potentially dilutive common stock outstanding as of August 2, 2008 and August 4, 2007, respectively, that were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares for the period or the performance condition was not met. There were also 19,219 of potentially exercisable shares under the convertible notes at August 2, 2008 and August 4, 2007, respectively, that were not included in the computation of diluted EPS due to the assumption of net share settlement.

The Financial Accounting Standards Board (“FASB”) is contemplating an amendment to Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of diluted earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method calculating diluted earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s diluted calculation by 19,219 shares.

NOTE 3 – DEBT AND SHARE ACTIVITY

The Company had $230 million of convertible senior notes, at August 2, 2008, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The holder cannot convert until the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period. The conversion criteria were not met for the calendar quarter ended June 30, 2008. Since the holders of the convertible notes do not have the ability to exercise their conversion rights, the convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of August 2, 2008.

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

During June and July 2007, the Company repurchased $10,420 in principal amount relating to its 8.25% senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $412 for the quarter ended August 4, 2007.

During the six months ended August 2, 2008, the Company repurchased and retired 2,949 shares of its common stock at an average price of $11.83 per share and total cost of approximately $34,889. At August 2, 2008, there were 32,710 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 4 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan for many employees of the Company. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension (benefit) expense related to the Company’s pension plan for the three and six months ended August 2, 2008 and August 4, 2007 were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Service cost	$169	$331	$338	$662
Interest cost	2,123	1,838	$4,246	3,676
Expected return on plan assets	(3,037)	(2,782)	$(6,074)	(5,564)
Net amortization of losses and prior service costs	184	813	$368	1,626

Net periodic pension (benefit) expense	$(561)	$200	$(1,122)	$400

The Company expects minimal or no funding requirements in 2008 and 2009.

NOTE 5 – FAIR VALUE MEASUREMENTS

Effective February 3, 2008, the Company partially adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). The partial adoption is in accordance with FASB Staff Position No. FAS 157-2, which allows for the delay of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are not measured at fair value on a regular basis.

SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions

We may also be required, from time to time, to measure certain other financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. As of August 2, 2008, we had no material financial assets or liabilities measured on a non-recurring basis that required adjustments or write-downs.

NOTE 6 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the six months ended August 2, 2008:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at February 2, 2008	141,784	$14,180	$1,119,192	$57,236	$(15,002)	$1,175,606
Net loss				(13,432)		(13,432)
Dividend adjustment - cancelled restricted shares			35			35
Issuance of common stock	265	27	1,950			1,977
Income tax benefit related to employee stock plans			237			237
Net activity under stock compensation plans	2,845	284	(284)			—
Restricted shares withheld for taxes	(60)	(6)	(888)			(894)
Stock-based compensation			8,274			8,274
Repurchase of common stock	(2,949)	(295)	(34,594)			(34,889)

Balance at August 2, 2008	141,885	$14,190	$1,093,922	$43,804	$(15,002)	$1,136,914

NOTE 7 – STOCK-BASED COMPENSATION

The Company maintains an equity incentive plan for the granting of options, stock appreciation rights, performance shares, restricted stock, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise life of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to five years after the grant date, although applicable plans permit accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors.

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

Total stock-based compensation expense, net of related tax effects, for the three and six months ended August 2, 2008 was approximately $2,871 and $4,964, respectively, and total stock-based compensation expense for the three and six months ended August 4, 2007 was approximately $1,084 and $1,801, respectively.

NOTE 8 – CONTINGENCIES

LEGAL CONTINGENCIES

Vendor Litigation

On December 8, 2005 Adamson Apparel, Inc. filed a purported class action lawsuit against the Company in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserted breach of contract claims and alleged that the Company improperly assessed chargebacks, timely payment discounts, and deductions for merchandise returns against members of the plaintiff class. The lawsuit sought compensatory and incidental damages and restitution. On June 8, 2008, the parties entered into a settlement agreement which was approved by the United States Bankruptcy Court for the Central District of California on July 30, 2008. Pursuant to the settlement, on August 18, 2008 the Company paid the plaintiff $370 in settlement of the claims (of which the Company was reimbursed approximately $118 from an unrelated third party), at which time the lawsuit was formally dismissed.

Other

The Company is involved in legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

TAX MATTERS

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on the current evaluations of tax filing positions, the Company believes it has adequately accrued for its tax exposures. At August 2, 2008, certain state examinations are ongoing and if the Company were not to prevail, the outcome could have a material impact on operating results.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The FASB also issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and liabilities measured on a non-recurring basis. The impact of applying SFAS 157 to financial assets and liabilities did not have a material impact on the consolidated financial statements for the period ending August 2, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company elected to report long-term debt at its amortized cost. Accordingly, this standard has no impact on the financial statements.

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

In May 2008, the FASB issued Accounting Principles Board (“APB”) No.14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FASB Staff Position (“FSP”) clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on the financial statements.

NOTE 10 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and six-month periods ended August 2, 2008 and August 4, 2007 and as of February 2, 2008 reflect the legal entity compositions at the respective dates. Certain 2007 amounts in the following tables have been revised to reflect the allocation of deferred income taxes between Saks Incorporated and the guarantors of Saks Incorporated’s senior notes.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At August 2, 2008, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$48,111	$11,912		$60,023
Merchandise inventories		813,066		813,066
Other current assets		114,432		114,432
Deferred income taxes, net		30,737		30,737

Total Current Assets	48,111	970,147	—	1,018,258
Property and Equipment, net		1,076,764		1,076,764
Intangibles, net		283		283
Deferred Income Taxes, net	73,671	39,855		113,526
Other Assets	6,487	44,986		51,473
Investment in and Advances to Subsidiaries	1,440,441	—	$(1,440,441)

Total Assets	$1,568,710	$2,132,035	$(1,440,441)	$2,260,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$155,132		$155,132
Accrued expenses and other current liabilities	$8,067	228,774		236,841
Dividend payable	1,426			1,426
Current portion of long-term debt		88,882		88,882

Total Current Liabilities	9,493	472,788	—	482,281
Long-Term Debt	422,303	58,640		480,943
Other Long-Term Liabilities		160,166		160,166
Investment by and Advances from Parent		1,440,441	$(1,440,441)
Shareholders’ Equity	1,136,914			1,136,914

Total Liabilities and Shareholders’ Equity	$1,568,710	$2,132,035	$(1,440,441)	$2,260,304

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$669,233		$669,233
Cost of sales		435,425		435,425

Gross Margin	—	233,808	—	233,808
Selling, general and administrative expenses	$359	193,745		194,104
Other operating expenses	2	82,460		82,462
Store pre-opening costs		301		301
Impairments and dispositions		1,221		1,221

Operating loss	(361)	(43,919)	—	(44,280)
Other income (expense)
Equity in earnings of subsidiaries	(27,231)		27,231
Interest expense	(7,720)	(2,232)		(9,952)
Other income, net	740			740

Loss before benefit for income taxes	(34,572)	(46,151)	27,231	(53,492)
Benefit for income taxes	(2,863)	(18,920)		(21,783)

Net Loss	$(31,709)	$(27,231)	$27,231	$(31,709)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED AUGUST 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,531,585		$1,531,585
Cost of sales		968,489		968,489

Gross Margin	—	563,096	—	563,096
Selling, general and administrative expenses	$607	398,244		398,851
Other operating expenses	12	166,449		166,461
Store pre-opening costs		588		588
Impairments and dispositions		1,359		1,359

Operating loss	(619)	(3,544)	—	(4,163)
Other income (expense)
Equity in earnings of subsidiaries	(4,671)		$4,671
Interest expense	(15,431)	(4,578)		(20,009)
Other income, net	1,687			1,687

Loss before benefit for income taxes	(19,034)	(8,122)	4,671	(22,485)
Benefit for income taxes	(5,602)	(3,451)		(9,053)

Net Loss	$(13,432)	$(4,671)	$4,671	$(13,432)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Loss	$(13,432)	$(4,671)	$4,671	$(13,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings of subsidiaries	4,671		(4,671)	—
Excess tax benefit from stock-based compensation	(513)			(513)
Depreciation and amortization		65,542		65,542
Equity Compensation	8,274			8,274
Deferred income taxes	2,200	495		2,695
Impairments and dispositions		1,359		1,359
Changes in operating assets and liabilities, net	(13,208)	568		(12,640)

Net Cash Provided By (Used In) Operating Activities	(12,008)	63,293	—	51,285
INVESTING ACTIVITIES
Purchases of property and equipment		(56,164)		(56,164)
Proceeds from the sale of assets		122		122

Net Cash Used In Investing Activities	—	(56,042)	—	(56,042)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	8,206	(8,206)		—
Payments on long-term debt		(2,803)		(2,803)
Payment of dividend	(1,180)			(1,180)
Repurchase and retirement of common stock	(34,889)			(34,889)
Excess tax benefit from stock-based compensation	513			513
Proceeds from issuance of common stock	1,977			1,977

Net Cash Used In Financing Activities	(25,373)	(11,009)	—	(36,382)
Decrease In Cash and Cash Equivalents	(37,381)	(3,758)	—	(41,139)
Cash and Cash Equivalents at beginning of period	85,492	15,670		101,162

Cash and Cash Equivalents at end of period	$48,111	$11,912	$—	$60,023

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 4, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$116,629	$11,745		$128,374
Merchandise inventories		801,693		801,693
Other current assets		112,131		112,131
Deferred income taxes, net		24,607		24,607

Total Current Assets	116,629	950,176	—	1,066,805
Property and Equipment, net		1,082,893		1,082,893
Intangibles, net		310		310
Deferred Income Taxes, net	68,863	82,227		151,090
Other Assets	9,405	26,562		35,967
Investment in and Advances to Subsidiaries	1,450,494		$(1,450,494)

Total Assets	$1,645,391	$2,142,168	$(1,450,494)	$2,337,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$211,968		$211,968
Accrued expenses and other current liabilities	$5,456	240,816		246,272
Dividend payable	2,659			2,659
Current portion of long-term debt	230,000	5,643		235,643

Total Current Liabilities	238,115	458,427	—	696,542
Long-Term Debt	276,354	63,390		339,744
Other Long-Term Liabilities		169,857		169,857
Investment by and Advances from Parent		1,450,494	$(1,450,494)
Shareholders’ Equity	1,130,922			1,130,922

Total Liabilities and Shareholders’ Equity	$1,645,391	$2,142,168	$(1,450,494)	$2,337,065

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 4, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
Net sales		$694,106		$694,106
Costs and expenses

Gross Margin	—	694,106	—	694,106
Cost of sales		447,340		447,340
Selling, general and administrative expenses	$967	193,291		194,258
Other operating expenses	18	81,671		81,689
Store pre-opening costs		125		125
Impairments and dispositions		3,314		3,314

Operating Loss	(985)	(31,635)	—	(32,620)
Other income (expense)
Equity in earnings of subsidiaries	(20,193)		$20,193
Interest expense	(7,606)	(2,315)		(9,921)
Loss on extinguishment of debt	(412)			(412)
Other income, net	1,735			1,735

Loss before benefit for income taxes	(27,461)	(33,950)	20,193	(41,218)
Benefit for income taxes	(2,835)	(13,757)		(16,592)

Net Loss	$(24,626)	$(20,193)	$20,193	$(24,626)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED AUGUST 4, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
Net sales		$1,486,853		$1,486,853
Costs and expenses

Gross Margin	—	1,486,853	—	1,486,853
Cost of sales		911,807		911,807
Selling, general and administrative expenses	$2,598	404,505		407,103
Other operating expenses	51	163,993		164,044
Store pre-opening costs		261		261
Impairments and dispositions		3,698		3,698

Operating Income (Loss)	(2,649)	2,589	—	(60)
Other income (expense)
Equity in earnings of subsidiaries	(725)		$725
Interest expense	(17,377)	(4,524)		(21,901)
Loss on extinguishment of debt	(5,634)			(5,634)
Other income, net	4,570			4,570

Loss before benefit for income taxes	(21,815)	(1,935)	725	(23,025)
Benefit for income taxes	(8,226)	(1,210)		(9,436)

Net Loss	$(13,589)	$(725)	$725	$(13,589)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 4, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Loss	$(13,589)	$(725)	$725	$(13,589)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	725		(725)	—
Excess tax benefit from stock-based compensation	(8,575)			(8,575)
Depreciation and amortization		66,526		66,526
Equity compensation	3,001			3,001
Deferred income taxes	(128)	(1,310)		(1,438)
Impairments and dispositions		3,698		3,698
Loss on extinguishment of debt	5,634			5,634
Changes in operating assets and liabilities, net	(5,118)	(65,761)		(70,879)

Net Cash Provided by (Used In) Operating Activities	(18,050)	2,428	—	(15,622)
INVESTING ACTIVITIES
Purchases of property and equipment		(60,380)		(60,380)
Proceeds from the sale of assets		7,806		7,806

Net Cash Used In Investing Activities	—	(52,574)	—	(52,574)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(55,256)	55,256
Payments on long-term debt and capital lease obligations	(110,400)	(5,740)		(116,140)
Payment of Dividend	(7,427)			(7,427)
Proceeds from issuance of common stock	8,575			8,575
Excess tax benefit from stock-based compensation	33,679			33,679

Net Cash Provided by (Used) In Financing Activities	(130,829)	49,516	—	(81,313)
Decrease In Cash and Cash Equivalents	(148,879)	(630)		(149,509)
Cash and Cash Equivalents at beginning of period	265,508	12,375		277,883

Cash and Cash Equivalents at end of period	$116,629	$11,745	—	$128,374

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$85,492	$15,670		$101,162
Merchandise inventories		857,173		857,173
Other current assets		124,973		124,973
Deferred income taxes, net		42,827		42,827

Total Current Assets	85,492	1,040,643	—	1,126,135
Property and Equipment, net		1,092,004		1,092,004
Intangibles, net		297		297
Deferred Income Taxes, net	68,069	29,039		97,108
Other Assets	7,962	47,518		55,480
Investment in and Advances to Subsidiaries	1,531,222		($1,531,222)

Total Assets	$1,692,745	$2,209,501	$(1,531,222)	$2,371,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$176,844		$176,844
Accrued expenses and other current liabilities	$10,744	274,208		284,952
Current portion of long-term debt	314,132	5,110		319,242

Total Current Liabilities	324,876	456,162	—	781,038
Long-Term Debt	192,263	61,083		253,346
Other Long-Term Liabilities		161,034		161,034
Investment by and Advances from Parent		1,531,222	$(1,531,222)
Shareholders’ Equity	1,175,606			1,175,606

Total Liabilities and Shareholders’ Equity	$1,692,745	$2,209,501	$(1,531,222)	$2,371,024

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) operations consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and Club Libby Lu (“CLL”). The Company is a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. CLL consists of mall-based specialty stores, targeting girls aged 4-12 years old. As of August 2, 2008, Saks operated 53 SFA stores with 5.9 million square feet, 48 OFF 5TH stores with 1.4 million square feet, and 97 CLL specialty stores, which includes 77 standalone stores and 20 store-in-stores in the former Saks Department Store Group (SDSG) businesses, with 140 thousand square feet.

FINANCIAL PERFORMANCE SUMMARY

The Company recorded a net loss of $31.7 million, or $.23 per share, for the three months ended August 2, 2008. For the three months ended August 4, 2007, the Company recorded a net loss of $24.6 million or $.17 per share.

The three-month period ended August 2, 2008 included charges of $0.8 million (net of taxes), or $.01 per share, primarily related to asset disposition costs related to the closing of one SFA store location. The current year second quarter also included $0.2 million (net of taxes) of severance costs (included in SG&A) related to this SFA store closing.

The three-month period ended August 4, 2007 included charges totaling $2.0 million (net of taxes), or $.01 per share, primarily related to retention, severance and transition costs related to the Company’s downsizing following the disposition of its SDSG businesses. The prior year second quarter also included $2.0 million or $.01 per share (net of taxes), related to asset impairments and dispositions and a loss on extinguishment of debt totaling $0.2 million (net of taxes), related to the repurchase of $10.4 million of senior notes.

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

	Three Months Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	65.1%	64.4%	63.2%	61.3%
Selling, general & administrative expenses	29.0%	28.0%	26.0%	27.4%
Other operating expenses	12.3%	11.8%	10.9%	11.0%
Store pre-opening costs	0.0%	0.0%	0.0%	0.0%
Impairments and dispositions	0.2%	0.5%	0.1%	0.2%

Operating Loss	-6.6%	-4.7%	-0.3%	0.0%
Other income (expense):
Interest expense	-1.5%	-1.4%	-1.3%	-1.5%
Loss on extinguishment of debt	0.0%	-0.1%	0.0%	-0.4%
Other income, net	0.1%	0.2%	0.1%	0.3%

Loss before benefit for income taxes	-8.0%	-5.9%	-1.5%	-1.5%
Benefit for income taxes	-3.3%	-2.4%	-0.6%	-0.6%

Net loss	-4.7%	-3.5%	-0.9%	-0.9%

THREE MONTHS ENDED AUGUST 2, 2008 COMPARED TO THREE MONTHS ENDED AUGUST 4, 2007

DISCUSSION OF OPERATING LOSS

The following table shows the changes in operating loss from the three-month period ended August 4, 2007 to the three-month period ended August 2, 2008:

(In Millions)	Total Company
For the three months ended August 4, 2007	$(32.6)
Store sales and margin	(13.0)
Operating expenses	(0.8)
Impairments and dispositions	2.1

Increase	(11.7)

For the three months ended August 2, 2008	$(44.3)

For the three-month period ended August 2, 2008 the operating loss of $44.3 million increased 35.9% from the $32.6 million loss in the same period last year. The higher operating loss for the quarter was driven by a 4.0% decrease in comparable store sales and a 60 basis point decrease in the gross margin rate. In addition, SG&A expenses as a percentage of sales increased 100 basis points and Other Operating Expenses (rents, depreciation, taxes other than income taxes and store pre-opening costs) increased by 60 basis points.

NET SALES

For the three months ended August 2, 2008, total sales decreased 3.6% to $669.2 million from $694.1 million for the three months ended August 4, 2007. Similarly, consolidated comparable store sales decreased $27.6 million, or 4.0%, from $684.8 million for the three months ended August 4, 2007 to $657.2 million for the three months ended August 2, 2008.

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

GROSS MARGIN

For the three months ended August 2, 2008, gross margin was $233.8 million, or 34.9% of net sales, compared to $246.8 million, or 35.6% of net sales, for the three months ended August 4, 2007. The decrease in year-over-year gross margin rate was primarily a result of weak business trends in the current year. The gross margin rate was negatively impacted as sales decreased and the Company was not able to leverage the permanent markdowns that were taken during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended August 2, 2008, SG&A was $194.1 million, or 29.0% of net sales, compared to $194.3 million, or 28.0% of net sales, for the three months ended August 4, 2007. The $0.2 million decrease was principally related to a decrease in severance, retention, and transition costs of approximately $3.0 million from the same period last year. This was partially offset by an increase in other corporate expenses of $2.8 million in the current year. As a percentage of sales, SG&A increased by 100 basis points over the prior year primarily due to the deleverage caused by comparable store sales decline during the quarter.

OTHER OPERATING EXPENSES

For the three months ended August 2, 2008, other operating expenses, including store pre-opening costs, were $82.8 million, or 12.4% of net sales, compared to $81.8 million, or 11.8% of net sales, for the three months ended August 4, 2007. As a percent of sales, other operating expenses increased 60 basis points in 2008, reflecting the rate deleverage caused by the 4.0% comparable store sales decline in the current year quarter.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended August 2, 2008, the Company realized losses from impairments and dispositions of $1.2 million, or 0.2% of net sales, compared to a loss of $3.3 million, or 0.5% of net sales, for the three months ended August 4, 2007. The current and prior quarter net charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the three months ended August 2, 2008, interest expense was $10.0 million, or 1.5% of net sales, compared to $9.9 million, or 1.4% of net sales, for the three months ended August 4, 2007. Interest expense remained relatively flat year-over-year for the three month period.

INCOME TAXES

The effective income tax rate for the three-month periods ended August 2, 2008 and August 4, 2007 was 40.7% and 40.3%, respectively. The increase in the effective rate for the three-month period ended August 2, 2008 was primarily due to the impact of a change in state tax law.

SIX MONTHS ENDED AUGUST 2, 2008 COMPARED TO SIX MONTHS ENDED AUGUST 4, 2007

DISCUSSION OF OPERATING LOSS

The following table shows the changes in operating loss from the six-month period ended August 4, 2007 to the six-month period ended August 2, 2008:

(In Millions)	Total Company
For the six months ended August 4, 2007	$(0.1)
Store sales and margin	(11.9)
Operating expenses	5.5
Impairments and dispositions	2.3

Increase	(4.1)

For the six months ended August 2, 2008	$(4.2)

For the six-month period ended August 2, 2008, the operating loss was $4.2 million, as compared to an operating loss of $0.1 million for the same period last year. The increase in operating loss for the six months was driven by a decrease in the gross margin rate of 190 basis points year-over-year primarily as a result of weak business trends and a change in the sales mix between full price and promotional merchandise. The gross margin decline was partially offset by a 140 basis point improvement in the operations expense rate as a percent of sales. The Company achieved approximately 130 basis points of improvement in the SG&A expense rate as a percentage of sales primarily relating to prior year severance, retention, and transition costs due to the Company downsizing and consolidation following the disposition of its SDSG businesses. Other Operating Expenses (rents, depreciation, taxes other than income taxes and store pre-opening costs) improved by 10 basis points in the current year.

NET SALES

For the six months ended August 2, 2008, total sales increased 3.0% to $1,531.6 million from $1,486.9 million for the six months ended August 4, 2007. Similarly, consolidated comparable store sales increased $39.8 million, or 2.7%, from $1,469.1 million for the six months ended August 4, 2007 to $1,508.9 million for the six months ended August 2, 2008.

GROSS MARGIN

For the six months ended August 2, 2008, gross margin was $563.1 million, or 36.8% of net sales, compared to $575.0 million, or 38.7% of net sales, for the six months ended August 4, 2007. The decrease in year-over-year gross margin rate was a result of weak business trends in the current year. As sales fell below expectations the Company incurred incremental markdowns and the Company did not generate the expected leverage against its permanent markdowns. Additionally, the gross margin rate was negatively impacted as the sales mix of full price and promotional merchandise shifted.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended August 2, 2008, SG&A was $398.9 million, or 26.0% of net sales, compared to $407.1 million, or 27.4% of net sales, for the six months ended August 4, 2007. The $8.2 million decrease was principally related to a decrease in severance, retention, and transition costs of approximately $25.4 million from the same period last year. This was partially offset by higher variable expenses associated with the $44.7 million sales increase. Additionally, prior year SG&A included non-recurring Transition Services Agreement (TSA) revenues related to the divestiture of SDSG of approximately $4.5 million. As a percentage of sales, SG&A increased by 140 basis points over the prior year.

OTHER OPERATING EXPENSES

For the six months ended August 2, 2008, other operating expenses, including store pre-opening costs, were $167.0 million, or 10.9% of net sales, compared to $164.3 million, or 11.1% of net sales, for the six months ended August 4, 2007. This increase of $2.7 million primarily related to property tax, which is included in taxes other than income taxes in the condensed consolidated statements of income. As a percent of sales, other operating expenses were essentially flat year-over-year for the six-month period.

IMPAIRMENTS AND DISPOSITIONS

For the six months ended August 2, 2008, the Company realized losses from impairments and dispositions of $1.4 million, compared to a loss of $3.7 million, for the six months ended August 4, 2007. The current and prior quarter net charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the six months ended August 2, 2008, interest expense was $20.0 million, or 1.3% of net sales, compared to $21.9 million, or 1.5% of net sales, for the six months ended August 4, 2007. The improvement of $1.9 million was primarily due to the reduction in debt resulting from the repurchase of $106.3 million of senior notes during the year ended February 2, 2008.

INCOME TAXES

The effective income tax rate for the six-month periods ended August 2, 2008 and August 4, 2007 was 40.3% and 41.0%, respectively. The decrease in the effective rate for the six-month period ended August 2, 2008 was primarily due to adjustments related to uncertain tax positions.

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

Cash provided by (used in) operating activities was $51.3 million for the six months ended August 2, 2008 and ($15.6) million for the six months ended August 4, 2007. Cash provided by (used in) operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase to support higher expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $66.9 million increase in cash provided by (used in) operating activities for the six months ended August 2, 2008 from the six months ended August 4, 2007 was largely due to a decrease in working capital needs primarily driven by decreased inventory purchase levels.

Cash used in investing activities was $56.0 million for the six months ended August 2, 2008 and $52.6 million for the six months ended August 4, 2007. Cash used in investing activities principally consists of construction of new stores, renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $3.5 million increase in cash used in investing activities is principally due to a non-recurring receipt of proceeds of $7.7 million primarily relating to the sale of SFA property in the prior year, offset by a decrease in capital expenditures of approximately $4.2 million in the current period.

Cash used in financing activities was $36.4 million for the six months ended August 2, 2008 and $81.3 million for the six months ended August 4, 2007. The current period use primarily relates to the repurchase of approximately 2.9 million shares of common stock at a cost of approximately $34.9 million. The prior year use primarily relates to the repurchase of approximately $106.3 million in principal amount of senior notes, partially offset by the proceeds from the issuance of common stock relating to the exercise of stock options.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. At August 2, 2008 and August 4, 2007, the Company maintained cash and cash equivalent balances of $60.0 million and $128.4 million, respectively. Exclusive of approximately $11.9 million and $11.7 million of store operating cash at August 2, 2008 and August 4, 2007, respectively, cash was invested principally in various money market funds. There was no restricted cash as of August 2, 2008 and August 4, 2007.

At August 2, 2008, the Company had no direct borrowings under its $500 million revolving credit facility, and had $33.8 million in unfunded letters of credit, leaving unutilized availability under that facility of $466.2 million. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

During the six months ended August 2, 2008, the Company repurchased and retired 2.9 million shares of its common stock at an average price of $11.83 per share and total cost of approximately $34.9 million. At August 2, 2008, there were 32.7 million shares remaining available for repurchase under the Company’s existing share repurchase program.

The Company believes it has sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay all of the Company’s senior notes at maturity.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At August 2, 2008, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. On August 2, 2008, total debt was $569.8 million, representing a decrease of $5.6 million from a balance of $575.4 million at August 4, 2007. This decrease was related to a decrease in capital lease obligations. Additionally, the debt-to-capitalization ratio decreased to 33.4% from 33.7% in the prior year, as a result of the decrease in debt in the current year.

At August 2, 2008, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At August 2, 2008, the Company had no direct borrowings under the revolving credit facility.

At August 2, 2008, the Company had $276.4 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it has sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

The Company had $230 million of convertible senior notes, at August 2, 2008, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The conversion criteria were not met for the calendar quarter ended June 30, 2008. Since the holders of the convertible notes do not have the ability to exercise their conversion rights, the convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of August 2, 2008.

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

At August 2, 2008, the Company had $63.4 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $5 million and $7 million per year.

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

During June and July 2007, the Company repurchased $10.4 million in principal amount primarily relating to its 8.25% senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $412 thousand for the quarter ended August 4, 2007.

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

There were no material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three and six months ended August 2, 2008. For additional information regarding the Company’s contractual obligations as of February 2, 2008, see the Management’s Discussion and Analysis section of the Form 10-K for the year ended February 2, 2008.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended February 2, 2008 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The FASB also issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and liabilities measured on a non-recurring basis. The impact of applying SFAS 157 to financial assets and liabilities did not have a material impact on the consolidated financial statements for the period ending August 2, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company elected to report long-term debt at its amortized cost. Accordingly, this standard has no impact on the financial statements.

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

In May 2008, the FASB issued Accounting Principles Board (“APB”) No.14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FASB Staff Position (“FSP”) clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on the financial statements.

The FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share,” that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-08, it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of diluted earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating diluted earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 would increase the number of shares in the Company’s diluted calculation by 19.2 million shares.

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

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at August 2, 2008, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 2, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 8 – Contingencies- Legal Contingencies,” is incorporated into this Item by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 2, 2008, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. At August 2, 2008, 32.7 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization. The following are details of repurchases under this program for the second quarter of fiscal 2008:

Period

(in thousands except average price paid per share)

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Repurchased Under the Plans (a)
Repurchases from May 4, 2008 through May 31, 2008	—	$—	—	34,424
Repurchases from June 1, 2008 through July 5, 2008	1,714	$11.74	1,714	32,710
Repurchases from July 6, 2008 through August 2, 2008	—	$—	—	32,710

Total	1,714	$11.74	1,714

(a)	As of August 2, 2008, the Company’s Board of Directors had previously authorized 70,025 total shares, of which 35,000 were authorized on December 8, 2005. The Company has repurchased 37,315 of these shares to date. There is no expiration date for the repurchase plan.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of shareholders on June 4, 2008 for the following purposes:

Item 1: To elect one Class I and three Class II Directors to hold office for the terms specified in the Company’s proxy statement, dated April 22, 2008 (the “Proxy Statement”) or until their respective successors have been elected and qualified;

Item 2: To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the current fiscal year ending January 31, 2009; and

Item 3: To vote on a shareholder proposal concerning cumulative voting for the election of Directors.

Each of these items is described in the Proxy Statement which was filed with the SEC.

The number of votes cast for and withheld for each nominee for the Company’s Board of Directors under Item 1 were as follows:

	FOR	WITHHELD
Jerry W. Levin	124,059,742	2,314,679
Michael S. Gross	123,482,498	2,891,922
Nora P. McAniff	119,977,256	6,397,165
Stephen I. Sadove	124,398,402	1,976,019

There were no abstentions and broker non-votes with respect to this proposal. Each of the nominees for election was approved.

The number of votes cast for, against and abstain for Items 2 and 3 were as follows:

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
Item 2	125,913,970	455,166	5,285	—
Item 3	39,610,939	64,871,656	48,019	21,843,807

Accordingly, only Item 2 was approved by the Company’s shareholders.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS

INCORPORATED

Registrant

Date: September 2, 2008

/s/ Kevin G. Wills
Kevin G. Wills
On behalf of registrant and as Executive Vice President and Chief Financial Officer
(Principal Financial Officer)