Form 10-Q
period 2008-11-01
SAKS INC
filed 2008-12-02
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: November 1, 2008

or

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

As of November 15, 2008, the number of shares of the Registrant’s Common Stock outstanding was 142,071,898.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	November 1, 2008	February 2, 2008	November 3, 2007
ASSETS
Current Assets
Cash and cash equivalents	$20,008	$101,162	$63,464
Merchandise inventories	1,016,192	857,173	976,880
Other current assets	119,917	124,973	102,172
Deferred income taxes, net	35,954	42,827	23,509

Total current assets	1,192,071	1,126,135	1,166,025

Property and Equipment, net	1,072,990	1,092,004	1,091,196
Intangibles, net	277	297	304
Deferred Income Taxes, net	100,758	97,108	144,224
Other Assets	50,537	55,480	35,862

TOTAL ASSETS	$2,416,633	$2,371,024	$2,437,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$250,353	$176,844	$264,450
Accrued expenses and other current liabilities	258,384	282,311	278,025
Dividend payable	1,421	2,641	2,653
Current portion of long-term debt	169,429	319,242	260,433

Total current liabilities	679,587	781,038	805,561

Long-Term Debt	479,831	253,346	338,554
Other Long-Term Liabilities	159,377	161,034	166,031

Total liabilities	1,318,795	1,195,418	1,310,146

Commitments and Contingencies	—	—	—

Shareholders’ Equity	1,097,838	1,175,606	1,127,465

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,416,633	$2,371,024	$2,437,611

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
NET SALES	$698,037	$796,063	$2,229,622	$2,282,916
Cost of sales (excluding depreciation and amortization)	449,741	462,001	1,418,230	1,373,808

Gross margin	248,296	334,062	811,392	909,108

Selling, general and administrative expenses	183,040	205,981	581,891	613,084
Other operating expenses:
Property and equipment rentals	28,551	28,086	85,779	83,635
Depreciation and amortization	32,904	33,555	98,446	100,081
Taxes other than income taxes	20,928	20,137	64,619	62,106
Store pre-opening costs	848	436	1,436	697
Impairments and dispositions	17,134	413	18,493	4,111

OPERATING INCOME (LOSS)	(35,109)	45,454	(39,272)	45,394

Interest expense	(9,961)	(10,199)	(29,970)	(32,100)
Loss on extinguishment of debt	—	—	—	(5,634)
Other income, net	1,487	2,333	3,174	6,903

INCOME (LOSS) BEFORE INCOME TAXES	(43,583)	37,588	(66,068)	14,563

Provision (benefit) for income taxes	(828)	15,998	(9,881)	6,562

NET INCOME (LOSS)	$(42,755)	$21,590	$(56,187)	$8,001

Net Income (Loss) per share - Basic	$(0.31)	$0.15	$(0.41)	$0.06
Net Income (Loss) per share - Diluted	$(0.31)	$0.14	$(0.41)	$0.05

Weighted average common shares:
Basic	137,715	141,102	138,713	141,077
Diluted	137,715	153,049	138,713	153,853

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2008	November 3, 2007
Operating Activities:
Net Income (Loss)	$(56,187)	$8,001
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,446	100,081
Impairments and dispositions	18,493	4,111
Equity compensation	11,572	4,641
Deferred income taxes	7,216	7,425
Excess tax benefit from stock-based compensation	—	(8,747)
Loss on extinguishment of debt	—	5,634
Gain on sale of land	(1,217)	—
Change in operating assets and liabilities, net	(110,811)	(156,397)

Net Cash Used In Operating Activities	(32,488)	(35,251)

Investing Activities:
Purchases of property and equipment	(93,700)	(102,177)
Proceeds from the sale of property and equipment	1,339	7,806

Net Cash Used In Investing Activities	(92,361)	(94,371)

Financing Activities:
Proceeds from revolving credit facility	80,625	25,000
Payments on long-term debt and capital lease obligations	(4,013)	(117,560)
Cash dividends paid	(1,187)	(7,421)
Excess tax benefit from stock-based compensation	—	8,747
Purchases and retirements of common stock	(34,889)	(27,464)
Proceeds from the issuance of common stock	3,159	33,901

Net Cash Provided by (Used In) Financing Activities	43,695	(84,797)

Decrease in Cash and Cash Equivalents	(81,154)	(214,419)

Cash and cash equivalents at beginning of period	101,162	277,883
Cash and cash equivalents at end of period	$20,008	$63,464

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended November 1, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2009 (fiscal year 2008). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

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

The Company’s operations consist of Saks Fifth Avenue (SFA), Saks Fifth Avenue OFF 5TH, and Club Libby Lu.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net Sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $5,274 and $5,983 for the three months ended November 1, 2008 and November 3, 2007, respectively. Leased department sales were $39,444 and $43,174 for the three months ended November 1, 2008 and November 3, 2007, respectively, and were excluded from Net Sales. Commissions from leased departments were $19,089 and $19,290 for the nine months ended November 1, 2008 and November 3, 2007, respectively. Leased department sales were $140,641 and $136,272 for the nine months ended November 1, 2008 and November 3, 2007, respectively, and were excluded from Net Sales.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $10,510 and $50,337 at November 1, 2008 and November 3, 2007, respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $262 and $788 for the three-month periods ending November 1, 2008 and November 3, 2007, respectively, and is reflected in Other Income. For the nine-month periods ending November 1, 2008 and November 3, 2007 income earned on these cash equivalents was $1,893 and $5,234, respectively, and is reflected in Other Income.

Impairments and Dispositions – The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate. The Company also performs an asset impairment analysis at each fiscal year end. The Company incurred net charges primarily related to asset dispositions in the normal course of business of $141 and $413 for the three month period ended November 1, 2008 and November 3, 2007, respectively, and charges of $1,500 and $4,111 for the nine months ended November 1, 2008 and November 3, 2007, respectively. Asset dispositions are included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of Income.

On October 29, 2008, the Board of Directors approved the Company’s plans to discontinue the operations of its CLL specialty store business. The Company expects the CLL store closure process will be completed by May 2, 2009, the end of the Company’s first fiscal quarter. In connection with this action, the Company recorded an asset impairment charge of $16,993 to reduce the net book value of certain long lived assets to their estimated fair value. The impairment charge is included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of income.

Inventory – On February 3, 2008, the Company elected to change its method of costing its inventories to the retail “first-in, first-out” (FIFO) method, whereas in all prior periods inventory was costed using the retail “last-in, first-out” (LIFO) method. The new method of accounting had no impact on the three and nine month periods ending November 1, 2008 and November 3, 2007, respectively, as the LIFO value exceeded the FIFO market value and was written down to reflect FIFO market value in all periods.

Income Taxes – The effective income tax rate for the three and nine-month periods ended November 1, 2008 was 1.9% and 15.0%, respectively, as compared to 42.6% and 45.1%, for the three and nine-month periods ending November 3, 2007. The decrease in the effective rate for the three-month and nine-month periods ending November 1, 2008 was primarily due to the write-off of a deferred tax asset associated with a Federal net operating loss (“NOL”) due to expire in fiscal 2008 and an increase in the state valuation allowance, reducing the expected tax benefit of the pre-tax losses.

Components of the Company’s income tax expense for the three and nine-month periods ending November 1, 2008 and November 3, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Expected federal income taxes at 35%	$(15,254)	$13,156	$(23,124)	$5,097
State income taxes, net of federal benefit	(1,622)	1,767	(3,224)	936
State NOL valuation allowance adjustment	3,619	—	3,619	—
Effect of settling tax exams and other tax reserve adjustments	562	872	1,019	565
Change in state tax law	—	—	(414)	—
Write-off of expiring Federal NOL	10,980	—	10,980	—
Other items, net	887	203	1,263	(36)

Provision (benefit) for income taxes	$(828)	$15,998	$(9,881)	$6,562

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

NOTE 2 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and nine month periods ending November 1, 2008 and November 3, 2007, respectively, are as follows:

	For the Three Months Ended November 1, 2008			For the Three Months Ended November 3, 2007
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$(42,755)	137,715	$(0.31)	$21,590	141,102	$0.15

Effect of dilutive stock options and convertible debentures	—	—	—	—	11,947	(0.01)

Diluted EPS	$(42,755)	137,715	$(0.31)	$21,590	153,049	$0.14

	For the Nine Months Ended November 1, 2008			For the Nine Months Ended November 3, 2007
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$(56,187)	138,713	$(0.41)	$8,001	141,077	$0.06

Effect of dilutive stock options and convertible debentures	—	—	—	—	12,776	(0.01)

Diluted EPS	$(56,187)	138,713	$(0.41)	$8,001	153,853	$0.05

The Company had 228 option awards of potentially dilutive common stock outstanding that have been excluded from the computation of diluted EPS because the Company reported a loss for the nine months ending November 1, 2008. The Company had 2,731 and 1,269 option and performance share awards of potentially dilutive common stock outstanding as of November 1, 2008 and November 3, 2007, respectively, that were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares for the period or the performance criteria were not met. Included in the computation of diluted EPS as of November 3, 2007 are 11,327 potentially dilutive shares associated with shares the Company would issue to settle the difference between the fair value and the par value of the convertible notes upon conversion and the shares to be issued upon exercise of call options the Company sold at the time of issuance of the convertible debentures. There were also 19,219 of potentially exercisable shares under the convertible notes that were not included in the computation of diluted EPS because the conversion criteria were not met as of November 1, 2008 and due to the assumption of net share settlement as of November 3, 2007.

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

NOTE 3 – DEBT AND SHARE ACTIVITY

The Company had $230 million of convertible senior notes at November 1, 2008, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The holder cannot convert until the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period. The conversion criteria were not met for the calendar quarter ended September 30, 2008. Since the holders of the convertible notes do not have the ability to exercise their conversion rights, the convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of November 1, 2008. As of November 3, 2007, the holders of the convertible notes did have the ability to exercise their conversion rights, therefore the convertible notes were classified within “Current portion of long-term debt” on the condensed consolidated balance sheet.

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

During the nine months ended November 3, 2007, the Company repurchased and retired 1,722 shares of its common stock at an average price of $15.95 per share and total cost of approximately $27,464. During the nine months ended November 1, 2008, the Company repurchased and retired 2,949 shares of its common stock at an average price of $11.83 per share and total cost of approximately $34,889. There were no repurchases and retirements of common stock during the three months ended November 1, 2008. At November 1, 2008, there were 32,710 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 4 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan and supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension (benefit) expense related to the Company’s pension plan and SERP for the three and nine month periods ending November 1, 2008 and November 3, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Service cost	$169	$331	$507	$993
Interest cost	2,123	2,050	6,369	6,149
Expected return on plan assets	(3,037)	(2,782)	(9,111)	(8,346)
Net amortization of losses and prior service costs	184	834	552	2,503

Net periodic pension (benefit) expense	$(561)	$433	$(1,683)	$1,299

The Company expects minimal or no funding requirements in 2008. Based on the current market conditions, the Company will likely be required to fund the pension plan in 2009.

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

As of November 1, 2008, we had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs.

NOTE 6 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the nine months ended November 1, 2008:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at February 2, 2008	141,784	$14,180	$1,119,192	$57,236	$(15,002)	$1,175,606
Net loss				(56,187)		(56,187)
Dividend adjustment - cancelled restricted shares			40			40
Issuance of common stock	386	39	3,120			3,159
Income tax benefit related to employee stock plans			(562)			(562)
Net activity under stock compensation plans	2,894	289	(297)			(8)
Restricted shares withheld for taxes	(60)	(6)	(887)			(893)
Stock-based compensation			11,572			11,572
Repurchase of common stock	(2,949)	(295)	(34,594)			(34,889)

Balance at November 1, 2008	142,055	$14,207	$1,097,584	$1,049	$(15,002)	$1,097,838

NOTE 7 – STOCK-BASED COMPENSATION

The Company maintains an equity incentive plan for the granting of options, stock appreciation rights, performance shares, restricted stock, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise life of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to five years after the grant date, although, the plan permits accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors.

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

Total stock-based compensation expense, net of related tax effects, for the three and nine months ended November 1, 2008 was approximately $1,986 and $6,984, respectively, and total stock-based compensation expense for the three and nine months ended November 3, 2007 was approximately $983 and $2,784, respectively.

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

TAX MATTERS

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on the current evaluations of tax filing positions, the Company believes it has adequately accrued for its tax exposures. At November 1, 2008, certain state examinations are ongoing and if the Company were not to prevail, the outcome could have a material impact on operating results.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The FASB also issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and liabilities measured on a non-recurring basis. The impact of applying SFAS 157 to financial assets and liabilities did not have a material impact on the consolidated financial statements for the period ending November 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company elected to continue to record long-term debt at its amortized cost. Accordingly, this standard has no impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective as of the beginning of the 2009 fiscal year. Generally, the effect of SFAS 141(R) will depend on the circumstances of any potential future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require an entity to provide an enhanced understanding of its use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

In May 2008, the FASB issued Accounting Principles Board (“APB”) No.14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FASB Staff Position (“FSP”) clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

NOTE 10 – CLUB LIBBY LU CLOSURE

On November 5, 2008, the Company announced its plans to discontinue the operations of its CLL specialty store business. The Company expects the CLL store closure process will be substantially completed by the end of the Company’s fourth fiscal quarter ending January 31, 2009. The Company will present CLL as a discontinued operation in its fiscal fourth quarter and year-end financial statements. The Company expects to incur charges related to the discontinuation of the CLL operations, which primarily will be recorded in the three months ended November 1, 2008 and fourth quarter ending January 31, 2009. The Company recorded an after-tax non-cash charge of approximately $10,566 in the third quarter ended November 1, 2008 related to fixed asset impairments. The Company expects to record after-tax charges of approximately $18,000 to $27,000 in the fourth quarter ending January 31, 2009 primarily related to approximately $3,000 of one-time severance costs, and approximately $15,000 to $24,000 of costs associated with inventory liquidation, store closure and lease termination costs. The Company anticipates that approximately $16,000 to $25,000 of the total charges will result in cash payments during the fourth quarter of fiscal 2008 and in fiscal year 2009.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and nine-month periods ended November 1, 2008 and November 3, 2007 and as of February 2, 2008 reflect the legal entity compositions at the respective dates. Certain 2007 amounts in the following tables have been revised to reflect the allocation of deferred income taxes between Saks Incorporated and the guarantors of Saks Incorporated’s senior notes.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At November 1, 2008, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT NOVEMBER 1, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$10,510	$9,498		$20,008
Merchandise inventories		1,016,192		1,016,192
Other current assets		119,917		119,917
Deferred income taxes, net		35,954		35,954

Total Current Assets	10,510	1,181,561	—	1,192,071

Property and Equipment, net		1,072,990		1,072,990
Intangibles, net		277		277
Deferred Income Taxes, net	83,046	17,712		100,758
Other Assets	5,754	44,783		50,537
Investment in and Advances to Subsidiaries	1,428,654	—	$(1,428,654)

Total Assets	$1,527,964	$2,317,323	$(1,428,654)	$2,416,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$250,353		$250,353
Accrued expenses and other current liabilities	$6,382	252,002		258,384
Dividend payable	1,421			1,421
Current portion of long-term debt		169,429		169,429

Total Current Liabilities	7,803	671,784	—	679,587

Long-Term Debt	422,323	57,508		479,831
Other Long-Term Liabilities		159,377		159,377
Investment by and Advances from Parent		1,428,654	$(1,428,654)
Shareholders’ Equity	1,097,838			1,097,838

Total Liabilities and Shareholders’ Equity	$1,527,964	$2,317,323	$(1,428,654)	$2,416,633

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED NOVEMBER 1, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$698,037		$698,037
Cost of sales		449,741		449,741

Gross Margin	—	248,296	—	248,296

Selling, general and administrative expenses	$167	182,873		183,040
Other operating expenses	2,008	80,375		82,383
Store pre-opening costs		848		848
Impairments and dispositions		17,134		17,134

Operating loss	(2,175)	(32,934)	—	(35,109)

Other income (expense)
Equity in earnings of subsidiaries	(28,091)		28,091
Interest expense	(23,352)	13,391		(9,961)
Other income, net	1,487			1,487

Loss before benefit for income taxes	(52,131)	(19,543)	28,091	(43,583)
Provision (benefit) for income taxes	(9,376)	8,548		(828)

Net Loss	$(42,755)	$(28,091)	$28,091	$(42,755)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$2,229,622		$2,229,622
Cost of sales		1,418,230		1,418,230

Gross Margin	—	811,392	—	811,392

Selling, general and administrative expenses	$774	581,117		581,891
Other operating expenses	2,020	246,824		248,844
Store pre-opening costs		1,436		1,436
Impairments and dispositions		18,493		18,493

Operating loss	(2,794)	(36,478)	—	(39,272)

Other income (expense)
Equity in earnings of subsidiaries	(32,761)		$32,761
Interest expense	(38,783)	8,813		(29,970)
Other income, net	3,174			3,174

Loss before benefit for income taxes	(71,164)	(27,665)	32,761	(66,068)
Provision (benefit) for income taxes	(14,977)	5,096		(9,881)

Net Loss	$(56,187)	$(32,761)	$32,761	$(56,187)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Loss	$(56,187)	$(32,761)	$32,761	$(56,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	32,761		(32,761)	—
Excess tax benefit from stock-based compensation	—			—
Depreciation and amortization		98,446		98,446
Equity Compensation	11,572			11,572
Deferred income taxes	3,300	3,916		7,216
Gain on sale of land	(1,217)			(1,217)
Impairments and dispositions		18,493		18,493
Changes in operating assets and liabilities, net	(58,903)	(51,908)		(110,811)

Net Cash Provided By (Used In) Operating Activities	(68,674)	36,186	—	(32,488)

INVESTING ACTIVITIES
Purchases of property and equipment		(93,700)		(93,700)
Proceeds from the sale of assets		1,339		1,339

Net Cash Used In Investing Activities	—	(92,361)	—	(92,361)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(54,016)	54,016		—
Payments on long-term debt		(4,013)		(4,013)
Payments on revolving credit facility	80,625			80,625
Payment of dividend	(1,187)			(1,187)
Repurchase and retirement of common stock	(34,889)			(34,889)
Excess tax benefit from stock-based compensation	—			—
Proceeds from the issuance of common stock	3,159			3,159

Net Cash Provided by (Used In) Financing Activities	(6,308)	50,003	—	43,695

Decrease In Cash and Cash Equivalents	(74,982)	(6,172)	—	(81,154)
Cash and Cash Equivalents at beginning of period	85,492	15,670		101,162

Cash and Cash Equivalents at end of period	$10,510	$9,498	$—	$20,008

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT NOVEMBER 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$50,337	$13,127		$63,464
Merchandise inventories		976,880		976,880
Other current assets		102,172		102,172
Deferred income taxes, net		23,509		23,509

Total Current Assets	50,337	1,115,688	—	1,166,025

Property and Equipment, net		1,091,196		1,091,196
Intangibles, net		304		304
Deferred Income Taxes, net	71,337	72,887		144,224
Other Assets	8,658	27,204		35,862
Investment in and Advances to Subsidiaries	1,534,932		$(1,534,932)

Total Assets	$1,665,264	$2,307,279	$(1,534,932)	$2,437,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$264,450		$264,450
Accrued expenses and other current liabilities	$3,772	274,253		278,025
Dividend payable	2,653			2,653
Current portion of long-term debt	255,000	5,433		260,433

Total Current Liabilities	261,425	544,136	—	805,561

Long-Term Debt	276,374	62,180		338,554
Other Long-Term Liabilities		166,031		166,031
Investment by and Advances from Parent		1,534,932	$(1,534,932)
Shareholders’ Equity	1,127,465			1,127,465

Total Liabilities and Shareholders’ Equity	$1,665,264	$2,307,279	$(1,534,932)	$2,437,611

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED NOVEMBER 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
Net sales		$796,063		$796,063
Cost of Sales		462,001		462,001

Gross Margin	—	334,062	—	334,062

Selling, general and administrative expenses	$698	205,283		205,981
Other operating expenses	12	81,766		81,778
Store pre-opening costs		436		436
Impairments and dispositions		413		413

Operating Income (loss)	(710)	46,164	—	45,454

Other income (expense)
Equity in earnings of subsidiaries	25,459		$(25,459)
Interest expense	(7,966)	(2,233)		(10,199)
Other income, net	2,333			2,333

Income before provision (benefit) for income taxes	19,116	43,931	(25,459)	37,588
Provision (benefit) for income taxes	(2,474)	18,472		15,998

Net Income	$21,590	$25,459	$(25,459)	$21,590

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED NOVEMBER 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
Net sales		$2,282,916		$2,282,916
Costs of Sales		1,373,808		1,373,808

Gross Margin	—	909,108	—	909,108

Selling, general and administrative expenses	$3,296	609,788		613,084
Other operating expenses	63	245,759		245,822
Store pre-opening costs		697		697
Impairments and dispositions		4,111		4,111

Operating Income (Loss)	(3,359)	48,753	—	45,394

Other income (expense)
Equity in earnings of subsidiaries	24,735		$(24,735)
Interest expense	(25,343)	(6,757)		(32,100)
Loss on extinguishment of debt	(5,634)			(5,634)
Other income, net	6,903			6,903

Income (loss) before benefit for income taxes	(2,698)	41,996	(24,735)	14,563
Provision (benefit) for income taxes	(10,699)	17,261		6,562

Net Income	$8,001	$24,735	$(24,735)	$8,001

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 3, 2007

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Income	$8,001	$25,661	$(24,735)	$8,001
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(25,661)		24,735	—
Excess tax benefit from stock based compensation	(8,747)			(8,747)
Depreciation and amortization		100,081		100,081
Provision for employee stock compensation	4,641			4,641
Deferred income taxes	(139)	7,564		7,425
Impairments and dispositions		4,111		4,111
Loss on extinguishment of debt	5,634			5,634
Changes in operating assets and liabilities, net	7,133	(163,530)		(156,397)

Net Cash Used In Operating Activities	(9,138)	(26,113)	—	(35,251)

INVESTING ACTIVITIES
Purchases of property and equipment		(102,177)		(102,177)
Proceeds from the sale of assets		7,806		7,806

Net Cash Used In Investing Activities	—	(94,371)	—	(94,371)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(127,964)	127,964
Payments on long-term debt and capital lease obligations	(110,832)	(6,728)		(117,560)
Borrowings under credit/receivables facility	25,000			25,000
Payment of Dividend	(7,421)			(7,421)
Repurchase and retirements of common stock	(27,464)			(27,464)
Proceeds from issuance of common stock	33,901			33,901
Excess tax benefit from stock-based compensation	8,747			8,747

Net Cash Provided by (Used) In Financing Activities	(206,033)	121,236	—	(84,797)

Decrease In Cash and Cash Equivalents	(215,171)	752		(214,419)
Cash and Cash Equivalents at beginning of period	265,508	12,375		277,883

Cash and Cash Equivalents at end of period	$50,337	$13,127	—	$63,464

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT FEBRUARY 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$85,492	$15,670		$101,162
Merchandise inventories		857,173		857,173
Other current assets		124,973		124,973
Deferred income taxes, net		42,827		42,827

Total Current Assets	85,492	1,040,643	—	1,126,135

Property and Equipment, net		1,092,004		1,092,004
Intangibles, net		297		297
Deferred Income Taxes, net	68,069	29,039		97,108
Other Assets	7,962	47,518		55,480
Investment in and Advances to Subsidiaries	1,531,222		$(1,531,222)

Total Assets	$1,692,745	$2,209,501	$(1,531,222)	$2,371,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$176,844		$176,844
Accrued expenses and other current liabilities	$10,744	274,208		284,952
Current portion of long-term debt	314,132	5,110		319,242

Total Current Liabilities	324,876	456,162	—	781,038

Long-Term Debt	192,263	61,083		253,346
Other Long-Term Liabilities		161,034		161,034
Investment by and Advances from Parent		1,531,222	$(1,531,222)
Shareholders’ Equity	1,175,606			1,175,606

Total Liabilities and Shareholders’ Equity	$1,692,745	$2,209,501	$(1,531,222)	$2,371,024

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) operations consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and Club Libby Lu (“CLL”). The Company is a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. CLL consists of mall-based specialty stores, targeting girls aged 4-12 years old. As of November 1, 2008, Saks operated 53 SFA stores with 5.9 million square feet, 49 OFF 5TH stores with 1.4 million square feet, and 98 CLL specialty stores, which includes 78 standalone stores and 20 store-in-stores in the former Saks Department Store Group (SDSG) businesses, with 142 thousand square feet.

FINANCIAL PERFORMANCE SUMMARY

The Company recorded a net loss of $42.8 million, or $.31 per share, for the three months ended November 1, 2008. For the three months ended November 3, 2007, the Company recorded net income of $21.6 million or $.14 per share.

The three-month period ended November 1, 2008 included charges of $24.5 million (net of taxes), or $.18 per share, which included $10.6 million of asset impairments primarily related to the discontinuation of the CLL operations. The current year third quarter also included an after tax gain of $0.7 million related to the sale of a vacant real estate parcel, and a write-off and adjustment of $14.6 million of certain deferred tax assets primarily associated with Federal Net Operating Loss tax credits that are subject to expiration at the end of fiscal 2008.

The three-month period ended November 3, 2007 included legal and investigation costs of approximately $2.7 million (net of taxes), or $.02 per share, associated with an investigation by the Securities and Exchange Commission (“SEC”) (which has been concluded) and the investigation by the Office of the United States Attorney for the Southern District of New York as well as the settlement of two related vendor lawsuits. The prior year third quarter also included after tax charges of approximately $0.5 million related to retention, severance and transition costs due to the Company’s downsizing and consolidation following the disposition of the SDSG businesses, $0.3 million due to asset impairment and dispositions and $0.8 million, or $.01 per share, resulting from an increase in income tax reserves related to certain tax examinations.

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

	Three Months Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	64.4%	58.0%	63.6%	60.2%
Selling, general & administrative expenses	26.2%	25.9%	26.1%	26.9%
Other operating expenses	11.8%	10.3%	11.2%	10.8%
Store pre-opening costs	0.1%	0.1%	0.1%	0.0%
Impairments and dispositions	2.5%	0.1%	0.8%	0.2%

Operating Income (Loss)	-5.0%	5.7%	-1.8%	2.0%
Other income (expense):
Interest expense	-1.4%	-1.3%	-1.3%	-1.4%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	-0.2%
Other income, net	0.2%	0.3%	0.1%	0.3%

Income (loss) before income taxes	-6.2%	4.7%	-3.0%	0.6%
Provision (benefit) for income taxes	-0.1%	2.0%	-0.4%	0.3%

Net Income (loss)	-6.1%	2.7%	-2.5%	0.4%

THREE MONTHS ENDED NOVEMBER 1, 2008 COMPARED TO THREE MONTHS ENDED NOVEMBER 3, 2007

DISCUSSION OF OPERATING LOSS

The following table shows the changes in operating income (loss) from the three-month period ended November 3, 2007 to the three-month period ended November 1, 2008:

(In Millions)	Total Company
For the three months ended November 3, 2007	$45.5
Store sales and margin	(85.8)
Operating expenses	21.9
Impairments and dispositions	(16.7)

Decrease	(80.6)

For the three months ended November 1, 2008	$(35.1)

For the three-month period ended November 1, 2008 the operating loss was $35.1 million, as compared to operating income of $45.5 million for the same period last year. The operating loss of $35.1 million for the quarter was driven by a comparable store sales decrease of 11.5% and a 640 basis point decrease in the gross margin rate. In addition, SG&A expenses as a percentage of sales increased 30 basis points and Other Operating Expenses (rents, depreciation, taxes other than income taxes and store pre-opening costs) increased by 160 basis points. Impairments and dispositions increased by $16.7 million primarily in connection with the Company’s decision to discontinue CLL’s operations.

NET SALES

For the three months ended November 1, 2008, total Net Sales decreased 12.3% to $698.0 million from $796.1 million for the three months ended November 3, 2007. Similarly, consolidated comparable store sales decreased $89.2 million, or 11.5%, from $778.4 million for the three months ended November 3, 2007 to $689.2 million for the three months ended November 1, 2008.

Comparable store sales are determined on a rolling 13-month basis. Thus, to be included in the comparison, a store must be open for 13 months. The additional month is used to transition the first month impact of a new store opening. Correspondingly, closed stores are removed from the comparable store sales comparison when they begin liquidating merchandise. Expanded, remodeled and converted stores are included in the comparable store sales comparison, except for the periods in which they are closed for remodeling and renovation.

GROSS MARGIN

For the three months ended November 1, 2008, gross margin was $248.3 million, or 35.6% of Net Sales, compared to $334.1 million, or 42.0% of Net Sales, for the three months ended November 3, 2007. The Company’s gross margin rate decreased 640 basis points in the quarter. The $85.8 million reduction in gross margin was driven by the $98.0 million decrease in sales and a decrease in the gross margin rate. The gross margin rate deterioration was primarily due to increased markdowns, an increase in the percentage of reduced-price versus full-priced selling as consumers take greater advantage of promotional events and an inability to leverage buying and distribution costs against the 11.5% comparable store sales decrease.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended November 1, 2008, SG&A was $183.0 million, or 26.2% of Net Sales, compared to $206.0 million, or 25.9% of Net Sales, for the three months ended November 3, 2007. The $22.9 million decrease was principally related to lower variable costs associated with the $98.0 million sales decrease and lower corporate administrative costs. Additionally, there were non-recurring legal and investigation costs and legal settlements of approximately $4.5 million in the prior period. As a percentage of sales, SG&A increased by 30 basis points over the prior year primarily due to the deleverage caused by the comparable store sales decline during the quarter.

OTHER OPERATING EXPENSES

For the three months ended November 1, 2008, other operating expenses, including store pre-opening costs, were $83.2 million, or 11.9% of Net Sales, compared to $82.2 million, or 10.3% of Net Sales, for the three months ended November 3, 2007. As a percent of sales, other operating expenses increased 160 basis points in 2008, reflecting the rate deleverage caused by the 11.5% comparable store sales decline in the current year third quarter.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended November 1, 2008, the Company recorded losses from impairments and dispositions of $17.1 million, or 2.5% of Net Sales, compared to a loss of $0.4 million, or 0.1% of Net Sales, for the three months ended November 3, 2007. The current quarter net charges are primarily related to the Company’s decision to discontinue the CLL operations whereas prior year net charges for the three months ended November 3, 2007 were primarily related to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the three months ended November 1, 2008, interest expense was $10.0 million, or 1.4% of Net Sales, compared to $10.2 million, or 1.3% of Net Sales, for the three months ended November 3, 2007.

INCOME TAXES

The effective income tax rate for the three-month periods ended November 1, 2008 and November 3, 2007 was 1.9% and 42.6%, respectively. The decrease in the effective rate for the three-month period ended November 1, 2008 was primarily due to the write-off of a deferred tax asset associated with a Federal net operating loss due to expire in fiscal year 2008 and an increase in the state valuation allowance, reducing the expected tax benefit of the pre-tax losses. The inability to utilize the deferred tax asset associated with the net operating loss was determined in the three-month period ended November 1, 2008 as management reduced fiscal 2008 earnings estimates in response to deteriorating macro economic conditions.

NINE MONTHS ENDED NOVEMBER 1, 2008 COMPARED TO NINE MONTHS ENDED NOVEMBER 3, 2007

DISCUSSION OF OPERATING LOSS

The following table shows the changes in operating income (loss) from the nine-month period ended November 3, 2007 to the nine-month period ended November 1, 2008:

(In Millions)	Total Company
For the nine months ended November 3, 2007	$45.4
Store sales and margin	(97.7)
Operating expenses	27.4
Impairments and dispositions	(14.4)

Decrease	(84.7)

For the nine months ended November 1, 2008	$(39.3)

For the nine-month period ended November 1, 2008, the operating loss was $39.3 million, as compared to operating income of $45.4 million for the same period last year. The operating loss for the nine months was driven by a decrease in comparable store sales of 2.2% and a decrease in the gross margin rate of 340 basis points year-over-year primarily as a result of an increase in markdowns and an increase in the percentage of business generated during promotional days as consumers continue to shift purchases to promotional events. Other Operating Expenses (rents, depreciation, taxes other than income taxes and store pre-opening costs) increased by 40 basis points. The Company achieved approximately 80 basis points of improvement in the SG&A expense rate as a percentage of sales primarily relating to a decrease in severance, retention, and transition costs due to the Company’s downsizing and consolidation following the disposition of its SDSG businesses. Impairments and dispositions increased by $14.4 million primarily due to the Company’s decision to discontinue CLL’s operations.

NET SALES

For the nine months ended November 1, 2008, total Net Sales decreased 2.3% to $2,229.6 million from $2,282.9 million for the nine months ended November 3, 2007. Similarly, consolidated comparable store sales decreased $49.4 million, or 2.2%, from $2,247.5 million for the nine months ended November 3, 2007 to $2,198.1 million for the nine months ended November 1, 2008.

GROSS MARGIN

For the nine months ended November 1, 2008, gross margin was $811.4 million, or 36.4% of Net Sales, compared to $909.1 million, or 39.8% of Net Sales, for the nine months ended November 3, 2007. The decrease in year-over-year gross margin rate was principally a result of an increase in markdowns and an increase in the percentage of business generated during promotional days as consumers continue to shift purchases to promotional events.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended November 1, 2008, SG&A was $581.9 million, or 26.1% of Net Sales, compared to $613.1 million, or 26.9% of Net Sales, for the nine months ended November 3, 2007. The $31.2 million decrease was principally related to a decrease in severance, retention, and transition costs of approximately $26.8 million from the same period last year. This is partially offset by non-recurring Transition Service Agreement revenues related to the divestiture of SDSG of approximately $4.5 million in the prior period. As a percentage of sales, SG&A decreased by 80 basis points over the same period in the prior year.

OTHER OPERATING EXPENSES

For the nine months ended November 1, 2008, other operating expenses, including store pre-opening costs, were $250.3 million, or 11.2% of Net Sales, compared to $246.5 million, or 10.8% of Net Sales, for the nine months ended November 3, 2007. As a percent of sales, other operating expenses were essentially flat year-over-year for the nine-month period.

IMPAIRMENTS AND DISPOSITIONS

For the nine months ended November 1, 2008, the Company recorded losses from impairments and dispositions of $18.5 million, or 0.8% of Net Sales compared to a loss of

$4.1 million, or 0.2% of Net Sales, for the nine months ended November 3, 2007. The current period net charges are primarily related to the Company’s decision to discontinue CLL’s operations, whereas prior period net charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the nine months ended November 1, 2008, interest expense was $30.0 million, or 1.3% of Net Sales, compared to $32.1 million, or 1.4% of Net Sales, for the nine months ended November 3, 2007. The improvement of $2.1 million was primarily due to the reduction in debt resulting from the repurchase of $106.3 million of senior notes during the year ended February 2, 2008.

INCOME TAXES

The effective income tax rate for the nine-month periods ended November 1, 2008 and November 3, 2007 was 15.0% and 45.1%, respectively. The decrease in the effective rate for the nine-month period ended November 1, 2008 was primarily due to the write-off of a deferred tax asset associated with a Federal net operating loss due to expire in fiscal year 2008 and an increase in the state valuation allowance, reducing the expected tax benefit of the pre-tax losses. The inability to utilize the deferred tax asset associated with the net operating loss was determined in the three-month period ended November 1, 2008 as management reduced fiscal 2008 earnings estimates in response to deteriorating macro economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The primary needs for cash are to acquire or construct new stores, renovate, maintain and expand existing stores, information technology infrastructure and systems, provide working capital for new and existing stores and service debt. The Company anticipates that cash on hand, cash generated from operating activities and borrowings under its revolving credit agreement will be sufficient to meet its financial commitments.

Cash used in operating activities was $32.5 million for the nine months ended November 1, 2008 and $35.3 million for the nine months ended November 3, 2007. Cash used in operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase to support higher expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $2.8 million decline in cash used in operating activities for the nine months ended November 1, 2008 from the nine months ended November 3, 2007 was largely due to a decrease in working capital needs primarily driven by lower inventory growth levels over the respective nine month periods and greater increases in accounts payable balances due to the timing of merchandise receipts.

Cash used in investing activities was $92.4 million for the nine months ended November 1, 2008 and $94.4 million for the nine months ended November 3, 2007. Cash used in investing activities principally consists of construction of new stores, renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $2.0 million decrease in cash used in investing activities is principally due to a decrease in capital expenditures of approximately $8.5 million offset by a $6.5 million decrease in proceeds received from the sale of property and equipment.

Cash provided by (used in) financing activities was $44.3 million for the nine months ended November 1, 2008 and ($84.8) million for the nine months ended November 3, 2007. The current year cash provided by financing activities was driven by $80.6 million of proceeds from the revolving credit facility partially offset by the repurchase of 2.9 million shares of common stock at a cost of approximately $34.9 million. The prior year use primarily relates to the repurchase of approximately $106.3 million in principal amount of senior notes, partially offset by $25.0 million of proceeds from the revolving credit facility.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. At November 1, 2008 and November 3, 2007, the Company maintained cash and cash equivalent balances of $20.0 million and $63.5 million, respectively. Exclusive of approximately $9.5 million and $13.1 million of store operating cash at November 1, 2008 and November 3, 2007, respectively, cash was invested principally in various money market funds. There was no restricted cash as of November 1, 2008 and November 3, 2007.

At November 1, 2008, the Company had $80.6 million of direct outstanding borrowings under its $500 million revolving credit facility, and had $25.4 million in unfunded letters of credit, leaving unutilized availability under that facility of $394 million. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, requirements related to financing instruments, and the Company’s tax payment obligations, among others.

During the nine months ended November 1, 2008, the Company repurchased and retired 2.9 million shares of its common stock at an average price of $11.83 per share and total cost of approximately $34.9 million. At November 1, 2008, there were 32.7 million shares remaining available for repurchase under the Company’s existing share repurchase program.

On November 5, 2008, The Company announced its plans to discontinue the operations of its CLL specialty store business. The Company expects the CLL store closure process will be completed by the end of the Company’s fourth fiscal quarter ending January 29, 2009. The Company expects to incur charges related to the discontinuation of the CLL operations, which primarily will be recorded in the three months ended November 1, 2008 and fourth quarter ended January 31, 2009. The Company has recorded an after-tax non-cash charge of approximately $10.6 million in the third quarter ended November 1, 2008 related to fixed asset impairments. The Company expects to record after-tax charges of approximately $18.0 million to $27.0 million in the fourth quarter ending January 31, 2009 primarily related to approximately $3.0 million of severance costs, and approximately $15.0 million to $24.0 million of costs associated with inventory liquidation, store closure and lease termination costs. The Company anticipates that approximately $16.0 million to $25.0 million of the total charges will result in cash payments during the fourth quarter of fiscal 2008 and in fiscal year 2009.

On November 15, 2008 the Company utilized borrowings from its revolving credit facility to retire $84.1 million of senior debt which matured on the same day.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At November 1, 2008, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. On November 1, 2008, total debt was $649.3 million, representing an increase of $50.3 million from a balance of $599.0 million at November 3, 2007. This increase was primarily related to an increase of $55.6 million in outstanding borrowings from the revolving credit facility as of November 1, 2008 offset by a decrease in capital lease obligations. Additionally, the debt-to-capitalization ratio increased to 37.2% from 34.7% in the prior year, as a result of the increase in debt in the current year.

At November 1, 2008, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At November 1, 2008, the Company had $80.6 million of direct outstanding borrowings under the revolving credit facility.

At November 1, 2008, the Company had $276.4 million of senior notes outstanding, excluding the convertible notes, comprised of five separate series having maturities ranging from 2008 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. On November 15, 2008, the Company increased the outstanding revolver borrowings by $84 million as it used the proceeds to retire $84.1 million of maturing senior notes. There are no additional senior note maturities until 2010.

The Company had $230 million of convertible senior notes, at November 1, 2008, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The conversion criteria were not met for the calendar quarter ended September 30, 2008. Since the holders of the convertible notes do not have the ability to exercise their conversion rights, the convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of November 1, 2008. At November 3, 2007, the holders of the convertible notes had the ability to exercise their conversion rights, therefore the convertible notes were classified within “Current portion of long-term debt” on the condensed consolidated balance sheet as of that date.

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

At November 1, 2008, the Company had $62.2 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $5 million and $7 million per year.

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

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects minimal or no funding requirements in 2008. Based on the current market conditions, the Company will likely be required to fund the pension plan in 2009. Barring an unforeseen upturn in the market value of the plan assets in the fourth quarter, the funding requirements in 2009 could potentially be in the $5 to $15 million range. The Company curtailed its SFA pension plan during 2006 which froze benefit accruals for all participants except those who have attained age 55 and completed 10 years of service as of January 1, 2007 and who continue to be non-highly compensated employees.

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

There were no material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three and nine months ended November 1, 2008. For additional information regarding the Company’s contractual obligations as of February 2, 2008, see the Management’s Discussion and Analysis section of the Form 10-K for the year ended February 2, 2008.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended February 2, 2008 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, FASB amended SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The FASB also issued a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company is in the process of evaluating the impact of applying SFAS 157 to nonfinancial assets and liabilities measured on a non-recurring basis. The impact of applying SFAS 157 to financial assets and liabilities did not have a material impact on the consolidated financial statements for the period ending November 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company elected to continue to report long-term debt at its amortized cost. Accordingly, this standard has no impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. SFAS 141(R) will become effective as of the beginning of the 2009 fiscal year. Generally, the effect of SFAS 141 (R) will depend on the circumstances of any potential future acquisitions.

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

In May 2008, the FASB issued Accounting Principles Board (“APB”) No.14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FASB Staff Position (“FSP”) clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; fluctuations in foreign currency and exchange rates; and changes in interest rates. For additional information regarding these and other risk factors, please refer to the Company’s Form 10-K for the fiscal year ended February 2, 2008 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments (including variable rate debt) outstanding at November 1, 2008, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely discussions regarding required disclosures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 1, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 8 – Contingencies- Legal Contingencies,” is incorporated into this Item by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 1, 2008, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company did not repurchase and retire any shares of common stock during the quarter ending November 1, 2008. At November 1, 2008, 32.7 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization.

Item 6. EXHIBITS

4.1	Rights Agreement, dated as of November 25, 2008, by and between Saks Incorporated and The Bank of New York Mellon, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2008).

10.1	Amended and Restated Saks Incorporated Employee Stock Purchase Plan, effective September 16, 2008

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

Date December 2, 2008	/s/ Kevin G. Wills
Kevin G. Wills On behalf of registrant and as Executive Vice President and Chief Financial Officer
(Principal Financial Officer)