Form 10-K
period 2009-01-31
SAKS INC
filed 2009-03-23
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Fiscal Year Ended: January 31, 2009

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

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on which registered
Common Shares, par value $0.10 and Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 1, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,428,944,248.

As of March 16, 2009, the number of shares of the registrant’s Common Stock outstanding was 141,367,217.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Saks Incorporated Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on June 3, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

General

The operations of Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5th”), and SFA’s e-commerce operations. Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), Parisian (sold to Belk in October 2006), and Club Libby Lu (“CLL”) (the operations of which were discontinued in January 2009). The sold businesses and discontinued operations are presented as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for the current and prior year periods and are discussed below in “Discontinued Operations.”

The Company is a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5th is intended to be the premier luxury off-price retailer in the United States. OFF 5th stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of January 31, 2009, the Company operated 53 SFA stores with a total of approximately 5.9 million square feet and 51 OFF 5th stores with a total of approximately 1.4 million square feet.

Merchandising, sales promotion, and store operating support functions reside in New York, New York. The back office sales support functions for the Company, such as accounting, credit card administration, store planning, and information technology, principally are located in the Company’s operations center in Jackson, Mississippi or in the SFA corporate offices in New York City.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2008 and 2007 each contained 52 weeks and ended on January 31, 2009 and February 2, 2008, respectively. Fiscal year 2006 contained 53 weeks and ended on February 3, 2007.

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

As of January 31, 2009, the Company discontinued the operations of its CLL business, which consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. CLL generated revenues of approximately $52.2 million for 2008 and was not profitable. The Company incurred charges of $44.5 million in 2008 associated with closing the stores. The Company expects to incur nominal charges relating to CLL in 2009.

Merchandising

SFA stores carry luxury merchandise from both core vendors and new and emerging designers. SFA has key relationships with the leading American and European fashion houses, including Giorgio Armani, Chanel, Gucci, Prada, Louis Vuitton, St. John, Zegna, Theory, Juicy Couture, David Yurman, Hugo Boss, Elie Tahari, Tory Burch, Ralph Lauren, Akris and Burberry, among many others.

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

For the year ended January 31, 2009, SFA’s percentages of owned sales (exclusive of sales generated by leased departments) by major merchandise category were as follows:

Women’s Apparel	35.5%
Accessories	20.2%
Cosmetics	15.9%
Men’s Apparel	14.6%
Women’s Shoes	9.6%
Other	4.2%

Total	100.0%

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

The Company has two distribution facilities serving its stores. Refer to “Item 2. Properties” for additional information about these facilities.

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

Return Policy

The Company offers its customers a fair and liberal return policy, consistent with other luxury retailers, at SFA stores, OFF 5th stores, and online at www.saks.com. Approximately 25% of merchandise sold is later returned, and the vast majority of merchandise returns occur within a matter of days of the selling transaction. The Company uses historical return patterns to estimate expected returns.

Information Technology

Company management believes that technological investments are necessary to support its business strategies, and, as a result, the Company is continually upgrading its information systems to improve efficiency and productivity. Between 2006 and 2008, the Company completed significant upgrades to its merchandising planning and allocation systems and installed new point-of-sale equipment and software with enhanced clienteling capabilities in each of its SFA stores.

The Company’s information systems provide information deemed necessary for management operating decisions, cost management programs, and customer service enhancements. Individual data processing systems include point-of-sale and sales reporting, purchase order management, receiving, merchandise planning and control, payroll, human resources, general ledger, and accounts payable systems. Bar code ticketing is used, and scanning is utilized at point-of-sale terminals. Information is made available on Company systems to merchandising staff and store management on a timely basis.

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

Marketing

For the SFA stores, marketing principally emphasizes the latest fashion trends in luxury merchandise and primarily utilizes direct mail advertising, supplemented with national and local marketing efforts. To promote its image as one of the primary sources of luxury goods in its trade areas, SFA sponsors numerous fashion shows and in-store special events highlighting the designers represented in the SFA stores. SFA also participates in “cause-related” marketing. This includes special in-store events and related advertising designed to drive store traffic, while raising funds for charitable organizations and causes such as women’s cancer research. In-house advertising and sales promotion staffs produce most of the Company’s advertising.

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

In September of 2006, the Company entered into agreements with HSBC and MasterCard International Incorporated to issue co-branded MasterCard cards to new and existing proprietary credit card customers. Under this program, qualifying customers are issued an SFA and MasterCard co-branded credit card that functions as a traditional proprietary credit card when used at any SFA or OFF 5th store and at www.saks.com or as a MasterCard card when used at any unaffiliated location that accepts MasterCard cards. HSBC establishes and owns the co-brand accounts, retains the benefits associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad-debts associated with the accounts.

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

As of January 31, 2009, there were approximately 800,000 proprietary credit accounts that have been active within the prior twelve months, accounting for approximately 44.1% of the Company’s 2008 sales.

Trademarks and Service Marks

The Company owns many trademarks and service marks including, but not limited to, “Saks Fifth Avenue,” “SFA,” “S5A,” “The Fifth Avenue Club,” “SAKSFIRST,” “Clothes (Real),” “SFA Signature,” “SFA Classic,” “SFA Sport,” and “Saks Fifth Avenue OFF 5TH.” Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company’s trademarks and service marks are registered in the United States Patent and Trademark Office. The terms of these registrations are generally ten years, and they are renewable for additional ten-year periods indefinitely so long as the marks are in use at the time of renewal. The Company is not aware of any claims of infringement or other challenges to its right to use its marks that would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Reliance on Fifth Avenue Store

The Company’s Flagship SFA store located on Fifth Avenue in New York City accounted for approximately 21% of total Company sales in 2008 and plays a significant role in creating awareness for the Saks Fifth Avenue brand name.

Customer Service

The Company believes that good customer service contributes to increased store visits and purchases by its customers.

The Company’s goal is to deliver an inviting, customer-focused shopping experience to each customer. At SFA and OFF 5TH, the Company seeks to enable its customers to discover both accessible and high-end fashion in a warm, welcoming environment, guided by knowledgeable sales associates. Compensation for sales associates is generally a commission-based program. Sales associates undergo extensive service, selling, and product-knowledge training and are encouraged to maintain frequent, personal contact with their customers. Sales associates are encouraged to utilize detailed customer data available through the Company’s new point-of-sale equipment and software for their clienteling efforts, send personalized thank-you notes and routinely communicate with customers to advise them of new merchandise offerings and special promotions. Typical SFA stores also provide comfortable seating areas, and most SFA stores offer a complimentary personal shopping service called “The Fifth Avenue Club.”

Seasonality

The Company’s business, like that of many retailers, is subject to seasonal influences, with a significant portion of its sales and net income realized during the second half of the fiscal year, which includes the holiday selling season. Approximately 30% of the Company’s sales are generated during the fourth quarter, and normally a large portion of its operating income is generated during the Fall season.

Competition

The retail business is highly competitive. The Company’s stores primarily compete with several national and regional department stores, specialty apparel stores, designer boutiques, outlet stores, and mail-order and e-commerce retailers. Management believes that its knowledge of its trade areas and customer base, combined with the Company’s high level of customer service, broad selection of quality fashion merchandise at appropriate prices, innovative marketing, and strategic store locations, provides the opportunity for a competitive advantage.

Associates

As of January 31, 2009, the Company employed approximately 13,000 associates, of which approximately 18% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time associates during seasonal peak selling periods. Approximately 1.0% of the Company’s associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

Inflation and Deflation

Inflation and deflation affect the costs incurred by the Company in its purchase of merchandise and in certain components of its selling, general and administrative expenses (“SG&A”). The Company attempts to offset the effects of inflation, which has occurred in recent years in SG&A, through price increases and control of expenses, although the Company’s ability to increase prices is limited by consumer demand and competitive factors in its markets.

Website Access to Information

The Company provides access, free of charge to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) through the Company’s website, www.saksincorporated.com.

Certifications

The Company filed the certification of its Chief Executive Officer with the New York Stock Exchange (“NYSE”) in fiscal 2008 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and the Company has filed the Sarbanes-Oxley Section 302 and Section 906 certifications of its principal executive officer and principal financial officer with the SEC, which are attached hereto as Exhibits 31.1, 31.2, 32.1, and 32.2.

Item 1A. Risk Factors.

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

A decline in the demand for luxury goods due to deteriorating macroeconomic conditions has had and could continue to have an adverse impact on the Company’s results of operations.

As a result of the sale of the SDSG businesses, the Company is focused on the luxury retail sector. SFA stores, OFF 5th stores and www.saks.com offer a wide assortment of luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gift items. All of the goods that the Company sells are discretionary items. Changes in consumer confidence and fluctuations in financial markets can influence cyclical trends, particularly in the luxury sector. Consequently, the current severe downturn in the economy has resulted and may continue to result in fewer customers shopping in the Company’s stores or online. In response, and in order to reduce inventory levels, we have been and may continue to be forced to take additional markdowns and to increase promotional events, which has had and may continue to have an adverse impact on the Company’s results of operations. As a result of a decrease in consumer spending, the Company has been forced to reduce costs. Despite these measures and plans to further reduce costs and align inventory levels with sales in fiscal year 2009, there is no assurance that the Company will be successful in restoring profitability.

Poor economic conditions have affected and may continue to affect consumer spending which has harmed and may continue to significantly harm the Company’s business.

The retail industry is continuously subject to domestic and international economic trends. The success of the Company’s business depends to a significant extent upon the level of consumer spending. A number of factors affect the level of consumer spending on merchandise that the Company offers, including, among other things:

•	General economic, industry and weather conditions;

•	The performance of the financial equity and credit markets;

•	Current and expected unemployment levels;

•	Crude oil prices, that affect gasoline and heating oil prices;

•	The level of consumer debt;

•	Interest rates;

•	Tax rates and policies;

•	War, terrorism and other hostilities; and

•	Consumer confidence in future economic conditions.

Reduced consumer confidence and spending has resulted in reduced demand for discretionary items and has forced the Company to take significant markdowns. If the decrease in consumer demand for the Company’s merchandise continues, the Company may be forced to take additional markdowns in future periods.

Additionally, several of the Company’s stores are in tourist markets, including the flagship SFA New York store. A continuation of the downturn in economic conditions or other events such as terrorist activity could further impact travel and thus negatively affect the results of operations for stores located within these tourist markets. Increases in transportation and fuel costs, the financial condition of the airline industry and its impact on air travel and sustained recessionary periods in the U.S. and internationally could also unfavorably impact results of the stores located within these tourist markets.

The Company’s business and results of operations are also subject to uncertainties arising out of world events. These uncertainties may include a global economic slowdown, changes in consumer spending or travel, an increase in gasoline and commodity prices, epidemics and the economic consequences of natural disasters, military action or terrorist activity (including threats of terrorist activity). Any future events arising as a result of terrorist activity, natural disasters or other world events may have a material impact on the Company’s business, its ability to source products, results of operations and financial condition in the future.

The Company’s flagship SFA New York store is especially susceptible to volatility in the financial markets and employment and compensation trends in the financial sector.

The Company is restricted in its ability to incur additional debt which may affect its ability to adequately finance its operations.

The Company is a party to a revolving credit agreement which generally prohibits additional debt, subject to exceptions for certain unsecured debt and certain other items. The revolving credit agreement also prohibits the Company from granting liens on its property, with limited exceptions. Subject to certain exceptions, the notes restrict the Company from incurring secured debt or entering into sale/leaseback transactions that are, in the aggregate greater than 15% (17.5% in the case of the senior notes due in 2013 and the convertible notes) of consolidated net tangible assets of the Company. These restrictions under the revolving credit agreement and the senior notes and convertible notes may affect the Company’s ability to obtain additional debt financing or financing on favorable terms if its cash flow from operations and funds available under its revolving credit facility are insufficient to satisfy its capital requirements.

We are unable to predict the impact of the recent downturn in the credit markets and the resulting costs or constraints in obtaining financing on our business and financial results.

The Company’s principal sources of cash come from the Company’s operating activities and borrowings under its revolving credit facility. The extraordinary ongoing disruption in the credit markets has had a significant adverse impact on a number of financial institutions and has affected the cost of capital available to the Company. The Company will continue to closely monitor its liquidity and the credit markets. The Company cannot predict with any certainty the impact of any further disruption in the credit environment or any resulting material impact on its liquidity, future financing costs or financial results.

The Company is dependent on its relationships with certain designers, vendors and other sources of merchandise.

The Company’s relationships with established and emerging designers are a key factor in its position as a retailer of luxury merchandise, and a substantial portion of its revenues are attributable to its sales of designer merchandise. Many of the Company’s key vendors limit the number of retail channels they use to sell their merchandise and competition among luxury retailers to obtain and sell these goods is intense. The Company’s relationships with its designers have been a significant contributor to its past success. The Company has no guaranteed supply arrangements with its principal merchandising sources. Accordingly, there can be no assurance that such sources will continue to meet the Company’s quality, style and volume requirements. Moreover, nearly all of the top designer brands sold by the Company are also sold by competing retailers, and many of these top designer brands also have their own dedicated retail stores. If one or more of these top designers were to cease providing the Company with adequate supplies of merchandise or, conversely, were to increase sales of merchandise through its own stores or to the stores of other competitors, the Company’s business could be adversely affected. In addition, any decline in the popularity or quality of any of these designer brands could adversely affect the Company’s business.

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

The retail industry is intensely competitive. As a retailer offering a broad selection of luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gift items, the Company currently competes against a diverse group of retailers, including e-commerce retailers, which sell, among other products, products similar to those of the Company. The Company also competes in particular markets with a substantial number of retailers that specialize in one or more types of products that the Company sells. Following the sale of the Company’s SDSG and NDSG businesses, the Company has become less diversified and is now reliant on its luxury retail business. A number of different competitive factors could have a material adverse effect on the Company’s business, results of operations and financial condition including:

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

The Company faces risks associated with consumer preferences, demand and fashion trends.

Changes in consumer preferences, demand and interest could have a material adverse effect on the Company’s business. In addition, fashion trends could materially impact sales. Success in the retail business depends, in part, on the Company’s ability to anticipate consumer preferences and demand. Early order commitments often are made far in advance of consumer acceptance. If the Company fails to anticipate accurately and respond to consumer preferences and demand, it could experience lower sales, excess inventories and lower profit margins, any of which could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company owns many trademarks and service marks including, but not limited to, “Saks Fifth Avenue,” “SFA,” “S5A,” “The Fifth Avenue Club,” “SAKSFIRST,” “Clothes (Real)”, “SFA Signature,” “SFA Classic,” “SFA Sport” and “OFF 5th.” Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company’s trademarks and service marks are registered in the United States Patent and Trademark Office. In addition, the Company has a well-recognized brand that it believes represents unsurpassed customer service and quality merchandise. Any significant damage to the Company’s brand or reputation may negatively impact same-store sales, lower employee morale and productivity, and diminish customer trust, resulting in a reduction in shareholder value.

Fluctuations in foreign currency could have an adverse impact on the Company’s business.

The Company purchases a substantial portion of its inventory from foreign suppliers who price their merchandise in currencies other than the U.S. dollar. Although fluctuations in the Euro-U.S. dollar exchange rate have the largest impact on the Company’s business, it procures goods from many countries and, consequently, is affected by fluctuations in the U.S. dollar relative to the currencies of the countries from which the Company purchases goods. Accordingly, changes in the value of the dollar relative to foreign currencies may increase the Company’s cost of goods sold. If the Company is unable to pass such cost increases on to its customers or the higher cost of the products results in decreased consumption, gross margins, and ultimately earnings, would decrease.

A privacy breach could adversely affect the Company’s business.

The protection of customer, employee, and company data is critical to the Company. In particular, the Company utilizes customer data captured through the use of proprietary credit cards to develop advertising and promotional events. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across business units. In addition, customers have a high expectation that the Company will adequately protect their personal information. A significant breach of customer, employee, or company data could damage the Company’s reputation and result in lost sales, fines, or litigation.

Ownership and leasing of significant amounts of real estate exposes the Company to possible liabilities and losses.

The majority of the SFA stores are owned while all of the OFF 5th stores are leased. Accordingly, the Company is subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and their costs to operate could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the store, which may result from competition from similar stores in the area, as well as liability for environmental conditions. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. The Company generally cannot terminate these leases. If a store is not profitable, and the Company decides to close it, the Company may be committed to perform certain obligations under the applicable lease including, among other things, paying rent for the balance of the applicable lease term. In addition, as each of the leases expires, the Company may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause the Company to close stores in desirable locations. If an existing owned store is not profitable, and the Company decides to close it, the Company may be required to record an impairment charge and/or exit costs associated with the disposal of the store. In addition, the Company may not be able to close an unprofitable owned or leased store due to an existing operating covenant which may cause the Company to operate the location at a loss and prevent the Company from finding a more desirable location.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position
Stephen I. Sadove	57	Chairman of the Board of Directors; Chief Executive Officer; Director

Ronald L. Frasch	59	President and Chief Merchandising Officer

Michael A. Brizel	52	Executive Vice President and General Counsel

Jennifer S. De Winter	48	Executive Vice President of Stores

Marc J. Metrick	35	Group Senior Vice President of Merchandise Planning and Chief Strategy Officer

Christine A. Morena	53	Executive Vice President of Human Resources

Michael Rodgers	44	Executive Vice President of Service Operations and Chief Information Officer

Robert T. Wallstrom	43	President, OFF 5th and Group Senior Vice President

Kevin G. Wills	43	Executive Vice President of Finance and Chief Financial Officer

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

Michael A. Brizel joined the Company in April 2007 and was named to the post of Executive Vice President and General Counsel in May 2007. Mr. Brizel served in a variety of positions of increasing responsibility with The Reader’s Digest Association, Inc. between 1989 and April 2007, including Senior Vice President and General Counsel, a position he assumed in 2002. Prior to Reader’s Digest, Mr. Brizel was a member of the legal department of General Foods Corporation from 1983 to 1989 and an associate with the New York law firm of Summit, Rovins and Feldesman (and its predecessors), from 1980 to 1983.

Jennifer S. De Winter was named Executive Vice President of Stores in June 2008. She joined Saks Fifth Avenue in 1995 and held various merchandising positions of increasing responsibility, including her most recent post of Group Senior Vice President and General Merchandise Manager of Fashion and Fine Jewelry, Watches, Women’s Shoes, Handbags and Soft Accessories. Ms. De Winter began her retail career in 1983 at Macy’s, where she held various merchandising positions through 1995 including Vice President, Divisional Merchandise Manager.

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

Robert T. Wallstrom was named President, OFF 5th and Group Senior Vice President of the Company in February 2007. Mr. Wallstrom joined the Company in June 1995 and has held various leadership positions since that time, including Senior Vice President and General Manager of the SFA flagship store in New York City. Prior to joining the Company, he was a store manager for Macy’s/Bullocks.

Kevin G. Wills was named Executive Vice President and Chief Financial Officer of the Company in May 2007. Mr. Wills served as Executive Vice President of Finance and Chief Accounting Officer from May 2005 until May 2007. He joined the Company in September 1997 and has served in the following capacities: Vice President of Financial Reporting from September 1997 to August 1998; Senior Vice President of Strategic Planning from September 1998 to August 1999; Senior Vice President of Planning and Administration of SDSG from September 1999 to January 2003; and Executive Vice President of Operations for Parisian from February 2003 to May 2005. Prior to joining the Company, Mr. Wills was Vice President and Controller for the Tennessee Valley Authority and before that, he was an audit manager with Coopers and Lybrand (now PricewaterhouseCoopers LLP).

Item 2. Properties.

The Company currently operates two principal distribution facilities as follows:

Company Stores Served	Location of Facility	Square Feet	Owned/Leased
SFA, OFF 5th and Saks Direct	Aberdeen, Maryland	514,000	Leased
SFA and OFF 5th	Ontario, California	120,000	Leased

The Company’s principal administrative offices are as follows:

Office	Location of Facility	Square Feet	Owned/Leased
Corporate Operations Center	Jackson, Mississippi	272,000	Owned
Corporate Office Headquarters and SFA Offices	New York, New York	298,000	Leased

The following table sets forth information about the Company’s stores as of January 31, 2009. The majority of the SFA stores are owned, while all of the OFF 5th stores are leased. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Generally, store leases have initial terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years. OFF 5th leases typically have shorter terms.

	Owned Locations		Leased Locations		Total
Store Name	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Primary Locations
SFA	29	3.9	24	2.0	53	5.9	National
OFF 5th	—	0.0	51	1.4	51	1.4	National

Total	29	3.9	75	3.4	104	7.3

Item 3. Legal Proceedings.

Vendor Litigation

On December 8, 2005 Adamson Apparel, Inc. filed a purported class action lawsuit against the Company in the United States District Court for the Northern District of Alabama. In its complaint the plaintiff asserted breach of contract claims and alleged that the Company improperly assessed chargebacks, timely payment discounts, and deductions for merchandise returns against members of the plaintiff class. The lawsuit sought compensatory and incidental damages and restitution. On June 8, 2008, the parties entered into a settlement agreement which was approved by the United States Bankruptcy Court for the Central District of California on July 30, 2008. Pursuant to the settlement, on August 18, 2008 the Company paid the plaintiff $.4 million in settlement of the claims (of which the Company was reimbursed approximately $.1 million from an unrelated third party), at which time the lawsuit was formally dismissed.

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

	Year Ended January 31, 2009		Year Ended February 2, 2008
	High	Low	High	Low
First Quarter	$18.36	$11.04	$22.00	$18.02
Second Quarter	$14.58	$9.15	$23.25	$17.94
Third Quarter	$12.25	$4.81	$22.63	$14.38
Fourth Quarter	$6.16	$2.25	$23.05	$14.70

Holders

As of March 16, 2009, there were approximately 2,352 shareholders of record of the Company’s common stock.

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

Description	Starting Basis 1/31/04	1/29/05	1/28/06	2/3/07	2/2/08	1/31/09
Saks Incorporated	$100.00	$91.84	$126.51	$199.93	$188.62	$25.92
S&P Midcap 400	$100.00	$109.50	$134.89	$148.45	$146.80	$90.41
S&P 500 Department Stores	$100.00	$117.76	$137.50	$197.75	$126.26	$59.64
Retail Peer Group	$100.00	$125.52	$175.12	$237.74	$155.29	$51.71

This “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Dividends

During the fiscal years ended January 31, 2009 and February 2, 2008, the Company did not declare any dividends. Future dividends, if any, will be determined by the Company’s Board of Directors in light of circumstances then existing, including earnings, financial requirements, and general business conditions. The Company does not anticipate declaring dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock. The Company repurchased approximately 2.9 million shares of its common stock during the year ended January 31, 2009 at an average price of $11.83 per share and a total cost of approximately $34.9 million. The Company has remaining availability of approximately 32.7 million shares under its 70 million authorized share repurchase program. The Company did not repurchase any shares of common stock during the fourth quarter of fiscal 2008.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	Year Ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	January 31, 2009	February 2, 2008	February 3, 2007*	January 28, 2006	January 29, 2005
CONSOLIDATED INCOME STATEMENT DATA:
Net sales	$3,029,743	$3,224,076	$2,888,427	$2,732,428	$2,737,324
Cost of sales (excluding depreciation and amortization)	2,062,494	1,972,251	1,780,127	1,731,142	1,666,126

Gross margin	967,249	1,251,825	1,108,300	1,001,286	1,071,198
Selling, general and administrative expenses	770,815	827,624	799,292	813,321	785,568
Other operating expenses	320,683	317,046	312,486	317,760	311,967
Impairments and dispositions	11,139	4,279	11,775	(8,349)	20,768

Operating income (loss)	(135,388)	102,876	(15,253)	(121,446)	(47,105)
Interest expense	(39,306)	(42,314)	(50,136)	(77,188)	(104,773)
Gain (loss) on extinguishment of debt	—	(5,634)	7	(29,375)	—
Other income, net	5,600	24,912	28,407	7,705	4,061

Income (loss) from continuing operations before income taxes	(169,094)	79,840	(36,975)	(220,304)	(147,817)
Provision (benefit) for income taxes	(46,332)	29,153	(33,026)	(90,950)	(69,883)

Income (loss) from continuing operations	(122,762)	50,687	(3,949)	(129,354)	(77,934)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	(52,727)	(4,860)	188,227	314,943	232,055
Provision (benefit) for income taxes	(20,548)	(1,646)	130,536	163,241	93,036
Income (loss) from discontinued operations	(32,179)	(3,214)	57,691	151,702	139,019

Net income (loss)	$(154,941)	$47,473	$53,742	$22,348	$61,085

Basic earnings per common share:
Income (loss) from continuing operations	$(.89)	$.36	$(.03)	$(.93)	$(.56)
Income (loss) from discontinued operations	$(.23)	$(.02)	$.43	$1.10	$1.00
Net Income (loss)	$(1.12)	$.34	$.40	$.16	$.44
Diluted earnings per common share:
Income (loss) from continuing operations	$(.89)	$.33	$(.03)	$(.93)	$(.56)
Income (loss) from discontinued operations	$(.23)	$(.02)	$.43	$1.10	$1.00
Net Income (loss)	$(1.12)	$.31	$.40	$.16	$.44
Weighted average common shares:
Basic	138,384	140,402	135,880	138,348	139,470
Diluted	138,384	153,530	135,880	138,348	139,470

CONSOLIDATED BALANCE SHEET DATA:
Working capital	$503,952	$345,097	$388,061	$799,601	$1,115,460
Total assets	$2,165,008	$2,371,024	$2,544,303	$3,850,725	$4,709,014
Long-term debt, less current portion	$635,400	$253,346	$450,010	$722,736	$1,346,222
Shareholders’ equity	$965,620	$1,175,606	$1,096,139	$1,999,383	$2,062,418
Cash dividends (per share)	$—	$—	$8.00	$—	$2.00

*	The year ended February 3, 2007 includes an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle.

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

OVERVIEW

GENERAL

The operations of Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5th (“OFF 5th”), and SFA’s e-commerce operations. Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), Parisian (sold to Belk in October 2006), and Club Libby Lu (“CLL”) (the operations of which were discontinued in January 2009). The sold businesses and discontinued operations are presented as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for the current and prior year periods and are discussed below in “Discontinued Operations.”

The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5th is intended to be the premier luxury off-price retailer in the United States. OFF 5th stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of January 31, 2009, the Company operated 53 SFA stores with a total of approximately 5.9 million square feet and 51 OFF 5th stores with a total of approximately 1.4 million square feet.

As a result of the sale of the SDSG and NDSG businesses, the Company is primarily focused on the luxury retail sector. All of the goods that the Company sells are discretionary items. Consequently, a downturn in the economy or difficult economic conditions may result in fewer customers shopping in the Company’s stores or online. In response, the Company may have to increase the duration and/or frequency of promotional events and offer larger discounts in order to attract customers, which would reduce gross margin and adversely affect results of operations.

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

The Company seeks to create value for its shareholders by improving returns on its invested capital. The Company attempts to generate improved operating margins by generating sales increases while improving merchandising margins and controlling expenses. The Company uses operating cash flows to reinvest in the business and to repurchase debt or equity. The Company actively manages its real estate portfolio by routinely evaluating opportunities to improve or close underproductive stores and open new stores.

DISCONTINUED OPERATIONS

On July 5, 2005, Belk acquired from the Company for approximately $622.7 million in cash substantially all of the assets directly involved in the Proffitt’s business operations, plus the assumption of approximately $1.0 million in capitalized lease obligations and the assumption of certain other ordinary course liabilities associated with the acquired assets. The assets sold included the real and personal property and inventory associated with 22 Proffitt’s stores and 25 McRae’s stores that generated fiscal 2004 revenues of approximately $784.0 million. The Company realized a net gain of $155.5 million on the sale.

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

On March 6, 2006, the Company sold to Bon-Ton all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG, either directly or indirectly. The consideration received consisted of approximately $1.12 billion in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35 million of unfunded benefit liabilities and approximately $35 million of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75 million resulting in net cash proceeds to the Company of approximately $1.04 billion. The disposition included NDSG’s operations consisting of, among other things, the following: the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores), the administrative/headquarters facilities in Milwaukee, Wisconsin and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. The Company realized a net gain of $204.7 million on the sale.

Bon-Ton entered into a Transition Service Agreement with the Company (“NDSG TSA”), whereby the Company continued to provide, for varying transition periods, back office services related to the NDSG operations. The back-office services included certain information technology, telecommunications, credit, accounting and store planning services, among others. Bon-Ton compensated the Company for these services, as outlined in the NDSG TSA. The results of the NDSG operations are reflected as discontinued operations in the accompanying consolidated statements of income and the consolidated statements of cash flows for fiscal year 2006.

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

The disposition included Parisian’s operations consisting of, among other things, the following: real and personal property, operating leases and inventory associated with 38 Parisian stores, an administrative/headquarters facility in Birmingham, Alabama and a distribution center located in Steele, Alabama. The Company realized a net loss of $12.8 million on the sale.

In connection with the consummation of the Parisian transaction, the Company entered into a Transition Services Agreement with Belk (“Parisian TSA”). Pursuant to the Parisian TSA, the Company provided, for varying transition periods, back-office services related to the Company’s former Parisian specialty department store business. The back-office services included information technology, telecommunications, credit, accounting and store planning services, among others. The results of the Parisian operations are reflected as discontinued operations in the accompanying consolidated statements of income and the consolidated statements of cash flows for fiscal year 2006.

As of January 31, 2009, the Company discontinued the operations of its CLL business, which consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. Charges incurred during 2008 associated with the closing of the stores included inventory liquidation costs of approximately $7.0 million, asset impairment charges of $17.0 million, lease termination costs of $14.0 million, severance and personnel related costs of $5.1 million and other closing costs of $1.4 million. The amount payable relating to the disposition of the CLL business as of January 31, 2009 is $13.6 million and is expected to be paid during the year ending January 30, 2010. These amounts and the results of operations of CLL are included in discontinued operations in the consolidated statements of income for fiscal year 2008.

SAKS FIFTH AVENUE NEW ORLEANS STORE

In late August 2005, the SFA store in New Orleans suffered substantial water, fire, and other damage related to Hurricane Katrina. The Company reopened the store in the fourth fiscal quarter of 2006 after necessary repairs and renovations were made to the property.

The SFA New Orleans store was covered by both property damage and business interruption insurance. The property damage coverage paid to repair and/or replace the physical property damage and inventory loss, and the business interruption coverage reimbursed the Company for lost profits as well as continuing expenses related to loss mitigation, recovery, and reconstruction for the full duration of the reconstruction period plus three months. The Company recorded in 2005 both (i) a $14.7 million gain on the excess of the replacement insurance value over the recorded net book value of the lost and damaged assets and (ii) $2.6 million of expenses related to the insurance deductible. In 2006, the Company recorded an adjustment (credit) of $1.6 million related to the insurance deductible. In 2007, the Company recorded a pre-tax gain of $13.5 million associated with the proceeds from the business interruption claims.

FINANCIAL PERFORMANCE SUMMARY

On a consolidated basis, total net sales and comparable store sales for the year ended January 31, 2009 decreased 6.0% and 6.1%, respectively. The Company recorded a loss from continuing operations of $122.8 million, or $0.89 per share compared to income from continuing operations of $50.7 million, or $0.33 per share, for the years ended January 31, 2009 and February 2, 2008, respectively. After recognition of the Company’s after-tax loss from discontinued operations of $32.2 million, or $0.23 per share, net loss totaled $154.9 million, or $1.12 per share for the year ended January 31, 2009. After recognition of the Company’s after-tax loss from discontinued operations of $3.2 million, or $0.02 per share, net income totaled $47.5 million, or $0.31 per share for the year ended February 2, 2008.

The year ended January 31, 2009 included net after-tax charges totaling $26.2 million or $0.19 per share, primarily related to $7.0 million or $0.05 per share of asset impairment charges incurred in the normal course of business and approximately $6.7 million or $0.05 per share of severance costs related to the Company’s 2008 downsizing initiative and the Ft. Lauderdale store closing. The year ended January 31, 2009 also included a write-off and adjustment of $14.6 million or $0.11 per share of certain deferred tax assets primarily associated with Federal Net Operating Loss tax credits that expired at the end of fiscal 2008. These expenses were partially offset by a net gain of $2.1 million or $0.02 per share related to the sale of three unutilized properties.

The year ended February 2, 2008 included net after-tax charges totaling $16.0 million, or $0.10 per share, primarily related to $18.1 million, or $0.12 per share, for retention, severance, and transition costs related to the Company’s downsizing and consolidation following the disposition of its SDSG businesses. Additionally, legal and investigation costs totaled $3.7 million, or $.02 per share, associated with the previously disclosed investigation by the SEC (which has been concluded) and the investigation by the Office of the United States Attorney for the Southern District of New York as well as the settlement of two related vendor lawsuits. The year ended February 2, 2008 also included a loss on extinguishment of debt totaling $3.4 million or $.02 per share, related to the repurchase of $106.3 million of senior notes, $2.7 million, or $.02 per share, related to asset impairments and dispositions, and $0.8 million expense related to a state tax adjustment. These expenses were partially offset by an insurance adjustment (credit) of $8.1 million, or $0.05 per share, related to the New Orleans Store, as well as a gain of $1.6 million, or $.01 per share, related to an OFF 5th store closing and the sale of an unused support facility. Lastly, there was a $3.0 million, or $.02 per share, state income tax valuation adjustment (credit).

The year ended February 3, 2007 included net after-tax charges totaling $33.9 million, or $0.25 per share, primarily due to $22.3 million, or $0.16 per share, for retention and severance and a $21.0 million, or $0.15 per share, non-cash charge related to the accounting treatment under the Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share-Based Payment,” (“SFAS No. 123R”) for the discretionary anti-dilution adjustment made to outstanding options in connection with the Company’s $4 per common share dividends paid in May and November 2006. Additionally, there was a charge of $7.4 million, or $0.06 per share, primarily related to asset impairments and dispositions, and expenses of $3.6 million, or $0.03 per share, related to legal and other costs associated with the previously disclosed investigations. This was partially offset by income of $16.8 million, or $0.12 per share, due to the favorable conclusion of certain tax examinations and the adjustment of certain tax valuation allowances, a gain of $2.6 million, or $0.02 per share, related to a one-time gain on the curtailment of the Company’s pension plan, and an insurance adjustment (credit) of $1.0 million, or $0.01 per share, related to the New Orleans store.

The year ended February 3, 2007 included an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle for many retailers. Management estimates that the 53rd week added $0.06 per share to earnings per share for the year ended February 3, 2007.

The retail environment is challenging and competitive. Uncertain conditions make the forecasting of near-term results difficult. The Company believes that execution of key strategic initiatives provides the Company an opportunity and the resources to enhance shareholder value.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company’s consolidated statements of income, expressed as percentages of net sales (numbers may not total due to rounding):

	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	100%	100%	100%
Cost of sales (excluding depreciation and amortization)	68.1	61.2	61.6

Gross margin	31.9	38.8	38.4
Selling, general and administrative expenses	25.4	25.7	27.7
Other operating expenses	10.6	9.8	10.8
Impairments and dispositions	0.4	0.1	0.4

Operating income (loss)	(4.5)	3.2	(0.5)
Interest expense	(1.3)	(1.3)	(1.7)
Gain (loss) on extinguishment of debt	0.0	(0.2)	0.0
Other income, net	0.2	0.8	1.0

Income (loss) from continuing operations before income taxes	(5.6)	2.5	(1.3)
Provision (benefit) for income taxes	(1.5)	0.9	(1.1)

Income (loss) from continuing operations	(4.1)	1.6	(0.1)
Discontinued operations:
Income (loss) from discontinued operations	(1.7)	(0.2)	6.5
Provision (benefit) for income taxes	(0.7)	(0.1)	4.5

Income (loss) from discontinued operations	(1.1)	(0.1)	2.0

Net income (loss)	(5.1)%	1.5%	1.9%

FISCAL YEAR ENDED JANUARY 31, 2009 (“2008”) COMPARED TO FISCAL YEAR ENDED FEBRUARY 2, 2008 (“2007”)

DISCUSSION OF OPERATING INCOME (LOSS) — CONTINUING OPERATIONS

The following table shows the changes in operating income (loss) from 2007 to 2008:

(In Millions)	Total Company
2007 Operating Income — Continuing Operations	$102.9

Store sales and margin	(284.6)
Operating expenses	53.2
Impairments and dispositions	(6.9)

Change	(238.3)

2008 Operating Loss — Continuing Operations	$(135.4)

For the year ended January 31, 2009, the Company’s operating loss totaled $135.4 million, a 770 basis point decrease from operating income of $102.9 million in the same period last year. Operating loss was driven by a 6.1% decrease in comparable store sales and a gross margin rate decline of 690 basis points for the year ended

January 31, 2009. The decline in gross margin dollars and the gross margin rate was principally due to aggressive markdowns taken in the fourth quarter of 2008 as the Company initiated promotional activities in an effort to stimulate consumer demand and reduce inventory levels.

NET SALES

For the year ended January 31, 2009, total sales decreased 6.0% to $3,029.7 million from $3,224.1 million for the year ended February 2, 2008. Consolidated comparable store sales decreased $197.3 million, or 6.1% from $3,211.7 million for the year ended February 2, 2008 to $3,014.4 million for the year ended January 31, 2009.

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

GROSS MARGIN

For the year ended January 31, 2009, gross margin was $967.2 million, or 31.9% of net sales, compared to $1,251.8 million, or 38.8% of net sales, for the year ended February 2, 2008. The decline in gross margin dollars and gross margin rate was primarily driven by incremental markdowns as the Company reacted to the rapidly deteriorating economic conditions and aggressively worked to clear excess inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended January 31, 2009, SG&A was $770.8 million, or 25.4% of net sales, compared to $827.6 million, or 25.7% of net sales, for the year ended February 2, 2008. The decrease of $56.8 million in expenses was primarily driven by lower variable expenses associated with the year over year sales decrease of $194.4 million, general expense reduction and a decrease in severance, retention and transition costs of $19.6 million from the prior year. As a percentage of sales, SG&A decreased by 20 basis points over the prior year.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no significant impact on SG&A expense, in dollars or as a percentage of net sales.

OTHER OPERATING EXPENSES

For the year ended January 31, 2009, other operating expenses were $320.7 million, or 10.6% of net sales, compared to $317.0 million, or 9.8% of net sales, for the year ended February 2, 2008. The increase of $3.7 million was principally driven by higher depreciation and amortization expense and property and equipment rentals of $3.0 million and $1.0 million, respectively and an increase in store pre-opening costs of $1.6 million. These increases were partially offset by a decrease in taxes other than income taxes of $1.9 million.

IMPAIRMENTS AND DISPOSITIONS

For the year ended January 31, 2009, the Company recognized net charges from impairments and dispositions of $11.1 million compared to net charges of $4.3 million for the year ended February 2, 2008. The current and prior year net charges were primarily due to asset impairments in the normal course of business.

INTEREST EXPENSE

Interest expense decreased to $39.3 million in 2008 from $42.3 million in 2007 and, as a percentage of net sales, was 1.3% in 2008 and 2007. The decrease of $3.0 million was primarily due to lower interest rates due in part to utilizing the revolving credit facility to retire approximately $84.1 million in principal amount of senior notes which matured in November 2008.

GAIN/(LOSS) ON EXTINGUISHMENT OF DEBT

During the year ended February 2, 2008, the Company repurchased a total of approximately $106.3 million of senior notes. The repurchase of these notes resulted in a loss on extinguishment of debt of $5.6 million. There were no such losses recorded during the year ended January 31, 2009.

OTHER INCOME, NET

Other income decreased to $5.6 million in 2008 from $24.9 million in 2007. Other income in 2008 included a $3.4 million gain on the sale of three unutilized properties. Other income in 2007 included approximately $13.5 million of business interruption insurance settlement proceeds received for the SFA New Orleans store, which was destroyed in the aftermath of Hurricane Katrina, $6.2 million of interest income and $2.7 million related to an OFF 5th store closing and the sale of an unused support facility.

INCOME TAXES

For 2008 and 2007, the effective income tax rate for continuing operations differs from the federal statutory tax rate due to state income taxes and other items such as executive compensation, tax-exempt interest, change in state tax law, the change in the valuation allowance against state net operating loss carryforwards, the effect of concluding tax examinations and other tax reserve adjustments, and the write-off of an expired Federal NOL. Including the effect of these items, the Company’s effective income tax rate for continuing operations was 27.4% and 36.5% in 2008 and 2007, respectively.

2007 COMPARED TO FISCAL YEAR ENDED FEBRUARY 3, 2007 (“2006”)

DISCUSSION OF OPERATING INCOME (LOSS) — CONTINUING OPERATIONS

The following table shows the changes in operating income (loss) from 2006 to 2007:

(In Millions)	Total Company
2006 Operating Loss — Continuing Operations	$(15.3)

Store sales and margin	143.5
Operating expenses	(32.8)
Impairments and dispositions	7.5

Change	118.2

2007 Operating Income — Continuing Operations	$102.9

For the year ended February 2, 2008, the Company’s operating income totaled $102.9 million, a 370 basis point improvement from an operating loss of $15.3 million for the year ended February 3, 2007. Operating income was driven by a 11.9% increase in comparable store sales and expense management which resulted in a

300 basis point improvement in the expense rate as a percentage of sales. Additionally, the gross margin rate improved 40 basis points for the year ended February 2, 2008. The improvement in gross margin dollars and the gross margin rate was principally attributable to the higher sales driven by the strengthening of merchandise assortments by store and enhancements to the merchandise planning and allocation process.

NET SALES

For the year ended February 2, 2008, total sales increased 11.6% to $3,224.1 million from $2,888.4 million for the year ended February 3, 2007. The fiscal year ended February 3, 2007 included an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle for many retailers which accounted for an additional $42.7 million in sales. Consolidated comparable store sales increased $332.9 million, or 11.9% from $2,805.3 million for the 52-week period ended January 27, 2007 to $3,138.2 million at February 2, 2008. The previously mentioned 53rd week has been excluded from the comparable store sales calculation.

GROSS MARGIN

For the year ended February 2, 2008, gross margin was $1,251.8 million, or 38.8% of net sales, compared to $1,108.3 million, or 38.4% of net sales, for the year ended February 3, 2007. The improvement in gross margin dollars and gross margin rate was principally attributable to the higher sales driven by the strengthening of merchandise assortments by store and enhancements to the merchandise planning and allocation process.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended February 2, 2008, SG&A was $827.6 million, or 25.7% of net sales, compared to $799.3 million, or 27.7% of net sales, for the year ended February 3, 2007. The net increase of $28.3 million in expenses was primarily driven by higher variable expenses associated with the year over year sales increase of $335.6 million. The fiscal 2006 period included a $33.4 million charge associated with the anti-dilution adjustment made to outstanding options related to the Company’s $4 per share dividend paid on May 1, 2006 and the $4 per share dividend paid on November 30, 2006. As a percentage of sales, SG&A decreased by 200 basis points from the year ended February 3, 2007; however, excluding the anti-dilution adjustment noted above, SG&A expense as a percentage of sales declined 80 basis points over the same period.

Amounts received from vendors in conjunction with compensation programs and cooperative advertising were consistent with the related gross compensation and cooperative advertising expenditures and therefore had no impact on SG&A expense, in dollars or as a percentage of net sales.

OTHER OPERATING EXPENSES

For the year ended February 2, 2008, other operating expenses were $317.0 million, or 9.8% of net sales, compared to $312.5 million, or 10.8% of net sales, for the year ended February 3, 2007. The increase of $4.5 million was principally driven by higher depreciation and amortization expense of $5.9 million and an increase in taxes other than income taxes of $5.9 million. This is partially offset by a decrease in property and equipment rentals of $7.5 million for the year ended February 2, 2008. As a percentage of sales, other operating expenses decreased slightly, reflecting the ability to leverage expenses as store sales increased.

IMPAIRMENTS AND DISPOSITIONS

For the year ended February 2, 2008, the Company recognized net charges from impairments and dispositions of $4.3 million compared to net charges of $11.8 million for the year ended February 3, 2007. The current and prior year net charges were primarily due to asset impairments in the normal course of business.

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

OTHER INCOME, NET

Other income decreased to $24.9 million in 2007 from $28.4 million in 2006 primarily due to the decrease in interest income of $18.6 million as the Company invested the cash proceeds from the NDSG and Parisian dispositions prior to the payment of the May and November $4 per common share dividends in 2006. This is partially offset by an increase to other income of approximately $13.5 million due to the business interruption insurance settlement proceeds received for the SFA New Orleans store, which was destroyed in the aftermath of Hurricane Katrina. Other income in 2007 also included $2.7 million related to an OFF 5th store closing and the sale of an unused support facility.

INCOME TAXES

For 2007 and 2006 the effective income tax rate differs from the federal statutory tax rate due to state income taxes and other items such as executive compensation, tax-exempt interest, the change in valuation allowance against state net operating loss carryforwards, and the effect of concluding tax examinations and other tax reserve adjustments. Including the effect of these items, the Company’s effective income tax rate for continuing operations was 36.5% and 89.3% in 2007 and 2006, respectively. The effective income tax rate for 2006 was impacted by a favorable settlement of certain tax examinations as well as the effect of the allocation of state taxes to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The primary needs for cash are to fund operations, acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores, invest in technology and distribution centers and service debt. The Company anticipates that cash on hand, cash generated from operating activities and borrowings under its revolving credit facility will be sufficient to sustain its current level of operations.

Cash provided by operating activities from continuing operations was $17.2 million in 2008, $67.4 million in 2007 and $153.8 million in 2006. The accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $50.2 million decrease in cash flows from continuing operations in 2008 from 2007 was primarily driven by the loss from continuing operations of $122.8 million in 2008 compared to income from continuing operations of $50.7 million in 2007 and a year over year decrease in accounts payable and accrued liabilities of approximately $114.6 million. This was partially offset by an inflow of cash resulting from a decrease in inventory of approximately $118.5 million. The decrease in inventory and accounts payable is due to the Company’s effort to more closely align inventories with current consumption trends. The $86.4 million decrease in cash flows from continuing operations in 2007 from 2006 was primarily due to a decrease in accounts payable and accrued liabilities and increased inventory levels, partially offset by higher net income.

Cash used in investing activities from continuing operations was $123.0 million in 2008, $124.4 million in 2007 and $121.2 million in 2006. Cash used in investing activities principally consists of construction of new stores and renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $1.4 million decrease in cash used in 2008 is primarily related to a decrease in capital expenditures of approximately $9.4 million, partially off-set by a decrease in proceeds from the sale of property and equipment of approximately $8.0 million. The $3.2 million increase in cash used in 2007 is primarily related to an increase in capital expenditures of approximately $15.4 million, partially offset by the increase in proceeds from the sale of SFA property of approximately $12.2 million.

Cash provided by financing activities from continuing operations was $35.5 million in 2008. Cash used in financing activities from continuing operations was $119.6 million in 2007 and $1,041.2 million in 2006. The 2008 cash provided by financing activities relates to proceeds of $156.7 million from the revolving credit facility and $4.1 million in proceeds from the issuance of common stock associated with stock option exercises partially off-set by the repayments of long-term debt and capital lease obligations of approximately $89.2 million and $34.9 million of common stock repurchases. The 2007 use relates to the repurchase of approximately $106.3 million in principal amount of senior notes and $27.5 million of common stock repurchases partially off-set by $34.3 million in proceeds from the issuance of common stock associated with stock option exercises. The 2006 use primarily relates to the payment of cash dividends totaling $1,095.0 million and $6.5 million of common stock repurchases partially off-set by $51.7 million of proceeds from the issuance of common stock associated with stock option exercises.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling approximately $547.5 million, and the Company reduced shareholders’ equity by that amount. Approximately $539.0 million of the dividend was paid on May 1, 2006 to shareholders of record as of April 14, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock vest.

On October 3, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling approximately $558.6 million, and the Company reduced shareholders’ equity by that amount. Approximately $552.0 million of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock vest.

During the year ended February 3, 2007, the Company repurchased approximately 0.5 million shares of its common stock at an average price of $14.51 and a total cost of approximately $6.5 million.

During the year ended February 2, 2008, the Company repurchased approximately 1.7 million shares of its common stock at an average price of $15.95 and a total cost of approximately $27.5 million.

During the year ended January 31, 2009, the Company repurchased approximately 2.9 million shares of its common stock at an average price of $11.83 per share and a total cost of approximately $34.9 million. At January 31, 2009, there were 32.7 million shares remaining available for repurchase under the Company’s existing shares repurchase program.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity comprises cash on hand and availability under its revolving credit facility. At the Company’s request, due to the sale of NDSG, the revolving credit facility was reduced from $800 million to $500 million in March 2006. In September 2006, the maturity date of the revolving credit facility was extended to September 2011. At January 31, 2009 and February 2, 2008, the Company maintained cash and cash equivalent balances of $10.3 million and $101.2 million, respectively. Exclusive of approximately $10.0 million and $15.7 million of store operating cash at January 31, 2009 and February 2, 2008, respectively, cash was invested principally in various money market funds. There was no restricted cash at January 31, 2009 and February 2, 2008.

At January 31, 2009, the Company had $156.7 million of direct borrowings under its revolving credit facility, and had $21.5 million in unfunded letters of credit. The Company had maximum unfunded letters of credit of $34.3 million on its revolving credit facility during 2008, which reduces the amount of borrowings under the facility. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The Company had unutilized availability under the facility of $261.8 million after factoring in the outstanding borrowings and outstanding letters of credit at year end and excluding the last $60 million of availability due to the fixed charge ratio falling below the required 1 to 1 coverage. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

The Company is very focused on cash management and capital preservation and has implemented a number of actions in an effort to be free cash flow positive in 2009. The planned actions include an approximate 50% reduction in year over year capital expenditures, an approximate 20% reduction in year over year inventory purchases, an approximate 9% reduction in force that was implemented in January 2009, and general operating expense reductions throughout the Company. Based on these actions and the fact that the Company has no maturities of debt until late 2010, the Company expects to have sufficient liquidity to fund operations in 2009.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At January 31, 2009, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. At January 31, 2009, total debt was $640.1 million, representing an increase of $67.5 million from the balance of $572.6 million at February 2, 2008. This increase in debt was primarily the result of $156.7 million in new borrowings under the revolving credit agreement partially off-set by the $84.1 million maturity of senior notes in 2008. Additionally, the debt-to-capitalization ratio increased to 39.9% in 2008, from 32.8% in 2007, primarily as a result of the increase in debt in 2008.

At January 31, 2009, the Company maintained a senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. At January 31, 2009, the Company’s fixed charge coverage was below the 1 to 1 requirement; however, the Company is not subject to the fixed charge coverage ratio as its availability under the facility exceeds $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At January 31, 2009, the Company had $156.7 million in borrowings under the revolving credit facility. The senior revolving credit facility has a maximum capacity of $500 million. The Company plans to reduce its inventory levels in 2009, and consequently, the maximum availability is expected to be below $500 million in certain periods during 2009.

At January 31, 2009, the Company had $192.3 million of senior notes outstanding, excluding the convertible notes, comprising four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

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

During June and July 2007, the Company repurchased an additional $10.4 million in principal amount primarily relating to its 8.25% senior notes. The repurchase of these notes resulted in a loss on extinguishment of approximately $412 thousand. The remainder of the 8.25% notes were retired upon maturity on November 15, 2008.

The Company had $230 million of convertible senior notes, at January 31, 2009, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

At January 31, 2009, the conversion criteria with respect to the credit rating requirements were met, however the share price was significantly below the conversion price. Due to the share price being significantly below the conversion price, the Company has classified the convertible notes in “long-term debt” on the Company’s balance sheet as of January 31, 2009. At February 2, 2008, the holders of the convertible notes had the ability to exercise their conversion rights as a result of the Company’s share price exceeding 120% of the applicable conversion price for the trading period. Therefore, the convertible notes were classified within “current portion of long-term debt” on the Company’s balance sheet as of February 2, 2008.

At January 31, 2009, the Company had $61.1 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects funding requirements of up to $1.0 million in 2009. As part of the sale of NDSG to Bon-Ton, the NDSG pension assets and liabilities were acquired by Bon-Ton. Additionally, the Company amended the SFA Pension Plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009.

CONTRACTUAL OBLIGATIONS

The contractual cash obligations at January 31, 2009 associated with the Company’s capital structure, as well as other contractual obligations are illustrated in the following table:

	Payments Due by Period
(Dollars in Millions)	Within 1 year	Years 2-3	Years 4-5	After Year 5	Total
Long-Term Debt, including interest	$27	$388	$13	$279	$707
Capital Lease Obligations, including interest	12	23	21	55	111
Operating Leases	67	126	95	189	477
Purchase Obligations	378	31	20	—	429

Total Contractual Cash Obligations	$484	$568	$149	$523	$1,724

The Company’s purchase obligations principally consist of purchase orders for merchandise, store construction contract commitments, maintenance contracts, and services agreements and amounts due under employment agreements. Amounts committed under open purchase orders for merchandise inventory represent approximately $329.3 million of the purchase obligations within one year, a substantial portion of which are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share, and the Company reduced shareholders’ equity for the $547.5 million dividend. Approximately $539.0 million of the dividend was paid on May 1, 2006 to shareholders of record as of April 14, 2006. On October 3, 2006 the Company’s Board of Directors declared another cash dividend of $4.00 per common share, and the Company reduced shareholders’ equity for the $558.6 million dividend. Approximately $552.0 million of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividends will be paid prospectively as, and to the extent, certain awards of restricted stock vest.

Each outstanding share of the Company’s common stock has one preferred stock purchase right attached. The rights generally become exercisable ten days after an outside party acquires, or makes an offer for, 20% or more of the common stock. Each right entitles its holder to purchase 1/100 share of Series C Junior Preferred Stock for $50 once the rights become exercisable. The rights expire in November 2018. Once exercisable, if the Company is involved in a merger or other business combination or an outside party acquires 20% or more of the common stock, each right will be modified to entitle its holder (other than the acquirer) to purchase common stock of the acquiring company or, in certain circumstances, common stock having a market value of twice the exercise price of the right.

Additionally, at January 31, 2009 and February 2, 2008, the Company had accrued approximately $13.9 million and $4.0 million, respectively, related to severance compensation. Substantially all amounts accrued at January 31, 2009 are expected to be paid during the year ending January 30, 2010.

Other long-term liabilities excluded from the above table include deferred compensation obligations of $10.3 million. The timing of payments for this obligation is subject to employee elections and other employment factors. Other long-term liabilities also include non-cash obligations for deferred rent and deferred property incentives. Other unrecorded obligations that have been excluded from the contractual obligations table include contingent rent payments, amounts that might come due under change-in-control provisions of employment agreements, and common area maintenance costs. The Company expects funding requirements for its pension plan of up to $1.0 million in 2009.

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at January 31, 2009, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $45.0 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

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

From time to time the Company has issued guarantees to landlords under leases of stores operated by its subsidiaries. Certain of these stores were sold in connection with the SDSG and NDSG transactions. If the purchasers fail to perform certain obligations under the leases guaranteed by the Company, the Company could have obligations to landlords under such guarantees. Based on the information currently available, management does not believe that its potential obligations under these lease guarantees would be material.

CREDIT CARDS

Prior to April 15, 2003, the Company’s proprietary credit cards were issued by National Bank of the Great Lakes (“NBGL”), a wholly owned subsidiary of the Company. On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by NBGL and the Company’s ownership interest in the assets of a trust, to HSBC, a third party financial institution.

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

At the end of the ten-year term expiring in 2013, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the occurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early at January 31, 2009 would have been approximately $21.8 million. Management believes the risk of incurring a contingent payment is remote.

In September of 2006 the Company entered into agreements with HSBC and MasterCard International Incorporated to issue a co-branded MasterCard card to new and existing proprietary credit card customers. Under this program, qualifying customers are issued a SFA and MasterCard-branded credit card that functions as a traditional proprietary credit card when used at any SFA or OFF 5th store and at Saks Direct or as a MasterCard card when used at any unaffiliated location that accepts MasterCard cards. HSBC establishes and owns the co-brand accounts, retains the benefits and sales associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad-debts associated with the accounts.

CAPITAL NEEDS

The Company estimates capital expenditures for 2009 will be approximately $60 million, net of any proceeds, primarily for store expansions and renovations, enhancements to management information systems, maintenance capital and replacement capital expenditures.

The Company anticipates that working capital requirements related to existing stores, store expansions, store renovations and capital expenditures will be funded through cash on hand, cash provided by operations and the revolving credit facility. Maximum availability under the revolving credit facility is $500 million and there is no debt rating trigger. During periods in which availability under the facility exceeds $60 million, the Company is not subject to financial covenants. If availability under the facility were to decrease to less than $60 million, the Company would be subject to a minimum fixed charge coverage ratio of 1 to 1. During 2008, weighted average letters of credit issued under this credit facility were $28.6 million and letters of credit reduce the amount available to borrow. The highest amount of letters of credit outstanding under the facility during 2008 was $34.3 million. The Company expects that its cash flows from operating activities combined with borrowings under its revolving credit facility will be sufficient to sustain its current level of operations.

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

REVENUE RECOGNITION

Sales and the related gross margin are recorded at the time customers provide a satisfactory form of payment and take ownership of the merchandise. Revenue associated with gift cards is recognized upon redemption of the card. There are minimal accounting judgments and uncertainties affecting the application of this policy. The Company estimates the amount of goods that will be returned for a refund based on historical trends and reduces sales and gross margin by that amount. However, given that approximately 25% of merchandise sold is later returned and that the vast majority of merchandise returns occur within a short time after the selling transaction, the risk of the Company realizing a materially different amount for sales and gross margin than reported in the consolidated financial statements is minimal.

COST OF SALES AND INVENTORY VALUATION, EXCLUDING DEPRECIATION AND AMORTIZATION

Merchandise inventories are stated at the lower of cost or market using the retail method. On February 3, 2008, the Company elected to change its method of costing its inventories to the retail “first-in, first-out” (FIFO) method, whereas in all prior periods inventory was costed using the retail “last-in, first-out” (LIFO) method. The new method of accounting had no impact on the fiscal years ending January 31, 2009, February 2, 2008, and February 3, 2007 as the LIFO value exceeded the FIFO market value and inventory had been adjusted to reflect FIFO market value in all periods. Under the retail method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased with a charge to cost of sales contemporaneous with the lowering of the retail value of the inventory on the sales floor through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is being devalued with markdowns prior to the sale of the merchandise. The areas requiring significant management judgment include (1) setting the original retail value for the merchandise held for sale, (2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value, and (3) estimating the shrinkage that has occurred through theft during the period between physical inventory counts. These judgments and estimates, coupled with the averaging processes within the retail method, can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include setting original retail prices for merchandise held for sale too high, failure to identify a decline in perceived value of inventories and process the appropriate retail value markdowns and overly optimistic or overly conservative shrinkage estimates. The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially under or overvalued.

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

SELF-INSURANCE RESERVES

The Company self-insures a substantial portion of the exposure for costs related primarily to employee medical, workers’ compensation and general liability. Expenses are recorded based on estimates for reported and incurred but not reported claims considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation and other assumptions. Although the Company does not expect the amount it will ultimately pay to differ significantly from its estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and assumptions.

DEPRECIATION AND RECOVERABILITY OF CAPITAL ASSETS

Over forty percent of the Company’s assets at January 31, 2009 are represented by investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions for use in evaluating the carrying value of capital assets requires judgments and estimates.

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

•

Recoverability of the carrying value of store assets is assessed upon the occurrence of certain events (e.g., opening a new store near an existing store or announcing plans for a store closing) and, absent certain triggering events, annually during the fourth quarter. The recoverability assessment requires judgment and estimates for future store generated cash flows. The underlying estimates for cash flows include estimates for future sales, gross margin rates, inflation and store expenses. During the years ended January 31, 2009, February 2, 2008 and February 3, 2007, the Company incurred charges of $11.1 million, $4.3 million, and $7.2 million, respectively, related to asset impairments and other costs in the normal course of business.

LEASES

The Company leases stores, distribution centers, and administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for a percentage of sales in excess of specified levels. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space and includes such rent expense in Store Pre-Opening Costs. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortizes the deferred rent over the terms of the lease to rent expense in the consolidated statements of income. The Company records rent liabilities on the consolidated balance sheets for contingent percentage of sales lease provisions when the Company determines that it is probable that the specified levels will be reached during the fiscal year.

INCOME AND OTHER TAXES

The majority of the Company’s deferred tax assets at January 31, 2009 consist of federal and state net operating loss carryforwards that will expire between 2009 and 2028. During 2008, the valuation allowance against net operating loss carryforwards was increased based on projections of future profitability. At January 31, 2009 the Company believes that it will be sufficiently profitable during the periods from 2009 to 2028 to utilize all of its federal NOLs and a portion of its state NOLs. To the extent management’s estimates of future taxable income by jurisdiction are greater than or less than management’s current estimates, future increases or decreases in the income tax benefit for net operating losses could occur.

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

During 2008, an additional reserve of $.5 million was established for issues raised in current state tax examinations and previously filed federal tax returns relating to prior periods. During 2007, an additional reserve of $1.8 million was established for issues raised in current state tax examinations and previously filed federal tax returns relating to prior periods. During 2006, the Company concluded a federal income tax examination for the 2003 and 2004 tax years and concluded a number of state income tax examinations as well which resulted in a decrease in the amount previously accrued for exposures related to uncertain tax positions of $10.2 million. At January 31, 2009, the Company believes it has appropriately accrued for future exposures related to uncertain tax positions. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

The Company adopted the provisions of the Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN No. 48”) effective as of the beginning of fiscal year 2007. As a result of the implementation of FIN No. 48, the Company recorded a $33.7 million decrease in the liability for unrecognized tax benefits which was accounted for as an increase to the beginning shareholder’s equity. Including the cumulative effect of the decrease, at the beginning and end of 2008 the Company had approximately $44.6 million and $45.3 million (net of federal and state benefits) of total unrecognized tax benefits, respectively. Of these totals, $13.3 million and $14.0 million (net of federal and state benefits) represents the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months as a result of settling uncertain tax positions. However, the Company does not anticipate this to result in any material changes to the amount of unrecognized tax benefits.

As a result of the analysis of uncertain tax positions upon the adoption of FIN No. 48, the net deferred tax asset related to state net operating loss carryforwards increased. Therefore, the Company performed a valuation allowance analysis to determine the realization of this asset. This analysis resulted in an additional valuation allowance of $19.3 million with the offset recorded to shareholders’ equity in accordance with Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company is subject to the provisions of SOP 90-7 for these net operating losses since these losses were acquired through the acquisition of a company that had previously filed bankruptcy.

The Company files a consolidated U.S. Federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service for taxable years through January 29, 2005 with no significant adjustments. With respect to the state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and beyond and currently has examinations in progress for several jurisdictions.

PENSION PLANS

Pension expense is based on actuarial models used to estimate the total benefits ultimately payable to participants and is allocated to the respective service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company’s funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. The Company may provide additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation. Beginning in fiscal year 2008, the pension plans are valued annually as of the Company’s fiscal year-end balance sheet date. In prior years, the pension plans were valued annually on November 1st . The projected unit credit method is utilized in recognizing the pension liabilities.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). This Statement requires employers to (i) recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost and (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The Company adopted the recognition and disclosure requirements of SFAS No. 158 prospectively on February 3, 2007. Effective January 31, 2009, in accordance with SFAS No. 158, the Company adopted the measurement date requirements of SFAS No. 158 and changed the measurement date from November 1 to the date of the Company’s fiscal year end.

Upon adoption of the recognition and disclosure requirements of SFAS No. 158, the Company recorded a pension asset of $4.6 million and eliminated the prepaid pension asset of $47.7 million. Based on the funded status of the defined benefit pension and postretirement benefit plans as of February 3, 2007, the Company also recorded a net decrease in Accumulated Other Comprehensive Income (“AOCI”) of $26.0 million. The adoption of SFAS No. 158 on February 3, 2007 had no impact on the Company’s earnings. Upon adoption of the measurement date requirements of SFAS No. 158, the Company recorded a $0.3 million decrease to 2008 ending retained earnings.

Pension assumptions are based upon management’s best estimates as of the annual measurement date.

•

The assumed discount rate utilized is based upon pension discount curves and bond portfolio curves over a duration similar to the plan’s liabilities as of the measurement date. The discount rate is utilized principally in calculating the Company’s pension obligation, which is represented by the Accumulated Benefit Obligation (“ABO”) and the Projected Benefit Obligation (“PBO”) and in calculating net pension expense. At January 31, 2009, the discount rate was 6.5%. To the extent the discount rate increases or decreases, the Company’s ABO is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is approximately $2.0 million on the ABO and approximately $8 thousand on annual pension expense. To the extent the ABO increases, the after-tax effect of such increase serves to reduce Other Comprehensive Income and Shareholders’ Equity.

•

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. It is the

Company’s policy to invest approximately 65% of the pension fund assets in equities, 30% in fixed income securities and 5% in real estate. The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. This rate is utilized principally in calculating the expected return on plan assets component of the annual pension expense. To the extent the actual rate of return on assets realized is greater than the assumed rate, that year’s annual pension expense is not affected. Rather, this gain reduces future pension expense over a period of approximately 10 years. To the extent the actual rate of return on assets is less than the assumed rate, that year’s annual pension expense is likewise not affected. Rather, this loss increases pension expense over approximately 10 years. The Company’s expected long-term rate of return on assets was 8.0% in 2008 and 2007.

•

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% for the periods following January 31, 2009 and is utilized principally in calculating the PBO and annual pension expense. The estimated effect of a 0.25% change in the assumed rate of compensation increases would not be material to the PBO or annual pension expense.

NEW ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB amended SFAS No. 157 to exclude FASB Statement No. 13 “Accounting For Leases” and its related interpretive accounting pronouncements that address leasing transactions. The FASB also issued a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company is in the process of evaluating the impact of applying SFAS No. 157 to nonfinancial assets and liabilities measured on a non-recurring basis. The impact of applying SFAS No. 157 to financial assets and liabilities did not have a material impact on the consolidated financial statements for the year ending January 31, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company elected to continue to record long-term debt at its amortized cost. Accordingly, this standard has no impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS No. 141R also establishes expanded disclosure requirements for business combinations. SFAS No. 141R will become effective as of the beginning of the 2009 fiscal year. The effect of adopting SFAS No. 141R will depend on the circumstances of any potential future acquisitions made by the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to require an entity to provide an enhanced understanding of its use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

In May 2008, the FASB issued Staff Position (“FSP”) Accounting Principles Board (“APB”) No.14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt the provisions of FSP APB 14-1 on February 1, 2009 and will be required to retroactively apply its provisions. The adoption of FSP APB 14-1 is expected to result in approximately $71.9 million of the carrying value of the 2.00% convertible senior notes to be reclassified to equity as of the March 2004 issuance date. This amount represents the equity component of the proceeds from the notes calculated assuming a 6.25% non-convertible borrowing rate. The discount will be accreted to interest expense over the 10 year period to the first put date of the notes in 2014. Accordingly, beginning in fiscal year 2009, the Company will revise its consolidated statements of income to reflect the pre-tax non-cash interest expense of approximately $6.4 million, $6.0 million, $5.6 million, $5.4 million, and $4.4 million for 2008, 2007, 2006, 2005, and 2004, respectively.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this standard will not have a material impact on the consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”), which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132R-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP must be provided for fiscal years ending after December 15, 2009. For the Company, FSP FAS 132R-1 will be effective for the fiscal year ending January 30, 2010 and will result in additional disclosures related to the assets of defined benefit pension plans in notes to the Company’s consolidated financial statements.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for luxury apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; macroeconomic conditions and their effect on consumer spending; the Company’s ability to secure adequate financing; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; the performance of the financial markets; changes in interest rates; and fluctuations in foreign currency. For additional information regarding these and other risk factors, please refer to Item 1A of Part I in this Form 10-K.

Management undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise. Persons are advised, however, to consult any further disclosures management makes on related subjects in its reports filed with the SEC and in its press releases.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk primarily arises from changes in interest rates and the U.S. equity and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Such derivative instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes. The Company is exposed to interest rate risk primarily through its borrowings under its revolving credit facility.

During 2004 the Company terminated all remaining interest rate swap agreements resulting in net losses. When combined with net gains from other previously cancelled interest rate swap agreements, the Company had total unamortized net losses of $53 thousand at January 31, 2009 that are being amortized as a component of interest expense through 2010. The Company had no net losses at February 2, 2008.

Based on the Company’s market risk sensitive instruments outstanding at January 31, 2009, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data.

Information called for by this item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report based on criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and management’s assessment, management believes that, as of January 31, 2009, the Company’s internal control over financial reporting was effective “at the reasonable assurance level” based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting which appears in Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to the Company’s directors is set forth in the section titled “Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on June 3, 2009 (the “Proxy Statement”) and is incorporated herein by reference. The information required by this Item with respect to the Company’s Code of Business Conduct and Ethics and Audit Committee (including the Company’s “audit committee financial expert”) is set forth in the section of the Proxy Statement titled “Corporate Governance” and is also incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this Item with respect to auditors’ services and fees is set forth in the section of the Proxy Statement titled “Ratification of Appointment of Registered Public Accounting Firm — PricewaterhouseCoopers LLP Fees and Services in 2008 and 2007” and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 23, 2009.

SAKS INCORPORATED

By:	/S/ KEVIN G. WILLS
Kevin G. Wills
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2009.

/S/ STEPHEN I. SADOVE
Stephen I. Sadove
Chief Executive Officer
Chairman of the Board
Principal Executive Officer
/S/ KEVIN G. WILLS
Kevin G. Wills
Executive Vice President and
Chief Financial Officer
Principal Financial and Accounting Officer
/S/ DONALD E. HESS
Donald E. Hess
Lead Director
/S/ ROBERT B. CARTER
Robert B. Carter
Director
/S/ MICHAEL S. GROSS
Michael S. Gross
Director
/S/ MARGUERITE S. KONDRACKE
Marguerite S. Kondracke
Director
/S/ JERRY W. LEVIN
Jerry W. Levin
Director
/S/ NORA P. MCANIFF
Nora P. McAniff
Director
/S/ C. WARREN NEEL
C. Warren Neel
Director
/S/ CHRISTOPHER J. STADLER
Christopher J. Stadler
Director
/S/ RONALD DE WAAL
Ronald de Waal
Director

FORM 10-K — ITEM 15(a)(3) AND 15(c)

SAKS INCORPORATED AND SUBSIDIARIES

EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of April 28, 2005, between Saks Incorporated and Belk, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on May 2, 2005)

2.2	Purchase Agreement, dated as of October 29, 2005, between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on November 3, 2005)

2.3	Amendment No. 1 to Purchase Agreement, dated as of February 16, 2006, between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference form the Exhibits to the Form 8-K filed on February 21, 2006)

2.4	Stock Purchase Agreement, dated as of August 1, 2006, between Saks Incorporated and Belk, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 7, 2006)

3.1	Amended and Restated Charter of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended May 3, 2008)

3.2	Amended and Restated Bylaws of Saks Incorporated (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended May 3, 2008)

4.2	Indenture, dated as of December 2, 1998, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on December 4, 1998)

4.2.1	*First Supplemental Indenture, dated as of February 17, 1999, among Saks Incorporated, the Subsidiary Guarantors and The First National Bank of Chicago, as Trustee (7 1/2% Notes due 2010)

4.2.2	*Second Supplemental Indenture, dated as of May 18, 2000, among Saks Incorporated, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 1/2% Notes due 2010)

4.2.3	*Third Supplemental Indenture, dated as of April 18, 2001, among Saks Incorporated, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 1/2% Notes due 2010)

4.2.4	*Fourth Supplemental Indenture, dated as of November 19, 2001, among Saks Incorporated, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 1/2% Notes due 2010)

4.2.5	*Fifth Supplemental Indenture, dated as of February 12, 2002, among Saks Incorporated, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 1/2% Notes due 2010)

4.2.6	*Sixth Supplemental Indenture, dated as of June 23, 2004, among Saks Incorporated, the Subsidiary Guarantors and J.P. Morgan Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 1/2% Notes due 2010)

Exhibit No.	Description
4.2.7	*Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors and J.P. Morgan Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 1/2% Notes due 2010)

4.3	Indenture, dated as of February 17, 1999, among Saks Incorporated, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee (7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on February 19, 1999)

4.3.1	*Second Supplemental Indenture, dated as of May 18, 2000, among Saks Incorporated, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 3/8% Notes due 2019)

4.3.2	*Third Supplemental Indenture, dated as of April 18, 2001, among Saks Incorporated, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 3/8% Notes due 2019)

4.3.3	*Fourth Supplemental Indenture, dated as of November 19, 2001, among Saks Incorporated, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 3/8% Notes due 2019)

4.3.4	*Fifth Supplemental Indenture, dated as of February 12, 2002, among Saks Incorporated, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 3/8% Notes due 2019)

4.3.5	*Sixth Supplemental Indenture, dated as of June 23, 2004, among Saks Incorporated, the Subsidiary Guarantors and J.P. Morgan Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee (7 3/8% Notes due 2019)

4.4	Indenture, dated as of October 4, 2001, among Saks Incorporated, the Subsidiary Guarantors, and Bank One Trust Company, National Association, as trustee (9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 11, 2001)

4.4.1	*First Supplemental Indenture, dated as of November 19, 2001, among Saks Incorporated, the Subsidiary Guarantors and Bank One Trust Company, National Association, as Trustee (9 7/8% Notes due 2011)

4.4.2	*Second Supplemental Indenture, dated as of February 12, 2002, among Saks Incorporated, the Subsidiary Guarantors and Bank One Trust Company, National Association, as Trustee (9 7/8% Notes due 2011)

4.4.3	*Third Supplemental Indenture, dated as of June 23, 2004, among Saks Incorporated, the Subsidiary Guarantors and J.P. Morgan Trust Company, National Association, successor-in-interest to Bank One Trust Company, National Association, as Trustee (9 7/8% Notes due 2011)

4.5	Registration Rights Agreement, dated as of July 8, 1996, between Proffitt’s, Inc. and Parisian, Inc. (incorporated by reference from the Exhibits to the Form S-4/A Registration Statement No. 333-09043 of Proffitt’s, Inc. filed on August 16, 1996)

4.6	Registration Rights Agreement, dated as of July 4, 1998, between Proffitt’s, Inc. and specified stockholders of Saks Holdings, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Proffitt’s, Inc. filed on July 8, 1998)

Exhibit No.	Description
4.7	Rights Agreement, dated as of November 25, 2008, by and between Saks Incorporated and The Bank of New York Mellon, as Rights Agent (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on November 26, 2008)

4.8	Indenture, dated as of December 8, 2003, among Saks Incorporated, the Subsidiary Guarantors named therein, and the Bank of New York, as Trustee (7% Notes due 2013) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on December 11, 2003)

4.8.1	*First Supplemental Indenture, dated as of May 20, 2004, among Saks Incorporated, the Subsidiary Guarantors and the Bank of New York, as Trustee (7% Notes due 2013)

4.9	Registration Rights Agreement, dated as of December 8, 2003, among Saks Incorporated, certain of its subsidiaries named therein, Citigroup Global Markets Inc., Goldman, Sachs & Company, Wachovia Capital Markets, LLC, Banc One Capital Markets, Inc. and ABN AMRO Incorporated (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on December 11, 2003)

4.10	Indenture, dated as of March 23, 2004, between Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 26, 2004)

4.11	Registration Rights Agreement, dated as of March 23, 2004, among Saks Incorporated, certain subsidiaries of Saks Incorporated named therein, Goldman, Sachs & Co. and Citigroup Global Markets Inc., as representatives of the purchasers (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 26, 2004)

4.12	Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (2.00% Convertible Senior Notes due 2024) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 6, 2005)

4.13	Fourth Supplemental Indenture, dated as of July 1, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and JPMorgan Chase Bank, N.A., as trustee (9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 6, 2005)

4.14	Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee (7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 21, 2005)

4.15	Second Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee (7% Notes due 2013) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 21, 2005)

4.16	Seventh Supplemental Indenture, dated as of July 19, 2005, among Saks Incorporated, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee (7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 21, 2005)

Exhibit No.	Description
4.17	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (7 1/2% Notes due 2010) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

4.18	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (9 7/8% Notes due 2011) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

4.19	Instrument of Resignation, Appointment and Acceptance, dated as of August 22, 2005, among Saks Incorporated, J.P. Morgan Trust Company, National Association, and The Bank Of New York Trust Company, N.A. (7 3/8% Notes due 2019) (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on August 25, 2005)

10.1	Amended and Restated Credit Agreement, dated as of November 26, 2003, among Saks Incorporated, as borrower, Fleet Retail Group, Inc., as Agent, and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 16, 2004)

10.2	First Amendment and Waiver to Credit Agreement and Second Amendment to Security Agreement, dated as of June 6, 2005, among Saks Incorporated, as borrower; Fleet Retail Group, Inc., as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2005)

10.3	Second Amendment and Waiver to Credit Agreement, dated as of January 26, 2006, among Saks Incorporated, as borrower; Fleet Retail Group, Inc., as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on February 1, 2006)

10.4	Third Amendment and Waiver to Credit Agreement, dated as of September 22, 2006, among Saks Incorporated, as borrower; Bank of America, N.A. (as successor in interest to Fleet Retail Group, LLC (f/k/a Fleet Retail Group, Inc.)), as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended October 28, 2006)

10.5	Fourth Amendment to Credit Agreement, dated as of January 15, 2008 by and among Saks Incorporated, as borrower; Bank of America, N.A. (as successor in interest to Fleet Retail Group, LLC (f/k/a Fleet Retail Group, Inc.)), as Agent; Citicorp North America, Inc., as Syndication Agent; Wachovia Bank, National Association, JPMorgan Chase Bank, N.A. and General Electric Capital Corporation, as Co-Documentation Agents; and the other financial institutions party thereto, as lenders (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

Exhibit No.	Description
10.6	Supplemental Transaction Agreement, dated as of April 14, 2003, among Saks Incorporated, National Bank of the Great Lakes, Saks Credit Corporation, Household Finance Corporation, and Household Bank (SB), N.A. (incorporated by reference from the Exhibits from the Form 8-K of Saks Incorporated filed on April 29, 2003)

10.7	Servicing Agreement, dated as of April 15, 2003, between Jackson Office Properties, Inc., as successor to McRae’s, Inc., and Household Corporation (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on April 29, 2003)

10.7.1	First Amendment to Servicing Agreement , dated May 27, 2005, between Household Corporation and Jackson Office Properties, Inc., as successor to McRae’s, Inc. (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

10.8	Program Agreement, dated as of April 15, 2003, among Saks Incorporated, Jackson Office Properties, Inc. (as successor to McRae’s, Inc.), and Household Bank (SB), N.A. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on April 29, 2003)

10.8.1	Second Amendment to Program Agreement, dated as of June 15, 2004, between Household Bank (SB), N.A., Saks Incorporated and Jackson Office Properties, Inc., as successor to McRae’s, Inc. (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

10.8.2	Third Amendment to Program Agreement, dated as of August 24, 2005, between Saks Incorporated, Jackson Office Properties, Inc., as successor to McRae’s, Inc., and HSBC Bank Nevada, National Association (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

10.8.3	Fourth Amendment to Program Agreement, dated as of November 28, 2007, between Saks Incorporated, Jackson Office Properties, Inc., as successor to McRae’s, Inc., and HSBC Bank Nevada, National Association (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

10.8.4	Amendment to Servicing Agreement between Household Corporation and Jackson Office Properties, Inc., as successor to McRae’s, Inc., and Program Agreement between Saks Incorporated, Jackson Office Properties, Inc., as successor to McRae’s, Inc., and HSBC Bank Nevada, National Association dated April 4, 2007 (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

10.9	Amended and Restated Transition Service Agreement, dated as of March 10, 2006, between Saks Incorporated and The Bon-Ton Stores, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 10, 2006)

10.10	Transition Service Agreement, dated as of October 2, 2006, between Saks Incorporated and Belk, Inc. (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on October 6, 2006)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS, ETC.

10.11	Saks Incorporated Amended and Restated Employee Stock Purchase Plan, effective September 16, 2008 (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended November 1, 2008

Exhibit No.	Description
10.12	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 30, 1999)

10.13	Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 3, 2001)

10.14	Form of Stock Option Agreement Pursuant to the Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 29, 2005)

10.15	Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from Exhibit B to the proxy statement of Saks Incorporated filed on April 28, 2004)

10.15.1	Amendment No. 1 to the Saks Incorporated 2004 Long-term Incentive Plan (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 31, 2007)

10.16	*Saks Incorporated Deferred Compensation Plan, as amended and restated effective January 1, 2009

10.17	Carson Pirie Scott & Co. 1993 Stock Incentive Plan as Amended and Restated as of March 19, 1997 (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.18	Carson Pirie Scott & Co. 1996 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Carson Pirie Scott & Co. for the fiscal year ended February 2, 1997)

10.19	Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration Statement No. 333-2426)

10.20	Amendment to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated as of February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration Statement No. 333-2426)

10.21	Form of Stock Option Agreement Pursuant to the Saks Holdings, Inc. 1996 Management Stock Incentive Plan, dated February 1, 1996 (incorporated by reference from the Exhibits to the Form S-1 of Saks Holdings, Inc. Registration No. 333-2426)

10.22	Saks Incorporated 2003 Senior Executive Bonus Plan (incorporated by reference from Attachment A to the Saks Incorporated Proxy Statement for the 2003 Annual Meeting of Shareholders)

10.23	Amended and Restated 2000 Change of Control and Material Transaction Severance Plan (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on November 18, 2004)

10.24	Restricted Stock Agreement, dated as of May 18, 2005, between Kevin Wills and Saks Incorporated and the Supplement to the Restricted Stock Agreement, dated May 18, 2005 (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on May 18, 2005)

10.25	Form of Saks Incorporated Performance Share Agreement pursuant to Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

Exhibit No.	Description
10.26	Form of Supplement to Saks Incorporated Performance Share Agreement pursuant to Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

10.27	Form of Saks Incorporated Restricted Stock Agreement pursuant to Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

10.28	Form of Supplement to Saks Incorporated Restricted Stock Agreement pursuant to Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

10.29	Form of Indemnification Agreement between Saks Incorporated, and each of the counterparties thereto (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended January 28, 2006)

10.30	Agreement, dated April 19, 2007, between R. Brad Martin and Saks Incorporated (incorporated by reference from the Exhibit 99.2. to the Form 8-K of Saks Incorporated filed on April 19, 2007)

10.31	Employment Agreement, dated as of June 8, 2006, between Saks Incorporated and James A. Coggin, President and Chief Administrative Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 9, 2006)

10.32	Employment Agreement, dated as of April 17, 2007, between Saks Incorporated and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on April 19, 2007)

10.32.1	*Amendment to Employment Agreement between Saks Incorporated and Kevin G. Wills, Executive Vice President and Chief Financial Officer, dated as of December 18, 2008

10.33	Form of Stock Option Agreement with respect to the Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

10.34	Form of Stock Option Grant Letter pursuant to Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 10-K of Saks Incorporated for the fiscal year ended February 2, 2008)

10.35	Employment Agreement, dated as of July 31, 2007, between Saks Incorporated and Stephen I. Sadove, Chief Executive Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 31, 2007)

10.35.1	*Amendment to Employment Agreement between Saks Incorporated and Stephen I. Sadove, Chief Executive Officer, dated as of December 16, 2008

10.36	Employment Agreement, dated as of July 31, 2007, between Saks Incorporated and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on July 31, 2007)

10.36.1	*Amendment to Employment Agreement between Saks Incorporated and Ronald L. Frasch, President and Chief Merchandising Officer, dated as of December 18, 2008

10.37	2007 Saks Incorporated Senior Executive Incentive Bonus Plan (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on June 7, 2007).

Exhibit No.	Description
10.38	*Form of Employment Agreement for Executive Officers

10.39	Saks Incorporated Severance Plan (incorporated by reference from the Exhibits to the Form 10-Q of Saks Incorporated for the quarterly period ended November 3, 2007)

10.40	*Employment Agreement dated as of October 15, 2007, between Saks Incorporated and Carolyn R. Biggs, Executive Vice President of Stores, Store Visual, Planning and Construction.

10.40.1	*Amendment to Employment Agreement between Saks Incorporated and Carolyn R. Biggs, dated as of June 13, 2008

10.40.2	*Amendment to Employment Agreement between Saks Incorporated and Carolyn R. Biggs, dated as of December 15, 2008

10.41	*Employment Agreement, dated as of October 9, 2007, between Saks Incorporated and Michael Rodgers, Executive Vice President, IT Operations

10.41.1	*Amendment to Employment Agreement between Saks Incorporated and Michael Rodgers, dated as of December 17, 2008

10.42	Form of Performance Unit Award Agreement pursuant to Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference from the Exhibits to the Form 8-K of Saks Incorporated filed on March 2, 2009)

21.1	*Subsidiaries of the registrant

23.1	*Consents of Independent Registered Public Accounting Firm

31.1	*Certification of the principal executive officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*Certification of the principal accounting officer of Saks Incorporated required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	*Certification of the principal executive officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*Certification of the principal accounting officer of Saks Incorporated Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*Saks Incorporated Employee Stock Purchase Plan Financial Statements for the years ended December 31, 2008 and December 31, 2007

*	Filed herewith

SAKS INCORPORATED & SUBSIDIARIES

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Saks Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Saks Incorporated and its subsidiaries at January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 to the consolidated financial statements, effective February 4, 2007, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As discussed in Note 8 to the consolidated financial statements, effective January 31, 2009, the Company changed the measurement date for defined benefit plan assets and liabilities to coincide with its fiscal year end to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), and effective February 3, 2007, the Company began to recognize the funded status of its defined benefit plans in its consolidated balance sheets to conform to SFAS No. 158.

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

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 23, 2009

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per share amounts)	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
NET SALES	$3,029,743	$3,224,076	$2,888,427
Cost of sales (excluding depreciation and amortization)	2,062,494	1,972,251	1,780,127

Gross margin	967,249	1,251,825	1,108,300
Selling, general and administrative expenses	770,815	827,624	799,292
Other operating expenses
Property and equipment rentals	101,063	100,106	107,645
Depreciation and amortization	134,694	131,737	125,849
Taxes other than income taxes	82,598	84,496	78,584
Store pre-opening costs	2,328	707	408
Impairments and dispositions	11,139	4,279	11,775

OPERATING INCOME (LOSS)	(135,388)	102,876	(15,253)
Interest expense	(39,306)	(42,314)	(50,136)
Gain (loss) on extinguishment of debt	—	(5,634)	7
Other income, net	5,600	24,912	28,407

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(169,094)	79,840	(36,975)
Provision (benefit) for income taxes	(46,332)	29,153	(33,026)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(122,762)	50,687	(3,949)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations (including gain on disposal of $0, $0, and $191,918, respectively)	(52,727)	(4,860)	188,227
Provision (benefit) for income taxes	(20,548)	(1,646)	130,536

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(32,179)	(3,214)	57,691

NET INCOME (LOSS)	$(154,941)	$47,473	$53,742

Per share amounts — Basic
Income (loss) from continuing operations	$(0.89)	$0.36	$(0.03)
Income (loss) from discontinued operations	$(0.23)	$(0.02)	$0.43

Net income (loss)	$(1.12)	$0.34	$0.40
Per share amounts — Diluted
Income (loss) from continuing operations	$(0.89)	$0.33	$(0.03)
Income (loss) from discontinued operations	$(0.23)	$(0.02)	$0.43
Net income (loss)	$(1.12)	$0.31	$0.40

Weighted average common shares:
Basic	138,384	140,402	135,880
Diluted	138,384	153,530	135,880

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share amounts)	January 31, 2009	February 2, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,273	$101,162
Merchandise inventories	728,841	857,173
Other current assets	105,350	124,973
Deferred income taxes, net	29,916	42,827

TOTAL CURRENT ASSETS	874,380	1,126,135
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	1,057,417	1,092,004
DEFERRED INCOME TAXES, NET	211,833	97,108
OTHER ASSETS	21,378	55,777

TOTAL ASSETS	$2,165,008	$2,371,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$90,208	$176,844
Accrued expenses	233,504	233,739
Accrued compensation and related items	42,043	51,213
Current portion of long-term debt	4,673	319,242

TOTAL CURRENT LIABILITIES	370,428	781,038
LONG-TERM DEBT	635,400	253,346
OTHER LONG-TERM LIABILITIES	193,560	161,034

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock — $1.00 par value; Authorized — 10,000 shares; Issued and outstanding — none	—	—
Common stock — $0.10 par value; Authorized — 500,000 shares; Issued and outstanding — 142,170 shares and 141,784 shares	14,218	14,180
Additional paid-in capital	1,105,199	1,119,192
Accumulated other comprehensive loss	(56,436)	(15,002)
Retained earnings (accumulated deficit)	(97,361)	57,236

TOTAL SHAREHOLDERS’ EQUITY	965,620	1,175,606

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,165,008	$2,371,024

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 28, 2006	136,005	$13,601	$1,994,979	$63,270	$(72,467)	$1,999,383
Net income				53,742		53,742
Change in minimum pension liability, net of tax					39,380	39,380
Elimination of NDSG minimum pension liability					30,757	30,757

Comprehensive income						123,879
Adoption of SFAS No. 158					(26,016)	(26,016)
Issuance of common stock	5,031	503	51,227			51,730
Dividends Paid			(1,001,733)	(104,392)		(1,106,125)
Income tax benefit related to employee stock plans			13,470			13,470
Activity under stock compensation plans	(146)	(11)	(5,712)			(5,723)
Stock-based compensation			18,722			18,722
Stock-based compensation — SFAS No. 123R dividend adjustment			33,350			33,350
Repurchase of common stock	(450)	(45)	(6,486)			(6,531)

Balance at February 3, 2007	140,440	$14,048	$1,097,817	$12,620	$(28,346)	$1,096,139
Net income				47,473		47,473
Change in minimum pension liability, net of tax					13,344	13,344

Comprehensive income						60,817
Adoption of FIN 48			36,528	(2,857)		33,671
Issuance of common stock	2,930	293	34,014			34,307
Income tax provision adjustment related to employee stock plans			(454)			(454)
Increase in tax valuation allowance			(19,258)			(19,258)
Activity under stock compensation plans	136	11	(9,887)			(9,876)
Stock-based compensation			7,724			7,724
Repurchase of common stock	(1,722)	(172)	(27,292)			(27,464)

Balance at February 2, 2008	141,784	$14,180	$1,119,192	$57,236	$(15,002)	$1,175,606
Net loss				(154,941)		(154,941)
Change in minimum pension liability, net of tax					(41,434)	(41,434)

Comprehensive loss						(196,375)
SFAS No. 158 measurement date change				344		344
Issuance of common stock	636	64	4,025			4,089
Income tax provision adjustment related to employee stock plans			1,352			1,352
Activity under stock compensation plans	2,699	269	(1,130)			(861)
Stock-based compensation			16,354			16,354
Repurchase of common stock	(2,949)	(295)	(34,594)			(34,889)

Balance at January 31, 2009	142,170	$14,218	$1,105,199	$(97,361)	$(56,436)	$965,620

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
OPERATING ACTIVITIES
Net income (loss)	$(154,941)	$47,473	$53,742
Income (loss) from discontinued operations	(32,179)	(3,214)	57,691

Income (loss) from continuing operations	(122,762)	50,687	(3,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on extinguishment of debt	—	5,634	(7)
Depreciation and amortization	134,694	131,737	125,849
Equity compensation	16,395	7,724	52,072
Deferred income taxes	(47,210)	26,186	93,625
Impairments and dispositions	11,139	4,279	11,775
Excess tax benefit from stock-based compensation	—	—	(16,027)
Gain on lease termination	—	(1,669)	—
Gain on sale of property	(3,400)	(1,069)	—
Changes in operating assets and liabilities:
Merchandise inventories	118,539	(71,032)	(143,349)
Other current assets	20,990	12,495	(9,930)
Accounts payable and accrued liabilities	(114,577)	(119,846)	52,111
Other operating assets and liabilities	3,362	22,273	(8,381)

Net Cash Provided By Operating Activities — Continuing Operations	17,170	67,399	153,789
Net Cash Provided By (Used In) Operating Activities — Discontinued Operations	(18,667)	4,080	(98,504)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,497)	71,479	55,285

INVESTING ACTIVITIES
Purchases of property and equipment	(127,305)	(136,726)	(121,355)
Proceeds from sale of property and equipment	4,338	12,352	171

Net Cash Used In Investing Activities — Continuing Operations	(122,967)	(124,374)	(121,184)
Net Cash Provided By (Used In) Investing Activities — Discontinued Operations	(1,875)	(4,259)	1,304,701

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(124,842)	(128,633)	1,183,517

FINANCING ACTIVITIES
Proceeds from revolving credit facility	156,675	—	—
Payments on long-term debt and capital lease obligations	(89,242)	(118,980)	(7,371)
Excess tax benefit from stock-based compensation	—	—	16,027
Cash dividends paid	(1,183)	(7,430)	(1,095,025)
Purchases of common stock	(34,889)	(27,464)	(6,531)
Proceeds from issuance of common stock	4,089	34,307	51,730

Net Cash Provided By (Used In) Financing Activities — Continuing Operations	35,450	(119,567)	(1,041,170)
Net Cash Used In Financing Activities — Discontinued Operations	—	—	(149)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	35,450	(119,567)	(1,041,319)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90,889)	(176,721)	197,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	101,162	277,883	77,312
PLUS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS
HELD FOR SALE AT BEGINNING OF YEAR	—	—	3,088
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS
HELD FOR SALE AT END OF YEAR	—	—	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,273	$101,162	$277,883

Non-cash investing and financing activities are further described in the accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1 — GENERAL

ORGANIZATION

The Company’s operations consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5th (“OFF 5th”), and SFA’s e-commerce operations. Previously, the Company also operated Saks Department Store Group (“SDSG”), which consisted of Proffitt’s and McRae’s (“Proffitt’s”) (sold to Belk, Inc. (“Belk”) in July 2005), the Northern Department Store Group (“NDSG”) (operated under the nameplates of Bergner’s, Boston Store, Carson Pirie Scott, Herberger’s and Younkers and sold to The Bon-Ton Stores, Inc. (“Bon-Ton”) in March 2006), Parisian (sold to Belk in October 2006), and Club Libby Lu (“CLL”) (the operations of which were discontinued in January 2009). The sold businesses and discontinued operations are presented as discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for the current and prior year periods and are discussed below at “Discontinued Operations.”

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

Upon the closing of the transaction, Belk entered into a Transition Services Agreement (“Proffitt’s TSA”) whereby the Company continued to provide certain back office services related to the Proffitt’s operations. Beginning with the second quarter of 2006, the back office services were substantially complete, and therefore, the Proffitt’s TSA no longer qualified as continuing involvement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

On March 6, 2006, the Company sold to Bon-Ton all outstanding equity interests of certain of the Company’s subsidiaries that owned NDSG, either directly or indirectly. The consideration received consisted of approximately $1,115,000 in cash (reduced as described below based on changes in working capital), plus the assumption by Bon-Ton of approximately $35,000 of unfunded benefit liabilities and approximately $35,000 of capital leases. A working capital adjustment based on working capital as of the effective time of the transaction reduced the amount of cash proceeds by approximately $75,000 resulting in net cash proceeds to the Company of approximately $1,040,000. The disposition included NDSG’s operations consisting of, among other things, the following: the real and personal property, operating leases and inventory associated with 142 NDSG units (31 Carson Pirie Scott stores, 14 Bergner’s stores, 10 Boston Store stores, 40 Herberger’s stores, and 47 Younkers stores), the administrative/headquarters facilities in Milwaukee, Wisconsin and distribution centers located in Rockford, Illinois, Naperville, Illinois, Green Bay, Wisconsin, and Ankeny, Iowa. The Company realized a net gain of $204,729 on the sale.

Bon-Ton entered into a Transition Service Agreement with the Company (“NDSG TSA”), whereby the Company continued to provide, for varying transition periods, back office services related to the NDSG operations. The back-office services included certain information technology, telecommunications, credit,

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

accounting and store planning services, among others. Bon-Ton compensated the Company for these services, as outlined in the NDSG TSA. The results of the NDSG operations are reflected as discontinued operations in the accompanying consolidated statement of income and the consolidated statement of cash flows for fiscal year 2006.

On October 2, 2006, the Company sold to Belk of all of the outstanding equity interests of the Company’s subsidiaries that conducted the Parisian specialty department store business (“Parisian”). The consideration received consisted of $285,000 in cash (increased in accordance with a working capital adjustment described below). In addition, Belk reimbursed the Company at closing for $6,700 in capital expenditures incurred in connection with the construction of four new Parisian stores. Belk also paid the Company a premium associated with the purchase of accounts and accounts receivable from Household Bank (SB), N.A. (now known as HSBC Bank Nevada, N.A., “HSBC”), in the amount of $2,300. A working capital adjustment based on working capital as of the effective time of the transaction increased the amount of cash proceeds by $14,200 resulting in total net cash proceeds of $308,200.

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

In connection with the consummation of the Parisian transaction, the Company entered into a Transition Services Agreement with Belk (“Parisian TSA”). Pursuant to the Parisian TSA, the Company provided, for varying transition periods, back-office services related to the Company’s former Parisian specialty department store business. The back-office services included information technology, telecommunications, credit, accounting and store planning services, among others. The results of the Parisian operations are reflected as discontinued operations in the accompanying consolidated statements of income and the consolidated statements of cash flows for fiscal year 2006.

As of January 31, 2009, the Company discontinued the operations of its CLL business, which consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. Charges incurred during 2008 associated with the closing of the stores included inventory liquidation costs of approximately $6,965, asset impairments charges of $16,993, lease termination costs of $14,045, severance and personnel related costs of $5,074 and other closing costs of $1,444. These amounts and the results of operations of CLL are included in discontinued operations in the consolidated statements of income and the consolidated statements of cash flows for fiscal years 2008, 2007, and 2006.

Net sales of the aforementioned businesses that are included within discontinued operations in the accompanying Consolidated Statements of Income are $52,231, $58,564, and $675,866 for 2008, 2007, and 2006, respectively.

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2008 contained 52 weeks and ended on January 31, 2009, while fiscal year 2007 contained 52 weeks and ended on February 2, 2008. Fiscal year 2006 contained 53 weeks and ended on February 3, 2007.

Certain 2007 and 2006 amounts in the accompanying consolidated statements of income and consolidated statements of cash flows have been revised to reflect the CLL results of operations and cash flows as discontinued operations.

NET SALES

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Net sales are recognized at the time customers provide a satisfactory form of payment and take ownership of the merchandise or direct its shipment. Revenue associated with gift cards is recognized upon redemption of the card.

The Company estimates the amount of goods that will be returned for a refund and reduces sales and gross margin by that amount.

Commissions from leased departments included in net sales were $28,083, $30,189, $26,558 in 2008, 2007, and 2006, respectively. Leased department sales were $210,284, $217,636, and $180,639 in 2008, 2007, and 2006, respectively, and were excluded from net sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $236 and $85,492 at January 31, 2009 and February 2, 2008, respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $1,958, $6,190, and $27,963 for the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007, respectively, and was reflected in Other Income in the accompanying consolidated statements of income. There were no balances of restricted cash at January 31, 2009 and February 2, 2008.

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share to shareholders of record as of April 14, 2006, and the Company reduced shareholders’ equity for the $547,537 dividend. On October 3, 2006 the Company’s Board of Directors declared another cash dividend of $4.00 per common share to shareholders of record as of November 15, 2006, and the Company reduced shareholders’

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

equity for the $558,587 dividend. For the year ended February 3, 2007, the Company made dividend cash payments totaling $1,095,025, primarily relating to the aggregate $8.00 per common share dividends. The remaining portion of the dividends will be paid prospectively as, and to the extent, awards of restricted stock vest.

MERCHANDISE INVENTORIES AND COST OF SALES (excluding depreciation and amortization)

Merchandise inventories are stated at the lower of cost or market and include freight, buying and distribution costs. The Company takes markdowns related to slow moving inventory, ensuring the appropriate inventory valuation. On February 3, 2008, the Company elected to change its method of costing its inventories to the retail “first-in, first-out” (FIFO) method, whereas in all prior periods inventory was costed using the retail “last-in, first-out” (LIFO) method. The new method of accounting had no impact on the fiscal years ending January 31, 2009, February 2, 2008, and February 3, 2007 as the LIFO value exceeded the FIFO market value and inventory had been adjusted to reflect FIFO market value in all periods.

Consignment merchandise on hand of $138,762 and $150,527 at January 31, 2009 and February 2, 2008, respectively, is not reflected in the consolidated balance sheets.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas, exclusive of payroll taxes; advertising; store and headquarters occupancy, operating and maintenance costs exclusive of rent, depreciation, and property taxes; proprietary credit card promotion, issuance and servicing costs; insurance programs; telecommunications; and other operating expenses not specifically categorized elsewhere in the consolidated statements of income. Advertising and sales promotion costs are generally expensed in the period in which the advertising event takes place. The Company receives allowances and expense reimbursements from merchandise vendors and from the owner of the proprietary credit card portfolio which are netted against the related expense:

•

Allowances received from merchandise vendors in conjunction with incentive compensation programs for employees who sell the vendors’ merchandise and netted against the related compensation expense were $54,653, $57,348, and $55,007 in 2008, 2007, and 2006, respectively.

•

Allowances received from merchandise vendors in conjunction with jointly produced and distributed print and television media and netted against the gross expenditures for such advertising were $45,813, $48,896, and $42,584 in 2008, 2007, and 2006, respectively. Net advertising expenses were $39,358, $42,058, and $43,875 in 2008, 2007, and 2006, respectively.

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

On a yearly basis and as changes in circumstances arise, the Company evaluates the recoverability of its property and equipment based upon the utilization of the assets and expected future cash flows, in accordance with SFAS No. 144. Write-downs associated with the evaluation are reflected in Impairments and Dispositions in the accompanying consolidated statements of income.

IMPAIRMENTS & DISPOSITIONS

The Company continuously evaluates its real estate portfolio and closes individual underproductive stores in the normal course of business as leases expire or as other circumstances indicate. The Company also performs an asset impairment analysis at each fiscal year end. During the year ended January 31, 2009, February 2, 2008 and February 3, 2007, the Company incurred charges of $11,139, $4,279 and $5,676, respectively, related to asset impairments and other costs in the normal course of business.

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

SELF-INSURANCE RESERVES

The Company self-insures a substantial portion of its exposure for costs related primarily to employee medical, workers’ compensation and general liability. Expenses are recorded based on estimates for reported and incurred but not reported claims considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation and other assumptions. Although the Company does not expect the amount it will ultimately pay to differ significantly from its estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and assumptions.

DERIVATIVES

The Company uses financial derivatives to manage its costs and risks in conjunction with specific business transactions. All derivative instruments are recognized on the balance sheet at fair value. The Company cancelled all of its interest rate swap agreements during 2004 resulting in $3,100 of net losses. The Company had total unamortized net gains (losses) of $53, $0, and ($350) at January 31, 2009, February 2, 2008, and February 3, 2007, respectively, that are being amortized as a component of interest expense through 2010.

The Company issued $230,000 of convertible senior unsecured notes during 2004 that bear interest of 2.0% and mature in 2024. The Company used approximately $25,000 of the proceeds from the issuance of the notes to enter into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the notes.

STOCK-BASED COMPENSATION PLANS

The Company maintains an equity incentive plan for the granting of options, stock appreciation rights, performance shares, restricted stock, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise term of seven to ten years from the grant date. Restricted stock and performance shares generally vest in three years after the grant date, although the plan permits accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors.

Compensation cost for restricted stock and performance shares that cliff vest is expensed on a straight line basis over the requisite service period. Restricted stock and performance shares with graded vesting features are treated as multiple awards based upon the vesting date. The Company records compensation costs for these awards on a straight line basis over the requisite service period for each separately vesting portion of the award. Compensation cost for stock option awards with graded vesting are expensed on a straight line basis over the requisite service period.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Effective January 29, 2006, the Company adopted SFAS No.123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) under the modified prospective method. The Company adopted the alternative transition method, as permitted by FASB Staff Position (“FSP”) No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”) to calculate the tax effects of stock-based compensation pursuant to SFAS No. 123R for these awards that were outstanding upon adoption of SFAS No. 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool for the consolidated statements of cash flows. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statements of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock based compensation” in the accompanying consolidated statements of cash flows.

In December 2007, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110, “Year-End Help For Expensing Employee Stock Options” (“SAB 110”), which was effective for the Company beginning in the first quarter of 2008. SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123R. The amendment, in part, allowed the continued use, subject to specific criteria, of the simplified method in estimating the expected lives of share options granted after December 31, 2007. The Company will continue to use the simplified method until it has the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

EARNINGS PER SHARE

Basic earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding.

	2008			2007			2006
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$(154,941)	138,384	$(1.12)	$47,473	140,402	$0.34	$53,742	135,880	$0.40
Effect of dilutive stock options and convertible debentures	—	—	—	—	13,128	(.03)	—	—	—

Diluted EPS	$(154,941)	138,384	$(1.12)	$47,473	153,530	$0.31	$53,742	135,880	$0.40

For the years ended January 31, 2009 and February 3, 2007, the Company generated net losses from continuing operations, and therefore the inclusion of potential common shares would have had an anti-dilutive effect on the Company’s calculation of the diluted loss per share. Accordingly, the Company’s diluted loss per share equals basic loss per share for both of these periods.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table presents additional potentially dilutive common shares excluded from diluted earnings (loss) per share because the effect of including these potential shares would have been anti-dilutive:

	2008	2007	2006
Stock Options and Employee Stock Purchase Plan Shares	346	—	1,266
Unvested Restricted Stock Awards and Performance Shares	1,889	—	1,161

Total	2,235	—	2,427
Securities excluded from the diluted earnings (loss) per share calculation because the exercise prices was greater than the average market price
Stock Options (1)	1,811	688	1,722
Securities excluded from the diluted earnings (loss) per share calculation because the performance criteria were not met:
Performance Shares	845	—	—

(1)	These options represent the number outstanding at the end of the respective year. At the point that the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury method would reduce this amount.

There were also 19,219 potentially exercisable shares under the convertible notes that were not included in the computation of diluted EPS for the year ended January 31, 2009 because inclusion of the potential common shares would have been anti-dilutive as the Company generated a net loss for the period. Included in the computation of diluted EPS for the year ended February 2, 2008 are 11,190 potentially dilutive shares associated with shares the Company would issue to settle the difference between fair value and the par value of the convertible notes upon conversion and the shares to be issued upon the exercise of a call option the Company sold at the time of issuance of the convertible debentures. There were also 19,219 potentially exercisable shares under the convertible notes that were not included in the computation of diluted EPS due to the assumption of net share settlement as discussed below.

In 2007, if the holders of the convertible notes exercised their conversion rights, the Company intended to pay cash equal to 100 percent of the principal amount of the convertible notes. In the event that the cash conversion price exceeded 100 percent of the principal amount of the 2% convertible notes, the Company’s intention was to issue common stock for the difference between the par value and fair value at the time of conversion. The Company had $101,162 of cash available as well as availability under the senior revolving credit facility as of February 2, 2008. The cash on hand as well as the availability of borrowings under the senior credit facility provided an adequate source of liquidity to pay 100% of the principal amount of the notes if the holders had elected to exercise their conversion rights.

For the year ended February 3, 2007, there were also 19,219 potentially exercisable shares under the convertible notes that were not included in the computation of diluted EPS due to the assumption of net share settlement.

The FASB is contemplating an amendment to SFAS No. 128 “Earnings Per Share” (“SFAS No. 128”) that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

the notes in its calculation of diluted earnings per share. If and when the FASB amends SFAS No. 128, the effect of the changes would require the Company to use the if-converted method in calculating diluted earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS No. 128 as of January 31, 2009 would not change the diluted share count as the effect would be anti-dilutive due to the loss from continuing operations for the year.

PENSION PLANS

Pension expense is based on actuarial models used to estimate the total benefits ultimately payable to participants and is allocated to the respective service periods. The Company’s funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. The Company may provide additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation.

Beginning in fiscal 2008, the Company’s pension plans are valued annually as of the fiscal year-end balance sheet date in accordance with SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” (“SFAS No. 158”). In prior years, the pension plans were valued annually on November 1st. The projected unit credit method is utilized in recognizing the Company’s pension liabilities.

GIFT CARDS

The Company sells gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized; rather a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards aggregated $33,315 and $33,844 at January 31, 2009, and February 2, 2008, respectively.

Outstanding gift cards may be subject to state escheatment laws. The Company periodically evaluates unredeemed gift cards and if a determination is made that it is remote that the gift card will be redeemed and if it is determined that the gift card is not subject to escheatment, then the Company will reverse the unredeemed liability. The total reversal reflected in net sales for the years ended January 31, 2009 and February 2, 2008 was $5,397 and $11,701, respectively. There was no such reversal for gift card breakage reflected in net sales in fiscal 2006.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

SEGMENT REPORTING

The Company derives all of its revenue from the sale of luxury merchandise. Accordingly, the Company has identified the operation of its retail stores and e-commerce business as the Company’s one reportable segment.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NEW ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB amended SFAS No. 157 to exclude FASB Statement No. 13 “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions. The FASB also issued a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company is in the process of evaluating the impact of applying SFAS No. 157 to nonfinancial assets and liabilities measured on a non-recurring basis. The impact of applying SFAS No. 157 to financial assets and liabilities did not have a material impact on the consolidated financial statements for the year ending January 31, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company elected to continue to record long-term debt at its amortized cost. Accordingly, this standard has no impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS No. 141R also establishes expanded disclosure requirements for business combinations. SFAS No. 141R will become effective as of the beginning of the 2009 fiscal year. Generally, the effect of SFAS No. 141R will depend on the circumstances of any potential future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to require an entity to provide an enhanced understanding of its use of derivative instruments, how they are accounted for under SFAS No. 133 and their effect on the entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective as of the beginning of the 2009 fiscal year. The adoption of this standard will not have a material impact on the consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) No.14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt the provisions of FSP APB 14-1 on February 1, 2009 and will be required to retroactively apply its provisions. The adoption of FSP APB 14-1 is expected to result in approximately $71,852 of the carrying value of the 2.00% convertible senior notes to be reclassified to equity as of the March 2004 issuance date. The amount represents the equity component of the proceeds from the notes calculated assuming a 6.25% non-convertible borrowing rate. The discount will be accreted to interest expense over the 10 year period to the first put date of the notes. Accordingly, the Company will revise its consolidated statements of income to reflect the pre-tax non-cash interest expense of approximately $6,433, $5,989, $5,557, $5,351, and $4,440 for 2008, 2007, 2006, 2005, and 2004, respectively.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this standard will not have a material impact on the consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”), which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132R-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. For the Company, FSP FAS 132R-1 will be effective for fiscal year end 2009 and will result in additional disclosures related to the assets of defined benefit pension plans in notes to the Company’s consolidated financial statements.

NOTE 3 — PROPRIETARY CREDIT CARDS

On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by the National Bank of the Great Lakes and the Company’s ownership interest in the assets of the trust, to HSBC, a third party financial institution.

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

At the end of the ten-year term expiring in 2013, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, all of the accounts and

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the occurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase the credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early at January 31, 2009 would have been approximately $21,787. Management believes the risk of incurring a contingent payment is remote.

In September of 2006 the Company entered into agreements with HSBC and MasterCard International Incorporated to issue a co-branded MasterCard card to new and existing proprietary credit card customers. Under this program, qualifying customers are issued a SFA and MasterCard branded credit card that functions as a traditional proprietary credit card when used at any SFA or OFF 5th store and at Saks Direct or as a MasterCard card when used at any unaffiliated location that accepts MasterCard cards. HSBC establishes and owns the co-brand accounts, retains the benefits and sales associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad-debts associated with the accounts.

With the exception of depreciation expense, all components of the credit card operations are included in SG&A. The credit contribution comprises program compensation and servicing compensation. For 2008, 2007, and 2006, the components of the credit contribution included in SG&A were $29,899, $28,754 and $58,038, respectively

NOTE 4 — PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	January 31, 2009	February 2, 2008
Land and land improvements	$177,069	$177,040
Buildings	594,578	593,635
Leasehold improvements	340,343	349,141
Fixtures and equipment	811,642	797,366
Construction in progress	24,968	24,540

	1,948,600	1,941,722
Accumulated depreciation	(891,183)	(849,718)

	$1,057,417	$1,092,004

Depreciation expense was $134,669, $131,710, and $125,822 in 2008, 2007, and 2006, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 5 — INCOME TAXES

The components of income tax expense (benefit) from continuing operations were as follows:

	2008	2007	2006
Current:
Federal	$1,717	$826	$(100,085)
State	(839)	2,141	(26,566)

	878	2,967	(126,651)
Deferred:
Federal	(48,870)	27,745	85,893
State	1,660	(1,559)	7,732

	(47,210)	26,186	93,625

Total expense (benefit) from continuing operations	$(46,332)	$29,153	$(33,026)

Components of the net deferred tax asset or liability recognized in the consolidated balance sheets were as follows:

	January 31, 2009	February 2, 2008
Current:
Deferred tax assets:
Accrued expenses	$28,099	$27,543
NOL carryforwards	1,029	23,828
Valuation allowance	(2,322)	(10,609)
Deferred tax liabilities:
Inventory	3,110	2,065

Net current deferred tax asset	$29,916	$42,827

Non-current:
Deferred tax assets:
Capital leases	$23,968	$26,018
Rent Adjustments	18,433	—
Pension	15,993	—
Other long-term liabilities	45,913	52,678
AMT Credit	24,269	24,269
NOL carryforwards	134,557	66,611
Valuation allowance	(39,868)	(53,228)
Deferred tax liabilities:
Property and equipment	(11,446)	(19,259)
Other assets	14	19

Net non-current deferred tax asset	$211,833	$97,108

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At January 31, 2009, the Company had deferred tax assets of $78,905 related to U.S. Federal Net Operating Loss (NOL) carryforwards of $225,444. The total Federal NOL carryforwards are $251,956 which includes $26,512 of excess tax deductions associated with our stock option plans which have yet to reduce taxes payable. Upon the utilization of these carryforwards, the associated tax benefits of $9,279 will be recorded to Additional Paid-in-Capital. This amount considers the fact that the carryforwards are restricted under federal income tax change-in-ownership rules. The federal and state NOL carryforwards will expire between 2009 and 2028. The Company believes it is more likely than not that it will be sufficiently profitable during the periods from 2009 to 2028 to utilize all of its federal NOLs and a portion of its existing state NOLs. A valuation allowance has been established against that portion of the existing state NOLs that the Company does not anticipate being able to utilize based on current projections.

During 2008, the valuation allowance was evaluated on a jurisdiction-by-jurisdiction basis which resulted in a net increase to the overall valuation allowance of $6,110 based on projections of future profitability. A similar analysis was performed in 2007, which resulted in a net reduction to the overall valuation allowance of $2,957.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No.109” (“FIN No. 48”) as of February 4, 2007. As a result of the analysis of uncertain tax positions upon the adoption of FIN No. 48, the net deferred tax asset related to the state net operating loss carryforwards increased. Therefore, the Company performed a valuation allowance analysis to determine the realization of this asset. This analysis resulted in an additional valuation allowance of $19,258 with the offset recorded to shareholders’ equity in accordance with Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”(“SOP 90-7”). The Company is subject to the provisions of SOP 90-7 for these net operating losses since these losses were acquired through the acquisition of a company that had previously filed bankruptcy.

Income tax (benefit) expense from continuing operations varies from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences were as follows:

	2008	2007	2006
Expected federal income taxes at 35%	$(59,182)	$27,944	$(12,941)
State income taxes, net of federal benefit	(6,520)	3,335	(10,779)
State NOL valuation allowance adjustment	6,110	(2,957)	(1,465)
Effect of settling tax exams and other tax reserve adjustments	624	690	(10,150)
Executive Compensation	318	367	2,439
Tax-Exempt Interest	—	(662)	(1,761)
Change in State Tax Law	(414)	—	—
Write-off of Expired Federal NOL	10,980	—	—
Other items, net	1,752	436	1,631

Provision (benefit) for income taxes from continuing operations	$(46,332)	$29,153	$(33,026)

During 2008, an additional reserve of $505 was established for issues raised in current state tax examinations and previously filed federal tax returns related to prior periods. In addition, the Company favorably concluded certain tax examinations which resulted in an income tax benefit of $189. During 2007, an additional reserve of $1,793 was established for issues raised in current state tax examinations and previously filed federal

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

tax returns related to prior periods. During 2006, the Company favorably concluded certain tax examinations which resulted in an income tax benefit of $10,150. The Company analyzed its positions related to the reserve for tax exposures and determined that the amount was adequate. The Company will continue to analyze its positions related to the reserve for tax exposures on an ongoing basis.

The Company made income tax payments, net of refunds received of $(10,214), $(17,492) and, $34,222 during 2008, 2007, and 2006, respectively.

As a result of the implementation of FIN No. 48, the Company recorded a $33,671 decrease in the liability for unrecognized tax benefits which was accounted for as an increase to the beginning shareholder’s equity. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	January 31, 2009	February 2, 2008
Unrecognized tax benefits at beginning of year	$47,648	$46,278
Gross amount of increases for tax positions of prior years	505	1,793
Gross amount of decreases for tax positions of prior years	(761)	—
Gross amount of decreases due to statute expirations	(1,256)	(423)
Gross amount of decreases due to tax settlements	(105)	—

Balance at end of year	$46,031	$47,648

Including the cumulative effect decrease, at the beginning and ending of 2008 the Company had $44,646 and $45,339 (net of federal and state benefits) of total unrecognized tax benefits, respectively. Of these totals, $13,264 and $13,958 (net of federal and state benefits) represents the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months as a result of settling uncertain tax positions. However, the Company does not anticipate this to result in any material changes to the amount of unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended January 31, 2009 and February 2, 2008, the Company recognized $1,688 and $377, respectively. in interest and penalties. The Company had $4,918 and $3,230 for the payment of interest and penalties accrued as of January 31, 2009 and February 2, 2008, respectively.

The Company files a consolidated U.S. Federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service for taxable years through January 29, 2005 with no significant adjustments. With respect to the state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and beyond and currently has examinations in progress for several jurisdictions.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 6 — DEBT

A summary of long-term debt and capital lease obligations is as follows:

	January 31, 2009	February 2, 2008
Notes 8.25%, maturing fiscal year 2008	$—	$84,132
Notes 7.50%, maturing fiscal year 2010	45,872	45,872
Notes 9.875%, maturing fiscal year 2011	141,557	141,557
Notes 7.00%, maturing fiscal year 2013	2,922	2,922
Notes 7.375%, maturing fiscal year 2019	1,911	1,911
Convertible Notes 2.00%, maturing fiscal year 2024	230,000	230,000
Revolving credit facility	156,675	—
Terminated interest rate swap agreements, net	53	—
Capital lease obligations	61,083	66,194

	640,073	572,588
Current portion	(4,673)	(319,242)

	$635,400	$253,346

REVOLVING CREDIT AGREEMENT

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The facility matures in September 2011. The obligations under the facility are guaranteed by certain of Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 1.00% to 1.50% or at the higher of the prime rate and federal funds rate. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or fifty percent of the LIBOR borrowing spread (for documentary or commercial letters of credit). The Company also pays an unused line fee of 0.25% per annum on the average daily unused revolver.

During periods in which availability under the agreement is $60,000 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $60,000, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger.

The revolving credit agreement restricts additional debt to specific categories including the following (each category being subject to limitations as described in the revolving credit agreement): debt arising from permitted sale and leaseback transactions; debt to finance purchases of machinery, equipment, real estate and other fixed assets; debt in connection with permitted acquisitions; and unsecured debt. The revolving credit agreement also places certain restrictions on, among other things, asset sales, the ability to make acquisitions and investments, and to pay dividends.

The Company routinely issues stand-by and documentary letters of credit principally related to the funding of insurance reserves. Outstanding letters of credit reduce availability under the revolving line of credit. During 2008, weighted average letters of credit issued under the credit agreement were $28,594. The highest amount of

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

letters of credit outstanding under the agreement during 2008 was $34,326. At January 31, 2009, the Company had $156,675 of direct outstanding borrowings and had letters of credit outstanding of $21,459. The credit agreement contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the credit agreement if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20,000 under that other instrument.

SENIOR NOTES

At January 31, 2009, the Company had $192,262 of unsecured senior notes outstanding, excluding the convertible notes, comprised of four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.00% to 9.88%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s credit facility and have substantially identical terms except for the maturity dates and interest rates payable to investors. Subject to certain exceptions, the notes restrict the Company from incurring secured debt or entering into sale/leaseback transactions that are, in the aggregate greater than 15% (17.5% in the case of the notes due in 2013) of consolidated net tangible assets of the Company. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

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

CONVERTIBLE NOTES

The Company had $230,000 of convertible senior unsecured notes outstanding at January 31, 2009. The notes bear interest at a rate of 2.0% per annum and mature in 2024. Interest is payable on the convertible notes on March 15 and September 15 of each year. The convertible notes are guaranteed by all of the subsidiaries that guarantee the Company’s revolving credit facility.

In certain circumstances, the provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The Company can settle a conversion of the notes with shares and/or cash. The holders may convert the notes at the following times, among others: if the

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company.

The convertible notes are also subject to repurchase at the option of the holders in the event of a change of control or a termination of trading of the Company’s common stock, and the holders may put the notes back to the Company in 2014 or 2019. The Company can call the notes for redemption on or after March 21, 2011.

Subject to certain exceptions, the convertible notes restrict the Company from incurring secured debt or entering into sale and leaseback transactions that are, in the aggregate, greater than 17.5% of consolidated net tangible assets of the Company.

At January 31, 2009, the conversion criteria with respect to the credit rating requirements were met, however the share price was significantly below the conversion price. Due to the share price being significantly below the conversion price, the Company has classified the convertible notes in “long-term debt” on the Company’s balance sheet as of January 31, 2009. At February 2, 2008, the holders of the convertible notes had the ability to exercise their conversion rights as a result of the Company’s share price exceeding 120% of the applicable conversion price for the trading period. Therefore, the convertible notes were classified within “current portion of long-term debt” on the Company’s balance sheet as of February 2, 2008.

The Company used approximately $25,000 of the proceeds from the issuances of the convertible notes to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The terms and conditions of the note hedge include: the strike price is $11.97; the contract is indexed to 19,219 shares of the Company’s common stock; the maturity dates of the hedge instruments range from March 24, 2011 to April 20, 2011. The fair value of the bond hedge is approximately $4,382 at January 31, 2009. The sensitivity of the fair value to a $1 increase in the price of the underlying common stock would be to increase the value of the hedge by approximately $5,151. The sensitivity of the fair value to a $1 decrease in the price of the underlying common stock would be to decrease the value of the hedge by approximately $3,190.

The terms of the written call options include: the strike price is $13.81; the contract is indexed to 19,219 shares of the Company’s common stock; the maturity date of the written call option instruments is August 2, 2011. The fair value of the call option is approximately $4,382 at January 31, 2009. The sensitivity of the fair value to a $1 increase in the price of the underlying common stock would be to increase the value of the call option by approximately $5,151. The sensitivity of the fair value to a $1 decrease in the price of the underlying common stock would be to decrease the value of the call option by approximately $3,190.

These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

MATURITIES

At January 31, 2009, maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows:

Year	Maturities
2009	$4,673
2010	50,924
2011	303,500
2012	5,308
2013	8,746
Thereafter	266,922

$640,073

The Company made interest payments of $31,741, $34,982, and $50,409, of which $1,308, $1,830, and $3,807 was capitalized into property and equipment during 2008, 2007, and 2006, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

At January 31, 2009, future minimum rental commitments under capital leases and non-cancelable operating leases consisted of the following:

	Operating Leases	Capital Leases
2009	$66,857	$11,562
2010	65,356	11,454
2011	60,537	11,234
2012	50,184	10,771
2013	45,329	10,746
Thereafter	188,609	54,908

	$476,872	110,675

Amounts representing interest		(49,592)

Capital lease obligations		$61,083

Total rental expense for operating leases was $101,063, $100,106, and $107,645 during 2008, 2007, and 2006, respectively, including contingent rent of $17,381, $19,612, and $17,897, respectively, and common area maintenance costs of $12,702, $10,297, and $8,236, respectively. The gross amount of assets recorded under capital leases as of January 31, 2009 and February 2, 2008 was $130,946 and 134,825 respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

As of January 31, 2009, the Company had two potential commitments tied to the value of its common stock. First, the Company may be required to deliver shares and/or cash to holders of the convertible notes described in Note 6 prior to the stated maturity date of said notes based on the value of the Company’s common stock. Second, in connection with the issuance of the convertible notes, the Company bought and sold call options to limit the potential dilution from conversion of the notes. The Company may be required to deliver shares and/or cash to the holders of the call options based on the value of the Company’s common stock.

In the normal course of business, the Company purchases merchandise under purchase commitments; enters into contractual commitments with real estate developers and construction companies for new store construction and store remodeling; and maintains contracts for various information technology, telecommunications, maintenance and other services. Commitments for purchasing merchandise generally do not extend beyond six months and may be cancelable several weeks prior to the vendor shipping the merchandise. Contractual commitments for the construction and remodeling of stores are typically lump sum or cost plus construction contracts. Contracts to purchase various services are generally less than one to two year commitments and are cancelable within several weeks notice.

From time to time the Company has issued guarantees to landlords under leases of stores operated by its subsidiaries. Certain of these stores were sold in connection with the SDSG and NDSG transactions. If the purchasers fail to perform certain obligations under the leases guaranteed by the Company, the Company could have obligations to landlords under such guarantees. Based on the information currently available, management does not believe that its potential obligations under these lease guarantees would be material.

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

INCOME TAXES

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

the allocation of income among various tax jurisdictions. Based on annual evaluations of tax filing positions, the Company believes it has adequately accrued for its income tax exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of the current reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At January 31, 2009 certain state examinations were ongoing.

NOTE 8 — EMPLOYEE BENEFIT PLANS

DEFERRED COMPENSATION PLAN

The Company sponsors a non-qualified deferred compensation plan wherein eligible employees can defer a portion of their compensation or unvested restricted stock and allocate the deferrals to a choice of investments options. The liability for compensation deferred under this plan was $10,267 and $19,417 for the years ended January 31, 2009 and February 2, 2008, respectively. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles was $9,701 and $18,886 for the years ended January 31, 2009 and February 2, 2008, respectively, and is included in Other Assets in the accompanying consolidated balance sheets.

EMPLOYEE SAVINGS PLANS

The Company sponsors various qualified savings plans that cover substantially all full-time employees. Company contributions charged to expense under these plans for 2008, 2007, and 2006 were $7,805, $8,403, and $7,282, respectively. The Company’s contributions to the plan have been suspended for the 2009 calendar year. At January 31, 2009, total assets invested by participants related to the employee savings plans was $340,678, of which approximately 1% was invested in the Company’s stock at the discretion of the participating employees.

DEFINED BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan for many employees of the Company. In conjunction with the sale of NDSG, the Company sold to Bon-Ton the assets, and Bon-Ton assumed the liabilities, of the Carson cash balance pension plan. The Company generally funds pension costs, currently subject to regulatory funding requirements. The Company expects funding requirements of up to $1,000 in 2009.

In September 2006, the FASB issued SFAS No. 158, which requires employers to (i) recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost and (iii) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position. The Company adopted the recognition and disclosure requirements of SFAS No. 158 prospectively on February 3, 2007. Effective January 31, 2009, in accordance with SFAS No. 158, the Company changed its measurement date from November 1 to the date of its fiscal year end. The Company elected to adopt the change in measurement date using the alternative transition method. In accordance with the alternative transition method, the actuarial valuation provided a 15-month projection of net periodic benefit cost to January 31, 2009 that resulted in a $344 decrease to 2008 ending retained earnings.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Additionally, the Company amended the SFA Pension Plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan effective on March 13, 2009. This curtailment resulted in a gain of approximately $616 for the year ended January 31, 2009.

The components of net periodic pension expense related to the Company’s pension plan were as follows:

	2008	2007	2006
Net periodic pension expense:
Service cost	$846	$1,323	$4,841
Interest cost	10,613	8,199	8,516
Expected return on plan assets	(15,184)	(11,058)	(9,592)
Recognized actuarial loss	1,005	3,338	4,202
Amortization of prior service costs	(87)	(70)	(395)

Net pension expense	(2,807)	1,732	7,572
FAS 88 charge	—	—	443

Total pension expense (income)	$(2,807)	$1,732	$8,015

Gain recognized due to curtailment	$(616)	$—	$(4,303)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of period	$156,109	$163,915
Service cost	846	1,323
Interest cost	10,613	8,199
Actuarial loss	(3,818)	(3,148)
Benefits paid	(15,079)	(14,180	)(1)

Benefit obligation at end of period	$148,671	$156,109

Change in plan assets:
Fair value of plan assets at beginning of period	$165,878	$151,159
Actual return on plan assets	(55,071)	27,850
Employer contributions	1,309	1,038
Benefits paid	(15,079)	(12,835)
Administrative expenses	(1,764)	(1,334)

Fair value of plan assets at end of period	$95,273	$165,878

Pension plans’ funding status:
Accumulated benefit obligation	$(148,658)	$(156,101)
Effect of projected salary increases	(13)	(8)

Projected benefit obligation	(148,671)	(156,109)
Fair value of plan assets	95,273	165,878

Funded status	(53,398)	9,769
Unrecognized actuarial loss	—	—
Unrecognized prior service cost	—	—
Contributions subsequent to measurement date	—	258

Prepaid (accrued) pension cost classified in other assets (liabilities) at balance sheet date	$(53,398)	$10,027

Amounts recognized in the consolidated balance sheet:
Noncurrent asset	$—	$25,309
Current liabilities	(1,179)	(1,056)
Noncurrent liabilities	(52,219)	(14,226)

Net amount recognized at balance sheet date	$(53,398)	$10,027

Assumptions:
Discount rate, at end of period	6.50%	6.00%
Expected long-term rate of return on assets, for periods ended January 31, 2009 and February 2, 2008	8.00%	8.00%
Average assumed rate of compensation increase	4.00%	4.00%
Measurement date	1/31/09	11/1/07

(1)	The benefits paid in 2007 include the final payment of $1,345 from the Carson Supplemental Executive Retirement Plan which was retained by the Company in conjuction with the sale of NDSG.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Pension assumptions are based upon management’s best estimates as of the annual measurement date. The assumed discount rate utilized is based upon pension discount curves and bond portfolio curves over a duration similar to the plan’s liabilities as of the measurement date. The discount rate is utilized principally in calculating the Company’s pension obligation, which is represented by the Accumulated Benefit Obligation (ABO) and the Projected Benefit Obligation (PBO) and in calculating net pension expense. At January 31, 2009 and February 2, 2008, the discount rate was 6.5% and 6% respectively.

The assumed expected long-term rate of return on assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. This rate is utilized principally in calculating the expected return on plan assets component of the Company’s annual pension expense. The Company’s expected long-term rate of return on assets was 8.0% in 2008 and 2007.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees. This rate is estimated to be 4% for the periods following January 31, 2009 and is utilized principally in calculating the PBO and annual pension expense.

In 2009, the estimated Accumulated Other Comprehensive Income (“AOCI”) amortization of prior service credit and amortization of net loss is $0 and $10,061, respectively, for the pension plan. No refunds are expected from the benefit plan during 2009.

Amounts not yet reflected in net periodic benefit costs and included in AOCI as of January 31, 2009 and February 2, 2008 are as follows:

	2008	2007
Prior service credit	$—	$(704)
Accumulated loss	92,519	25,324

Accumulated other comprehensive loss	92,519	24,620

Plan weighted-average asset investment allocations at January 31, 2009 and November 1, 2007, by asset category were as follows:

	January 31, 2009	November 1, 2007
Equity	55.7%	65.6%
Debt	36.1%	29.1%
Real estate	8.2%	5.3%

Total	100.0%	100.0%

The Company’s pension plan investment strategy is to maintain a diversified portfolio of asset classes with the primary goal to ensure that funds are available to meet the plan’s benefit obligations when they become due.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The plan’s target allocation is determined taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies and expected returns on various asset categories. For the years ended January 31, 2009 and February 2, 2008, the plan’s target asset allocation was approximately 65% equity, 30% fixed income and 5% real estate.

At January 31, 2009, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Benefit Payments
2009	$18,354
2010	16,911
2011	16,095
2012	15,121
2013	14,945
2014 - 2018	51,486

$132,912

NOTE 9 — SHAREHOLDERS’ EQUITY

On October 3, 2006 the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling $558,587, and the Company reduced shareholders’ equity by that amount. Approximately $552,000 of the dividend was paid on November 30, 2006 to shareholders of record as of November 15, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock vest.

As a result of the November 30, 2006 $4.00 per common share dividend payment, the Human Resources and Compensation Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the Company’s long-term incentive plan to adjust the exercise price and number of stock options to reflect the change in the share price on the December 1, 2006 ex-dividend date. In accordance with the provisions of SFAS No. 123R, the discretionary nature of the anti-dilution provisions resulted in a modification of the options. Accordingly, the measurement of the fair value of the options both before and after the ex-dividend date was required resulting in a pre-tax non-cash charge of $13,729.

The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date
	Prior to Adjustment	After Adjustment
Options outstanding	4,547	5,645
Options exercisable	4,489	5,573
Weighted average exercise price:
Options outstanding	$14.49	$11.67
Options exercisable	$14.57	$11.74

On March 6, 2006, the Company’s Board of Directors declared a cash dividend of $4.00 per common share totaling $547,537, and the Company reduced shareholders’ equity by that amount. $538,964 of the dividend was

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

paid on May 1, 2006 to shareholders of record as of April 14, 2006. The remaining portion of the dividend payable will be paid prospectively as, and to the extent, awards of restricted stock vest.

As a result of the May 1, 2006 $4.00 per common share dividend payment, the Human Resources and Compensation Committee of the Company’s Board of Directors exercised its discretion under anti-dilution provisions of the Company’s long-term incentive plan to adjust the exercise price and number of stock options to reflect the change in the share price on the May 2, 2006 ex-dividend date. In accordance with the provisions of SFAS No. 123R, the discretionary nature of the anti-dilution provisions resulted in a modification of the options. Accordingly, the measurement of the fair value of the options before and after the ex-dividend date was required resulting in a pre-tax non-cash charge of $19,600.

The effect of this anti-dilution adjustment is presented below:

	As of the ex-dividend date
	Prior to Adjustment	After Adjustment
Options outstanding	7,148	8,845
Options exercisable	6,870	8,501
Weighted average exercise price:
Options outstanding	$16.58	$13.40
Options exercisable	$16.82	$13.59

On December 8, 2005, the Company announced that in anticipation of the closing of the NDSG transaction, its Board of Directors had approved a 35,000 share increase in its common share repurchase authorization, bringing the total number of authorized shares to 70,025. During 2008, 2007 and 2006, the Company repurchased 2,949, 1,722, and 450 shares for an aggregate amount of $34,899, $27,464, and $6,531, respectively. There were 32,709 shares available for repurchase under the share repurchase program at January 31, 2009.

Each outstanding share of the Company’s common stock has one preferred stock purchase right attached. The rights generally become exercisable ten days after an outside party acquires, or makes an offer for, 20% or more of the common stock. Each right entitles its holder to purchase 1/100 share of Series C Junior Preferred Stock for $50 once the rights become exercisable. The rights expire in November 2018. Once exercisable, if the Company is involved in a merger or other business combination or an outside party acquires 20% or more of the common stock, each right will be modified to entitle its holder (other than the acquirer) to purchase common stock of the acquiring company or, in certain circumstances, common stock having a market value of twice the exercise price of the right.

NOTE 10 — EMPLOYEE STOCK PLANS

The Company maintains an equity incentive plan for the granting of options, stock appreciation rights, performance shares, restricted stock and other forms of equity awards to employees and directors. At January 31, 2009 and February 2, 2008, the Company had available for grant 16,061 and 16,549 shares of common stock, respectively. Options granted generally vest over a four-year period after grant and have an exercise term of seven to ten years from the grant date. Restricted stock and performance shares generally vest one to three years

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

after the grant date, although the plan permits accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors.

In December 2004, the FASB issued SFAS No.123R, which requires companies to expense the value of employee stock options and similar awards. Effective January 29, 2006, the Company adopted SFAS No.123R. The adoption of this standard had an immaterial effect on the Company’s 2006 consolidated financial statements. Total pre-tax stock-based compensation expense for the years ended January 31, 2009, February 2, 2008, and February 3, 2007 was $16,395, $7,724, and $52,072, respectively. The related tax benefit for the years ended January 31, 2009, February 2, 2008, and February 3, 2007 was $6,558, $3,090, and $20,829, respectively.

STOCK OPTIONS

The Company expenses the fair value of all stock-based option grants over the requisite service period on a prospective basis utilizing the Black-Scholes option pricing model. The Black-Scholes model estimates the expected value employees will receive from the options based on a number of assumptions, such as interest rates, employee exercises, the Company’s stock price and dividend yield. The Company did not grant any stock options in 2006. The weighted-average Black-Scholes fair value assumptions are as follows:

	2008	2007
Expected life	5 years	5 years
Risk free interest rate	2.5%	4.6%
Expected volatility	36%	35%
Expected dividend yield	0%	0%

The expected life is a significant assumption as it determines the period for which the risk free interest rate, volatility and dividend yield must be applied. The expected life is the period over which employee groups are expected to hold options. The expected life is calculated using the simplified method in accordance with SAB 107, as amended by SAB 110. The risk free interest rate is based on the expected U.S. Treasury rate over the expected life. Volatility reflects movements in the Company’s stock price over the most recent historical period equivalent to the expected life. The dividend yield is zero as the Company does not anticipate declaring dividends in the foreseeable future.

The Company recognizes compensation expense for stock option awards with graded vesting on a straight line basis over the requisite service period. The Company has not granted stock options with performance or market conditions.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

A summary of the stock options for 2008, 2007, and 2006 is presented below:

	2008			2007			2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	2,421	$13.06		4,861	$11.56		8,400	$15.84
Dividend Adjustments	—	0.00		—	0.00		2,795	3.92
Granted	940	13.04		616	19.79		—	0.00
Exercised	(386)	8.18		(2,930)	11.72		(5,486)	11.00
Forfeited	(488)	15.99		(126)	19.27		(848)	20.21

Outstanding at end of year	2,487	$13.26	$—	2,421	$13.06	$14,004	4,861	$11.56	$38,305
Options exercisable at year end	1,194	$11.17	$—	1,837	$10.92	$14,004	4,814	$11.61	$37,694

Weighted average fair value of options granted during the year			$4.65			$7.61			$—

The total intrinsic value of stock options exercised during 2008, 2007, and 2006 was $1,951, $25,915, and $43,365, respectively.

The following table summarizes information about stock options outstanding at January 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at January 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$5.15 to $8.66	635	1.5	$6.72	635	1.5	$6.72
$8.67 to $13.04	941	5.9	$12.87	58	2.3	$10.29
$13.05 to $19.68	345	0.4	$15.62	342	0.3	$15.59
$19.69 to $20.31	566	5.1	$19.80	159	5.1	$19.79

	2,487	3.8	$13.26	1,194	1.7	$11.17

In 2006, due to the two $4 cash dividends paid, the Company recorded non-cash charges of $33,329 for the re-measurement of the fair value of the options.

RESTRICTED STOCK AND PERFORMANCE SHARES

The Company granted restricted stock awards of 2,184, 406, and 372 shares to certain employees in 2008, 2007, and 2006, respectively. The fair value of the restricted stock is based on the market value of the Company’s common stock on the date of grant. The fair value of these shares on the dates of grants was $27,934,

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

$8,843, and $7,285 for 2008, 2007, and 2006, respectively. During 2008, 2007, and 2006, compensation cost, net of related tax effects, of $6,511, $2,162, and $2,846, respectively, was recognized in connection with the Company’s restricted stock grants.

Compensation cost for the restricted stock awards that cliff vest is expensed on a straight line basis over the requisite service period. Restricted stock with graded vesting features are treated as multiple awards based upon the vesting date. The Company records compensation cost for these awards on a straight line basis over the requisite service period for each separately vesting portion of the award.

A summary of restricted stock awards for the year ended January 31, 2009 is presented below:

	Shares	Weighted Average Grant Price
Nonvested at February 2, 2008	944	$18.83
Granted	2,184	12.79
Vested	(129)	15.99
Canceled	(280)	15.74

Nonvested at January 31, 2009	2,719	$14.43

The Company granted performance shares under its long-term incentive plan. The fair value of the performance shares is based on the market value of the Company’s common stock on the date of grant. The actual number of performance shares earned is based on the level of performance achieved relative to established operating (non-market condition) goals for the one-year performance period beginning February 3, 2008 and range from 0% to 150% of the target number of performance shares granted. In addition, once earned, performance shares are not payable unless the grantee remains employed by the Company for an additional two years. Compensation cost for the performance shares that cliff vest is expensed on a straight line basis over the requisite service period. Performance shares with graded vesting features are treated as multiple awards based upon the vesting date. The Company records compensation cost for these awards on a straight line basis over the requisite service period for each separately vesting portion of the award.

The Company granted performance shares of 816, 570, and 568 to certain employees in 2008, 2007, and 2006, respectively. The fair value of these shares on the dates of grants was $10,632, $11,282, and $11,026 for 2008, 2007, and 2006, respectively. The performance measure was not met for the 2008 performance shares and therefore no shares were earned. Accordingly, no compensation cost was recognized for these shares. During 2008, 2007 and 2006, compensation cost recognized for performance shares earned in prior years, net of related tax effects, was $1,735, $1,605 and $8,279, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

A summary of performance share awards for the year ended January 31, 2009 is presented below:

	Shares	Weighted Average Grant Price
Nonvested at February 2, 2008	679	$19.73
Granted	816	13.04
Vested	(142)	18.56
Canceled	(30)	13.75

Nonvested at January 31, 2009	1,323	$15.87

At January 31, 2009 and February 2, 2008, the Company had unearned compensation amounts related to non-vested restricted stock and performance shares of $29,986 and $15,562, respectively, which will be recognized over a weighted average period of approximately 2.5 years.

STOCK PURCHASE PLAN

The Company’s employee stock purchase plan provides for an aggregate of 1,450 shares of the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discount to market value. Under the plan, 250, 37, and 40 shares of the Company’s common stock were purchased by employees in 2008, 2007, and 2006, respectively. During 2008, 2007, and 2006, compensation cost, net of related tax effects, of $189, $60, and $61, respectively, was recognized in connection with the shares issued. At January 31, 2009, the plan had 148 shares available for future offerings.

On December 3, 2008, the Human Resources and the Compensation Committee of the Board of Directors suspended the employee stock purchase plan for the 2009 calendar year.

NOTE 11 — FAIR VALUE MEASUREMENTS

Effective February 3, 2008, the Company partially adopted SFAS No. 157. The partial adoption is in accordance with FSP No. FAS 157-2, which allows for the delay of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are not measured at fair value on a regular basis.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of these three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company may also be required, from time to time, to measure certain other financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.

As of January 31, 2009, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs.

NOTE 12 — FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of the Company’s cash and cash equivalents and accounts payable approximate their carrying amounts reported in the consolidated balance sheets, due to the immediate or short-term maturity of these instruments. For variable rate notes that reprice frequently, such as the Company’s revolving credit agreement, fair value approximates carrying value.

The fair values of the Company’s financial instruments other than the instruments considered short-term in nature at January 31, 2009 and February 2, 2008 were as follows:

	Carrying Amount	Estimated Fair Value
January 31, 2009
7.50% senior notes	$45,872	$36,698
9.875% senior notes	$141,557	$99,090
7.00% senior notes	$2,922	$1,753
7.375% senior notes	$1,911	$993
2.00% convertible notes	$230,000	$89,125

February 2, 2008
8.25% senior notes	$84,132	$84,868
7.50% senior notes	$45,872	$45,241
9.875% senior notes	$141,557	$144,211
7.00% senior notes	$2,922	$2,922
7.375% senior notes	$1,911	$1,911
2.00% convertible notes	$230,000	$367,425

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices. The estimated fair value of the convertible note hedge and written call option was $0 and $11,339 at January 31, 2009 and February 2, 2008, respectively.

NOTE 13 — STORE DISPOSITIONS, INTEGRATION AND OTHER CHARGES

In October 2004, the Company announced its intention to close 12 SFA stores. The net pre-tax charges resulting from the closing of these stores are principally related to asset impairments, lease terminations, inventory write-downs and severance costs, partially offset by gains on the dispositions of one or more stores. As it relates to these closings, the Company incurred charges of $6,353 for lease termination costs at closed stores and $268 for severance charges during the fiscal year ended February 3, 2007. Severance costs represent the portion of accrued benefits for employees that will exist when the stores are closed which were paid in the year incurred. Lease termination costs are included in Impairments and Dispositions, markdown charges are included

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

in Gross Margin, and severance costs are included in Selling, General, and Administrative expense in the accompanying consolidated statements of income. There were no amounts payable related to these charges as of January 31, 2009.

During the fourth quarter of 2008, the Company discontinued the operations of its CLL specialty store business which consisted of 98 leased, mall-based stores. Along with the previous disposition of the SDSG businesses, CLL was no longer determined to be a strategic fit for the Company. CLL generated revenues of approximately $52,231 million for 2008 and was not profitable. The Company incurred charges of $44,521 in 2008 associated with the CLL store closings which are included in discontinued operations in the consolidated statements of income.

The following table summarizes costs incurred and amounts payable for severance, lease termination and other closing costs related to the discontinuation of the CLL business during the year ended January 31, 2009:

	Severance and Personel Related Costs	Lease Termination Costs		Other Closing Costs	Total
Balance at February 3, 2008	$—	$—		$—	$—
2008 expenses	5,074	17,746	(1)	1,444	24,264
Paid in 2008	(1,423)	(7,966)		(1,272)	(10,661)

Balance at January 31, 2009	$3,651	$9,780		$172	$13,603

(1)	Excludes a non-cash deferred rent benefit of $3,701.

The amounts payable relating to the disposition of the CLL business as of January 31, 2009 are expected to be paid during the year ending January 30, 2010. In addition to the amounts in the table above, the Company incurred charges of approximately $6,965 for inventory liquidation costs and $16,993 for asset impairments in 2008. The Company expects to incur nominal charges and complete its restructuring plan relating to CLL in 2009.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2008 and 2007 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 31, 2009:
Total sales	$850,041	$656,968	$687,229	$835,505
Gross margin	322,843	227,407	243,261	173,738
Operating income (loss)	42,614	(41,566)	(14,369)	(122,067)
Income (loss) from continuing operations	19,912	(29,948)	(29,819)	(82,907)
Net income (loss)	18,277	(31,709)	(42,755)	(98,754)
Basic earnings (loss) per common share	$0.13	$(0.23)	$(0.31)	$(0.72)
Diluted earnings (loss) per common share	$0.13	$(0.23)	$(0.31)	$(0.72)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended February 2, 2008:
Total sales	$779,932	$679,958	$782,469	$981,717
Gross margin	321,221	239,080	327,000	364,524
Operating income (loss)	33,922	(31,271)	47,657	52,568
Income (loss) from continuing operations	11,938	(23,764)	23,036	39,477
Net income (loss)	11,037	(24,626)	21,590	39,472
Basic earnings (loss) per common share	$0.08	$(0.17)	$0.15	$0.28
Diluted earnings (loss) per common share	$0.07	$(0.17)	$0.14	$0.26

NOTE 15 — CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for 2008, 2007 and 2006 for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the years ended January 31, 2009, February 2, 2008, and February 3, 2007 reflect the legal entity compositions at the respective dates. Certain 2007 and 2006 amounts in the following tables have been revised to reflect the allocation of deferred income taxes between Saks Incorporated and the guarantors of Saks Incorporated’s senior notes.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and its subsidiaries. At January 31, 2009, Saks Incorporated was the sole obligor for the majority of the Company’s long-term debt and maintained a small group of corporate employees.

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2009

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$3,029,743		$3,029,743
Cost of sales		2,062,494		2,062,494

GROSS MARGIN		967,249		967,249
Selling, general and administrative expenses	$13	770,802		770,815
Other operating expenses	947	317,408		318,355
Store pre-opening costs		2,328		2,328
Impairments and dispositions		11,139		11,139

OPERATING LOSS	(960)	(134,428)	—	(135,388)

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries —continuing operations	(106,819)		$106,819
Interest expense	(30,252)	(9,054)		(39,306)
Other income, net	5,600			5,600

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR INCOME TAXES	(132,431)	(143,482)	106,819	(169,094)
Benefit for income taxes	(9,669)	(36,663)		(46,332)

LOSS FROM CONTINUING OPERATIONS	(122,762)	(106,819)	106,819	(122,762)
DISCONTINUED OPERATIONS:
Equity in earnings of subsidiaries —discontinued operations (net of tax)	(32,179)		32,179
Loss from discontinued operations before Benefit for income taxes		(52,727)		(52,727)
Benefit for income taxes		(20,548)		(20,548)

LOSS FROM DISCONTINUED OPERATIONS	(32,179)	(32,179)	32,179	(32,179)
NET LOSS	$(154,941)	$(138,998)	$138,998	$(154,941)

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2009

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$236	$10,037		$10,273
Merchandise inventories		728,841		728,841
Other current assets		105,350		105,350
Deferred income taxes, net		29,916		29,916

TOTAL CURRENT ASSETS	236	874,144	—	874,380
PROPERTY AND EQUIPMENT, NET		1,057,417		1,057,417
DEFERRED INCOME TAXES, NET	77,738	134,095		211,833
OTHER ASSETS	5,043	16,335		21,378
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,553,960		$(1,553,960)

	$1,636,977	$2,081,991	$(1,553,960)	$2,165,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$90,208		$90,208
Accrued expenses and other current liabilities	$8,235	267,312		275,547
Current portion of long-term debt	84,132	(79,459)		4,673

TOTAL CURRENT LIABILITIES	92,367	278,061	—	370,428
LONG-TERM DEBT	578,990	56,410		635,400
OTHER LONG-TERM LIABILITIES		193,560		193,560
INVESTMENT BY AND ADVANCES FROM PARENT		1,553,960	$(1,553,960)
SHAREHOLDERS’ EQUITY	965,620			965,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,636,977	$2,081,991	$(1,553,960)	$2,165,008

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2009

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net loss	$(154,941)	$(138,998)	$138,998	$(154,941)
Loss from discontinued operations	(32,179)	(32,179)	32,179	(32,179)

Loss from continuing operations	(122,762)	(106,819)	106,819	(122,762)
Adjustments to reconcile net income to net Cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	106,819		(106,819)
Depreciation and amortization		134,694		134,694
Equity compensation	16,395			16,395
Gain on sale of building		(3,400)		(3,400)
Deferred income taxes	4,411	(51,621)		(47,210)
Impairments and dispositions		11,139		11,139
Changes in operating assets and liabilities, net	(108,911)	137,225		28,314

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES —CONTINUING OPERATIONS	(104,048)	121,218	—	17,170
NET CASH USED IN OPERATING ACTIVITIES — DISCONTINUED OPERATIONS		(18,667)		(18,667)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(104,048)	102,551	—	(1,497)
INVESTING ACTIVITIES
Purchases of property and equipment		(127,305)		(127,305)
Proceeds from sale of property and equipment		4,338		4,338

NET CASH USED IN INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(122,967)	—	(122,967)
NET CASH USED IN INVESTING ACTIVITIES — DISCONTINUED OPERATIONS		(1,875)		(1,875)

NET CASH USED IN INVESTING ACTIVITIES	—	(124,842)	—	(124,842)

FINANCING ACTIVITIES
Intercompany borrowings	(105,900)	105,900
Payments on long-term debt and capital lease obligations	—	(89,242)		(89,242)
Proceeds from revolving credit facility	156,675			156,675
Cash dividends paid	(1,183)			(1,183)
Purchase of common stock	(34,889)			(34,889)
Proceeds from issuance of common stock	4,089			4,089

NET CASH PROVIDED BY FINANCING ACTIVITIES — CONTINUING OPERATIONS	18,792	16,658	—	35,450
NET CASH PROVIDED BY FINANCING ACTIVITIES —DISCONTINUED OPERATIONS	—	—	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,792	16,658	—	35,450
DECREASE IN CASH AND CASH EQUIVALENTS	(85,256)	(5,633)	—	(90,889)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	85,492	15,670	—	101,162

CASH AND CASH EQUIVALENTS AT END OF YEAR	$236	$10,037	$—	$10,273

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED FEBRUARY 2, 2008

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$3,224,076		$3,224,076
Cost of sales		1,972,251		1,972,251

GROSS MARGIN		1,251,825		1,251,825
Selling, general and administrative expenses	$3,910	823,714		827,624
Other operating expenses	86	316,253		316,339
Store pre-opening costs		707		707
Impairments and dispositions		4,279		4,279

OPERATING INCOME (LOSS)	(3,996)	106,872	—	102,876

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries —continuing operations	61,474		$(61,474)
Interest expense	(32,962)	(9,352)		(42,314)
Loss on extinguishment of debt	(5,634)			(5,634)
Other income, net	24,908	4		24,912

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	43,790	97,524	(61,474)	79,840
Provision (benefit) for income taxes	(6,897)	36,050		29,153

INCOME FROM CONTINUING OPERATIONS	50,687	61,474	(61,474)	50,687
DISCONTINUED OPERATIONS:
Equity in earnings of subsidiaries —discontinued operations (net of tax)	(3,214)		3,214	—
Loss from discontinued operations		(4,860)		(4,860)
Benefit for income taxes		(1,646)		(1,646)

LOSS FROM DISCONTINUED OPERATIONS	(3,214)	(3,214)	3,214	(3,214)
NET INCOME	$47,473	$58,260	$(58,260)	$47,473

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF FEBRUARY 2, 2008

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,492	$15,670		$101,162
Merchandise inventories		857,173		857,173
Other current assets		124,973		124,973
Deferred income taxes, net		42,827		42,827

TOTAL CURRENT ASSETS	85,492	1,040,643		1,126,135
PROPERTY AND EQUIPMENT, NET		1,092,004		1,092,004
DEFERRED INCOME TAXES, NET	68,069	29,039		97,108
OTHER ASSETS	7,962	47,815		55,777
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,531,222		$(1,531,222)

	$1,692,745	$2,209,501	$(1,531,222)	$2,371,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$176,844		$176,844
Accrued expenses and other current liabilities	$10,744	274,208		284,952
Current portion of long-term debt	314,132	5,110		319,242

TOTAL CURRENT LIABILITIES	324,876	456,162		781,038
LONG-TERM DEBT	192,263	61,083		253,346
OTHER LONG-TERM LIABILITIES	—	161,034		161,034
INVESTMENT BY AND ADVANCES FROM PARENT		1,531,222	$(1,531,222)
SHAREHOLDERS’ EQUITY	1,175,606			1,175,606

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,692,745	$2,209,501	$(1,531,222)	$2,371,024

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 2, 2008

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$47,473	$58,260	$(58,260)	$47,473
Loss from discontinued operations	(3,214)	(3,214)	3,214	(3,214)

Income from continuing operations	50,687	61,474	(61,474)	50,687
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	(61,474)	—	61,474	—
Depreciation and amortization		131,737		131,737
Equity Compensation	7,724			7,724
Gain on lease termination		(1,669)		(1,669)
Gain on sale of building		(1,069)		(1,069)
Deferred income taxes	3,966	22,220		26,186
Loss on extinguishment of debt	5,634			5,634
Impairments and dispositions		4,279		4,279
liabilities, net	50,616	(206,726)		(156,110)

NET CASH PROVIDED BY OPERATING ACTIVITIES —CONTINUING OPERATIONS	57,153	10,246	—	67,399
NET CASH PROVIDED BY OPERATING ACTIVITIES —DISCONTINUED OPERATIONS		4,080		4,080

NET CASH PROVIDED BY OPERATING ACTIVITIES	57,153	14,326	—	71,479
INVESTING ACTIVITIES
Purchases of property and equipment		(136,726)		(136,726)
Proceeds from sale of assets		12,352		12,352

NET CASH USED IN INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(124,374)	—	(124,374)
NET CASH USED IN INVESTING ACTIVITIES — DISCONTINUED OPERATIONS		(4,259)		(4,259)

NET CASH USED IN INVESTING ACTIVITIES	—	(128,633)	—	(128,633)

FINANCING ACTIVITIES
Intercompany borrowings	(236,319)	236,319
Payments on long-term debt and capital lease obligations	(263)	(118,717)		(118,980)
Payment of dividend	(7,430)			(7,430)
Purchase of common stock	(27,464)			(27,464)
Proceeds from issuance of stock	34,307			34,307
Purchases and retirements of common stock	—			—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES — CONTINUING OPERATIONS	(237,169)	117,602	—	(119,567)
NET CASH USED IN FINANCING ACTIVITIES — DISCONTINUED OPERATIONS		—		—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(237,169)	117,602	—	(119,567)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(180,016)	3,295	—	(176,721)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	265,508	12,375		277,883

CASH AND CASH EQUIVALENTS AT END OF YEAR	$85,492	$15,670	$—	$101,162

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED FEBRUARY 3, 2007

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$2,888,427		$2,888,427
Cost of sales		1,780,127		1,780,127

GROSS MARGIN		1,108,300		1,108,300
Selling, general and administrative expenses	$6,601	792,691		799,292
Other operating expenses	128	311,950		312,078
Store pre-opening costs		408		408
Impairments and dispositions		11,775		11,775

OPERATING LOSS	(6,729)	(8,524)	—	(15,253)

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries —continuing operations	7,493		$(7,493)
Interest expense	(40,442)	(9,694)		(50,136)
Gain on extinguishment of debt	7			7
Other income, net	28,407			28,407

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR INCOME TAXES	(11,264)	(18,218)	(7,493)	(36,975)
Benefit for income taxes	(7,315)	(25,711)		(33,026)

LOSS FROM CONTINUING OPERATIONS	(3,949)	7,493	(7,493)	(3,949)
DISCONTINUED OPERATIONS:
Equity in earnings of subsidiaries —discontinued operations (net of tax)	57,691		(57,691)	—
Income from discontinued operations (including gain on disposal of $191,918)	—	188,227		188,227
Provision for income taxes	—	130,536		130,536

INCOME FROM DISCONTINUED OPERATIONS	57,691	57,691	(57,691)	57,691
NET INCOME	$53,742	$65,184	$(65,184)	$53,742

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 3, 2007

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net income	$53,742	$65,184	$(65,184)	$53,742
Income from discontinued operations	57,691	57,691	(57,691)	57,691

Loss from continuing operations	(3,949)	7,493	(7,493)	(3,949)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries — continuing operations	(7,493)		7,493
Depreciation and amortization		125,849		125,849
Equity compensation	52,072			52,072
Excess tax benefit from stock-based compensation	(16,027)			(16,027)
Deferred income taxes	4,241	89,384		93,625
Gain on extinguishment of debt	(7)			(7)
Impairments and dispositions		11,775		11,775
Changes in operating assets and liabilities, net	10,795	(120,344)		(109,549)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES — CONTINUING OPERATIONS	39,632	114,157	—	153,789
NET CASH USED IN OPERATING ACTIVITIES — DISCONTINUED OPERATIONS		(98,504)		(98,504)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	39,632	15,653	—	55,285
INVESTING ACTIVITIES
Purchases of property and equipment		(121,355)		(121,355)
Proceeds from sale of assets		171		171

NET CASH USED IN INVESTING ACTIVITIES — CONTINUING OPERATIONS	—	(121,184)	—	(121,184)
NET CASH PROVIDED BY INVESTING ACTIVITIES — DISCONTINUED OPERATIONS		1,304,701		1,304,701

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	1,183,517	—	1,183,517

FINANCING ACTIVITIES
Intercompany borrowings	1,195,647	(1,195,647)		—
Payments on long-term debt	(263)	(7,108)		(7,371)
Excess tax benefit from stock based compensation	16,027			16,027
Payments on long-term debt				—
Cash dividends paid	(1,095,025)			(1,095,025)
Proceeds from issuance of common stock	(6,531)			(6,531)
Purchases and retirements of common stock	51,730			51,730

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES —CONTINUING OPERATIONS	161,585	(1,202,755)	—	(1,041,170)
NET CASH USED IN FINANCING ACTIVITIES — DISCONTINUED OPERATIONS		(149)		(149)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	161,585	(1,202,904)	—	(1,041,319)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	201,217	(3,734)	—	197,483
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,000	31,312		77,312
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN ASSETS HELD FOR SALE AT END OF YEAR		3,088		3,088

CASH AND CASH EQUIVALENTS AT END OF YEAR	$247,217	$30,666	$—	$277,883

SAKS INCORPORATED & SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
(Dollars In Thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Allowance for sales returns, net:
Balance at Beginning of Year	$7,255	$6,848	$8,645
Charged to Costs and Expenses	946,230	961,593	1,003,822
Reserve related to sold Proffitt’s and Parisian businesses	—	—	(1,155)
Reserve related to sold NDSG business	—	—	(2,335)
Deductions (A)	(949,247)	(961,186)	(1,002,129)

Balance at End of Year	$4,238	$7,255	$6,848

(A)	Deductions consist of actual returns net of related costs and commissions.

	Year Ended
(Dollars In Thousands)	January 31, 2009	February 2, 2008	February 3, 2007
Valuation Allowance in Deferred Tax Assets
Balance at Beginning of Year	$63,837	$47,592	$47,104
Charged (Credited) to Income	6,110	(2,957)	(1,465)
Charged (Credited) to Shareholders’ Equity	—	19,258	—
Increase (Decrease) to Reserve	(27,757)	(56)	1,953

Balance at End of Year	$42,190	$63,837	$47,592