Form 10-Q
period 2009-05-02
SAKS INC
filed 2009-06-04
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule-405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2009, the number of shares of the Registrant’s Common Stock outstanding was 144,375,155.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	May 2, 2009	January 31, 2009	May 3, 2008
		Revised	Revised
ASSETS
Current Assets
Cash and cash equivalents	$10,252	$10,273	$124,523
Merchandise inventories	779,474	728,841	841,068
Other current assets	97,977	105,350	141,677
Deferred income taxes, net	26,721	29,916	41,428

Total current assets	914,424	874,380	1,148,696
Property and Equipment, net	1,042,960	1,058,393	1,082,597
Deferred Income Taxes, net	200,289	194,956	77,640
Other Assets	19,684	19,947	49,643

TOTAL ASSETS	$2,177,357	$2,147,676	$2,358,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$140,252	$90,208	$204,382
Accrued expenses and other current liabilities	217,429	274,141	255,254
Dividend payable	932	1,406	1,475
Current portion of long-term debt	4,686	4,673	88,980

Total current liabilities	363,299	370,428	550,091
Long-Term Debt	631,940	593,103	434,686
Other Long-Term Liabilities	193,858	193,560	162,543

Total liabilities	1,189,097	1,157,091	1,147,320
Commitments and Contingencies	—	—	—
Shareholders’ Equity	988,260	990,585	1,211,256

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,177,357	$2,147,676	$2,358,576

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
		Revised
NET SALES	$621,266	$850,041
Cost of sales (excluding depreciation and amortization)	382,858	527,198

Gross margin	238,408	322,843
Selling, general and administrative expenses	155,434	199,387
Other operating expenses:
Property and equipment rentals	26,471	26,272
Depreciation and amortization	33,340	31,865
Taxes other than income taxes	20,159	22,446
Store pre-opening costs	627	241
Impairments and dispositions	186	18

OPERATING INCOME	2,191	42,614
Interest expense	(10,435)	(11,626)
Other income, net	97	947

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,147)	31,935
Provision (benefit) for income taxes	(3,266)	12,980

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,881)	18,955
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(363)	(2,497)
Benefit for income taxes	(127)	(862)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(236)	(1,635)

NET INCOME (LOSS)	$(5,117)	$17,320

Per-Share amounts - Basic
Income (loss) from continuing operations	$(0.04)	$0.13
Loss from discontinued operations	$(0.00)	$(0.01)
Net Income (loss) per share	$(0.04)	$0.12
Per-Share Amounts - Diluted
Income (loss) from continuing operations	$(0.04)	$0.13
Loss from discontinued operations	$(0.00)	$(0.01)
Net Income (loss) per share	$(0.04)	$0.12
Weighted average common shares:
Basic	138,297	139,904
Diluted	138,297	140,830

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	May 2, 2009	May 3, 2008
		Revised
Operating Activities:
Net Income (Loss)	$(5,117)	$17,320
Loss from discontinued operations	(236)	(1,635)

Income (loss) from continuing operations	(4,881)	18,955
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,340	31,865
Impairments and dispositions	186	18
Equity compensation	4,171	3,489
Amortization of discount on convertible senior notes	1,769	1,664
Deferred income taxes	(3,330)	9,844
Change in operating assets and liabilities, net	(26,349)	(2,530)

Net Cash Provided By Operating Activities - Continuing Operations	4,906	63,305
Net Cash Provided By (Used In) Operating Activities - Discontinued Operations	(13,596)	702

Net Cash Provided By (Used In) Operating Activities	(8,690)	64,007
Investing Activities:
Purchases of property and equipment	(27,956)	(24,267)
Proceeds from the sale of property and equipment	8	14

Net Cash Used In Investing Activities - Continuing Operations	(27,948)	(24,253)
Net Cash Used In Investing Activities - Discontinued Operations	—	(701)

Net Cash Used In Investing Activities	(27,948)	(24,954)
Financing Activities:
Proceeds from revolving credit facility	38,325	—
Payments on long-term debt and capital lease obligations	(1,237)	(1,498)
Cash dividends paid	(471)	(1,139)
Purchases and retirements of common stock	—	(14,765)
Proceeds from the issuance of common stock	—	1,710

Net Cash Provided By (Used In) Financing Activities - Continuing Operations	36,617	(15,692)
Net Cash Used In Financing Activities - Discontinued Operations	—	—

Net Cash Provided by (Used In) Financing Activities	36,617	(15,692)
Increase (decrease) in Cash and Cash Equivalents	(21)	23,361
Cash and cash equivalents at beginning of period	10,273	101,162
Cash and cash equivalents at end of period	$10,252	$124,523

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended May 2, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010 (fiscal year 2009). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The accompanying condensed consolidated balance sheet at January 31, 2009 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The Company retrospectively adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Accounting Principles Board (“APB”) No. 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) on February 1, 2009, which requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component) (see Note 4). Certain prior period amounts in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, and Condensed Consolidated Statements of Cash Flows have been revised to reflect the impact of the Company’s adoption of FSP APB 14-1.

The Company’s operations consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH, and SFA’s e-commerce operations. Previously, the Company also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The operations of CLL are presented as discontinued operations in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the current and prior year periods.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net Sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $6,191 and $7,603 for the three months ended May 2, 2009 and May 3, 2008, respectively. Leased department sales were $47,616 and $55,563 for the three months ended May 2, 2009 and May 3, 2008, respectively, and were excluded from Net Sales in the accompanying Condensed Consolidated Statements of Income.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $240 and $107,014 at May 2, 2009 and May 3, 2008, respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $38 and $883 for the three-month periods ending May 2, 2009 and May 3, 2008, respectively, and is reflected in Other Income in the accompanying Condensed Consolidated Statements of Income.

Inventory – Merchandise inventories are stated at the lower of cost or market and include freight, buying and distribution costs. The Company takes markdowns related to slow moving inventory, ensuring the appropriate inventory valuation. The Company receives vendor provided support in different forms. When the vendor provides support for inventory markdowns, the Company records the support as a reduction to cost of sales. Such support is recorded in the period that the corresponding markdowns are taken. When the Company receives inventory-related support that is not designated for markdowns, the Company includes this support as a reduction in the cost of purchases.

Impairments and Dispositions – The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate. The Company also performs an asset impairment analysis at each fiscal year end. The Company incurred net charges primarily related to asset dispositions in the normal course of business of $186 and $18 for the three month period ended May 2, 2009 and May 3, 2008, respectively. Asset dispositions are included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of Income.

Segment Reporting – The Company derives all of its revenue from the sale of luxury merchandise. Accordingly, the Company has identified the operation of its retail stores and e-commerce business as the Company’s one reportable segment.

Income Taxes – The effective income tax rate from continuing operations for the three-month period ended May 2, 2009 was 40.1%, as compared to 40.6%, for the three-month period ended May 3, 2008. There was no material change in the effective rate or its components for the three-month period ending May 2, 2009.

Components of the Company’s income tax expense (benefit) from continuing operations for the three-month period ending May 2, 2009 and May 3, 2008 were as follows:

	Three Months Ended
	May 2, 2009	May 3, 2008
		Revised
Expected federal income taxes at 35%	$(2,852)	$11,177
State income taxes, net of federal benefit	(445)	1,035
Effect of settling tax exams and other tax reserve adjustments	(171)	495
Other items, net	202	273

Provision (benefit) for income taxes from continuing operations	$(3,266)	$12,980

It is reasonably possible that the amount of unrecognized tax benefits will increase or decrease in the next twelve months as a result of settling uncertain tax positions. However, the Company does not anticipate this to result in any material change to the amount of unrecognized tax benefits.

The Company files a consolidated U.S. Federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service for taxable years through January 29, 2005. With respect to state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and currently has examinations in progress for several jurisdictions.

Our consolidated balance sheet as of May 2, 2009 includes a gross deferred tax asset of $165,568 related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating loss incurred during the fiscal year ended January 31, 2009 due principally to difficult current market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $42,190 of these tax benefits are more likely than not to be realized in the future. The Company has incurred a cumulative loss over the three years ended May 2, 2009; however, after evaluating all available evidence including our past operating results, the macroeconomic factors contributing to the most recent fiscal year loss, the length of the carryforward periods available, and our forecast of future taxable income, including the implementation of prudent and feasible tax planning strategies, we concluded that it is more likely than not the net deferred tax asset will be realized. Therefore, no additional valuation allowance was recorded during the quarter ended May 2, 2009. We will continue to assess the need for a valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then a valuation allowance may be required to reduce the deferred tax assets which could have a material impact on our results of operations in the period in which it is recorded.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In May 2008, the FASB issued FSP APB 14-1 which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The Company adopted the provisions of FSP APB 14-1 on February 1, 2009. See Note 4 for further discussion of the adoption of FSP APB 14-1.

In February 2008, the FASB issued FSP Statement of Financial Accounting Standards (“SFAS”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delayed the effective date of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on February 1, 2009. See Note 6 for further discussion of the adoption of FSP SFAS 157-2.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. The Company adopted the provisions of SFAS 141(R) on February 1, 2009 and will apply them to any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS 160 is effective as of the beginning of the 2009 fiscal year. The adoption of SFAS 160 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three months ended May 2, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require an entity to provide an enhanced understanding of its use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective as of the beginning of the 2009 fiscal year. The adoption of SFAS 161 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three months ended May 2, 2009.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended May 2, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of EITF 07-5 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three months ended May 2, 2009.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). EITF 08-3 clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. The adoption of EITF 08-3 as of February 1, 2009 did not have a material impact on the Company’s consolidated financial statements for the three months ended May 2, 2009.

Recently Issued Pronouncements

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP SFAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurement using significant unobservable inputs and concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of FSP SFAS 157-4 will have a material impact on the Company’s condensed consolidated financial statements in future periods.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of FSP SFAS 115-2 and SFAS 124-2 will have a material impact on the Company’s condensed consolidated financial statements in future periods.

In April 2009, the FASB issued FSP SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company will adopt the new disclosure requirements for the interim period beginning May 3, 2009.

NOTE 3 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three-month period ending May 2, 2009 and May 3, 2008, respectively, are as follows:

	For the Three Months Ended May 2, 2009			For the Three Months Ended May 3, 2008
				Revised
	Net Loss	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$(5,117)	138,297	$(0.04)	$17,320	139,904	$0.12
Effect of dilutive stock options and restricted stock	—	—	—	—	926	—

Diluted EPS	$(5,117)	138,297	$(0.04)	$17,320	140,830	$0.12

As of May 2, 2009, the Company had 2,779 options and 6,056 unvested restricted stock and performance share awards outstanding that were excluded from the computation of diluted EPS because the potential common shares would have been anti-dilutive as the Company generated a net loss for the three months ended May 2, 2009. These options and unvested restricted stock and performance share awards represent the number of shares outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS. There were also 19,219 of potentially exercisable shares under the convertible notes that were not included in the computation of diluted EPS for the three months ended May 2, 2009 because inclusion of the potential common shares would have been anti-dilutive as the Company generated a net loss for the period.

As of May 3, 2008, the Company had 1,132 options and 885 performance share awards of potentially dilutive common stock outstanding that were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the common shares for the period or the performance criteria were not met. There were also 19,219 of potentially exercisable shares under the convertible notes that were not included in the computation of diluted EPS due to the assumption of net share settlement as of May 3, 2008.

The FASB is contemplating an amendment to SFAS No. 128, “Earnings Per Share” (“SFAS 128”) that would require the Company to ignore the cash presumption of net share settlement and to assume share settlement for purposes of calculating diluted earnings per share. Although the Company is now required to ignore the contingent conversion provision on its convertible notes under EITF No. 04-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), it can still presume that it will satisfy the net share settlement of the par value upon conversion of the notes in cash, and thus exclude the effect of the conversion of the notes in its calculation of diluted earnings per share. If and when the FASB amends SFAS 128, the effect of the changes would require the Company to use the if-converted method in calculating diluted earnings per share except when the effect would be anti-dilutive. The effect of adopting the amendment to SFAS 128 would increase the number of shares in the Company’s diluted calculation by 19,219 shares if the addition of the shares had a dilutive effect.

NOTE 4 – DEBT AND SHARE ACTIVITY

A summary of long-term debt and capital lease obligations is as follows:

	May 2, 2009	January 31, 2009	May 3, 2008
		Revised	Revised
Notes 8.25%, matured fiscal year 2008	$—	$—	$84,132
Notes 7.50%, maturing fiscal year 2010	45,872	45,872	45,872
Notes 9.875%, maturing fiscal year 2011	141,557	141,557	141,557
Notes 7.00%, maturing fiscal year 2013	2,922	2,922	2,922
Notes 7.375%, maturing fiscal year 2019	1,911	1,911	1,911
Convertible Notes 2.00%, maturing fiscal year 2024	230,000	230,000	230,000
Less: Unamortized discount (1)	(40,528)	(42,297)	(47,444)

Carrying amount of Convertible Notes	189,472	187,703	182,556
Revolving credit facility	195,000	156,675	—
Terminated interest rate swap agreements, net	46	53	21
Capital lease obligations	59,846	61,083	64,695

	636,626	597,776	523,666
Current portion	(4,686)	(4,673)	(88,980)

	$631,940	$593,103	$434,686

(1)	Recorded upon adoption of FSP APB 14-1.

REVOLVING CREDIT AGREEMENT

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 1.00% to 1.50% or at the higher of the prime rate and federal funds rate. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or fifty percent of the LIBOR borrowing spread (for documentary or commercial letters of credit). The Company also pays an unused line fee of 0.25% per annum on the average daily unused revolver.

During periods in which availability under the agreement is $60,000 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $60,000, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger. As of May 2, 2009, the Company was not subject to the minimum fixed charge coverage ratio.

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

SENIOR NOTES

At May 2, 2009, the Company had $192,262 of unsecured senior notes outstanding, excluding the convertible notes, comprised of four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.000% to 9.875%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s credit facility and have substantially identical terms except for the maturity dates and interest rates payable to investors. Subject to certain exceptions, the notes restrict the Company from incurring secured debt or entering into sale/leaseback transactions that are, in the aggregate greater than 15% (17.5% in the case of the notes due in 2013) of consolidated net tangible assets of the Company. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

CONVERTIBLE NOTES

The Company issued $230,000 of 2.0% convertible senior notes in March 2004. The notes bear interest at a rate of 2.0% per annum and mature in 2024. In certain circumstances, the provisions of the convertible senior notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion). The Company can settle a conversion of the notes with shares and/or cash. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company.

In connection with the issuance of the convertible senior notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the notes. The terms and conditions of the note hedge include: the strike price is $11.97; the contract is indexed to 19,219 shares of the Company’s common stock; the maturity dates of the hedge instruments range from March 24, 2011 to April 20, 2011.

The terms of the written call options include: the strike price is $13.81; the contract is indexed to 19,219 shares of the Company’s common stock; the maturity date of the written call option instruments is August 2, 2011. These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004.

On February 1, 2009, the Company adopted FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires retrospective application of its provisions.

Upon adoption of FSP APB 14-1, the Company estimated the fair value, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158,148. The difference between the fair value and the principal amount of the notes was $71,852. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the ten-year period to the first put date of the notes in 2014 resulting in an increase in non-cash interest expense in prior and future periods.

The following tables set forth the effect of the retrospective application of FSP ABP 14-1 on certain previously reported items.

Condensed Consolidated Statement of Income:

	Three Months Ended May 3, 2008
	As Reported (1)	As Revised
Interest expense	$10,057	$11,626
Provision for income taxes for continuing operations	$13,592	$12,980
Income from continuing operations	$19,912	$18,955
Net income	$18,277	$17,320
Per share amounts - Basic
Income from continuing operations	$0.14	$0.13
Net income	$0.13	$0.12
Per share amounts - Diluted
Income from continuing operations	$0.14	$0.13
Net income	$0.13	$0.12

(1)	As revised for discontinued operations.

Condensed Consolidated Balance Sheets:

	January 31, 2009		May 3, 2008
	As Reported	As Revised	As Reported	As Revised
Property and equipment, net	$1,057,417	$1,058,393	$1,081,785	$1,082,597
Other assets	$21,378	$19,947	$51,192	$49,643
Deferred income taxes, net	$211,833	$194,956	$96,459	$77,640
Long-term debt	$635,400	$593,103	$482,130	$434,686
Additional paid-in capital	$1,105,199	$1,147,104	$1,108,504	$1,150,364
Retained earnings (accumulated deficit)	$(97,361)	$(114,301)	$75,513	$61,542

The following tables provide additional information about the Company’s convertible senior notes that are subject to FSP ABP 14-1.

	May 2, 2009	January 31, 2009	May 3, 2008
Carrying amount of the equity component (additional paid-in capital)	$71,852	$71,852	$71,852
Principal amount of the convertible senior notes	$230,000	$230,000	$230,000
Unamortized discount of the liability component	$40,528	$42,297	$47,444
Net carrying amount of liability component	$189,472	$187,703	$182,556

	3 Months Ended
	May 2, 2009	May 3, 2008
Effective interest rate on liability component	6.2%	6.2%
Cash interest expense recognized	$1,150	$1,150
Non-cash interest expense recognized	$1,769	$1,664

The remaining period over which the unamortized discount will be recognized is 4.9 years. As of May 2, 2009, the if-converted value of the notes did not exceed its principal amount.

At May 2, 2009, the conversion criteria with respect to the credit rating requirements were met, however the Company’s share price was significantly below the conversion price. Due to the share price being significantly below the conversion price, the convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of May 2, 2009. As of May 3, 2008, the conversion criteria with respect to the credit rating requirements were met however the Company’s share price was below the conversion price. Therefore, the convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of May 3, 2008.

SHARE ACTIVITY

During the three months ended May 3, 2008, the Company repurchased 1,234 shares of its common stock at an average price of $11.97 per share and total cost of approximately $14,765. There were no repurchases and retirements of common stock during the three months ended May 2, 2009. At May 2, 2009, there were 32,709 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan and supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the pension plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense (benefit) related to the Company’s pension plan and SERP for the three months ending May 2, 2009 and May 3, 2008 were as follows:

	Three Months Ended
	May 2, 2009	May 3, 2008
Service cost	$25	$169
Interest cost	2,150	2,123
Expected return on plan assets	(1,600)	(3,037)
Net amortization of losses and prior service costs	725	184

Net periodic pension (benefit) expense	$1,300	$(561)

The Company expects no funding requirements in 2009.

NOTE 6 – FAIR VALUE MEASUREMENTS

Effective February 3, 2008, the Company partially adopted SFAS 157. The partial adoption is in accordance with FSP SFAS 157-2, which allowed for the delay of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are not measured at fair value on a regular basis. The Company adopted the provisions of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on February 1, 2009.

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

As of May 2, 2009, the Company had no material assets or liabilities that required adjustments or write-downs.

NOTE 7 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the three months ended May 2, 2009:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 31, 2009, revised	142,170	$14,218	$1,147,104	$(114,301)	$(56,436)	$990,585
Net loss - Q1 2009				(5,117)		(5,117)
Dividend adjustment - cancelled restricted shares			3			3
Income tax benefit related to employee stock plans			(1,341)			(1,341)
Net activity under stock compensation plans	2,239	224	(224)			—
Restricted shares withheld for taxes	(23)	(3)	(38)			(41)
Stock-based compensation			4,171			4,171

Balance at May 2, 2009	144,386	$14,439	$1,149,675	$(119,418)	$(56,436)	$988,260

NOTE 8 – STOCK-BASED COMPENSATION

The Company maintains an equity incentive plan for the granting of options, stock appreciation rights, performance shares, restricted stock, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise life of seven to ten years from the grant date. Restricted stock and performance shares generally vest three to five years after the grant date, although the plan permits accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors.

Compensation cost for restricted stock and performance shares that cliff vest is expensed straight line over the requisite service period. Restricted stock and performance shares with graded vesting features are treated as multiple awards based upon the vesting date. The Company records compensation costs for these awards straight line over the requisite service period for each separately vesting portion of the award. Compensation cost for stock option awards with graded vesting are expensed straight line over the requisite service period.

Total pre-tax stock-based compensation expense for the three month periods ended May 2, 2009 and May 3, 2008 was $4,171 and $3,489, respectively.

NOTE 9 – CONTINGENCIES

LEGAL CONTINGENCIES

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

OTHER MATTERS

From time to time the Company has issued guarantees to landlords under leases of stores operated by its subsidiaries. Certain of these stores were sold in connection with the Saks Department Store Group and Northern Department Store Group transactions. If the purchasers fail to perform certain obligations under the leases guaranteed by the Company, the Company could have obligations to landlords under such guarantees. Based on the information currently available, management does not believe that its potential obligations under these lease guarantees would be material.

NOTE 10 – CLUB LIBBY LU CLOSURE

In January 2009, the Company discontinued the operations of its CLL specialty store business, which consisted of 98 leased, mall-based stores, as CLL was no longer determined to be a strategic fit for the Company. The Company incurred charges of $44,521 in 2008 associated with the CLL store closings. The charges consisted of $16,993 for asset impairments, $14,045 in lease termination costs (net of a non-cash deferred rent benefit of $3,701), $6,965 in inventory liquidation costs, $5,074 in severance and personnel related costs and $1,444 in other closing costs.

The following table summarizes 2009 activity related to the discontinuation of the CLL business:

	Severance and Personnel Related Costs	Lease Termination Costs	Other Closing Costs	Total
Balance at January 31, 2009	$3,651	$9,780	$172	$13,603
Adjustments to the reserve	—	156	—	156
Cash payments	(3,651)	(9,234)	(172)	(13,057)

Balance at May 2, 2009	$—	$702	$—	$702

NOTE 11 – SUBSEQUENT EVENT

On May 27, 2009, the Company issued $120,000 of Convertible Notes due 2013 (the “Notes”) in a private offering to qualified institutional buyers, which included the exercise in full of the initial purchasers option to purchase $15,000 principal amount of additional Notes, solely to cover over-allotments. The Company received net proceeds from the Notes of approximately $115,400 after deducting initial purchasers’ discounts and estimated offering expenses. The Company intends to use the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

The Notes bear cash interest semiannually at an annual rate of 7.5%. The Notes are convertible at the option of holders at an initial conversion rate of 180.5869 shares of common stock per $1 principal amount of Notes into, at the Company’s election, cash, shares of the Company’s common stock or a combination thereof. The initial conversion rate is equivalent to an initial conversion price of approximately $5.54 per share of the Company’s common stock. The initial conversion price represented a premium of 25% relative to the closing price of the Company’s common stock on May 20, 2009. The Notes are not redeemable before the maturity date, December 1, 2013. The Notes are fully and unconditionally guaranteed by all of the Company’s subsidiaries that are guarantors under its existing revolving credit facility.

NOTE 12 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three-month periods ended May 2, 2009 and May 3, 2008 and as of January 31, 2009 reflect the legal entity compositions at the respective dates. Certain prior period amounts have been revised to reflect the adoption of FSP APB 14-1.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and the subsidiaries. At May 2, 2009, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 2, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$240	$10,012		$10,252
Merchandise inventories		779,474		779,474
Other current assets		97,977		97,977
Deferred income taxes, net		26,721		26,721

Total Current Assets	240	914,184	—	914,424
Property and Equipment, net		1,042,960		1,042,960
Deferred Income Taxes, net	63,925	136,364		200,289
Other Assets	3,255	16,429		19,684
Investment in and Advances to Subsidiaries	1,587,926	—	$(1,587,926)

Total Assets	$1,655,346	$2,109,937	$(1,587,926)	$2,177,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$140,252		$140,252
Accrued expenses and other current liabilities	$5,242	212,187		217,429
Dividend payable	932			932
Current portion of long-term debt	84,132	(79,446)		4,686

Total Current Liabilities	90,306	272,993	—	363,299
Long-Term Debt	576,780	55,160		631,940
Other Long-Term Liabilities		193,858		193,858
Investment by and Advances from Parent		1,587,926	$(1,587,926)
Shareholders’ Equity	988,260			988,260

Total Liabilities and Shareholders’ Equity	$1,655,346	$2,109,937	$(1,587,926)	$2,177,357

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 2, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$621,266		$621,266
Cost of Sales		382,858		382,858

Gross Margin	—	238,408	—	238,408
Selling, general and administrative expenses	$193	155,241		155,434
Other operating expenses	1	79,969		79,970
Store pre-opening costs		627		627
Impairments and dispositions		186		186

Operating Income (loss)	(194)	2,385	—	2,191
Other income (expense)
Equity in earnings of subsidiaries	(685)		$685
Interest expense	(6,781)	(3,654)		(10,435)
Other income, net	97			97

Loss from continuing operations before provision for income taxes	(7,563)	(1,269)	685	(8,147)
Benefit for income taxes	(2,682)	(584)		(3,266)

Loss from continuing operations	$(4,881)	$(685)	$685	$(4,881)
Discontinued Operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(236)		236
Loss from discontinued operations before Provision for income taxes		(363)		(363)
Benefit for income taxes		(127)		(127)

Loss from discontinued operations	(236)	(236)	236	(236)
Net Loss	$(5,117)	$(921)	$921	$(5,117)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 2, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Loss	$(5,117)	$(921)	$921	$(5,117)
Loss from discontinued operations	(236)	(236)	236	(236)

Loss from continuing operations	(4,881)	(685)	685	(4,881)
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	685		(685)	—
Amortization of discount on convertible senior notes	1,769			1,769
Depreciation and amortization		33,340		33,340
Equity compensation	4,171			4,171
Deferred income taxes	465	(3,795)		(3,330)
Impairments and dispositions		186		186
Changes in operating assets and liabilities, net	(2,647)	(23,702)		(26,349)

Net Cash Provided By (Used In) Operating Activities - Continuing Operation	(438)	5,344	—	4,906
Net Cash Used In Operating Activities - Discontinued Operations		(13,596)		(13,596)

Net Cash Used In Operating Activities	(438)	(8,252)	—	(8,690)
INVESTING ACTIVITIES
Purchases of property and equipment		(27,956)		(27,956)
Proceeds from the sale of assets		8		8

Net Cash Used In Investing Activities - Continuing Operations	—	(27,948)	—	(27,948)
Net Cash Used In Investing Activities - Discontinued Operations		—		—

Net Cash Used In Investing Activities	—	(27,948)	—	(27,948)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(37,412)	37,412
Payments on long-term debt and capital lease obligations		(1,237)		(1,237)
Proceeds from revolving credit facility	38,325			38,325
Cash dividends paid	(471)			(471)

Net Cash Provided By Financing Activities	442	36,175	—	36,617
Net Cash Provided By Financing Activities - Discontinued Operations		—		0

Net Cash Provided By Financing Activities	442	36,175	—	36,617
Decrease In Cash and Cash Equivalents	4	(25)		(21)
Cash and Cash Equivalents at beginning of period	236	10,037		10,273

Cash and Cash Equivalents at end of period	$240	$10,012	$—	$10,252

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 3, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations (Revised)	Consolidated (Revised)
ASSETS
Current Assets
Cash and cash equivalents	$107,014	$17,509		$124,523
Merchandise inventories		841,068		841,068
Other current assets		141,677		141,677
Deferred income taxes, net		41,428		41,428

Total Current Assets	107,014	1,041,682	—	1,148,696
Property and Equipment, net		1,082,597		1,082,597
Deferred Income Taxes, net	52,305	25,335		77,640
Other Assets	5,673	43,970		49,643
Investment in and Advances to Subsidiaries	1,512,905		$(1,512,905)

Total Assets	$1,677,897	$2,193,584	$(1,512,905)	$2,358,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$204,382		$204,382
Accrued expenses and other current liabilities	$6,195	249,059		255,254
Dividend payable	1,475			1,475
Current portion of long-term debt	84,132	4,848		88,980

Total Current Liabilities	91,802	458,289	—	550,091
Long-Term Debt	374,839	59,847		434,686
Other Long-Term Liabilities		162,543		162,543
Investment by and Advances from Parent		1,512,905	$(1,512,905)
Shareholders’ Equity	1,211,256			1,211,256

Total Liabilities and Shareholders’ Equity	$1,677,897	$2,193,584	$(1,512,905)	$2,358,576

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 3, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
Net sales		$850,041		$850,041
Cost of Sales		527,198		527,198

Gross Margin	—	322,843	—	322,843
Selling, general and administrative expenses	$248	199,139		199,387
Other operating expenses	10	80,573		80,583
Store pre-opening costs		241		241
Impairments and dispositions		18		18

Operating Income (loss)	(258)	42,872	—	42,614
Other income (expense)
Equity in earnings of subsidiaries	24,158		$(24,158)
Interest expense	(9,280)	(2,346)		(11,626)
Other income, net	947			947

Income from continuing operations before provision for income taxes	15,567	40,526	(24,158)	31,935
Provision (benefit) for income taxes	(3,388)	16,368		12,980

Income from continuing operations	$18,955	$24,158	$(24,158)	$18,955
Discontinued Operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(1,635)		1,635
Loss from discontinued operations before Provision for income taxes		(2,497)		(2,497)
Benefit for income taxes		(862)		(862)

Loss from discontinued operations	(1,635)	(1,635)	1,635	(1,635)
Net Income	$17,320	$22,523	$(22,523)	$17,320

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 3, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Income	$17,320	$22,523	$(22,523)	$17,320
Loss from discontinued operations	(1,635)	(1,635)	1,635	(1,635)

Income from continuing operations	18,955	24,158	(24,158)	18,955
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(24,158)		24,158	—
Depreciation and amortization		31,865		31,865
Equity compensation	3,489			3,489
Accretion of discount on convertible notes	1,664			1,664
Deferred income taxes	451	9,393		9,844
Impairments and dispositions		18		18
Changes in operating assets and liabilities, net	15,943	(18,473)		(2,530)

Net Cash Provided By Operating Activities - Continuing Operation	16,344	46,961	—	63,305
Net Cash Provided By Operating Activities - Discontinued Operations		702		702

Net Cash Provided By Operating Activities	16,344	47,663	—	64,007
INVESTING ACTIVITIES
Purchases of property and equipment		(24,267)		(24,267)
Proceeds from the sale of assets		14		14

Net Cash Used In Investing Activities - Continuing Operations	—	(24,253)	—	(24,253)
Net Cash Used In Investing Activities - Discontinued Operations		(701)		(701)

Net Cash Used In Investing Activities	—	(24,954)	—	(24,954)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	19,372	(19,372)
Payments on long-term debt and capital lease obligations		(1,498)		(1,498)
Payment of Dividend	(1,139)			(1,139)
Repurchase and retirements of common stock	(14,765)			(14,765)
Proceeds from issuance of common stock	1,710			1,710

Net Cash Provided By (Used In) Financing Activities	5,178	(20,870)	—	(15,692)
Net Cash Used In Financing Activities - Discontinued Operations		—		—

Net Cash Used In Financing Activities	5,178	(20,870)	—	(15,692)
Increase In Cash and Cash Equivalents	21,522	1,839		23,361
Cash and Cash Equivalents at beginning of period	85,492	15,670		101,162

Cash and Cash Equivalents at end of period	$107,014	$17,509	—	$124,523

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated (Revised)	Guarantor Subsidiaries (Revised)	Eliminations (Revised)	Consolidated (Revised)
ASSETS
Current Assets
Cash and cash equivalents	$236	$10,037		$10,273
Merchandise inventories		728,841		728,841
Other current assets		105,350		105,350
Deferred income taxes, net		29,916		29,916

Total Current Assets	236	874,144	—	874,380
Property and Equipment, net		1,058,393		1,058,393
Deferred Income Taxes, net	61,243	133,713		194,956
Other Assets	3,612	16,335		19,947
Investment in and Advances to Subsidiaries	1,554,554		($1,554,554)

Total Assets	$1,619,645	$2,082,585	$(1,554,554)	$2,147,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$90,208		$90,208
Accrued expenses and other current liabilities	$6,829	267,312		274,141
Dividend payable	1,406			1,406
Current portion of long-term debt	84,132	(79,459)		4,673

Total Current Liabilities	92,367	278,061	—	370,428
Long-Term Debt	536,693	56,410		593,103
Other Long-Term Liabilities		193,560		193,560
Investment by and Advances from Parent		1,554,554	$(1,554,554)
Shareholders’ Equity	990,585			990,585

Total Liabilities and Shareholders’ Equity	$1,619,645	$2,082,585	$(1,554,554)	$2,147,676

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5th (“OFF 5th”), and SFA’s e-commerce operations. Previously, the Company also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5th is intended to be the premier luxury off-price retailer in the United States. OFF 5th stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of May 2, 2009, Saks operated 53 SFA stores with 5.9 million square feet and 52 OFF 5th stores with 1.5 million square feet.

FINANCIAL PERFORMANCE SUMMARY

The Company recorded a loss from continuing operations of $4.9 million, or $0.04 per share compared to income from continuing operations of $19.0 million, or $0.13 per share, for the three months ended May 2, 2009 and May 3, 2008, respectively. After recognition of the Company’s after-tax loss from discontinued operations of $0.2 million, the Company’s net loss totaled $5.1 million, or $0.04 per share for the three months ended May 2, 2009. After recognition of the Company’s after-tax loss from discontinued operations of $1.6 million, or $0.01 per share, net income totaled $17.3 million, or $0.12 per share for the three months ended May 3, 2008.

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

	Three Months Ended
	May 2, 2009	May 3, 2008
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	61.6%	62.0%

Gross margin	38.4%	38.0%
Selling, general & administrative expenses	25.0%	23.5%
Other operating expenses	12.9%	9.5%
Store pre-opening costs	0.1%	0.0%
Impairments and dispositions	0.0%	0.0%

Operating Income	0.4%	5.0%
Interest expense	-1.7%	-1.4%
Loss on extinguishment of debt	0.0%	0.0%
Other income, net	0.0%	0.1%

Income (loss) from continuing operations before income taxes	-1.3%	3.8%
Provision (benefit) for income taxes	-0.5%	1.5%

Income (loss) from continuing operations	-0.8%	2.2%
Discontinued Operations:
Loss from discontinued operations	-0.1%	-0.3%
Benefit for income taxes	0.0%	-0.1%

Loss from discontinued operations	0.0%	-0.2%

Net Income (loss)	-0.8%	2.0%

THREE MONTHS ENDED MAY 2, 2009 COMPARED TO THREE MONTHS ENDED MAY 3, 2008

DISCUSSION OF OPERATING INCOME- CONTINUING OPERATIONS

The following table shows the changes in operating income from continuing operations for the three-month period ended May 3, 2008 compared to the three-month period ended May 2, 2009:

(In Millions)	Total Company
For the three months ended May 3, 2008	$42.6
Store sales and margin	(84.4)
Operating expenses	44.2
Impairments and dispositions	(0.2)

Decrease	(40.4)

For the three months ended May 2, 2009	$2.2

For the three month period ended May 2, 2009, operating income was $2.2 million compared to $42.6 million for the same period last year. The $40.4 million decrease in operating income for the quarter was primarily driven by an $84.4 million decrease in gross margin resulting from a comparable store sales decline of 27.6% offset by SG&A reductions of $44 million or 22%. The lower SG&A expenses are attributable to reduced variable selling expenses and other cost savings initiatives implemented by the Company.

NET SALES

For the three months ended May 2, 2009, total Net Sales decreased 26.9% to $621.3 million from $850.0 million for the three months ended May 3, 2008. Similarly, consolidated comparable store sales decreased $231.9 million, or 27.6%, from $838.6 million for the three months ended May 3, 2008 to $606.7 million for the three months ended May 2, 2009. The Company experienced continued weakness across all merchandise categories, geographies, and channels of distribution during the quarter due to weak consumer demand.

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

GROSS MARGIN

For the three months ended May 2, 2009, gross margin was $238.4 million, or 38.4% of Net Sales, compared to $322.8 million, or 38.0% of Net Sales, for the three months ended May 3, 2008. The Company’s gross margin rate increased 40 basis points in the quarter as a result of a clearance event shift into the second quarter of 2009 from the first quarter of 2008. The Company estimates that on an adjusted comparable basis, gross margin for the current quarter would have decreased by approximately 135 basis points due to increased markdowns as a percentage of sales as well as deleverage on the buying and distribution component of cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended May 2, 2009, SG&A was $155.4 million, or 25.0% of Net Sales, compared to $199.4 million, or 23.5% of Net Sales, for the three months ended May 3, 2008. The $44.0 million decrease was principally related to lower variable costs associated with the $228.8 million sales decrease, as well as other cost savings initiatives implemented by the Company.

OTHER OPERATING EXPENSES

For the three months ended May 2, 2009, other operating expenses, including store pre-opening costs, were $80.6 million, or 13.0% of Net Sales, compared to $80.8 million, or 9.5% of Net Sales, for the three months ended May 3, 2008. As a percent of sales, other operating expenses increased 350 basis points in 2009, reflecting the rate deleverage caused by the 27.6% comparable store sales decline in the current year first quarter.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended May 2, 2009, the Company recorded losses from impairments and dispositions of $0.2 million, compared to a loss of $0.02 million for the three months ended May 3, 2008. The current and prior quarter net charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the three months ended May 2, 2009, interest expense was $10.4 million, or 1.7% of Net Sales, compared to $11.6 million, or 1.4% of Net Sales, for the three months ended May 3, 2008. The decrease in interest expense is primarily due to the retirement of $84.1 million of senior notes on November 15, 2008 partially offset by the increase in borrowings under the revolving credit facility in the first quarter of 2009. Non cash interest expense associated with the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Accounting Principles Board (“APB”) No. 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) was $1.8 million and $1.7 million for the three months ended May 2, 2009 and May 3, 2008, respectively.

INCOME TAXES

The effective income tax rate for the three-month periods ended May 2, 2009 and May 3, 2008 was 40.1% and 40.6%, respectively. There was no material change in the effective rate or its components for the three month period ending May 2, 2009.

Our consolidated balance sheet as of May 2, 2009 includes a gross deferred tax asset of $166 million related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. Based on our evaluation of all available evidence both positive and negative, we have concluded that no additional valuation allowance with respect to the deferred tax assets needs to be recorded during the quarter ended May 2, 2009. We will continue to assess the need to increase the valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then a valuation allowance may be required to reduce the deferred tax assets which could have a material impact on our results of operations in the period in which it is recorded.

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

Cash provided by operating activities from continuing operations was $4.9 million for the three months ended May 2, 2009 and $63.3 million for the three months ended May 3, 2008. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $58.4 million decrease in operating cash flows from continuing operations in the first quarter of 2009 from the first quarter of 2008 was primarily driven by the loss from continuing operations of $4.9 million for the three months ended May 2, 2009 compared to income from continuing operations of $19.0 million for the three months ended May 3, 2008. The decrease was also driven by an increase in inventory of $50.6 million during the three months ending May 2, 2009 compared to a decrease in inventory levels of $15.9 million during the three months ended May 3, 2008. The $50.6 million increase in inventory during the three months ended May 2, 2009 was primarily due to a 27.6% decrease in comparable store sales for the period. Net cash used in operating activities for discontinued operations was $13.6 million for the three months ended May 2, 2009 and was primarily related to the payment of severance, lease termination and other closing costs associated with the CLL store closings.

Cash used in investing activities from continuing operations was $27.9 million for the three months ended May 2, 2009 and $24.3 million for the three months ended May 3, 2008. Cash used in investing activities principally consists of construction of new stores, renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $3.6 million increase in cash used in investing activities is due to an increase in capital expenditures of approximately $3.7 million.

Cash provided by (used in) financing activities from continuing operations was $36.6 million for the three months ended May 2, 2009 and ($15.7) million for the three months ended May 3, 2008. The current year cash provided by financing activities was driven by

$38.3 million of proceeds from borrowings under the revolving credit facility partially off-set by the repayments of long-term debt and capital lease obligations of approximately $1.2 million. The prior year use primarily relates to the repurchase of approximately 1.2 million shares of common stock at a cost of approximately $14.8 million.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. At May 2, 2009 and May 3, 2008, the Company maintained cash and cash equivalent balances of $10.3 million and $124.5 million, respectively. Exclusive of approximately $10.0 million and $17.5 million of store operating cash at May 2, 2009 and May 3, 2008, respectively, cash was invested principally in various money market funds. There was no restricted cash as of May 2, 2009 and May 3, 2008.

At May 2, 2009, the Company had $195.0 million of direct borrowings under its revolving credit facility, and had $23.0 million in unfunded letters of credit. The Company had maximum unfunded letters of credit of $23.3 million on its revolving credit facility for the quarter ended May 2, 2009, which reduces the amount of borrowings available under the facility. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The Company had unutilized availability under the facility of $222.0 million after factoring in the outstanding borrowings and outstanding letters of credit at May 2, 2009 and excluding the last $60 million of availability due to the fixed charge ratio falling below the required 1 to 1 coverage. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

On May 27, 2009, the Company issued $120.0 million of Convertible Notes due 2013 (the “Notes”), which bear cash interest semiannually at an annual rate of 7.5%. The Notes are convertible at the option of holders at an initial conversion rate of 180.5869 shares of common stock per $1 thousand principal amount of Notes into, at the Company’s election, cash, shares of the Company’s common stock, or a combination thereof. The Company received net proceeds from the Notes of approximately $115.4 million after deducting initial purchasers’ discounts and estimated offering expenses. The Company intends to use the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

Based on the Company’s operating plans and cash management actions, the Company expects to have ample availability on its revolving credit facility throughout fiscal year 2009 and to be cash flow positive for fiscal year 2009. The Company does not expect to be subject to the fixed charge coverage ratio at any time during fiscal year 2009.

The Company is very focused on cash management and capital preservation and has implemented a number of actions in an effort to be free cash flow positive for the remainder of 2009. The planned actions include a reduction in year over year capital expenditures, a reduction in year over year inventory purchases, an approximate 9% reduction in force that was implemented in January 2009, future salary reductions for certain corporate employees to be effective in June 2009, and general operating expense reductions throughout the Company. Based on these actions and the fact that the Company has no maturities of debt until late 2010, the Company expects to have sufficient liquidity to fund operations in 2009.

There were no repurchases and retirements of common stock during the three months ended May 2, 2009. During the three months ended May 2, 2009 there were 32.7 million shares remaining available for repurchase under the Company’s existing share repurchase program. During the three months ended May 3, 2008, the Company repurchased 1.2 million shares of its common stock at an average price of $11.96 per share and total cost of approximately $14.8 million.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At May 2, 2009, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. On May 2, 2009, total funded debt (including the equity component of the convertible debentures) was $677.2 million, representing an increase of $106.1 million from a balance of $571.1 million at May 3, 2008. This increase was primarily related to an increase of $195.0 million in outstanding borrowings from the revolving credit facility as of May 2, 2009 partially offset by the $84.1 million maturity of senior notes in November 2008. Additionally, the debt-to-capitalization ratio increased to 41.7% from 32.9% in the prior year, as a result of the increase in debt in the current year.

At May 2, 2009, the Company maintained a senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. At May 2, 2009, the Company’s fixed charge coverage was below the 1 to 1 requirement; however, the Company was not subject to the fixed charge coverage ratio as its availability under the facility exceeded $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At May 2, 2009, the Company had $195.0 million in borrowings under the revolving credit facility. The senior revolving credit facility has a maximum capacity of $500 million.

At May 2, 2009, the Company had $192.3 million of senior notes outstanding, excluding the convertible notes, comprising four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

The Company had $230 million of convertible senior notes, at May 2, 2009, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes. The most significant terms and conditions of the senior notes include: the Company can settle a conversion with shares and/or cash; the holder may put the debt back to the Company in 2014 or 2019; the holder cannot convert until the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; the Company can call the debt on or after March 11, 2011; the conversion rate is subject to a dilution adjustment; and the holder can convert upon a significant credit rating decline and upon a call. The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

On February 1, 2009, the Company adopted FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires retrospective application of its provisions.

Upon adoption of FSP APB 14-1, the Company estimated the fair value, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the ten-year period to the first put date of the notes in 2014 resulting in an increase in non-cash interest expense in prior and future periods.

At May 2, 2009, the conversion criteria with respect to the credit rating requirements were met; however the Company’s share price was significantly below the conversion price. Due to the share price being significantly below the conversion price, the convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of May 2, 2009. As of May 3, 2008, the conversion criteria with respect to the credit rating requirements were met, however the Company’s share price was below the conversion price; therefore, the convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of May 3, 2008.

At May 2, 2009, the Company had $59.8 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects no funding requirements in 2009. The Company amended the SFA Pension Plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009.

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

There were no material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended May 2, 2009. For additional information regarding the Company’s contractual obligations as of January 31, 2009, see the Management’s Discussion and Analysis section of the Form 10-K for the year ended January 31, 2009.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended January 31, 2009 filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In May 2008, the FASB issued FSP APB 14-1 which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The Company adopted the provisions of FSP APB 14-1 on February 1, 2009.

In February 2008, the FASB issued FSP Statement of Financial Accounting Standard (“SFAS”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delayed the effective date of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on February 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141(R) also establishes expanded disclosure requirements for business combinations. The Company adopted the provisions of SFAS 141(R) on February 1, 2009 and will apply them to any future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS 160 is effective as of the beginning of the 2009 fiscal year. The adoption of SFAS 160 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three months ended May 2, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require an entity to provide an enhanced understanding of its use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective as of the beginning of the 2009 fiscal year. The adoption of SFAS 161 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three months ended May 2, 2009.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The application of FSP EITF 03-6-1 did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended May 2, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of EITF 07-5 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three months ended May 2, 2009.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). EITF 08-3 clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. The adoption of EITF 08-3 as of February 1, 2009 did not have a material impact on the Company’s consolidated financial statements for the three months ended May 2, 2009.

Recently Issued Pronouncements

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP SFAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurement using significant unobservable inputs and concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of FSP SFAS 157-4 will have a material impact on the Company’s condensed consolidated financial statements in future periods.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of FSP SFAS 115-2 and SFAS 124-2 will have a material impact on the Company’s condensed consolidated financial statements in future periods.

In April 2009, the FASB issued FSP SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company will adopt the new disclosure requirements for the interim period beginning May 3, 2009.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for luxury apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; macroeconomic conditions and their effect on consumer spending; the Company’s ability to secure adequate financing; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; the performance of the financial markets; changes in interest rates; and fluctuations in foreign currency. For additional information regarding these and other risk factors, please refer to the Company’s Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC, which may be accessed via EDGAR through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments outstanding at May 2, 2009, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 2, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 9 – Contingencies- Legal Contingencies,” is incorporated into this Item by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 2, 2009, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company did not repurchase and retire any shares of common stock during the quarter ending May 2, 2009. At May 2, 2009, 32.7 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization.

Item 6.	EXHIBITS

4.1	Indenture related to the 7.50% Convertible Notes Due 2013, dated as of May 27, 2009, between Saks Incorporated, the subsidiary guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2009)

4.2	Form of 7.50% Convertible Notes Due 2013 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2009)

10.1	Form of Performance Unit Award Agreement ((incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 2, 2009)

10.2	Amendment to Employment Agreement between Saks Incorporated and Stephen I. Sadove, Chairman and Chief Executive Officer, dated April 9, 2009

10.3	Amendment to Employment Agreement between Saks Incorporated and Ronald L. Frasch, President and Chief Merchandising Officer, dated April 9, 2009

10.4	Amendment to Employment Agreement between Saks Incorporated and Kevin G. Wills, Executive Vice President and Chief Financial Officer, dated April 9, 2009

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

Date: June 4, 2009	/s/ Kevin G. Wills
Kevin G. Wills
On behalf of registrant and as Executive Vice President and Chief Financial Officer (Principal Financial Officer)