Form 10-Q
period 2009-08-01
SAKS INC
filed 2009-08-31
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: August 1, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 17, 2009, the number of shares of the Registrant’s Common Stock outstanding was 144,517,013.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	August 1, 2009	January 31, 2009	August 2, 2008
			Revised
ASSETS
Current Assets
Cash and cash equivalents	$12,466	$10,273	$60,023
Merchandise inventories	670,263	728,841	813,066
Other current assets	96,235	105,350	114,432
Deferred income taxes, net	25,968	29,916	30,737

Total current assets	804,932	874,380	1,018,258
Property and Equipment, net	1,027,932	1,058,393	1,077,631
Deferred Income Taxes, net	225,078	194,956	95,344
Other Assets	24,109	19,948	50,246

TOTAL ASSETS	$2,082,051	$2,147,677	$2,241,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$99,530	$90,208	$155,132
Accrued expenses and other current liabilities	217,631	275,547	238,267
Current portion of long-term debt	4,729	4,673	88,882

Total current liabilities	321,890	370,428	482,281
Long-Term Debt	598,079	593,103	435,188
Other Long-Term Liabilities	203,204	193,560	160,166

Total liabilities	1,123,173	1,157,091	1,077,635
Commitments and Contingencies	—	—	—
Shareholders’ Equity	958,878	990,586	1,163,844

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,082,051	$2,147,677	$2,241,479

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
		Revised		Revised
NET SALES	$561,696	$656,968	$1,182,962	$1,507,009
Cost of sales (excluding depreciation and amortization)	393,520	429,561	776,378	956,759

Gross margin	168,176	227,407	406,584	550,250
Selling, general and administrative expenses	154,941	188,495	310,375	387,882
Other operating expenses:
Property and equipment rentals	26,493	26,829	52,964	53,101
Depreciation and amortization	35,914	32,109	69,254	63,974
Taxes other than income taxes	17,694	20,033	37,853	42,479
Store pre-opening costs	739	286	1,366	527
Impairments and dispositions	83	1,221	269	1,239

OPERATING INCOME (LOSS)	(67,688)	(41,566)	(65,497)	1,048
Interest expense	(12,345)	(11,547)	(22,780)	(23,173)
Gain on extinguishment of debt	783	—	783	—
Other income, net	853	740	950	1,687

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(78,397)	(52,373)	(86,544)	(20,438)
Benefit for income taxes	(23,908)	(21,467)	(27,174)	(8,503)

LOSS FROM CONTINUING OPERATIONS	(54,489)	(30,906)	(59,370)	(11,935)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(35)	(2,714)	(398)	(5,211)
Benefit for income taxes	(12)	(953)	(139)	(1,815)

LOSS FROM DISCONTINUED OPERATIONS	(23)	(1,761)	(259)	(3,396)

NET LOSS	$(54,512)	$(32,667)	$(59,629)	$(15,331)

Per-Share amounts - Basic
Loss from continuing operations	$(0.39)	$(0.23)	$(0.43)	$(0.09)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net Loss per share	$(0.39)	$(0.24)	$(0.43)	$(0.11)
Per-Share amounts - Diluted
Loss from continuing operations	$(0.39)	$(0.23)	$(0.43)	$(0.09)
Loss from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net Loss per share	$(0.39)	$(0.24)	$(0.43)	$(0.11)
Weighted average common shares:
Basic	138,325	138,519	138,315	139,212
Diluted	138,325	138,519	138,315	139,212

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	August 1, 2009	August 2, 2008
		Revised
Operating Activities:
Net Loss	$(59,629)	$(15,331)
Loss from discontinued operations	(259)	(3,396)

Loss from continuing operations	(59,370)	(11,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,254	63,974
Impairments and dispositions	269	1,239
Gain on extinguishment of debt	(783)	—
Equity compensation	8,393	8,274
Amortization of discount on convertible notes	4,203	3,353
Deferred income taxes	(28,720)	1,430
Gain on sale of property	(628)	—
Excess tax benefit from stock-based compensation	—	(513)
Change in operating assets and liabilities, net	50,004	(12,908)

Net Cash Provided By Operating Activities - Continuing Operations	42,622	52,914
Net Cash Used In Operating Activities - Discontinued Operations	(13,579)	(1,629)

Net Cash Provided By Operating Activities	29,043	51,285
Investing Activities:
Purchases of property and equipment	(45,932)	(54,755)
Proceeds from the sale of property and equipment	635	122

Net Cash Used In Investing Activities - Continuing Operations	(45,297)	(54,633)
Net Cash Used In Investing Activities - Discontinued Operations	—	(1,409)

Net Cash Used In Investing Activities	(45,297)	(56,042)
Financing Activities:
Proceeds from issuance of convertible senior notes	120,000	—
Payment of deferred financing costs	(4,686)	—
Payments on revolving credit facility	(71,675)	—
Payments on long-term debt and capital lease obligations	(24,651)	(2,803)
Cash dividends paid	(541)	(1,180)
Excess tax benefit from stock-based compensation	—	513
Purchases and retirements of common stock	—	(34,889)
Proceeds from the issuance of common stock	—	1,977

Net Cash Provided By (Used In) Financing Activities - Continuing Operations	18,447	(36,382)
Net Cash Used In Financing Activities - Discontinued Operations	—	—

Net Cash Provided by (Used In) Financing Activities	18,447	(36,382)
Increase (decrease) in Cash and Cash Equivalents	2,193	(41,139)
Cash and cash equivalents at beginning of period	10,273	101,162
Cash and cash equivalents at end of period	$12,466	$60,023

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended August 1, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010 (fiscal year 2009). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The Company has performed an evaluation of subsequent events through August 31, 2009, which is the date the financial statements were issued (see Note 11).

The accompanying condensed consolidated balance sheet at January 31, 2009 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 and in conjunction with the Current Report on Form 8-K that was filed on July 30, 2009 solely to reflect certain retrospective accounting adjustments described below with respect to the financial information contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net Sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $5,251 and $6,213 for the three months ended August 1, 2009 and August 2, 2008, respectively. Leased department sales were $39,540 and $45,634 for the three months ended August 1, 2009 and August 2, 2008, respectively, and were excluded from Net Sales in the accompanying Condensed Consolidated Statements of Income. Commissions from leased departments were $11,442 and $13,815 for the six months ended August 1, 2009 and August 2, 2008, respectively. Leased department sales were $87,157 and $101,197 for the six months ended August 1, 2009 and August 2, 2008, respectively, and were excluded from Net Sales in the accompanying Condensed Consolidated Statements of Income.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $4,640 and $48,111 at August 1, 2009 and August 2, 2008, respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $242 and $748 for the three-month periods ended August 1, 2009 and August 2, 2008, respectively, and is reflected in Other Income in the accompanying Condensed Consolidated Statements of Income. For the six-month periods ended August 1, 2009 and August 2, 2008 income earned on these cash equivalents was $279 and $1,631, respectively, and is reflected in Other Income in the accompanying Condensed Consolidated Statements of Income.

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

Impairments and Dispositions – The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate. The Company also performs an asset impairment analysis at each fiscal year end. The Company incurred net charges primarily related to asset dispositions in the normal course of business of $83 and $1,221 for the three month periods ended August 1, 2009 and August 2, 2008, respectively, and charges of $269 and $1,239 for the six months ended August 1, 2009 and August 2, 2008, respectively. Asset dispositions are included in Impairments and dispositions in the accompanying Condensed Consolidated Statements of Income.

Segment Reporting – The Company derives all of its revenue from the sale of luxury merchandise. Accordingly, the Company has identified the operation of its retail stores and e-commerce business as the Company’s one reportable segment.

Income Taxes – The effective income tax rate from continuing operations for the three and six-month periods ended August 1, 2009 was 30.5% and 31.4%, respectively, as compared to 41.0% and 41.6%, for the three and six-month periods ended August 2, 2008. The decrease in the effective tax rate for the three-month and six-month periods ended August 1, 2009 was primarily due to an increase in the state tax valuation allowance, associated with certain state net operating loss carryforwards, reducing the expected tax benefit of the pre-tax losses.

Components of the Company’s income tax benefit from continuing operations for the three and six-month periods ended August 1, 2009 and August 2, 2008 were as follows:

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
		Revised		Revised
Expected federal income taxes at 35%	$(27,439)	$(18,331)	$(30,290)	$(7,153)
State income taxes, net of federal benefit	(2,715)	(2,786)	(3,160)	(1,767)
State NOL valuation allowance adjustment	5,936	—	5,936
Effect of settling tax exams and other tax reserve adjustments	(23)	(38)	(194)	456
Change in state tax law	—	(414)	—	(414)
Other items, net	333	102	534	375

Benefit for income taxes from continuing operations	$(23,908)	$(21,467)	$(27,174)	$(8,503)

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

Our consolidated balance sheet as of August 1, 2009 includes a gross deferred tax asset of $183,303 related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal year ended January 31, 2009 and the six months ended August 1, 2009 due principally to difficult luxury retailing environment and overall macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $48,126 of these tax benefits are more likely than not to be realized in the future. The Company has incurred a cumulative loss over the three years ended August 1, 2009; however, after evaluating all available evidence including our past operating results, the macroeconomic factors contributing to the most recent fiscal year loss, the length of the carryforward periods available, and our forecast of future taxable income, including the implementation of prudent and feasible tax planning strategies, we concluded that it is more likely than not the net deferred tax asset will be realized. On a quarterly basis the Company assesses whether it remains more likely than not that the net state deferred tax assets will be realized by evaluating them on a jurisdiction-by-jurisdiction basis. This analysis resulted in a net increase to the overall valuation allowance of $5,936 during the quarter ended August 1, 2009 based on projections of future profitability and the expiration of certain state net operating loss carryforwards. We will continue to assess the need to increase the valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then an additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on our results of operations in the period in which it is recorded.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In April 2009, the FASB issued FSP Statement of Financial Accounting Standards (“SFAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. FSP SFAS 157-4 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009. FSP SFAS 115-2 and SFAS 124-2 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the provisions of FSP SFAS 107-1 and APB 28-1 on May 3, 2009. See Note 4 for fair value disclosure of the Company’s financial instruments.

In May 2008, the FASB issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The Company adopted the provisions of FSP APB 14-1 on February 1, 2009. See Note 4 for further discussion of the adoption of FSP APB 14-1.

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delayed the effective date of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on February 1, 2009. See Note 6 for further discussion of the adoption of FSP SFAS 157-2.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS 160 is effective as of the beginning of the 2009 fiscal year. The adoption of SFAS 160 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three and six month periods ended August 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require an entity to provide an enhanced understanding of its use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective as of the beginning of the 2009 fiscal year. The adoption of SFAS 161 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three and six month periods ended August 1, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is intended to establish general standards of accounting for and disclosure of events that occurred after the balance sheet date but before financial statements are issued or are available to be issued. The statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The statement is effective for the Company beginning in the quarter ended August 1, 2009.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s condensed consolidated financial statements for the three and six month periods ended August 1, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of EITF 07-5 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three and six month periods ended August 1, 2009.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). EITF 08-3 clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. The adoption of EITF 08-3 as of February 1, 2009 did not have a material impact on the Company’s consolidated financial statements for the three and six month periods ended August 1, 2009.

Recently Issued Pronouncements

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP SFAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurement using significant unobservable inputs and concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company intends to adopt the new disclosure requirements in its Form 10-K for the year ending January 30, 2010.

NOTE 3 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and six-month periods ended August 1, 2009 and August 2, 2008, respectively, are as follows:

	For the Three Months Ended August 1, 2009			For the Three Months Ended August 2, 2008
				Revised
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$(54,512)	138,325	$(0.39)	$(32,667)	138,519	$(0.24)
Effect of dilutive stock options and restricted stock	—	—	—	—	—	—

Diluted EPS	$(54,512)	138,325	$(0.39)	$(32,667)	138,519	$(0.24)

	For the Six Months Ended August 1, 2009			For the Six Months Ended August 2, 2008
				Revised
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$(59,629)	138,315	$(0.43)	$(15,331)	139,212	$(0.11)
Effect of dilutive stock options and convertible debentures	—	—	—	—	—	—

Diluted EPS	$(59,629)	138,315	$(0.43)	$(15,331)	139,212	$(0.11)

As of August 1, 2009, the Company had 2,573 options and 6,204 unvested restricted stock and performance share awards outstanding that were excluded from the computation of diluted EPS because the potential common shares would have been anti-dilutive as the Company generated net losses for the three and six months ended August 1, 2009. These options and unvested restricted stock and performance share awards represent the number of shares outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS. There were also 40,889 potentially exercisable shares under the Company’s convertible notes that were not included in the computation of diluted EPS for the three and six months ended August 1, 2009 because inclusion of the potential common shares would have been anti-dilutive as the Company generated net losses for the three and six month periods.

As of August 2, 2008, the Company had 2,689 options and 4,239 unvested restricted stock and performance share awards outstanding that were excluded from the computation of diluted EPS because the potential common shares would have been anti-dilutive as the Company generated net losses for the three and six months ended August 2, 2008. These options and unvested restricted stock and performance share awards represent the number of shares outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS. There were also 19,219 potentially exercisable shares under the Company’s convertible senior notes that were not included in the computation of diluted EPS for the three and six months ended August 2, 2008 because inclusion of the potential common shares would have been anti-dilutive as the Company generated net losses for the three and six month periods.

NOTE 4 – DEBT AND SHARE ACTIVITY

A summary of long-term debt and capital lease obligations is as follows:

	August 1, 2009		January 31, 2009		August 2, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
					Revised
Notes 8.25%, matured fiscal year 2008	$—	$—	$—	$—	$84,132	$84,763
Notes 7.50%, maturing fiscal year 2010	22,859	21,487	45,872	36,698	45,872	44,496
Notes 9.875%, maturing fiscal year 2011	141,557	138,726	141,557	99,090	141,557	142,088
Notes 7.00%, maturing fiscal year 2013	2,922	2,338	2,922	1,753	2,922	2,537
Notes 7.375%, maturing fiscal year 2019	1,911	1,376	1,911	993	1,911	1,612
Convertible Notes 7.50%, maturing fiscal year 2013, net (1)	98,631	141,690	—	—	—	—
Convertible Notes 2.00%, maturing fiscal year 2024, net (2)	191,269	164,450	187,703	89,125	184,245	237,774
Revolving credit facility	85,000	85,000	156,675	156,675	—	—
Terminated interest rate swap agreements, net	19	19	53	53	41	41
Capital lease obligations (3)	58,640	N/A	61,083	N/A	63,390	N/A

Total debt	602,808	555,086	597,776	384,387	524,070	513,311
Less current portion:
Notes 8.25%, matured fiscal year 2008	$—	$—	$—	$—	$(84,132)	$(84,763)
Capital lease obligations (3)	(4,729)	N/A	(4,673)	N/A	(4,750)	N/A

Current portion of long-term debt	(4,729)	—	(4,673)	—	(88,882)	(84,763)
Long-term debt	$598,079	$555,086	$593,103	$384,387	$435,188	$428,548

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $21,369 as of August 1, 2009. The fair value disclosure is based on the $120,000 principal amount.

(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $38,731, $42,297, and $45,755 as of August 1, 2009, January 31, 2009 and August 2, 2008, respectively. The fair value disclosure is based on the $230,000 principal amount.

(3)	Pursuant to SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, disclosure of the fair value of capital leases is not required.

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices. For variable rate notes that reprice frequently, such as the Company’s revolving credit agreement, fair value approximates carrying value.

REVOLVING CREDIT AGREEMENT

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The Company’s inventory position increases and decreases over time and this change will at times cause the revolver capacity to fall below the stated $500,000 facility. Due to the current inventory level, at August 1, 2009 the Company had $432,834 of borrowing capacity under the revolving credit facility. At August 1, 2009, the Company had $85,000 of direct outstanding borrowings and had letters of credit outstanding of $25,622. The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 1.00% to 1.50% or at the higher of the prime rate and federal funds rate. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or fifty percent of the LIBOR borrowing spread (for documentary or commercial letters of credit). The Company also pays an unused line fee of 0.25% per annum on the average daily unused revolver.

During periods in which availability under the agreement is $60,000 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $60,000, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger. As of August 1, 2009, the Company was not subject to the minimum fixed charge coverage ratio.

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

SENIOR NOTES

At August 1, 2009, the Company had $169,249 of unsecured senior notes outstanding, excluding the convertible notes, comprised of four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.000% to 9.875%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s credit facility and have substantially identical terms except for the maturity dates and interest rates payable to investors. Subject to certain exceptions, the notes restrict the Company from incurring secured debt or entering into sale/leaseback transactions that are, in the aggregate greater than 15% (17.5% in the case of the notes due in 2013)

of consolidated net tangible assets of the Company. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

During June and July 2009, the Company repurchased $23,013 of its 7.5% senior notes that mature in December 2010. The repurchase of these notes resulted in a gain on extinguishment of debt of approximately $783 for the three and six months ended August 1, 2009.

CONVERTIBLE NOTES

7.5% Convertible Notes

The Company issued $120,000 of 7.5% convertible notes in May 2009 (the “7.5% Convertible Notes”). The 7.5% Convertible Notes mature in December 2013 and are convertible, at the option of the holders at any time, into shares of the Company’s common stock at a conversion rate of $5.54 per share of common stock (21,670 shares of common stock to be issued upon conversion). The Company can settle a conversion of the notes with shares and/or cash. The 7.5% Convertible Notes are within the scope of FSP APB 14-1, which requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. The accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment.

Upon issuance, the Company estimated the fair value of the liability component of the 7.5% Convertible Notes, assuming a 13% non-convertible borrowing rate, to be $97,994. The difference between the fair value and the principal amount of the 7.5% Convertible Notes was $22,006. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the 4.5 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense in future periods.

The following tables provide additional information about the Company’s 7.5% Convertible Notes.

August 1, 2009
Carrying amount of the equity component (additional paid-in capital)	$22,006
Principal amount of the 7.5% Convertible Notes	$120,000
Unamortized discount of the liability component	$21,369
Net carrying amount of liability component	$98,631

For the three and six months ended August 1, 2009:
Effective interest rate on liability component	13.0%
Cash interest expense recognized	$1,600
Non-cash interest expense recognized	$637

The remaining period over which the unamortized discount will be recognized is 4.5 years. As of August 1, 2009, the if-converted value of the notes did not exceed its principal amount.

The 7.5% Convertible Notes were classified within “long-term debt” on the condensed consolidated balance sheet as of August 1, 2009 because the Company can settle the principal amount of the notes with shares and/or cash.

2.0% Convertible Senior Notes

The Company issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The notes mature in 2024 and in certain circumstances, the provisions of the 2.0% Convertible Notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment The Company can settle a conversion of the notes with shares and/or cash. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. At August 1, 2009, the conversion criteria with respect to the credit rating requirements were met.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. The terms and conditions of the note hedge include: the strike price is $11.97; the contract is indexed to 19,219 shares of the Company’s common stock; the maturity dates of the hedge instruments range from March 24, 2011 to April 20, 2011. The terms of the written call options include: the strike price is $13.81; the contract is indexed to 19,219 shares of the Company’s common stock; the maturity date of the written call option instruments is August 2, 2011. These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004. The estimated fair value of the convertible note hedge and written call option was $413, $0 and $7,495 at August 1, 2009, January 31, 2009 and August 2, 2008, respectively.

The 2.0% Convertible Notes are within the scope of FSP APB 14-1, which was adopted by the Company on February 1, 2009, and which requires retrospective application of its provisions.

Upon adoption of FSP APB 14-1, the Company estimated the fair value of the liability component as of the date of issuance of its 2.0% Convertible Notes, assuming a 6.25% non-convertible borrowing rate, to be $158,148. The difference between the fair value and the principal amount of the 2.0% Convertible Notes was $71,852. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the ten-year period to the first put date of the 2.0% Convertible Notes in 2014 resulting in an increase in non-cash interest expense in prior and future periods.

The following tables set forth the effect of the retrospective application of FSP APB 14-1 related to the 2.0% Convertible Notes on certain previously reported items.

Condensed Consolidated Statement of Income:

	Three Months Ended August 2, 2008		Six Months Ended August 2, 2008
	As Reported (1)	As Revised	As Reported (1)	As Revised
Interest expense	$(9,952)	$(11,547)	$(20,009)	$(23,173)
Loss from continuing operations before income taxes	$(50,778)	$(52,373)	$(17,274)	$(20,438)
Benefit for income taxes for continuing operations	$(20,830)	$(21,467)	$(7,238)	$(8,503)
Loss from continuing operations	$(29,948)	$(30,906)	$(10,036)	$(11,935)
Net loss	$(31,709)	$(32,667)	$(13,432)	$(15,331)

Per share amounts - Basic
Loss from continuing operations	$(0.22)	$(0.23)	$(0.07)	$(0.09)
Net loss	$(0.23)	$(0.24)	$(0.10)	$(0.11)

Per share amounts - Diluted
Loss from continuing operations	$(0.22)	$(0.23)	$(0.07)	$(0.09)
Net loss	$(0.23)	$(0.24)	$(0.10)	$(0.11)

(1)	As revised for discontinued operations.

Condensed Consolidated Balance Sheets:

	August 2, 2008
	As Reported	As Revised
Property and equipment, net	$1,076,764	$1,077,631
Other assets	$51,756	$50,246
Deferred income taxes, net	$113,526	$95,344
Long-term debt	$480,943	$435,188
Additional paid-in capital	$1,093,922	$1,136,950
Retained earnings	$43,804	$27,706

The following tables provide additional information about the Company’s 2.0% Convertible Notes that are subject to FSP APB 14-1.

	August 1, 2009	January 31, 2009	August 2, 2008
Carrying amount of the equity component (additional paid-in capital)	$71,852	$71,852	$71,852
Principal amount of the 2.0% Convertible Notes	$230,000	$230,000	$230,000
Unamortized discount of the liability component	$38,731	$42,297	$45,755
Net carrying amount of liability component	$191,269	$187,703	$184,245

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Effective interest rate on liability component	6.2%	6.2%	6.2%	6.2%
Cash interest expense recognized	$1,150	$1,150	$2,300	$2,300
Non-cash interest expense recognized	$1,797	$1,689	$3,566	$3,353

The remaining period over which the unamortized discount will be recognized is 4.6 years. As of August 1, 2009, the if-converted value of the notes did not exceed its principal amount.

The 2.0% Convertible Notes were classified within “long-term debt” on the condensed consolidated balance sheet as of August 1, 2009 and August 2, 2008 because the Company can settle the principal amount of the notes with shares and/or cash.

SHARE ACTIVITY

During the six months ended August 2, 2008, the Company repurchased 2,949 shares of its common stock at an average price of $11.83 per share and total cost of approximately $34,889. There were no repurchases and retirements of common stock during the six months ended August 1, 2009. At August 1, 2009, there were 32,709 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan and supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the pension plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense (benefit) related to the Company’s pension plan and SERP for the three and six months ended August 1, 2009 and August 2, 2008 were as follows:

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Service cost	$10	$169	$35	$338
Interest cost	2,071	2,123	4,221	4,246
Expected return on plan assets	(1,565)	(3,037)	(3,165)	(6,074)
Net amortization of losses and prior service costs	628	184	1,353	369

Net periodic pension (benefit) expense	$1,144	$(561)	$2,444	$(1,121)

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

As of August 1, 2009, the Company had no material assets or liabilities that required adjustments or write-downs.

NOTE 7 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the six months ended August 1, 2009:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 31, 2009	142,170	$14,218	$1,148,227	$(115,423)	$(56,436)	$990,586
Net loss				(59,629)		(59,629)
Dividend adjustment - cancelled restricted shares			7			7
Income tax impact related to employee stock plans			(1,525)			(1,525)
Issuance of 7.5% Convertible Notes			21,147			21,147
Net activity under stock compensation plans	2,387	238	(238)			—
Restricted shares withheld for taxes	(41)	(4)	(97)			(101)
Stock-based compensation			8,393			8,393

Balance at August 1, 2009	144,516	$14,452	$1,175,914	$(175,052)	$(56,436)	$958,878

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

Total pre-tax stock-based compensation expense for the three and six month periods ended August 1, 2009 was approximately $4,221 and $8,393, respectively, and total stock-based compensation expense for the three and six month periods ended August 2, 2008 was approximately $4,784 and $8,274.

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

OTHER MATTERS

From time to time the Company has issued guarantees to landlords under leases of stores operated by its subsidiaries. Certain of these stores were sold in connection with the Southern Department Store Group and Northern Department Store Group transactions. If the purchasers fail to perform certain obligations under the leases guaranteed by the Company, the Company could have obligations to landlords under such guarantees. Based on the information currently available, management does not believe that its potential obligations under these lease guarantees would be material.

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

The following table summarizes 2009 activity related to the discontinuation of the CLL business:

	Severance and Personnel Related Costs	Lease Termination Costs	Other Closing Costs	Total
Balance at January 31, 2009	$3,651	$9,780	$172	$13,603
Adjustments to the reserve	—	156	—	156
Cash payments	(3,651)	(9,234)	(172)	(13,057)

Balance at August 1, 2009	$—	$702	$—	$702

NOTE 11 – SUBSEQUENT EVENTS

On July 30, 2009, the Company filed a universal shelf registration statement with the Securities and Exchange Commission permitting the Company to issue securities, in one or more offerings, with a maximum aggregate offering price of $400,000. The shelf registration statement covers a variety of securities including common stock, preferred stock, warrants, and debt securities. The filing became effective on August 13, 2009.

NOTE 12 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and six-month periods ended August 1, 2009 and August 2, 2008 and as of January 31, 2009 reflect the legal entity compositions at the respective dates. Certain prior period amounts have been revised to reflect the adoption of FSP APB 14-1.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and these subsidiaries. At August 1, 2009, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 1, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$4,640	$7,826		$12,466
Merchandise inventories		670,263		670,263
Other current assets		96,235		96,235
Deferred income taxes, net		25,968		25,968

Total Current Assets	4,640	800,292	—	804,932
Property and Equipment, net		1,027,932		1,027,932
Deferred Income Taxes, net	67,910	157,168		225,078
Other Assets	6,692	17,417		24,109
Investment in and Advances to Subsidiaries	1,432,836	—	$(1,432,836)

Total Assets	$1,512,078	$2,002,809	$(1,432,836)	$2,082,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$99,530		$99,530
Accrued expenses and other current liabilities	$9,032	208,599		217,631
Current portion of long-term debt		4,729		4,729

Total Current Liabilities	9,032	312,858	—	321,890
Long-Term Debt	544,168	53,911		598,079
Other Long-Term Liabilities		203,204		203,204
Investment by and Advances from Parent		1,432,836	$(1,432,836)
Shareholders’ Equity	958,878			958,878

Total Liabilities and Shareholders’ Equity	$1,512,078	$2,002,809	$(1,432,836)	$2,082,051

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 1, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$561,696		$561,696
Cost of Sales		393,520		393,520

Gross Margin	—	168,176	—	168,176
Selling, general and administrative expenses	$278	154,663		154,941
Other operating expenses	1	80,100		80,101
Store pre-opening costs		739		739
Impairments and dispositions		83		83

Operating Loss	(279)	(67,409)	—	(67,688)
Other income (expense)
Equity in earnings of subsidiaries	(48,837)		$48,837
Interest expense	(10,622)	(1,723)		(12,345)
Gain on extinguishment of debt	783			783
Other income, net	853			853

Loss from continuing operations before benefit for income taxes	(58,102)	(69,132)	48,837	(78,397)
Benefit for income taxes	(3,613)	(20,295)		(23,908)

Loss from continuing operations	$(54,489)	$(48,837)	$48,837	$(54,489)
Discontinued Operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(23)		23
Loss from discontinued operations before Benefit for income taxes		(35)		(35)
Benefit for income taxes		(12)		(12)

Loss from discontinued operations	(23)	(23)	23	(23)
Net Loss	$(54,512)	$(48,860)	$48,860	$(54,512)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED AUGUST 1, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,182,962		$1,182,962
Cost of Sales		776,378		776,378

Gross Margin	—	406,584	—	406,584
Selling, general and administrative expenses	$471	309,904		310,375
Other operating expenses	2	160,069		160,071
Store pre-opening costs		1,366		1,366
Impairments and dispositions		269		269

Operating Loss	(473)	(65,024)	—	(65,497)
Other income (expense)
Equity in earnings of subsidiaries	(48,345)		$48,345
Interest expense	(19,333)	(3,447)		(22,780)
Gain on extinguishment of debt	783			783
Other income, net	950			950

Loss from continuing operations before benefit for income taxes	(66,418)	(68,471)	48,345	(86,544)
Benefit for income taxes	(7,048)	(20,126)		(27,174)

Loss from continuing operations	$(59,370)	$(48,345)	$48,345	$(59,370)
Discontinued Operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(259)		259
Loss from discontinued operations before Benefit for income taxes		(398)		(398)
Benefit for income taxes		(139)		(139)

Loss from discontinued operations	(259)	(259)	259	(259)
Net Loss	$(59,629)	$(48,604)	$48,604	$(59,629)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 1, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Loss	$(59,629)	$(48,604)	$48,604	$(59,629)
Loss from discontinued operations	(259)	(259)	259	(259)

Loss from continuing operations	(59,370)	(48,345)	48,345	(59,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiaries	48,345		(48,345)	—
Depreciation and amortization		69,254		69,254
Impairments and dispositions		269		269
Gain on extinguishment of debt	(783)			(783)
Equity compensation	8,393			8,393
Amortization of discount on convertible senior notes	4,203			4,203
Deferred income taxes	970	(29,690)		(28,720)
Gain on sale of property		(628)		(628)
Changes in operating assets and liabilities, net	1,476	48,528		50,004

Net Cash Provided By Operating Activities - Continuing Operations	3,234	39,388	—	42,622
Net Cash Used In Operating Activities - Discontinued Operations		(13,579)		(13,579)

Net Cash Provided By Operating Activities	3,234	25,809	—	29,043
INVESTING ACTIVITIES
Purchases of property and equipment		(45,932)		(45,932)
Proceeds from the sale of property and equipment		635		635

Net Cash Used In Investing Activities - Continuing Operations	—	(45,297)	—	(45,297)
Net Cash Used In Investing Activities - Discontinued Operations		—		—

Net Cash Used In Investing Activities	—	(45,297)	—	(45,297)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(19,720)	19,720		—
Proceeds from issuance of convertible senior notes	120,000			120,000
Payment of deferred financing costs	(4,686)			(4,686)
Payments on revolving credit facility	(71,675)			(71,675)
Payments on long-term debt and capital lease obligations	(22,208)	(2,443)		(24,651)
Cash dividends paid	(541)			(541)

Net Cash Provided By Financing Activities - Continuing Operations	1,170	17,277	—	18,447
Net Cash Provided By Financing Activities - Discontinued Operations		—		—

Net Cash Provided By Financing Activities	1,170	17,277	—	18,447
Increase (Decrease) In Cash and Cash Equivalents	4,404	(2,211)		2,193
Cash and Cash Equivalents at beginning of period	236	10,037		10,273

Cash and Cash Equivalents at end of period	$4,640	$7,826	$—	$12,466

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated Revised	Guarantor Subsidiaries Revised	Eliminations Revised	Consolidated Revised
ASSETS
Current Assets
Cash and cash equivalents	$48,111	$11,912		$60,023
Merchandise inventories		813,066		813,066
Other current assets		114,432		114,432
Deferred income taxes, net		30,737		30,737

Total Current Assets	48,111	970,147	—	1,018,258
Property and Equipment, net		1,077,631		1,077,631
Deferred Income Taxes, net	55,489	39,855		95,344
Other Assets	4,977	45,269		50,246
Investment in and Advances to Subsidiaries	1,441,308		$(1,441,308)

Total Assets	$1,549,885	$2,132,902	$(1,441,308)	$2,241,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$155,132		$155,132
Accrued expenses and other current liabilities	$9,493	228,774		238,267
Current portion of long-term debt		88,882		88,882

Total Current Liabilities	9,493	472,788	—	482,281
Long-Term Debt	376,548	58,640		435,188
Other Long-Term Liabilities		160,166		160,166
Investment by and Advances from Parent		1,441,308	$(1,441,308)
Shareholders’ Equity	1,163,844			1,163,844

Total Liabilities and Shareholders’ Equity	$1,549,885	$2,132,902	$(1,441,308)	$2,241,479

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated Revised	Guarantor Subsidiaries Revised	Eliminations Revised	Consolidated Revised
Net sales		$656,968		$656,968
Cost of Sales		429,561		429,561

Gross Margin	—	227,407	—	227,407
Selling, general and administrative expenses	$359	188,136		188,495
Other operating expenses	2	78,969		78,971
Store pre-opening costs		286		286
Impairments and dispositions		1,221		1,221

Operating Loss	(361)	(41,205)	—	(41,566)
Other income (expense)
Equity in earnings of subsidiaries	(25,470)		$25,470
Interest expense	(9,315)	(2,232)		(11,547)
Other income, net	740			740

Loss from continuing operations before benefit for income taxes	(34,406)	(43,437)	25,470	(52,373)
Benefit for income taxes	(3,500)	(17,967)		(21,467)

Loss from continuing operations	$(30,906)	$(25,470)	$25,470	$(30,906)
Discontinued Operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(1,761)		1,761
Loss from discontinued operations before benefit for income taxes		(2,714)		(2,714)
Benefit for income taxes		(953)		(953)

Loss from discontinued operations	(1,761)	(1,761)	1,761	(1,761)
Net Loss	$(32,667)	$(27,231)	$27,231	$(32,667)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED AUGUST 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated Revised	Guarantor Subsidiaries Revised	Eliminations Revised	Consolidated Revised
Net sales		$1,507,009		$1,507,009
Cost of Sales		956,759		956,759

Gross Margin	—	550,250	—	550,250
Selling, general and administrative expenses	$607	387,275		387,882
Other operating expenses	12	159,542		159,554
Store pre-opening costs		527		527
Impairments and dispositions		1,239		1,239

Operating Loss	(619)	1,667	—	1,048
Other income (expense)
Equity in earnings of subsidiaries	(1,275)		$1,275
Interest expense	(18,595)	(4,578)		(23,173)
Other income, net	1,687			1,687

Loss from continuing operations before benefit for income taxes	(18,802)	(2,911)	1,275	(20,438)
Benefit for income taxes	(6,867)	(1,636)		(8,503)

Loss from continuing operations	$(11,935)	$(1,275)	$1,275	$(11,935)
Discontinued Operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(3,396)		3,396
Loss from discontinued operations before benefit for income taxes		(5,211)		(5,211)
Benefit for income taxes		(1,815)		(1,815)

Loss from discontinued operations	(3,396)	(3,396)	3,396	(3,396)
Net Loss	$(15,331)	$(4,671)	$4,671	$(15,331)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 2, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated Revised	Guarantor Subsidiaries Revised	Eliminations Revised	Consolidated Revised
OPERATING ACTIVITIES
Net Loss	$(15,331)	$(4,671)	$4,671	$(15,331)
Loss from discontinued operations	(3,396)	(3,396)	3,396	(3,396)

Loss from continuing operations	(11,935)	(1,275)	1,275	(11,935)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	1,275		(1,275)	—
Depreciation and amortization		63,974		63,974
Impairments and dispositions		1,239		1,239
Equity compensation	8,274			8,274
Amortization of discount on convertible notes	3,353			3,353
Deferred income taxes	935	495		1,430
Excess tax benefit from stock-based compensation	(513)			(513)
Changes in operating assets and liabilities, net	(13,397)	489		(12,908)

Net Cash Provided By (Used In) Operating Activities - Continuing Operations	(12,008)	64,922	—	52,914
Net Cash Used In Operating Activities - Discontinued Operations		(1,629)		(1,629)

Net Cash Provided By (Used In) Operating Activities	(12,008)	63,293	—	51,285
INVESTING ACTIVITIES
Purchases of property and equipment		(54,755)		(54,755)
Proceeds from the sale of assets		122		122

Net Cash Used In Investing Activities - Continuing Operations	—	(54,633)	—	(54,633)
Net Cash Used In Investing Activities - Discontinued Operations		(1,409)		(1,409)

Net Cash Used In Investing Activities	—	(56,042)	—	(56,042)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	8,206	(8,206)
Payments on long-term debt and capital lease obligations		(2,803)		(2,803)
Cash dividends paid	(1,180)			(1,180)
Excess tax benefit from stock-based compensation	513			513
Purchases and retirements of common stock	(34,889)			(34,889)
Proceeds from the issuance of common stock	1,977			1,977

Net Cash Used In Financing Activities - Continuing Operations	(25,373)	(11,009)	—	(36,382)
Net Cash Used In Financing Activities - Discontinued Operations		—		—

Net Cash Used In Financing Activities	(25,373)	(11,009)	—	(36,382)
Decrease In Cash and Cash Equivalents	(37,381)	(3,758)		(41,139)
Cash and Cash Equivalents at beginning of period	85,492	15,670		101,162

Cash and Cash Equivalents at end of period	$48,111	$11,912	$—	$60,023

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$236	$10,037		$10,273
Merchandise inventories		728,841		728,841
Other current assets		105,350		105,350
Deferred income taxes, net		29,916		29,916

Total Current Assets	236	874,144	—	874,380
Property and Equipment, net		1,058,393		1,058,393
Deferred Income Taxes, net	60,861	134,095		194,956
Other Assets	3,614	16,334		19,948
Investment in and Advances to Subsidiaries	1,554,935		($1,554,935)

Total Assets	$1,619,646	$2,082,966	$(1,554,935)	$2,147,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$90,208		$90,208
Accrued expenses and other current liabilities	$8,235	267,312		275,547
Current portion of long-term debt	84,132	(79,459)		4,673

Total Current Liabilities	92,367	278,061	—	370,428
Long-Term Debt	536,693	56,410		593,103
Other Long-Term Liabilities		193,560		193,560
Investment by and Advances from Parent		1,554,935	$(1,554,935)
Shareholders’ Equity	990,586			990,586

Total Liabilities and Shareholders’ Equity	$1,619,646	$2,082,966	$(1,554,935)	$2,147,677

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5th (“OFF 5th”), and SFA’s e-commerce operations. Previously, the Company also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5th is intended to be the premier luxury off-price retailer in the United States. OFF 5th stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of August 1, 2009, Saks operated 53 SFA stores with 5.9 million square feet and 54 OFF 5th stores with 1.5 million square feet.

FINANCIAL PERFORMANCE SUMMARY

The Company recorded a net loss of $54.5 million, or $0.39 per share for the three months ended August 1, 2009. For the three months ended August 2, 2008, the Company recorded a net loss of $32.7 million, or $0.24 per share. Excluding the after-tax loss from discontinued operations of $1.8 million, or $0.01 per share, the Company recorded a net loss from continuing operations of $30.9 million, or $0.23 per share, for the three months ended August 2, 2008.

The three-month period ended August 2, 2008 included charges of $0.8 million (net of taxes), or $0.01 per share, primarily related to asset disposition costs related to the closing of one SFA store location. The prior year second quarter also included $0.2 million (net of taxes) of severance costs (included in selling, general and administrative expenses (“SG&A”)) related to this SFA store closing.

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

	Three Months Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
		Revised		Revised
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	70.1%	65.4%	65.6%	63.5%

Gross margin	29.9%	34.6%	34.4%	36.5%
Selling, general & administrative expenses	27.6%	28.7%	26.2%	25.7%
Other operating expenses	14.3%	12.0%	13.5%	10.6%
Store pre-opening costs	0.1%	0.0%	0.1%	0.0%
Impairments and dispositions	0.0%	0.2%	0.0%	0.1%

Operating income (loss)	-12.1%	-6.3%	-5.5%	0.1%
Interest expense	-2.2%	-1.8%	-1.9%	-1.5%
Gain on extinguishment of debt	0.1%	0.0%	0.1%	0.0%
Other income, net	0.2%	0.1%	0.1%	0.1%

Loss from continuing operations before income taxes	-14.0%	-8.0%	-7.3%	-1.4%
Benefit for income taxes	-4.3%	-3.3%	-2.3%	-0.6%

Loss from continuing operations	-9.7%	-4.7%	-5.0%	-0.8%
Discontinued Operations:
Loss from discontinued operations	0.0%	-0.4%	0.0%	-0.3%
Benefit for income taxes	0.0%	-0.1%	0.0%	-0.1%

Loss from discontinued operations	0.0%	-0.3%	0.0%	-0.2%

Net loss	-9.7%	-5.0%	-5.0%	-1.0%

THREE MONTHS ENDED AUGUST 1, 2009 COMPARED TO THREE MONTHS ENDED AUGUST 2, 2008

DISCUSSION OF OPERATING LOSS - CONTINUING OPERATIONS

The following table shows the changes in operating loss from continuing operations for the three-month period ended August 2, 2008 compared to the three-month period ended August 1, 2009:

(In Millions)	Total Company
For the three months ended August 2, 2008	$(41.6)
Store sales and margin	(59.2)
Operating expenses	32.0
Impairments and dispositions	1.1

Decrease	(26.1)

For the three months ended August 1, 2009	$(67.7)

For the three month period ended August 1, 2009, operating loss was $67.7 million compared to operating loss of $41.6 million for the same period last year. The $26.1 million increase in operating loss for the quarter was primarily driven by a $59.2 million decrease in gross margin resulting from a comparable store sales decline of 15.5% and a gross margin rate decrease of 470 basis points partially offset by a year-over-year reduction in SG&A of $33.6 million or 18%. The lower SG&A expenses are attributable to reduced variable selling expenses and other cost savings initiatives implemented by the Company.

NET SALES

For the three months ended August 1, 2009, total net sales decreased 14.5% to $561.7 million from $657.0 million for the three months ended August 2, 2008. Similarly, consolidated comparable store sales decreased $100.1 million, or 15.5%, from $646.3 million for the three months ended August 2, 2008 to $546.2 million for the three months ended August 1, 2009. The Company experienced weakness across all merchandise categories, geographies, and channels of distribution during the quarter due to weak consumer demand.

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

GROSS MARGIN

For the three months ended August 1, 2009, gross margin was $168.2 million, or 29.9% of net sales, compared to $227.4 million, or 34.6% of net sales, for the three months ended August 2, 2008. The Company’s gross margin rate decreased 470 basis points in the quarter primarily as a result of a clearance event shift into the second quarter of 2009 from the first quarter of 2008 (accounting for approximately 300 basis points of the decline) and increased markdowns as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended August 1, 2009, SG&A was $154.9 million, or 27.6% of net sales, compared to $188.5 million, or 28.7% of net sales, for the three months ended August 2, 2008. The $33.6 million decrease was principally related to lower variable costs associated with the $95.3 million sales decrease, as well as other cost savings initiatives implemented by the Company.

OTHER OPERATING EXPENSES

For the three months ended August 1, 2009, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $80.8 million, or 14.4% of net sales, compared to $79.3 million, or 12.1% of net sales, for the three months ended August 2, 2008. As a percent of sales, other operating expenses increased 230 basis points in 2009, reflecting the rate deleverage caused by the 15.5% comparable store sales decline in the current year second quarter.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended August 1, 2009, the Company recorded losses from impairments and dispositions of $83 thousand, compared to a loss of $1.2 million for the three months ended August 2, 2008. The current and prior quarter net charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the three months ended August 1, 2009, interest expense was $12.3 million, or 2.2% of net sales, compared to $11.5 million, or 1.8% of net sales, for the three months ended August 2, 2008. The increase in interest expense is primarily due to the issuance of $120.0 million of convertible notes in June 2009 and borrowings under the revolving credit facility partially offset by the extinguishment of $23.0 million of senior notes in July 2009 and $84.1 million of senior notes in November 2008. Non-cash interest expense associated with the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Accounting Principles Board (“APB”) No. 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) was $2.4 million and $1.7 million for the three months ended August 1, 2009 and August 2, 2008, respectively.

INCOME TAXES

The effective income tax rate for continuing operations for the three-month periods ended August 1, 2009 and August 2, 2008 was 30.5% and 41.0%, respectively. The decrease in the effective tax rate for the three-month period ended August 1, 2009 was primarily due to an increase in the state tax valuation allowance, associated with certain state net operating loss carryforwards, reducing the expected tax benefit of the pre-tax losses.

Our consolidated balance sheet as of August 1, 2009 includes a gross deferred tax asset of $183.3 million related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. Based on our evaluation of all available evidence both positive and negative, an additional valuation allowance with respect to the deferred tax assets related to the state net operating loss carryforwards was recorded during the quarter ended August 1, 2009. On a quarterly basis the Company assesses whether it remains more likely than not that the net state deferred tax assets will be realized by evaluating them on a jurisdiction-by-jurisdiction basis. This analysis resulted in a net increase to the overall valuation allowance based on projections of future profitability and the expiration of certain state net operating loss carryforwards. We will continue to assess the need to increase the valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then an additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on our results of operations in the period in which it is recorded.

SIX MONTHS ENDED AUGUST 1, 2009 COMPARED TO SIX MONTHS ENDED AUGUST 2, 2008

DISCUSSION OF OPERATING INCOME (LOSS) - CONTINUING OPERATIONS

The following table shows the changes in operating income (loss) from continuing operations for the six-month period ended August 2, 2008 compared to the six-month period ended August 1, 2009:

(In Millions)	Total Company
For the six months ended August 2, 2008	$1.0
Store sales and margin	(143.7)
Operating expenses	76.2
Impairments and dispositions	1.0

Decrease	(66.5)

For the six months ended August 1, 2009	$(65.5)

For the six month period ended August 1, 2009, operating loss was $65.5 million compared to operating income of $1.0 million for the same period last year. The $66.5 million decrease in operating income for the quarter was primarily driven by a $143.7 million decrease in gross margin resulting from a comparable store sales decline of 22.4% and a gross margin rate decrease of 210 basis points offset by a year-over-year reduction in SG&A of $77.5 million or 20%. The lower SG&A expenses are attributable to reduced variable selling expenses and other cost savings initiatives implemented by the Company.

NET SALES

For the six months ended August 1, 2009, total net sales decreased 21.5% to $1,183.0 million from $1,507.0 million for the six months ended August 2, 2008. Similarly, consolidated comparable store sales decreased $331.9 million, or 22.4%, from $1,484.9 million for the six months ended August 2, 2008 to $1,153.0 million for the six months ended August 1, 2009. The Company experienced weakness across all merchandise categories, geographies, and channels of distribution during the six months ended August 1, 2009 due to weak consumer demand.

GROSS MARGIN

For the six months ended August 1, 2009, gross margin was $406.6 million, or 34.4% of net sales, compared to $550.3 million, or 36.5% of net sales, for the six months ended August 2, 2008. The Company’s gross margin rate decreased 210 basis points in the current year as a result of increased markdowns as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended August 1, 2009, SG&A was $310.4 million, or 26.2% of net sales, compared to $387.9 million, or 25.7% of net sales, for the six months ended August 2, 2008. The $77.5 million decrease was principally related to lower variable costs associated with the $324.0 million sales decrease, as well as other cost savings initiatives implemented by the Company.

OTHER OPERATING EXPENSES

For the six months ended August 1, 2009, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $161.4 million, or 13.6% of net sales, compared to $160.1 million, or 10.6% of net sales, for the six months ended August 2, 2008. As a percent of sales, other operating expenses increased 300 basis points in 2009, reflecting the rate deleverage caused by the 22.4% comparable store sales decline in the six months ended August 1, 2009.

IMPAIRMENTS AND DISPOSITIONS

For the six months ended August 1, 2009, the Company recorded losses from impairments and dispositions of $0.3 million, compared to a loss of $1.2 million for the six months ended August 2, 2008. The current and prior quarter net charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the six months ended August 1, 2009, interest expense was $22.8 million, or 1.9% of net sales, compared to $23.2 million, or 1.5% of net sales, for the six months ended August 2, 2008. The decrease in interest expense is primarily due to the extinguishment of $23.0 million of senior notes in July 2009 and the retirement of $84.1 million of senior notes in November 2008 partially offset by the issuance of $120.0 million of convertible notes in May 2009 and an increase in borrowings under the revolving credit facility in 2009. Non cash interest expense associated with the adoption of FSP APB 14-1 was $4.2 million and $3.4 million for the six months ended August 1, 2009 and August 2, 2008, respectively.

INCOME TAXES

The effective income tax rate for continuing operations for the six-month periods ended August 1, 2009 and August 2, 2008 was 31.4% and 41.6%, respectively. The decrease in the effective tax rate for the six-month period ended August 1, 2009 was primarily due to an increase in the state tax valuation allowance, associated with certain state net operating loss carryforwards, reducing the expected tax benefit of the pre-tax losses.

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

Cash provided by operating activities from continuing operations was $42.6 million for the six months ended August 1, 2009 and $52.9 million for the six months ended August 2, 2008. Cash provided by operating activities principally represents income before depreciation and non-cash charges and changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $10.3 million decrease in operating cash flows from continuing operations was primarily driven by the loss from continuing operations of $59.4 million for the six months ended August 1, 2009 compared to loss from continuing operations of $11.9 million for the six months ended August 2, 2008. This decrease was partially off-set by changes in working capital, primarily the decrease in inventory levels during the six months ended August 1, 2009 resulting from the Company’s effort to more closely align inventories with current consumption trends and consistent with the 22.4% decrease in comparable store sales for the period. Net cash used in operating activities for discontinued operations was $13.6 million for the six months ended August 1, 2009 and was primarily related to the payment of severance, lease termination and other closing costs associated with the CLL store closings.

Cash used in investing activities from continuing operations was $45.3 million for the six months ended August 1, 2009 and $54.6 million for the six months ended August 2, 2008. Cash used in investing activities principally consists of construction of new stores, renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $9.3 million decrease in cash used in investing activities for continuing operations is primarily due to a decrease in capital expenditures in the current year.

Cash provided by (used in) financing activities from continuing operations was $18.4 million for the six months ended August 1, 2009 and ($36.4) million for the six months ended August 2, 2008. The current year cash provided by financing activities was driven by $115.3 million of proceeds, net of deferred financing costs, from the issuance of the 7.5% convertible notes partially off-set by the repayment of borrowings under the revolving credit facility of $71.7 million, the repurchase of $23.0 million of 7.5% senior notes due in December 2010, and payment on capital lease obligations of $2.4 million. The prior year use primarily relates to the repurchase of approximately 2.9 million shares of common stock at a cost of approximately $34.9 million

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. At August 1, 2009 and August 2, 2008, the Company maintained cash and cash equivalent balances of $12.5 million and $60.0 million, respectively. Exclusive of approximately $7.8 million and $11.9 million of store operating cash at August 1, 2009 and August 2, 2008, respectively, cash was invested principally in various money market funds. There was no restricted cash as of August 1, 2009 and August 2, 2008.

At August 1, 2009, the Company had $85.0 million of direct borrowings under its revolving credit facility, and had $25.6 million in unfunded letters of credit. The Company had maximum unfunded letters of credit of $26.1 million on its revolving credit facility for the six month period ended August 1, 2009, which reduces the amount of borrowings available under the facility. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. The Company’s inventory position increases and decreases over time and this change will at times cause the revolver capacity to fall below the stated $500 million facility. Due to the current inventory level, at August 1, 2009 the Company had $432.8 million of borrowing capacity under the revolving credit facility. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. The Company had unutilized availability under the facility of $262.2 million after deducting outstanding borrowings under the facility and outstanding letters of credit at August 1, 2009 and excluding the last $60 million of availability due to the fixed charge ratio falling below the required 1 to 1 coverage. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

On May 27, 2009, the Company issued $120.0 million of convertible notes due 2013, which bear cash interest semiannually at an annual rate of 7.5%. The notes are convertible at the option of holders at an initial conversion rate of 180.5869 shares of common stock per $1 thousand principal amount of notes into, at the Company’s election, cash, shares of the Company’s common stock, or a combination thereof. The Company received net proceeds from the notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

Based on the Company’s operating plans and cash management actions, the Company expects to have ample availability on its revolving credit facility throughout fiscal year 2009 and to be cash flow positive for fiscal year 2009. The Company does not expect to be subject to the fixed charge coverage ratio at any time during fiscal year 2009.

The Company is very focused on cash management and capital preservation and has implemented a number of actions in an effort to be free cash flow positive for the remainder of 2009. The planned actions include a reduction in year over year capital expenditures, a reduction in year over year inventory purchases, a significant reduction in force that was implemented in January 2009, salary reductions for certain corporate employees which were effective in June 2009, and general operating expense reductions throughout the Company.

Additionally, on July 30, 2009, the Company filed a universal shelf registration statement with the Securities and Exchange Commission permitting the Company to issue securities, in one or more offerings, with a maximum aggregate offering price of $400 million. The shelf registration statement covers a variety of securities including common stock, preferred stock, warrants, and debt securities. The filing, which became effective on August 13, 2009, will allow the Company to access public markets if and when funds are needed.

Based on these actions and the fact that the Company has no maturities of debt until late 2010, the Company expects to have sufficient liquidity to fund operations in 2009.

There were no repurchases and retirements of common stock during the six months ended August 1, 2009. At August 1, 2009, there were 32.7 million shares remaining available for repurchase under the Company’s existing share repurchase program. During the six months ended August 2, 2008, the Company repurchased and retired 2.9 million shares of its common stock at an average price of $11.83 per share and total cost of approximately $34.9 million.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At August 1, 2009, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. On August 1, 2009, total funded debt (including the equity component of the convertible notes) was $662.9 million, representing an increase of $93.1 million from a balance of $569.8 million at August 2, 2008. This increase was primarily related to an increase of $85.0 million in outstanding borrowings from the revolving credit facility as of August 1, 2009 as well as the issuance of $98.6 million (net of unamortized discount) of 7.5% convertible notes during the second quarter of 2009. This increase was partially offset by the $84.1 million maturity of senior notes in November 2008. Additionally, the debt-to-capitalization ratio increased to 42.4% from 33.8% in the prior year, as a result of the increase in debt in the current year.

Senior Revolving Credit Facility

At August 1, 2009, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. The Company’s inventory position increases and decreases over time and this change will at times cause the revolver capacity to fall below the stated $500 million facility. Due to the current inventory level, at August 1, 2009 the Company had $432.8 million of borrowing capacity under the revolving credit facility. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. At August 1, 2009, the Company’s fixed charge coverage was below the 1 to 1 requirement; however, the Company was not subject to the fixed charge coverage ratio as its availability under the facility exceeded $60 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At August 1, 2009, the Company had $85.0 million in borrowings under the revolving credit facility.

Senior Notes

At August 1, 2009, the Company had $169.2 million of senior notes outstanding, excluding the convertible notes, comprising four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

7.5% Convertible Notes

The Company had $120 million of convertible notes, at August 1, 2009, that bear cash interest semiannually at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares and/or cash; or a combination thereof. The Company received net proceeds from the Notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

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

Upon issuance, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13% non-convertible borrowing rate, to be $97,994. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22,006. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the 4.5 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense in future periods.

The convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of August 1, 2009 because the Company can settle the principal amount of the notes with shares and/or cash.

2.0% Convertible Senior Notes

The Company had $230 million of convertible senior notes, at August 1, 2009, that bear interest of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 11, 2011. The Company can settle a conversion of the notes with shares and/or cash. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than

120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. At August 1, 2009, the conversion criteria with respect to the credit rating requirements were met.

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

Upon adoption of FSP APB 14-1, the Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the ten-year period to the first put date of the notes in 2014 resulting in an increase in non-cash interest expense in prior and future periods.

The convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of August 1, 2009 and August 2, 2008 because the Company can settle the principal amount of the notes with shares and/or cash.

Capital Leases

At August 1, 2009, the Company had $58.6 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

Pension Plan

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

The Company issued $120.0 million of 7.5% convertible notes in May 2009. The 7.5% convertible notes mature in December 2013 and are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion rate of $5.54 per share. There were no other material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three and six months ended August 1, 2009. For additional information regarding the Company’s contractual obligations as of January 31, 2009, see the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended January 31, 2009 in conjunction with the Current Report on Form 8-K that was filed on July 30, 2009 solely to reflect certain retrospective accounting adjustments related to the adoption of FSP APB 14-1 with respect to the financial information contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 and the Current Report on Form 8-K that was filed on July 30, 2009 solely to reflect certain retrospective accounting adjustments related to the adoption of FSP APB 14-1 with respect to the financial information contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In April 2009, the FASB issued FSP Statement of Financial Accounting Standards (“SFAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which provides additional guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate when a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. FSP SFAS 157-4 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”), which: 1) clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired, 2) provides guidance on the amount of an other-than-temporary impairment recognized in earnings and other comprehensive income and 3) expands the disclosures required for other-than-temporary impairments for debt and equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009. FSP SFAS 115-2 and SFAS 124-2 did not have an impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company adopted the provisions of FSP SFAS 107-1 and APB 28-1 on May 3, 2009. See Note 4 for fair value disclosure of the Company’s financial instruments.

In May 2008, the FASB issued FSP APB 14-1 which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The Company adopted the provisions of FSP APB 14-1 on February 1, 2009. See Note 4 for further discussion of the adoption of FSP APB 14-1.

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”), which delayed the effective date of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of FSP SFAS 157-2 for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on February 1, 2009. See Note 6 for further discussion of the adoption of FSP SFAS 157-2.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS 160 is effective as of the beginning of the 2009 fiscal year. The adoption of SFAS 160 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three and six month periods ended August 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require an entity to provide an enhanced understanding of its use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective as of the beginning of the 2009 fiscal year. The adoption of SFAS 161 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three and six month periods ended August 1, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is intended to establish general standards of accounting for and disclosure of events that occurred after the balance sheet date but before financial statements are issued or are available to be issued. The statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The statement is effective for the Company beginning in the quarter ended August 1, 2009.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s condensed consolidated financial statements for the three and six month periods ended August 1, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. The adoption of EITF 07-5 as of February 1, 2009 did not have an impact on the Company’s condensed consolidated financial statements for the three and six month periods ended August 1, 2009.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF 08-3”). EITF 08-3 clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. The adoption of EITF 08-3 as of February 1, 2009 did not have a material impact on the Company’s consolidated financial statements for the three and six month periods ended August 1, 2009.

Recently Issued Pronouncements

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP SFAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurement using significant unobservable inputs and concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company intends to adopt the new disclosure requirements in its Form 10-K for the year ending January 30, 2010.

FORWARD-LOOKING INFORMATION

The information contained in this Form 10-Q that addresses future results or expectations is considered “forward-looking” information within the definition of the Federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” The forward-looking information is premised on many factors, some of which are outlined below. Actual consolidated results might differ materially from projected forward-looking information.

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for luxury apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; macroeconomic conditions and their effect on consumer spending; the Company’s ability to secure adequate financing; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; the performance of the financial markets; changes in interest rates; and fluctuations in foreign currency. For additional information regarding these and other risk factors, please refer to the Company’s Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC, which may be accessed through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments outstanding at August 1, 2009, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 9 – Contingencies- Legal Contingencies,” is incorporated into this Item by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 1, 2009, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company did not repurchase and retire any shares of common stock during the quarter ended August 1, 2009. At August 1, 2009, 32.7 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of shareholders on June 3, 2009 for the following purposes:

(i)	To elect four Class III Directors to hold office until the 2012 annual meeting of shareholders or until their respective successors have been elected and qualified:

	VOTES FOR	VOTES WITHHELD	BROKER NON-VOTES
Ronald deWaal	66,647,582	21,581,919	28,775
Marguerite W. Kondracke	66,665,807	21,566,493	25,976
C. Warren Neel	65,351,181	22,876,307	30,788
Christopher J. Stadler	66,644,738	21,587,462	26,076

There were no abstentions with respect to this proposal.

(ii)	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the current fiscal year ending January 30, 2010:

Votes For	Votes Against	Abstentions	Broker Non-Votes
87,378,069	570,539	307,567	2,101

(iii)	To adopt the Saks Incorporated 2009 Long-Term Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
64,077,079	16,132,398	122,791	7,926,008

(iv)	To vote on a shareholder proposal concerning cumulative voting for the election of Directors:

Votes For	Votes Against	Abstentions	Broker Non-Votes
26,667,447	53,452,404	212,416	7,926,009

(v)	To vote on a shareholder proposal concerning majority voting for the election of directors:

Votes For	Votes Against	Abstentions	Broker Non-Votes
43,475,226	36,683,106	173,936	7,926,008

(vi)	To vote on a shareholder proposal concerning the declassification of the Company’s Board of Directors:

Votes For	Votes Against	Abstentions	Broker Non-Votes
49,937,381	3,608,094	1,072,036	33,640,765

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

Date: August 31, 2009	/s/ Kevin G. Wills
Kevin G. Wills
On behalf of registrant and as Executive Vice President and Chief Financial Officer (Principal Financial Officer)