Form 10-Q
period 2009-10-31
SAKS INC
filed 2009-12-04
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule-405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 16, 2009, the number of shares of the Registrant’s Common Stock outstanding was 159,573,704.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	October 31, 2009	January 31, 2009	November 1, 2008
			Revised
ASSETS
Current Assets
Cash and cash equivalents	$7,122	$10,273	$20,008
Merchandise inventories	799,110	728,841	1,016,192
Other current assets	89,846	105,350	119,917
Deferred income taxes, net	30,971	29,916	35,954

Total current assets	927,049	874,380	1,192,071
Property and Equipment, net	1,007,636	1,058,393	1,073,912
Deferred Income Taxes, net	219,186	194,956	83,224
Other Assets	24,653	19,948	49,344

TOTAL ASSETS	$2,178,524	$2,147,677	$2,398,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$163,193	$90,208	$250,353
Accrued expenses and other current liabilities	228,347	275,547	259,805
Current portion of long-term debt	4,847	4,673	88,804

Total current liabilities	396,387	370,428	598,962
Long-Term Debt	514,606	593,103	516,416
Other Long-Term Liabilities	202,477	193,560	159,377

Total liabilities	1,113,470	1,157,091	1,274,755
Commitments and Contingencies	—	—	—
Shareholders’ Equity	1,065,054	990,586	1,123,796

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,178,524	$2,147,677	$2,398,551

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
		Revised		Revised
NET SALES	$631,434	$690,297	$1,820,218	$2,203,856
Cost of sales	376,799	443,968	1,153,177	1,400,727

Gross margin	254,635	246,329	667,041	803,129
Selling, general and administrative expenses	162,552	180,860	478,749	575,292
Other operating expenses:
Property and equipment rentals	24,854	26,469	77,818	79,570
Depreciation and amortization	33,117	32,120	102,371	96,094
Taxes other than income taxes	17,784	20,285	55,637	62,764
Store pre-opening costs	534	823	1,900	1,350
Impairments and dispositions	185	141	454	1,380

OPERATING INCOME (LOSS)	15,609	(14,369)	(49,888)	(13,321)
Interest expense	(12,831)	(11,583)	(35,611)	(34,756)
Gain on extinguishment of debt	—	—	783	—
Other income, net	23	1,487	973	3,174

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,801	(24,465)	(83,743)	(44,903)
Provision (benefit) for income taxes	(3,532)	6,328	(30,706)	(2,175)

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,333	(30,793)	(53,037)	(42,728)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	(23)	(20,740)	(421)	(25,951)
Benefit for income taxes	(8)	(7,804)	(147)	(9,619)

LOSS FROM DISCONTINUED OPERATIONS	(15)	(12,936)	(274)	(16,332)

NET INCOME (LOSS)	$6,318	$(43,729)	$(53,311)	$(59,060)

Per-Share amounts - Basic
Income (loss) from continuing operations	$0.04	$(0.22)	$(0.37)	$(0.31)
Loss from discontinued operations	$0.00	$(0.10)	$0.00	$(0.12)
Net Income (loss) per share	$0.04	$(0.32)	$(0.37)	$(0.43)
Per-Share amounts - Diluted
Income (loss) from continuing operations	$0.04	$(0.22)	$(0.37)	$(0.31)
Loss from discontinued operations	$0.00	$(0.10)	$0.00	$(0.12)
Net Income (loss) per share	$0.04	$(0.32)	$(0.37)	$(0.43)
Weighted average common shares:
Basic	148,055	137,715	143,182	138,713
Diluted	152,456	137,715	143,182	138,713

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2009	November 1, 2008
		Revised
Operating Activities:
Net Loss	$(53,311)	$(59,060)
Loss from discontinued operations	(274)	(16,332)

Loss from continuing operations	(53,037)	(42,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	102,371	96,094
Impairments and dispositions	454	1,380
Gain on extinguishment of debt	(783)	—
Equity compensation	12,697	11,572
Amortization of discount on convertible notes	6,983	5,069
Deferred income taxes	(28,111)	5,303
Gain on sale of land	—	(1,217)
Gain on sale of property	(628)	—
Change in operating assets and liabilities, net	3,015	(110,120)

Net Cash Provided By (Used In) Operating Activities - Continuing Operations	42,961	(34,647)
Net Cash Provided By (Used In) Operating Activities - Discontinued Operations	(13,613)	2,159

Net Cash Provided By (Used In) Operating Activities	29,348	(32,488)
Investing Activities:
Purchases of property and equipment	(61,356)	(91,824)
Proceeds from the sale of property and equipment	643	1,339

Net Cash Used In Investing Activities - Continuing Operations	(60,713)	(90,485)
Net Cash Used In Investing Activities - Discontinued Operations	—	(1,876)

Net Cash Used In Investing Activities	(60,713)	(92,361)
Financing Activities:
Proceeds from issuance of convertible senior notes	120,000	—
Proceeds from (payments on) revolving credit facility	(156,675)	80,625
Payment of deferred financing costs	(4,686)	—
Payments on long-term debt and capital lease obligations	(25,783)	(4,013)
Cash dividends paid	(781)	(1,187)
Purchases and retirements of common stock	—	(34,889)
Net proceeds from the issuance of common stock	96,139	3,159

Net Cash Provided By Financing Activities - Continuing Operations	28,214	43,695
Net Cash Used In Financing Activities - Discontinued Operations	—	—

Net Cash Provided By Financing Activities	28,214	43,695
Decrease in Cash and Cash Equivalents	(3,151)	(81,154)
Cash and cash equivalents at beginning of period	10,273	101,162
Cash and cash equivalents at end of period	$7,122	$20,008

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 2010 (fiscal year 2009). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The Company has performed an evaluation of subsequent events through December 4, 2009, which is the date the financial statements were issued (see Note 11).

The accompanying Condensed Consolidated Balance Sheet at January 31, 2009 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as updated by the Current Report on Form 8-K that was filed on July 30, 2009 solely to reflect certain retrospective accounting adjustments described below.

On February 1, 2009, the Company retrospectively adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470 related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) (“ASC 470”), which requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component) (see Note 4). Certain prior period amounts in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, and Condensed Consolidated Statements of Cash Flows have been revised to reflect the impact of the Company’s adoption of this new accounting standard.

During the preparation of our condensed consolidated financial statements for the quarterly period ended October 31, 2009, the Company identified a classification error in our Consolidated Statements of Income for the year ended January 31, 2009 and prior periods and the quarterly periods therein. The classification error also existed in our Condensed Consolidated Statements of

Income for the quarterly periods ended August 1, 2009 and May 2, 2009. The Company improperly included certain shipping and handling revenue in Selling, General and Administrative expenses (“SG&A”). The Company corrected this error in our Condensed Consolidated Statements of Income by adjusting Net Sales and SG&A to reflect all shipping and handling revenue in Net Sales. The adjustment to increase Net Sales and SG&A for the three and nine months ended November 1, 2008 was $3,068 and $9,618, respectively. This adjustment had no effect on Operating Loss, Loss from Continuing Operations, or Net Loss for the periods adjusted. The Company does not believe these adjustments are material to the Condensed Consolidated Statements of Income for the three and nine months ended October 31, 2009 or to any prior period’s Consolidated Statements of Income or the financial statements taken as a whole.

Certain reclassifications were made to prior period amounts to conform to the current year presentation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net Sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $5,977 and $5,274 for the three months ended October 31, 2009 and November 1, 2008, respectively. Leased department sales were $40,527 and $39,444 for the three months ended October 31, 2009 and November 1, 2008, respectively, and were excluded from Net Sales in the accompanying Condensed Consolidated Statements of Income. Commissions from leased departments were $17,419 and $19,089 for the nine months ended October 31, 2009 and November 1, 2008, respectively. Leased department sales were $127,684 and $140,641 for the nine months ended October 31, 2009 and November 1, 2008, respectively, and were excluded from Net Sales in the accompanying Condensed Consolidated Statements of Income.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $240 and $10,510 at October 31, 2009 and November 1, 2008, respectively, primarily consisting of money market funds, demand and time deposits. Income earned on cash equivalents was $47 and $262 for the three-month periods ended October 31, 2009 and November 1, 2008, respectively. For the nine-month periods ended October 31, 2009 and November 1, 2008, income earned on these cash equivalents was $326 and $1,893, respectively. Income earned on cash equivalents is reflected in Other Income in the accompanying Condensed Consolidated Statements of Income.

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

Impairments and Dispositions – The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate. The Company also performs an asset impairment analysis at each fiscal year end. The Company incurred net charges primarily related to asset dispositions in the normal course of business of $185 and $141 for the three month periods ended October 31, 2009 and November 1, 2008, respectively, and charges of $454 and $1,380 for the nine months ended October 31, 2009 and November 1, 2008, respectively. Asset dispositions are included in Impairments and dispositions in the accompanying Condensed Consolidated Statements of Income.

Segment Reporting – The Company derives all of its revenue from the sale of luxury merchandise. Accordingly, the Company has identified the operation of its retail stores and e-commerce business as the Company’s one reportable segment.

Income Taxes – The effective income tax rate from continuing operations for the three and nine-month periods ended October 31, 2009 was (126.1%) and 36.7%, respectively, as compared to (25.9%) and 4.8%, for the three and nine-month periods ended November 1, 2008. The effective tax rate for the three-month period ended October 31, 2009 was primarily due to the reversal of a reserve for an uncertain tax position. The effective tax rate for the nine-month period ended October 31, 2009 was primarily due to the reversal of a reserve for an uncertain tax position off-set by an increase in the state valuation allowance associated with state net operating loss (“NOL”) carryforwards recorded in the three-month period ended August 1, 2009. The effective tax rate for the three and nine-month periods ended November 1, 2008 was primarily due to the write-off of a deferred tax asset associated with a Federal NOL, which expired in 2008 and an increase in the state valuation allowance associated with state NOL carryforwards, reducing the expected tax benefit of the pre-tax losses in that period.

Components of the Company’s income tax expense (benefit) from continuing operations for the three and nine-month periods ended October 31, 2009 and November 1, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
		Revised		Revised
Expected federal income taxes at 35%	$980	$(8,563)	$(29,310)	$(15,716)
State income taxes, net of federal benefit	(37)	(1,157)	(3,197)	(2,926)
State NOL valuation allowance adjustment	—	3,619	5,936	3,619
Write-off of expiring Federal NOL	—	10,980	—	10,980
Effect of settling tax exams and other tax reserve adjustments	(4,378)	562	(4,572)	1,019
Change in state tax law	—	—	—	(414)
Other items, net	(97)	887	437	1,263

Provision (benefit) for income taxes from continuing operations	$(3,532)	$6,328	$(30,706)	$(2,175)

During the three months ended October 31, 2009 the Company reversed approximately $4.4 million of its reserve for uncertain tax positions due to the expiration of statute of limitations. In addition, the Company believes that it is reasonably possible that a decrease of approximately $25.5 million in the reserve for uncertain tax positions could occur within 12 months of the October 31, 2009 balance sheet date.

The Company files a consolidated U.S. Federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through January 28, 2006. With respect to state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and currently has examinations in progress for several jurisdictions.

Our consolidated balance sheet as of October 31, 2009 includes a gross deferred tax asset of $175,621 related to U.S. federal and state NOL and alternative minimum tax credit carryforwards. The majority of the NOL carryforward is a result of the net operating loss incurred during the fiscal year ended January 31, 2009 due principally to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $48,126 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $48,126 has been established. During the quarter ended October 31, 2009, the valuation allowance was evaluated on a jurisdiction-by-jurisdiction basis which resulted in no change to the overall valuation allowance based on projections of future profitability. While the Company has incurred a cumulative loss over the three years ended October 31, 2009, after evaluating all available evidence including our past operating results, the macroeconomic factors contributing to the most recent fiscal year loss, the length of the carryforward periods available, and our forecast of future taxable income, including the implementation of prudent and feasible tax planning strategies, we concluded that it is more likely than not the net deferred tax asset will be realized. We will continue to assess the need for additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on our results of operations in the period in which it is recorded.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

On August 1, 2009, the Company adopted the provisions of a new accounting standard related to subsequent events, which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”). The Codification is the single source of authoritative, U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the Codification did not have an impact on the Company’s condensed consolidated financial statements.

On May 3, 2009, the Company adopted the provisions of a new accounting standard related to disclosures about the fair value of financial instruments, which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. See Note 4 for fair value disclosures of the Company’s financial instruments.

On February 1, 2009, the Company retrospectively adopted the provisions of ASC 470 related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See Note 4 for further discussion of the adoption of this new accounting standard.

On February 1, 2009, the Company adopted the provisions of the fair value measurement standard related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. See Note 6 for further discussion of the adoption of this new accounting standard.

On February 1, 2009, the Company adopted the provisions of a new accounting standards related to accounting for instruments granted in share-based payment transactions as participating securities. This update provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine-month periods ended October 31, 2009.

On February 1, 2009, the Company adopted the provisions of a new accounting standard related to accounting by lessees for nonrefundable maintenance deposits, which clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. The adoption of the new accounting standard did not have a material impact on the Company’s consolidated financial statements for the three and nine-month periods ended October 31, 2009.

Recently Issued Pronouncements

In December 2008, the FASB issued additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The new disclosure requirements include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurement using significant unobservable inputs and concentrations of risk within plan assets. The new disclosure requirements are effective for fiscal years ending after December 15, 2009. The Company intends to adopt the new disclosure requirements in its Form 10-K for the year ending January 30, 2010.

NOTE 3 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and nine-month periods ended October 31, 2009 and November 1, 2008, respectively, are as follows:

	For the Three Months Ended October 31, 2009			For the Three Months Ended November 1, 2008
				Revised
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$6,318	148,055	$0.04	$(43,729)	137,715	$(0.32)
Effect of dilutive potential common shares	—	4,401	—	—	—	—

Diluted EPS	$6,318	152,456	$0.04	$(43,729)	137,715	$(0.32)

	For the Nine Months Ended October 31, 2009			For the Nine Months Ended November 1, 2008
				Revised
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$(53,311)	143,182	$(0.37)	$(59,060)	138,713	$(0.43)
Effect of dilutive potential common shares	—	—	—	—	—	—

Diluted EPS	$(53,311)	143,182	$(0.37)	$(59,060)	138,713	$(0.43)

For the three months ended October 31, 2009, the Company had 40,889 potentially exercisable shares under the Company’s convertible notes that were not included in the computation of diluted EPS because inclusion of the potential common shares would have been anti-dilutive. Additionally, the Company had 1,598 options that were excluded from the computation of diluted EPS for the three months ended October 31, 2009, because the exercise prices of the options exceeded the average market price of the Company’s common stock for the period. These options represent the number of awards outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

For the nine months ended October 31, 2009, the Company had 2,329 options and 6,129 unvested restricted stock and performance share awards outstanding that were excluded from the computation of diluted EPS because the potential common shares would have been anti-dilutive as the Company generated a net loss for the nine month period. These options and unvested restricted stock and performance share awards represent the number of shares outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS. There were also 40,889 potentially exercisable shares under the Company’s convertible notes that were not included in the computation of diluted EPS for the nine months ended October 31, 2009 because inclusion of the potential common shares would have been anti-dilutive as the Company generated a net loss for the period.

For the three and nine months ended November 1, 2008, the Company had 2,542 options and 4,284 unvested restricted stock and performance share awards outstanding that were excluded from the computation of diluted EPS because the potential common shares would have been anti-dilutive as the Company generated net losses for the three and nine-month periods. These options and unvested restricted stock and performance share awards represent the number of shares outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS. There were also 19,219 potentially exercisable shares under the Company’s convertible senior notes that were not included in the computation of diluted EPS for the three and nine months ended November 1, 2008 because inclusion of the potential common shares would have been anti-dilutive as the Company generated net losses for the three and nine-month periods.

NOTE 4 – DEBT

A summary of long-term debt and capital lease obligations is as follows:

	October 31, 2009		January 31, 2009		November 1, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
					Revised
Notes 8.25%, matured fiscal year 2008	$—	$—	$—	$—	$84,132	$84,132
Notes 7.50%, maturing fiscal year 2010	22,859	22,173	45,872	36,698	45,872	40,367
Notes 9.875%, maturing fiscal year 2011	141,557	142,973	141,557	99,090	141,557	115,369
Notes 7.00%, maturing fiscal year 2013	2,922	2,571	2,922	1,753	2,922	2,454
Notes 7.375%, maturing fiscal year 2019	1,911	1,395	1,911	993	1,911	1,452
Convertible Notes 7.50%, maturing fiscal year 2013, net (1)	99,587	156,744	—	—	—	—
Convertible Notes 2.00%, maturing fiscal year 2024, net (2)	193,093	183,713	187,703	89,125	185,960	97,676
Revolving credit facility	—	—	156,675	156,675	80,625	80,625
Terminated interest rate swap agreements, net (3)	16	N/A	53	N/A	61	N/A
Capital lease obligations (4)	57,508	N/A	61,083	N/A	62,180	N/A

Total debt	519,453	509,569	597,776	384,334	605,220	422,075
Less current portion:
Notes 8.25%, matured fiscal year 2008	$—	$—	$—	$—	$(84,132)	$(84,132)
Capital lease obligations (4)	(4,847)	N/A	(4,673)	N/A	(4,672)	N/A

Current portion of long-term debt	(4,847)	—	(4,673)	—	(88,804)	(84,132)
Long-term debt	$514,606	$509,569	$593,103	$384,334	$516,416	$337,943

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $20,413 as of October 31, 2009.

(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $36,907, $42,297, and $44,040 as of October 31, 2009, January 31, 2009, and November 1, 2008, respectively.

(3)	The fair value of the terminated interest rate swaps is considered immaterial.

(4)	Disclosure regarding fair value of capital leases is not required.

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices. For variable rate notes that reprice frequently, such as the Company’s revolving credit agreement, fair value approximates carrying value.

REVOLVING CREDIT AGREEMENT

The Company has a $500,000 revolving credit facility maturing in 2011, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. At October 31, 2009, the Company had $500,000 of borrowing capacity under the revolving credit facility. At October 31, 2009, the Company had no direct outstanding borrowings and had letters of credit outstanding of $23,268. The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 1.00% to 1.50% or at the higher of the prime rate and federal funds rate. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or fifty percent of the LIBOR borrowing spread (for documentary or commercial letters of credit). The Company also pays an unused line fee of 0.25% per annum on the average daily unused revolver.

During periods in which availability under the agreement is $60,000 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $60,000, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger. As of October 31, 2009, the Company was not subject to the minimum fixed charge coverage ratio.

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

On November 24, 2009, the Company entered into an amended and restated revolving credit agreement (see Note 11).

SENIOR NOTES

At October 31, 2009, the Company had $169,249 of unsecured senior notes outstanding, excluding the convertible notes, comprised of four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.000% to 9.875%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s credit facility and have substantially identical terms except for the maturity dates and interest rates payable to investors. Subject to certain exceptions, the notes restrict the Company from incurring secured debt or entering into sale/leaseback transactions that are, in the aggregate greater than 15% (17.5% in the case of the notes due in 2013) of consolidated net tangible assets of the Company. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

During June and July 2009, the Company extinguished $23,013 of its 7.5% senior notes that mature in December 2010. The repurchase of these notes resulted in a gain on extinguishment of debt of approximately $783 for the nine months ended October 31, 2009.

CONVERTIBLE NOTES

7.5% Convertible Notes

The Company issued $120,000 of 7.5% convertible notes in May 2009 (the “7.5% Convertible Notes”). The 7.5% Convertible Notes mature in December 2013 and are convertible, at the option of the holders at any time, into shares of the Company’s common stock at a conversion rate of $5.54 per share of common stock (21,670 shares of common stock to be issued upon conversion). The Company can settle a conversion of the notes with shares and/or cash. Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. The accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment.

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

The following tables provide additional information about the Company’s 7.5% Convertible Notes.

October 31, 2009
Carrying amount of the equity component (additional paid-in capital)	$22,006
Principal amount of the 7.5% Convertible Notes	$120,000
Unamortized discount of the liability component	$20,413
Net carrying amount of liability component	$99,587

	Three Months Ended	Nine Months Ended
	October 31, 2009	October 31, 2009
Effective interest rate on liability component	12.9%	12.9%
Cash interest expense recognized	$2,250	$3,850
Non-cash interest expense recognized	$956	$1,593

The remaining period over which the unamortized discount will be recognized is 4.1 years. As of October 31, 2009, the if-converted value of the notes exceeded its principal amount by $1,571.

The 7.5% Convertible Notes were classified within “long-term debt” on the condensed consolidated balance sheet as of October 31, 2009 because the Company can settle the principal amount of the notes with shares and/or cash.

2.0% Convertible Senior Notes

The Company issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and in certain circumstances, the provisions of the 2.0% Convertible Notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment. The Company can settle a conversion of the notes with shares and/or cash. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. At October 31, 2009, the conversion criteria with respect to the credit rating requirements were met.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. The terms and conditions of the note hedge include: strike price of $11.97; contract is indexed to 19,219 shares of the Company’s common stock; maturity dates of the hedge instruments range from March 24, 2011 to April 20, 2011. The terms of the written call options include: strike price of $13.81; contract is indexed to 19,219 shares of the Company’s common stock; maturity date of the written call option instruments is August 2, 2011. These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004. The estimated fair value of the convertible note hedge and written call option was $60, $0 and $3,052 at October 31, 2009, January 31, 2009 and November 1, 2008, respectively.

The 2.0% Convertible Notes are within the scope of ASC 470 related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which was adopted by the Company on February 1, 2009, and which required retrospective application of its provisions. Upon adoption, the Company estimated the fair value of the liability component as of the date of issuance of its 2.0% Convertible Notes, assuming a 6.25% non-convertible borrowing rate, to be $158,148. The difference between the fair value and the principal amount of the 2.0% Convertible Notes was $71,852. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the ten-year period to the first put date of the 2.0% Convertible Notes in 2014 resulting in an increase in non-cash interest expense in prior and future periods.

The following tables set forth the effect of the retrospective application of ASC 470 related to the 2.0% Convertible Notes on certain previously reported items.

Condensed Consolidated Statement of Income:

	Three Months Ended November 1, 2008		Nine Months Ended November 1, 2008
	As Reported (1)	As Revised	As Reported (1)	As Revised
Interest expense	$(9,961)	$(11,583)	$(29,970)	$(34,756)
Loss from continuing operations before income taxes	$(22,843)	$(24,465)	$(40,117)	$(44,903)
Provision (benefit) for income taxes for continuing operations	$6,976	$6,328	$(262)	$(2,175)
Loss from continuing operations	$(29,819)	$(30,793)	$(39,855)	$(42,728)
Net loss	$(42,755)	$(43,729)	$(56,187)	$(59,060)

Per share amounts - Basic
Loss from continuing operations	$(0.22)	$(0.22)	$(0.29)	$(0.31)
Net loss	$(0.31)	$(0.32)	$(0.41)	$(0.43)

Per share amounts - Diluted
Loss from continuing operations	$(0.22)	$(0.22)	$(0.29)	$(0.31)
Net loss	$(0.31)	$(0.32)	$(0.41)	$(0.43)

(1)	As revised for discontinued operations.

Condensed Consolidated Balance Sheets:

	November 1, 2008
	As Reported	As Revised
Property and equipment, net	$1,072,990	$1,073,912
Other assets	$50,814	$49,344
Deferred income taxes, net	$100,758	$83,224
Long-term debt	$560,456	$516,416
Additional paid-in capital	$1,097,584	$1,140,612
Retained earnings (accumulated deficit)	$1,049	$(16,021)

The following tables provide additional information about the Company’s 2.0% Convertible Notes.

	October 31, 2009	January 31, 2009	November 1, 2008
Carrying amount of the equity component (additional paid-in capital)	$71,852	$71,852	$71,852
Principal amount of the 2.0% Convertible Notes	$230,000	$230,000	$230,000
Unamortized discount of the liability component	$36,907	$42,297	$44,040
Net carrying amount of liability component	$193,093	$187,703	$185,960

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Effective interest rate on liability component	6.2%	6.2%	6.2%	6.2%
Cash interest expense recognized	$1,150	$1,150	$3,450	$3,450
Non-cash interest expense recognized	$1,825	$1,716	$5,390	$5,069

The remaining period over which the unamortized discount will be recognized is 4.4 years. As of October 31, 2009, the if-converted value of the notes did not exceed its principal amount.

The 2.0% Convertible Notes were classified within “long-term debt” on the condensed consolidated balance sheet as of October 31, 2009 and November 1, 2008 because the Company can settle the principal amount of the notes with shares and/or cash.

NOTE 5 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan and supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the pension plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense (benefit) related to the Company’s pension plan and SERP for the three and nine months ended October 31, 2009 and November 1, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Service cost	$17	$169	$52	$507
Interest cost	2,111	2,123	6,332	6,369
Expected return on plan assets	(1,583)	(3,037)	(4,748)	(9,111)
Net amortization of losses and prior service costs	677	184	2,030	552

Net periodic pension expense (benefit)	$1,222	$(561)	$3,666	$(1,683)

The Company expects no funding requirements in 2009.

NOTE 6 – FAIR VALUE MEASUREMENTS

The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

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

As of October 31, 2009, the Company had no material assets or liabilities that required adjustments or write-downs.

NOTE 7 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the nine months ended October 31, 2009:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 31, 2009	142,170	$14,218	$1,148,227	$(115,423)	$(56,436)	$990,586
Net Loss				(53,311)		(53,311)
Issuance of common stock, net	15,087	1,509	94,630			96,139
Dividend adjustment - cancelled restricted shares			11			11
Income tax impact related to employee stock plans			(1,829)			(1,829)
Issuance of 7.5% Convertible Notes			21,147			21,147
Net activity under stock compensation plans	2,371	237	(237)			—
Restricted shares withheld for taxes	(64)	(6)	(232)			(238)
Stock-based compensation			12,549			12,549

Balance at October 31, 2009	159,564	$15,958	$1,274,266	$(168,734)	$(56,436)	$1,065,054

On July 30, 2009, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) permitting the Company to issue securities, in one or more offerings, with a maximum aggregate offering price of $400,000. The shelf registration statement covers a variety of securities including common stock, preferred stock, warrants, and debt securities.

Under the universal shelf registration, the Company completed the public offering of approximately 14,925 shares of its common stock on October 6, 2009, at an offering price of $6.70 per share for $95,095 in proceeds, net of issuance costs.

During the nine months ended November 1, 2008, the Company repurchased and retired 2,949 shares of its common stock at an average price of $11.83 per share and total cost of approximately $34,889. There were no repurchases and retirements of common stock during the nine months ended October 31, 2009. At October 31, 2009, there were 32,709 shares remaining available for repurchase under the Company’s existing share repurchase program.

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

Total pre-tax stock-based compensation expense for the three and nine month periods ended October 31, 2009 was approximately $4,190 and $12,697, respectively, and total stock-based compensation expense for the three and nine month periods ended November 1, 2008 was approximately $3,299 and $11,572.

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

The following table summarizes 2009 activity related to the discontinuation of the CLL business:

	Severance and Personnel Related Costs	Lease Termination Costs	Other Closing Costs	Total
Balance at January 31, 2009	$3,651	$9,780	$172	$13,603
Adjustments to the reserve	—	156	—	156
Cash payments	(3,651)	(9,234)	(172)	(13,057)

Balance at October 31, 2009	$—	$702	$—	$702

NOTE 11 – SUBSEQUENT EVENTS

On November 24, 2009, the Company entered into an amended and restated revolving credit agreement (the “Amendment”). The maximum committed borrowing capacity of the amended facility remains at $500,000. The Amendment revises certain terms and covenants to the existing revolving credit facility. The Amendment extends the maturity date of this facility to November 22, 2013. While the borrowing capacity formula based on eligible collateral remains substantially unchanged, the new interest rates vary with usage and are in the range of LIBOR plus 3.5% to 4.0%. The facility is subject to no financial covenants unless the availability falls below $87,500. At that time, the Company is subject to a fixed charge coverage ratio of at least 1:1. The credit facility is available for working capital, the issuance of letters of credit, capital expenditures, and other general corporate purposes.

NOTE 12 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes and revolving credit facility (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and nine-month periods ended October 31, 2009 and November 1, 2008 and as of January 31, 2009 reflect the legal entity compositions at the respective dates. The results of operations of CLL are presented as discontinued operations in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the current and prior year periods. Additionally, certain prior period amounts have been revised to reflect the adoption of a new accounting standard related to the Company’s 2.0% Convertible Notes and the adjustment to Net Sales and SG&A to reflect all shipping and handling revenue in Net Sales (see Note 1).

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and these subsidiaries. At October 31, 2009, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$240	$6,882		$7,122
Merchandise inventories		799,110		799,110
Other current assets		89,846		89,846
Deferred income taxes, net		30,971		30,971

Total Current Assets	240	926,809	—	927,049
Property and Equipment, net		1,007,636		1,007,636
Deferred Income Taxes, net	66,688	152,498		219,186
Other Assets	6,354	18,299		24,653
Investment in and Advances to Subsidiaries	1,460,597	—	$(1,460,597)

Total Assets	$1,533,879	$2,105,242	$(1,460,597)	$2,178,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$163,193		$163,193
Accrued expenses and other current liabilities	$6,880	221,467		228,347
Current portion of long-term debt		4,847		4,847

Total Current Liabilities	6,880	389,507	—	396,387
Long-Term Debt	461,945	52,661		514,606
Other Long-Term Liabilities		202,477		202,477
Investment by and Advances from Parent		1,460,597	$(1,460,597)
Shareholders’ Equity	1,065,054			1,065,054

Total Liabilities and Shareholders’ Equity	$1,533,879	$2,105,242	$(1,460,597)	$2,178,524

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$631,434		$631,434
Cost of Sales		376,799		376,799

Gross Margin	—	254,635	—	254,635
Selling, general and administrative expenses	$228	162,324		162,552
Other operating expenses	1	75,754		75,755
Store pre-opening costs		534		534
Impairments and dispositions		185		185

Operating Income (Loss)	(229)	15,838	—	15,609
Other income (expense)
Equity in earnings of subsidiaries	13,235		$(13,235)
Interest expense	(11,109)	(1,722)		(12,831)
Other income, net	23			23

Income from continuing operations before provision (benefit) for income taxes	1,920	14,116	(13,235)	2,801
Provision (benefit) for income taxes	(4,413)	881		(3,532)

Income from continuing operations	$6,333	$13,235	$(13,235)	$6,333
Discontinued Operations:
Equity in earnings of subsidiaries—discontinued operations (net of tax)	(15)		15
Loss from discontinued operations before benefit for income taxes		(23)		(23)
Benefit for income taxes		(8)		(8)

Loss from discontinued operations	(15)	(15)	15	(15)
Net Income	$6,318	$13,220	$(13,220)	$6,318

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,820,218		$1,820,218
Cost of Sales		1,153,177		1,153,177

Gross Margin	—	667,041	—	667,041
Selling, general and administrative expenses	$699	478,050		478,749
Other operating expenses	3	235,823		235,826
Store pre-opening costs		1,900		1,900
Impairments and dispositions		454		454

Operating Loss	(702)	(49,186)	—	(49,888)
Other income (expense)
Equity in earnings of subsidiaries	(35,110)		$35,110
Interest expense	(30,442)	(5,169)		(35,611)
Gain on extinguishment of debt	783			783
Other income, net	973			973

Loss from continuing operations before benefit for income taxes	(64,498)	(54,355)	35,110	(83,743)
Benefit for income taxes	(11,461)	(19,245)		(30,706)

Loss from continuing operations	$(53,037)	$(35,110)	$35,110	$(53,037)
Discontinued Operations:
Equity in earnings of subsidiaries—discontinued operations (net of tax)	(274)		274
Loss from discontinued operations before benefit for income taxes		(421)		(421)
Benefit for income taxes		(147)		(147)

Loss from discontinued operations	(274)	(274)	274	(274)
Net Loss	$(53,311)	$(35,384)	$35,384	$(53,311)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Loss	$(53,311)	$(35,384)	$35,384	$(53,311)
Loss from discontinued operations	(274)	(274)	274	(274)

Loss from continuing operations	(53,037)	(35,110)	35,110	(53,037)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of subsidiaries	35,110		(35,110)	—
Depreciation and amortization		102,371		102,371
Impairments and dispositions		454		454
Gain on extinguishment of debt	(783)			(783)
Equity compensation	12,697			12,697
Amortization of discount on convertible senior notes	6,983			6,983
Deferred income taxes	1,433	(29,544)		(28,111)
Gain on sale of property		(628)		(628)
Changes in operating assets and liabilities, net	(436)	3,451		3,015

Net Cash Provided By Operating Activities - Continuing Operations	1,967	40,994	—	42,961
Net Cash Used In Operating Activities - Discontinued Operations		(13,613)		(13,613)

Net Cash Provided By Operating Activities	1,967	27,381	—	29,348
INVESTING ACTIVITIES
Purchases of property and equipment		(61,356)		(61,356)
Proceeds from the sale of property and equipment		643		643

Net Cash Used In Investing Activities - Continuing Operations	—	(60,713)	—	(60,713)
Net Cash Used In Investing Activities - Discontinued Operations		—		—

Net Cash Used In Investing Activities	—	(60,713)	—	(60,713)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(33,752)	33,752		—
Proceeds from issuance of convertible senior notes	120,000			120,000
Payment of deferred financing costs	(4,686)			(4,686)
Payments on revolving credit facility	(156,675)			(156,675)
Payments on long-term debt and capital lease obligations	(22,208)	(3,575)		(25,783)
Cash dividends paid	(781)			(781)
Net proceeds from issuance of common stock	96,139			96,139

Net Cash Provided By (Used In) Financing Activities - Continuing Operations	(1,963)	30,177	—	28,214
Net Cash Provided By (Used In) Financing Activities - Discontinued Operations		—		—

Net Cash Provided By (Used In) Financing Activities	(1,963)	30,177	—	28,214
Increase (Decrease) in Cash and Cash Equivalents	4	(3,155)		(3,151)
Cash and Cash Equivalents at beginning of period	236	10,037		10,273

Cash and Cash Equivalents at end of period	$240	$6,882	$—	$7,122

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT NOVEMBER 1, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$10,510	$9,498		$20,008
Merchandise inventories		1,016,192		1,016,192
Other current assets		119,917		119,917
Deferred income taxes, net		35,954		35,954

Total Current Assets	10,510	1,181,561	—	1,192,071
Property and Equipment, net		1,073,912		1,073,912
Deferred Income Taxes, net	59,877	23,347		83,224
Other Assets	4,284	45,060		49,344
Investment in and Advances to Subsidiaries	1,599,968	—	$(1,599,968)

Total Assets	$1,674,639	$2,323,880	$(1,599,968)	$2,398,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$250,353		$250,353
Accrued expenses and other current liabilities	$7,803	252,002		259,805
Current portion of long-term debt	84,132	4,672		88,804

Total Current Liabilities	91,935	507,027	—	598,962
Long-Term Debt	458,908	57,508		516,416
Other Long-Term Liabilities		159,377		159,377
Investment by and Advances from Parent		1,599,968	$(1,599,968)
Shareholders’ Equity	1,123,796			1,123,796

Total Liabilities and Shareholders’ Equity	$1,674,639	$2,323,880	$(1,599,968)	$2,398,551

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED NOVEMBER 1, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$690,297		$690,297
Cost of Sales		443,968		443,968

Gross Margin	—	246,329	—	246,329
Selling, general and administrative expenses	$167	180,693		180,860
Other operating expenses	2,008	76,866		78,874
Store pre-opening costs		823		823
Impairments and dispositions		141		141

Operating Loss	(2,175)	(12,194)	—	(14,369)
Other income (expense)
Equity in earnings of subsidiaries	(24,423)		$24,423
Interest expense	(9,754)	(1,829)		(11,583)
Other income, net	1,487			1,487

Loss from continuing operations before provision (benefit) for income taxes	(34,865)	(14,023)	24,423	(24,465)
Provision (benefit) for income taxes	(4,072)	10,400		6,328

Loss from continuing operations	$(30,793)	$(24,423)	$24,423	$(30,793)
Discontinued Operations:
Equity in earnings of subsidiaries – discontinued operations (net of tax)	(12,936)		12,936
Loss from discontinued operations before benefit for income taxes		(20,740)		(20,740)
Benefit for income taxes		(7,804)		(7,804)

Loss from discontinued operations	(12,936)	(12,936)	12,936	(12,936)
Net Loss	$(43,729)	$(37,359)	$37,359	$(43,729)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$2,203,856		$2,203,856
Cost of Sales		1,400,727		1,400,727

Gross Margin	—	803,129	—	803,129
Selling, general and administrative expenses	$774	574,518		575,292
Other operating expenses	2,020	236,408		238,428
Store pre-opening costs		1,350		1,350
Impairments and dispositions		1,380		1,380

Operating Loss	(2,794)	(10,527)	—	(13,321)
Other income (expense)
Equity in earnings of subsidiaries	(25,122)		$25,122
Interest expense	(29,242)	(5,514)		(34,756)
Other income, net	3,174			3,174

Loss from continuing operations before provision (benefit) for income taxes	(53,984)	(16,041)	25,122	(44,903)
Provision (benefit) for income taxes	(11,256)	9,081		(2,175)

Loss from continuing operations	$(42,728)	$(25,122)	$25,122	$(42,728)
Discontinued Operations:
Equity in earnings of subsidiaries – discontinued operations (net of tax)	(16,332)		16,332
Loss from discontinued operations before benefit for income taxes		(25,951)		(25,951)
Benefit for income taxes		(9,619)		(9,619)

Loss from discontinued operations	(16,332)	(16,332)	16,332	(16,332)
Net Loss	$(59,060)	$(41,454)	$41,454	$(59,060)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 1, 2008

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Loss	$(59,060)	$(41,454)	$41,454	$(59,060)
Loss from discontinued operations	(16,332)	(16,332)	16,332	(16,332)

Loss from continuing operations	(42,728)	(25,122)	25,122	(42,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	25,122		(25,122)	—
Depreciation and amortization		96,094		96,094
Impairments and dispositions		1,380		1,380
Equity compensation	11,572			11,572
Amortization of discount on convertible senior notes	5,069			5,069
Deferred income taxes	1,387	3,916		5,303
Gain on sale of land	(1,217)			(1,217)
Changes in operating assets and liabilities, net	(59,186)	(50,934)		(110,120)

Net Cash Provided By (Used In) Operating Activities - Continuing Operations	(59,981)	25,334	—	(34,647)
Net Cash Provided By Operating Activities - Discontinued Operations		2,159		2,159

Net Cash Provided By (Used In) Operating Activities	(59,981)	27,493	—	(32,488)
INVESTING ACTIVITIES
Purchases of property and equipment		(91,824)		(91,824)
Proceeds from the sale of property and equipment		1,339		1,339

Net Cash Used In Investing Activities - Continuing Operations	—	(90,485)	—	(90,485)
Net Cash Used In Investing Activities - Discontinued Operations		(1,876)		(1,876)

Net Cash Used In Investing Activities	—	(92,361)	—	(92,361)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(62,709)	62,709		—
Proceeds from revolving credit facility	80,625			80,625
Payments on long-term debt and capital lease obligations		(4,013)		(4,013)
Cash dividends paid	(1,187)			(1,187)
Purchases and retirements of common stock	(34,889)			(34,889)
Proceeds from the issuance of common stock	3,159			3,159

Net Cash Provided By (Used In) Financing Activities - Continuing Operations	(15,001)	58,696	—	43,695
Net Cash Provided By (Used In) Financing Activities - Discontinued Operations		—		—

Net Cash Provided By (Used In) Financing Activities	(15,001)	58,696	—	43,695
Decrease in Cash and Cash Equivalents	(74,982)	(6,172)		(81,154)
Cash and Cash Equivalents at beginning of period	85,492	15,670		101,162

Cash and Cash Equivalents at end of period	$10,510	$9,498	$—	$20,008

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$236	$10,037		$10,273
Merchandise inventories		728,841		728,841
Other current assets		105,350		105,350
Deferred income taxes, net		29,916		29,916

Total Current Assets	236	874,144	—	874,380
Property and Equipment, net		1,058,393		1,058,393
Deferred Income Taxes, net	55,227	139,729		194,956
Other Assets	3,614	16,334		19,948
Investment in and Advances to Subsidiaries	1,476,437	—	$(1,476,437)

Total Assets	$1,535,514	$2,088,600	$(1,476,437)	$2,147,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$90,208		$90,208
Accrued expenses and other current liabilities	$8,235	267,312		275,547
Current portion of long-term debt		4,673		4,673

Total Current Liabilities	8,235	362,193	—	370,428
Long-Term Debt	536,693	56,410		593,103
Other Long-Term Liabilities		193,560		193,560
Investment by and Advances from Parent		1,476,437	$(1,476,437)
Shareholders’ Equity	990,586			990,586

Total Liabilities and Shareholders’ Equity	$1,535,514	$2,088,600	$(1,476,437)	$2,147,677

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5th (“OFF 5 th”), and SFA’s e-commerce operations. Previously, the Company also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5th is intended to be the premier luxury off-price retailer in the United States. OFF 5th stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of October 31, 2009, Saks operated 53 SFA stores with 5.9 million square feet and 55 OFF 5th stores with 1.6 million square feet.

FINANCIAL PERFORMANCE SUMMARY

The Company recorded net income of $6.3 million, or $0.04 per share for the three months ended October 31, 2009. For the three months ended November 1, 2008, the Company recorded a net loss of $43.7 million, or $0.32 per share. Excluding the after-tax loss from discontinued operations of $12.9 million, or $0.10 per share, the Company recorded a net loss from continuing operations of $30.8 million, or $0.22 per share, for the three months ended November 1, 2008.

The three-month period ended October 31, 2009 included an income tax benefit related to the reversal of a reserve for an uncertain tax position of $4.4 million, or $.03 per share.

The three-month period ended November 1, 2008 included charges of $13.9 million (net of taxes), or $0.10 per share, primarily related to a write-off and adjustment of $14.6 million of certain deferred tax assets primarily associated with Federal Net Operating Loss (“NOL”) tax credits that were subject to expiration at the end of fiscal 2008. The prior year third quarter also included an after tax gain of $0.7 million related to the sale of a vacant real estate parcel.

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

	Three Months Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
		Revised		Revised
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.7%	64.3%	63.4%	63.6%
Gross margin	40.3%	35.7%	36.6%	36.4%
Selling, general & administrative expenses	25.7%	26.2%	26.3%	26.1%
Other operating expenses	12.0%	11.4%	13.0%	10.8%
Store pre-opening costs	0.1%	0.1%	0.1%	0.1%
Impairments and dispositions	0.0%	0.0%	0.0%	0.1%
Operating income (loss)	2.5%	-2.1%	-2.7%	-0.6%
Interest expense	-2.0%	-1.7%	-2.0%	-1.6%
Gain on extinguishment of debt	0.0%	0.0%	0.0%	0.0%
Other income, net	0.0%	0.2%	0.1%	0.1%
Income (loss) from continuing operations before income taxes	0.4%	-3.5%	-4.6%	-2.0%
Provision (benefit) for income taxes	-0.6%	0.9%	-1.7%	-0.1%
Income (loss) from continuing operations	1.0%	-4.5%	-2.9%	-1.9%
Discontinued Operations:
Loss from discontinued operations	0.0%	-3.0%	0.0%	-1.2%
Benefit for income taxes	0.0%	-1.1%	0.0%	-0.4%
Loss from discontinued operations	0.0%	-1.9%	0.0%	-0.7%
Net Income (loss)	1.0%	-6.3%	-2.9%	-2.7%

THREE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO THREE MONTHS ENDED NOVEMBER 1, 2008

DISCUSSION OF OPERATING INCOME (LOSS)—CONTINUING OPERATIONS

The following table shows the changes in operating income (loss) from continuing operations for the three-month period ended November 1, 2008 compared to the three-month period ended October 31, 2009:

(In Millions)	Total Company
For the three months ended November 1, 2008	$(14.4)
Store sales and margin	8.3
Operating expenses	21.7
Impairments and dispositions	—

Increase	30.0

For the three months ended October 31, 2009	$15.6

For the three month period ended October 31, 2009, operating income was $15.6 million compared to operating loss of $14.4 million for the same period last year. The $30.0 million increase in operating income for the quarter was driven by 460 basis point increase in the year-over-year gross margin rate resulting from controlled inventory levels and a more disciplined promotional and clearance cadence during the current quarter. The increase in operating income was also due to a year-over-year reduction in SG&A of $18.3 million attributable to reduced variable selling expenses associated with the comparable store sales decline of 10.1% and other cost savings initiatives implemented by the Company.

NET SALES

For the three months ended October 31, 2009, total net sales decreased 8.5% to $631.4 million from $690.3 million for the three months ended November 1, 2008. Similarly, consolidated comparable store sales decreased $68.3 million, or 10.1%, from $678.6 million for the three months ended November 1, 2008 to $610.3 million for the three months ended October 31, 2009. The Company experienced continued weakness during the quarter, although there were modestly improving trends in each month of the quarter.

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

GROSS MARGIN

For the three months ended October 31, 2009, gross margin was $254.6 million, or 40.3% of net sales, compared to $246.3 million, or 35.7% of net sales, for the three months ended November 1, 2008. The Company’s gross margin rate increased 460 basis points in the quarter primarily as a result of controlled inventory levels and a more disciplined promotional and clearance cadence during the current quarter. In 2008, the Company accelerated certain markdowns into the third quarter from the fourth quarter which negatively impacted the prior year third quarter gross margin rate by approximately 190 basis points.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 2009, SG&A was $162.6 million, or 25.7% of net sales, compared to $180.9 million, or 26.2% of net sales, for the three months ended November 1, 2008. The $18.3 million decrease was principally related to lower variable costs associated with the $58.9 million sales decrease, as well as other cost savings initiatives implemented by the Company.

OTHER OPERATING EXPENSES

For the three months ended October 31, 2009, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $76.3 million, or 12.1% of net sales, compared to $79.7 million, or 11.5% of net sales, for the three months ended November 1, 2008. As a percent of sales, other operating expenses increased 50 basis points in 2009, reflecting the rate deleverage caused by the 10.1% comparable store sales decline in the current year third quarter.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended October 31, 2009, the Company recorded losses from impairments and dispositions of $0.2 million, compared to a loss of $0.1 million for the three months ended November 1, 2008. The current and prior quarter net charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the three months ended October 31, 2009, interest expense was $12.8 million, or 2.0% of net sales, compared to $11.6 million, or 1.7% of net sales, for the three months ended November 1, 2008. The increase in interest expense was primarily due to the issuance of $120.0 million of convertible notes in May 2009 partially offset by the extinguishment of $23.0 million of senior notes in July 2009 and the retirement of $84.1 million of senior notes in November 2008. Non-cash interest expense associated with the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470 (“ASC 470”) was $2.8 million and $1.7 million for the three months ended October 31, 2009 and November 1, 2008, respectively.

INCOME TAXES

The effective income tax rate from continuing operations for the three-month periods ended October 31, 2009 and November 1, 2008 was (126.1%) and (25.9%), respectively. The effective tax rate for the three-month period ended October 31, 2009 was primarily due to the reversal of a reserve for an uncertain tax position of $4.4 million. The effective tax rate for the three-month period ended November 1, 2008 was primarily due to the write-off of a deferred tax asset associated with a Federal NOL, which expired in 2008 and an increase in the state valuation allowance associated with state NOL carryforwards, reducing the expected tax benefit of the pre-tax losses in that period.

Our consolidated balance sheet as of October 31, 2009 includes a gross deferred tax asset of $175.6 million related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating loss incurred during the fiscal year ended January 31, 2009 due principally to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $48.1 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $48.1 million has been established. During the quarter ended October 31, 2009, the valuation allowance was evaluated on a jurisdiction-by-jurisdiction basis which resulted in no change to the overall valuation allowance based on projections of future profitability. While the Company has incurred a cumulative loss over the three years ended October 31, 2009, after evaluating all available evidence including our past operating results, the macroeconomic factors contributing to the most recent fiscal year loss, the length of the carryforward periods available, and our forecast of future taxable income, including the implementation of prudent and feasible tax planning strategies, we concluded that it is more likely than not the net deferred tax asset will be realized. We will continue to assess the need for additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on our results of operations in the period in which it is recorded.

NINE MONTHS ENDED OCTOBER 31, 2009 COMPARED TO NINE MONTHS ENDED NOVEMBER 1, 2008

DISCUSSION OF OPERATING LOSS – CONTINUING OPERATIONS

The following table shows the changes in operating loss from continuing operations for the nine-month period ended November 1, 2008 compared to the nine-month period ended October 31, 2009:

(In Millions)	Total Company
For the nine months ended November 1, 2008	$(13.3)
Store sales and margin	(136.1)
Operating expenses	98.6
Impairments and dispositions	0.9

Decrease	(36.6)

For the nine months ended October 31, 2009	$(49.9)

For the nine month period ended October 31, 2009, operating loss was $49.9 million compared to operating loss of $13.3 million for the same period last year. The $36.6 million increase in operating loss for the nine months was primarily driven by a $136.1 million decrease in gross margin resulting from a comparable store sales decline of 18.5%. This is partially offset by a year-over-year reduction in SG&A of $96.5 million, primarily attributable to reduced variable selling expenses associated with the sales decline and other cost savings initiatives implemented by the Company.

NET SALES

For the nine months ended October 31, 2009, total net sales decreased 17.4% to $1,820.2 million from $2,203.9 million for the nine months ended November 1, 2008. Similarly, consolidated comparable store sales decreased $400.4 million, or 18.5%, from $2,163.6 million for the nine months ended November 1, 2008 to $1,763.2 million for the nine months ended October 31, 2009.

GROSS MARGIN

For the nine months ended October 31, 2009, gross margin was $667.0 million, or 36.6% of net sales, compared to $803.1 million, or 36.4% of net sales, for the nine months ended November 1, 2008. The Company’s gross margin rate is slightly better than the prior year driven by a 460 basis point increase in the current quarter offset by a year over year decrease for the six months ended August 1, 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended October 31, 2009, SG&A was $478.7 million, or 26.3% of net sales, compared to $575.3 million, or 26.1% of net sales, for the nine months ended November 1, 2008. The $96.5 million decrease was principally related to lower variable selling expenses associated with the comparable sales decline of 18.5%, as well as other cost savings initiatives implemented by the Company.

OTHER OPERATING EXPENSES

For the nine months ended October 31, 2009, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $237.7 million, or 13.1% of net sales, compared to $239.8 million, or 10.9% of net sales, for the nine months ended November 1, 2008. As a percent of sales, other operating expenses increased 220 basis points in 2009, reflecting the rate deleverage caused by the 18.5% comparable store sales decline in the nine months ended October 31, 2009.

IMPAIRMENTS AND DISPOSITIONS

For the nine months ended October 31, 2009, the Company recorded losses from impairments and dispositions of $0.5 million, compared to a loss of $1.4 million for the nine months ended November 1, 2008. The current and prior quarter net charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the nine months ended October 31, 2009, interest expense was $35.6 million, or 2.0% of net sales, compared to $34.8 million, or 1.6% of net sales, for the nine months ended November 1, 2008. The increase in interest expense was primarily due to the issuance of $120.0 million of convertible notes in May 2009 offset by the extinguishment of $23.0 million of senior notes in July 2009 and the retirement of $84.1 million of senior notes in November 2008. Non cash interest expense associated with the adoption of ASC 470 was $7.0 million and $5.1 million for the nine months ended October 31, 2009 and November 1, 2008, respectively.

INCOME TAXES

The effective income tax rate for continuing operations for the nine-month periods ended October 31, 2009 and November 1, 2008 was 36.7% and 4.8%, respectively. The effective tax rate for the nine-month period ended October 31, 2009 was primarily due to the reversal of a reserve for an uncertain tax position of $4.4 million off-set by an increase in the state valuation allowance of $5.9 million associated with state NOL carryforwards recorded in the 3-month period ended August 1, 2009. The effective tax rate for the nine-month period ended November 1, 2008 was primarily due to the write-off of a deferred tax asset associated with a Federal NOL reducing the expected tax benefit of the pre-tax losses in that period.

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

Cash provided by (used in) operating activities from continuing operations was $43.0 million for the nine months ended October 31, 2009 and ($34.6) million for the nine months ended November 1, 2008. Cash provided by (used in) operating activities principally represents income before depreciation and non-cash charges and changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $77.6 million year-over-year increase in operating cash flows from continuing operations was driven by the changes in working capital, primarily attributable to the decrease in inventory levels during the nine months ended October 31, 2009 resulting from the Company’s effort to more closely align inventories with current consumption trends and consistent with the 18.5% decrease in comparable store sales for the period. Net cash used in operating activities for discontinued operations was $13.6 million for the nine months ended October 31, 2009 and was primarily related to the payment of severance, lease termination and other closing costs associated with the January 2009 CLL store closings.

Cash used in investing activities for continuing operations was $60.7 million for the nine months ended October 31, 2009 and $90.5 million for the nine months ended November 1, 2008. Cash used in investing activities principally consists of construction of new stores, renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $29.8 million decrease in cash used in investing activities for continuing operations is primarily due to a decrease in capital expenditures in the current year.

Cash provided by financing activities from continuing operations was $28.2 million for the nine months ended October 31, 2009 and $43.7 million for the nine months ended November 1, 2008. The current year cash provided by financing activities was driven by $115.3 million of proceeds, net of deferred financing costs, from the issuance of the 7.5% convertible notes and $95.1 million of proceeds, net of issuance costs, from the issuance of 14.9 million shares of the Company’s common stock. This was partially off-set by the repayment of borrowings under the revolving credit facility of $156.7 million, the early extinguishment of $23.0 million of 7.5% senior notes due in December 2010, and payment on capital lease obligations of $3.6 million. The prior year cash provided by financing activities primarily relates to $80.6 million in borrowing under the revolving credit facility partially off-set by the repurchase of approximately 2.9 million shares of common stock at a cost of approximately $34.9 million.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. At October 31, 2009, the Company had no direct borrowings under its revolving credit facility, and had $23.3 million in unfunded letters of credit. At October 31, 2009 and November 1, 2008, the Company maintained cash and cash equivalent balances of $7.1 million and $20.0 million, respectively. Exclusive of approximately $6.9 million and $9.5 million of store operating cash at October 31, 2009 and November 1, 2008, respectively, cash was invested principally in various money market funds. There was no restricted cash as of October 31, 2009 and November 1, 2008.

On July 30, 2009, the Company filed a universal shelf registration statement with the Securities and Exchange Commission permitting the Company to issue securities, in one or more offerings, with a maximum aggregate offering price of $400 million. The shelf registration statement covers a variety of securities including common stock, preferred stock, warrants, and debt securities. The filing, which became effective on August 13, 2009, allows the Company to access public markets if and when funds are needed.

Under the universal shelf registration, the Company completed the public offering of approximately 14.9 million shares of its common stock on October 6, 2009, at an offering price of $6.70 per share for $95.1 million in proceeds, net of issuance costs.

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

The Company is very focused on cash management and capital preservation and has implemented a number of actions in an effort to be free cash flow positive for fiscal 2009. The planned actions include a reduction in year over year capital expenditures, a reduction in year over year inventory purchases, a significant reduction in force that was implemented in January 2009, salary reductions for certain corporate employees which were effective in June 2009, and general operating expense reductions throughout the Company. Based on these actions and the fact that the Company has no maturities of debt until late 2010 and ample availability on its revolving credit facility, the Company expects to be cash flow positive for fiscal year 2009 and have sufficient liquidity to fund operations for the next twelve months.

There were no repurchases and retirements of common stock during the nine months ended October 31, 2009. At October 31, 2009, there were 32.7 million shares remaining available for repurchase under the Company’s existing share repurchase program. During the nine months ended November 1, 2008, the Company repurchased and retired 2.9 million shares of its common stock at an average price of $11.83 per share and total cost of approximately $34.9 million.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At October 31, 2009, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible unsecured notes, and capital and operating leases. On October 31, 2009, total funded debt (including the equity component of the convertible notes) was $576.8 million, representing a decrease of $72.5 million from a balance of $649.3 million at November 1, 2008. This decrease was primarily related to a decrease of $80.6 million in outstanding borrowings from the revolving credit facility as of October 31, 2009, the extinguishment of $23.0 million of the 7.5% senior notes in June and July 2009, and the $84.1 million maturity of the 8.25% senior notes in November 2008. These decreases were partially offset by the issuance of $120.0 million ($99.6 million, net of current unamortized discount) of 7.5% convertible notes during the second quarter of 2009. The debt-to-capitalization ratio decreased to 36.4% from 37.6% in the prior year, as a result of the net decrease in debt in the current year and the issuance of 14.9 million shares in October 2009.

Senior Revolving Credit Facility

At October 31, 2009, the Company maintained a $500 million senior revolving credit facility maturing in 2011, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. The Company’s inventory position increases and decreases over time and this change will at times cause the revolver capacity to fall below the stated $500 million facility. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $60 million. At October 31, 2009, the Company was not subject to the fixed charge coverage ratio as its availability under the facility exceeded $60 million. The Company had unutilized availability under the facility of $416.7 million after deducting outstanding letters of credit at October 31, 2009 and excluding the last $60 million of availability due to the fixed charge ratio falling below the required 1 to 1 coverage. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At October 31, 2009, the Company had no direct outstanding borrowings under the revolving credit facility.

On November 24, 2009, the Company entered into an amended and restated revolving credit agreement (the “Amendment”). The maximum committed borrowing capacity of the amended facility remains at $500 million. The Amendment revises certain terms and covenants to the existing revolving credit facility. The Amendment extends the maturity date of this facility to November 22, 2013. While the borrowing capacity formula based on eligible collateral remains substantially unchanged, the new interest rates vary with usage and are in the range of LIBOR plus 3.5% to 4.0%. The facility is subject to no financial covenants unless the availability falls below $87.5 million. At that time, the Company is subject to a fixed charge coverage ratio of at least 1:1. The credit facility is available for working capital, the issuance of letters of credit, capital expenditures, and other general corporate purposes.

Senior Notes

At October 31, 2009, the Company had $169.2 million of senior notes outstanding, excluding the convertible notes, comprising four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

7.5% Convertible Notes

The Company had $120 million of convertible notes, at October 31, 2009, that bear cash interest semiannually at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares and/or cash; or a combination thereof. The Company received net proceeds from the convertible notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

On February 1, 2009, the Company adopted the provisions of ASC 470 related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

Upon issuance of the convertible notes, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $20.4 million is being accreted to interest expense over the remaining 4.1 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense in future periods.

The convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of October 31, 2009 because the Company can settle the principal amount of the notes with shares and/or cash.

2.0% Convertible Senior Notes

The Company had $230 million of convertible senior notes at October 31, 2009, that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 11, 2011. The Company can settle a conversion of the notes with shares and/or cash. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. At October 31, 2009, the conversion criteria with respect to the credit rating requirements were met.

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

Upon adoption of the provisions of ASC 470 related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the ten-year period from the issuance date to the first put date of the notes in 2014 resulting in an increase in non-cash interest expense in prior periods. The current unamortized discount of $36.9 million will be recognized over the remaining 4.4 year period.

The convertible notes were classified within “long-term debt” on the condensed consolidated balance sheet as of October 31, 2009 and November 1, 2008 because the Company can settle the principal amount of the notes with shares and/or cash.

Capital Leases

At October 31, 2009, the Company had $57.5 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

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

On April 15, 2003, the Company entered into a program agreement (“Program Agreement”) with Household Bank (SB), N.A. now known as HSBC Bank Nevada, N.A., (“HSBC”), pursuant to which HSBC owns and issues, to our customers, proprietary credit cards. Under the terms of the Program Agreement, HSBC assumes substantially all risks while sharing with the Company certain revenue generated by interest and fees on the portfolio. The Company and HSBC have entered into several amendments to the Program Agreement since 2003. On October 19, 2009, the Company and HSBC entered into a Fifth Amendment to the Program Agreement (the “Fifth Amendment”), in response to macroeconomic conditions and portfolio performance, which provides for certain changes to the allocation of risk and revenue sharing between the Parties (as defined in the Fifth Amendment). The Fifth Amendment, which becomes effective February 1, 2010, provides for HSBC to share certain credit losses with the Company on the card portfolio. The Fifth Amendment also provides to the Company increased revenue sharing.

The Company issued $120.0 million of 7.5% convertible notes in May 2009. The 7.5% convertible notes mature in December 2013 and are convertible, at the option of the holders, into shares of the Company’s common stock at a conversion rate of $5.54 per share. There were no other material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three and nine months ended October 31, 2009. For additional information regarding the Company’s contractual obligations as of January 31, 2009, see the Management’s Discussion and Analysis section of the Annual Report on Form 10-K for the year ended January 31, 2009 as updated by the Current Report on Form 8-K that was filed on July 30, 2009 solely to reflect certain retrospective accounting adjustments related to the adoption of the provisions of ASC 470 related to the Company’s 2.0% Convertible Senior Notes with respect to the financial information contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 31, 2009 as updated by the Current Report on Form 8-K that was filed on July 30, 2009 solely to reflect certain retrospective accounting adjustments related to the adoption of the provisions of ASC 470 related to the Company’s 2.0% Convertible Senior Notes with respect to the financial information contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

On August 1, 2009, the Company adopted the provisions of a new accounting standard related to subsequent events, which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”). The Codification is the single source of authoritative, U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of the Codification did not have an impact on the Company’s condensed consolidated financial statements.

On May 3, 2009, the Company adopted the provisions of a new accounting standard related to disclosures about the fair value of financial instruments, which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. See Note 4 for fair value disclosures of the Company’s financial instruments.

On February 1, 2009, the Company retrospectively adopted the provisions of ASC 470 related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See Note 4 for further discussion of the adoption of this new accounting standard.

On February 1, 2009, the Company adopted the provisions of the fair value measurement standard related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. See Note 6 for further discussion of the adoption of this new accounting standard.

On February 1, 2009, the Company adopted the provisions of a new accounting standards related to accounting for instruments granted in share-based payment transactions as participating securities. This update provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine-month periods ended October 31, 2009.

On February 1, 2009, the Company adopted the provisions of a new accounting standard related to accounting by lessees for nonrefundable maintenance deposits, which clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. The adoption of the new accounting standard did not have a material impact on the Company’s consolidated financial statements for the three and nine-month periods ended October 31, 2009.

Recently Issued Pronouncements

In December 2008, the FASB issued additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The new disclosure requirements include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurement using significant unobservable inputs and concentrations of risk within plan assets. The new disclosure requirements are effective for fiscal years ending after December 15, 2009. The Company intends to adopt the new disclosure requirements in its Form 10-K for the year ending January 30, 2010.

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

Based on the Company’s market risk sensitive instruments outstanding at October 31, 2009, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 9 – Contingencies – Legal Contingencies,” is incorporated into this Item by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2009, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company did not repurchase and retire any shares of common stock during the quarter ended October 31, 2009. At October 31, 2009, 32.7 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization.

Item 6.	EXHIBITS

10.1	Form of Stock Option Agreement under the Saks Incorporated 2009 Long-Term Incentive Plan*

10.2	Form of Stock Option Grant Document under the Saks Incorporated 2009 Long-Term Incentive Plan*

10.3	Form of Restricted Stock Agreement under the Saks Incorporated 2009 Long-Term Incentive Plan*

10.4	Form of Supplement to Restricted Stock Agreement under the Saks Incorporated 2009 Long-Term Incentive Plan*

10.5	Form of Performance Award Agreement under the Saks Incorporated 2009 Long-Term Incentive Plan*

10.6	Form of Supplement to Performance Award Agreement under the Saks Incorporated 2009 Long-Term Incentive Plan*

10.7	Fifth Amendment to the Program Agreement, dated as of October 19, 2009, among Saks Incorporated, Jackson Office Properties, Inc., and HSBC Bank Nevada, N.A. (incorporated herein by this reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 19, 2009 and filed with the Commission on October 21, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

Date: December 4, 2009	/s/ Kevin G. Wills
Kevin G. Wills
On behalf of registrant and as Executive Vice President and Chief Financial Officer (Principal Financial Officer)