Form 10-Q
period 2010-05-01
SAKS INC
filed 2010-06-02
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: May 1, 2010

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

As of May 19, 2010, the number of shares of the Registrant’s Common Stock outstanding was 160,923,339.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	May 1, 2010	January 30, 2010	May 2, 2009
ASSETS
Current Assets
Cash and cash equivalents	$179,056	$147,301	$10,252
Merchandise inventories	702,132	649,196	779,474
Other current assets	92,991	93,479	97,977
Deferred income taxes, net	34,013	35,974	26,721

Total current assets	1,008,192	925,950	914,424
Property and Equipment, net	938,292	956,082	1,042,960
Deferred Income Taxes, net	219,492	221,354	200,289
Other Assets	30,465	32,315	19,684

TOTAL ASSETS	$2,196,441	$2,135,701	$2,177,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$148,071	$101,739	$140,252
Accrued expenses and other current liabilities	241,160	250,185	218,361
Current portion of long-term debt	28,639	27,857	4,686

Total current liabilities	417,870	379,781	363,299
Long-Term Debt	496,993	493,330	631,940
Other Long-Term Liabilities	191,116	190,980	193,858

Total liabilities	1,105,979	1,064,091	1,189,097
Commitments and Contingencies	—	—	—
Shareholders’ Equity	1,090,462	1,071,610	988,260

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,196,441	$2,135,701	$2,177,357

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
NET SALES	$667,438	$624,265
Cost of sales	379,707	382,858

Gross margin	287,731	241,407
Selling, general and administrative expenses	163,495	158,433
Other operating expenses:
Property and equipment rentals	25,669	26,471
Depreciation and amortization	28,860	33,340
Taxes other than income taxes	22,436	20,159
Store pre-opening costs	2	627
Impairments and dispositions	1,815	186

OPERATING INCOME	45,454	2,191
Interest expense	(14,139)	(10,435)
Other income, net	190	97

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	31,505	(8,147)
Provision (benefit) for income taxes	12,720	(3,266)

INCOME (LOSS) FROM CONTINUING OPERATIONS	18,785	(4,881)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	—	(363)
Benefit for income taxes	—	(127)

LOSS FROM DISCONTINUED OPERATIONS	—	(236)

NET INCOME (LOSS)	$18,785	$(5,117)

Per-Share amounts - Basic
Income (loss) from continuing operations	$0.12	$(0.04)
Loss from discontinued operations	$—	$—
Net Income (loss) per share	$0.12	$(0.04)
Per-Share amounts - Diluted
Income (loss) from continuing operations	$0.11	$(0.04)
Loss from discontinued operations	$—	$—
Net Income (loss) per share	$0.11	$(0.04)
Weighted average common shares:
Basic	153,739	138,297
Diluted	198,895	138,297

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	May 1, 2010	May 2, 2009
Operating Activities:
Net Income (Loss)	$18,785	$(5,117)
Loss from discontinued operations	—	(236)

Income (loss) from continuing operations	18,785	(4,881)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,860	33,340
Impairments and dispositions	—	186
Equity compensation	5,003	4,171
Amortization of discount on convertible notes	2,879	1,769
Deferred income taxes	3,641	(3,330)
Change in operating assets and liabilities, net	(18,686)	(26,349)

Net Cash Provided By Operating Activities - Continuing Operations	40,482	4,906
Net Cash Used In Operating Activities - Discontinued Operations	—	(13,596)

Net Cash Provided By (Used In) Operating Activities	40,482	(8,690)
Investing Activities:
Purchases of property and equipment	(7,891)	(27,956)
Proceeds from the sale of property and equipment	—	8

Net Cash Used In Investing Activities - Continuing Operations	(7,891)	(27,948)
Net Cash Used In Investing Activities - Discontinued Operations	—	—

Net Cash Used In Investing Activities	(7,891)	(27,948)
Financing Activities:
Proceeds from revolving credit facility	—	38,325
Payments on capital lease obligations	(1,250)	(1,237)
Cash dividends paid	—	(471)
Net proceeds from the issuance of common stock	414	—

Net Cash Provided By (Used In) Financing Activities - Continuing Operations	(836)	36,617
Net Cash Used In Financing Activities - Discontinued Operations	—	—

Net Cash Provided By (Used In) Financing Activities	(836)	36,617
Increase (decrease) in Cash and Cash Equivalents	31,755	(21)
Cash and cash equivalents at beginning of period	147,301	10,273
Cash and cash equivalents at end of period	$179,056	$10,252

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended May 1, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011 (fiscal year 2010). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The accompanying Condensed Consolidated Balance Sheet at January 30, 2010 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Certain reclassifications were made to prior period amounts to conform to the current year presentation.

The Company’s operations consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations. Previously, the Company also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The operations of CLL are presented as discontinued operations in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the prior year period.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net Sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $7,367 and $6,191 for the three months ended May 1, 2010 and May 2, 2009, respectively. Leased department sales were $54,116 and $47,616 for the three months ended May 1, 2010 and May 2, 2009, respectively, and were excluded from Net Sales in the accompanying Condensed Consolidated Statements of Income.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $170,573 and $240 at May 1, 2010 and May 2, 2009, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Included in cash equivalents at May 1, 2010 was a $20,000 compensating balance related to the Company’s purchasing card program to ensure future credit availability under that program. Income earned on cash equivalents was $119 and $38 for the three-month periods ended May 1, 2010 and May 2, 2009, respectively. Income earned on cash equivalents is reflected in Other Income in the accompanying Condensed Consolidated Statements of Income.

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

Impairments and Dispositions – The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate. The Company also performs an asset impairment analysis at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company announced that three SFA stores will be closed in the second quarter of 2010. The Company incurred charges of $1,815 primarily related to severance, lease termination, and other store closing costs for the three month period ended May 1, 2010. Additional costs are expected to be incurred related to the store closures in the second quarter of fiscal 2010, however, the Company does not expect these costs to be material to its consolidated financial statements for the quarter ending July 31, 2010. The Company incurred charges primarily related to asset dispositions in the normal course of business of $186 for the three month period ended May 2, 2009. Asset dispositions and store closing costs are included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of Income.

Segment Reporting – SFA, OFF 5TH, and SFA’s e-commerce operations have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting guidance.

Fair Value of Financial Instruments – The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses at May 1, 2010, January 30, 2010, and May 2, 2009 approximates their fair values due to the short-term nature of these financial instruments. Refer to Note 5 for fair value disclosures related to the Company’s long-term debt.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In the first quarter of 2010, the Company adopted a new standard that changed the accounting for transfers of financial assets. This new standard eliminates the concept of a qualifying special-purpose entity; removes the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; changes the standard for de-recognizing financial assets; and requires enhanced disclosure. The adoption of this new standard did not impact the Company’s consolidated financial statements.

In the first quarter of 2010, the Company adopted a new standard for determining whether to consolidate a variable interest entity. This new standard eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and requires an ongoing reassessment of whether an entity is the primary beneficiary. The adoption of this new standard did not impact the Company’s consolidated financial statements.

Recently Issued Pronouncements

In January 2010, the Financial Accounting Standards Board issued an accounting standard update related to improving disclosures about fair value measurements. The update requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The accounting standard update is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for periods beginning after December 15, 2010. Adoption of the accounting standard update as it relates to Level 1 and Level 2 fair value disclosures did not impact the Company’s consolidated financial statements. The Company does not expect the adoption of the accounting standard update related to the Level 3 reconciliation disclosures to have a material impact on its consolidated financial statements.

NOTE 3 – INCOME TAXES

The effective income tax rate from continuing operations for the three-month period ended May 1, 2010 was 40.4% compared to 40.1%, for the three-month period ended May 2, 2009. There was no material change in the effective rate for the three-month period ended May 1, 2010.

Components of the Company’s income tax expense (benefit) from continuing operations for the three-month periods ended May 1, 2010 and May 2, 2009 were as follows:

	Three Months Ended
	May 1, 2010	May 2, 2009
Expected federal income taxes at 35%	$11,027	$(2,852)
State income taxes, net of federal benefit	3,210	(445)
State NOL valuation allowance adjustment	(1,476)	—
Effect of settling tax exams and other tax reserve adjustments	(34)	(171)
Other items, net	(7)	202

Provision (benefit) for income taxes from continuing operations	$12,720	$(3,266)

In accordance with the relevant accounting guidance related to accounting for income taxes in interim periods, the Company has determined its income tax provision for the three months ended May 1, 2010 on a discrete basis since it could not reliably estimate its 2010 annual effective tax rate because minor changes in its estimated pre-tax results could have a significant impact on its annualized effective tax rate. This is a change from the prior year where the annual effective tax rate approach was used. Accordingly, the tax rate used for the income tax provision for the three months ended May 1, 2010 was based on the actual effective tax rate for the period. This included a decrease in the valuation allowance reserve of $1,476 against state deferred tax assets resulting from the utilization of state net operating losses (“NOLs”) for the three month period ended May 1, 2010.

The Company believes that it is reasonably possible that up to $25,532 in unrecognized tax benefits relating to prior acquisitions could be recognized within 12 months of the May 1, 2010 balance sheet date.

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

The Company’s Condensed Consolidated Balance Sheet as of May 1, 2010 includes a gross deferred tax asset of $158,374 related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $41,334 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $41,334 has been established. The Company evaluates the realizability of its deferred tax assets on quarterly basis. While the Company has incurred a cumulative loss over the three years ended May 1, 2010, after evaluating all available evidence including its past operating results, the macroeconomic factors contributing to the 2009 and 2008 fiscal year losses, the length of the carryforward periods available and its forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not the net deferred tax asset, net of the $41,334 valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on its results of operations in the period in which it is recorded.

NOTE 4 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three-month period ended May 1, 2010 and May 2, 2009, respectively, are as follows:

	For the Three Months Ended May 1, 2010			For the Three Months Ended May 2, 2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$18,785	153,739	$0.12	$(5,117)	138,297	$(0.04)
Effect of dilutive potential common shares	3,704	45,156	(0.01)	—	—	—

Diluted EPS	$22,489	198,895	$0.11	$(5,117)	138,297	$(0.04)

Diluted EPS includes the effect of 40,889 shares that could be issued upon the conversion of the 7.5% and 2.0% convertible notes and the related interest expense, net of tax, of $3,704 for the three months ended May 1, 2010 as the effect is dilutive. The weighted-average diluted shares outstanding also include 3,995 of restricted stock and performance shares and 272 option awards as inclusion has a dilutive effect on earnings per share. The Company had 1,365 options that were excluded from the computation of diluted EPS for the three months ended May 1, 2010, because the exercise prices of the options exceeded the average market price of the Company’s common stock for the period. These options represent the number of awards outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

As of May 2, 2009, the Company had 2,779 options and 6,056 unvested restricted stock and performance share awards outstanding that were excluded from the computation of diluted EPS because the potential common shares would have been anti-dilutive as the Company generated a net loss for the three months ended May 2, 2009. These options and unvested restricted stock and performance share awards represent the number of shares outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS. There were also 19,219 of potentially exercisable shares under the 2.0% convertible notes that were not included in the computation of diluted EPS for the three months ended May 2, 2009 because inclusion of the potential common shares would have been anti-dilutive as the Company generated a net loss for the period.

NOTE 5 – DEBT

A summary of long-term debt and capital lease obligations is as follows:

	May 1, 2010		January 30, 2010		May 2, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes 7.50%, maturing fiscal year 2010	$22,859	$23,442	$22,859	$22,973	$45,872	$43,578
Notes 9.875%, maturing fiscal year 2011	141,557	149,343	141,557	148,547	141,557	133,064
Notes 7.00%, maturing fiscal year 2013	2,922	2,852	2,922	2,674	2,922	2,425
Notes 7.375%, maturing fiscal year 2019	1,911	1,659	1,911	1,567	1,911	1,269
Convertible Notes 7.50%, maturing fiscal year 2013, net (1)	101,567	237,416	100,570	175,896	—	—
Convertible Notes 2.00%, maturing fiscal year 2024, net (2)	196,827	238,050	194,946	192,913	189,472	148,350
Revolving credit facility	—	—	—	—	195,000	195,000
Terminated interest rate swap agreements, net (3)	9	N/A	12	N/A	46	N/A
Capital lease obligations (4)	57,980	N/A	56,410	N/A	59,846	N/A

Total debt	525,632	652,762	521,187	544,570	636,626	523,686
Less current portion:
Notes 7.50%, maturing fiscal year 2010	$(22,859)	$(23,442)	$(22,859)	$(22,973)	$—	$—
Capital lease obligations (4)	(5,780)	N/A	(4,998)	N/A	(4,686)	N/A

Current portion of long-term debt	(28,639)	(23,442)	(27,857)	(22,973)	(4,686)	—
Long-term debt	$496,993	$629,320	$493,330	$521,597	$631,940	$523,686

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $18,433 and $19,430 as of May 1, 2010 and January 30, 2010, respectively.

(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $33,173, $35,054, and $40,528 as of May 1, 2010, January 30, 2010, and May 2, 2009, respectively.

(3)	The fair value of the terminated interest rate swaps is considered immaterial.

(4)	Disclosure regarding fair value of capital leases is not required.

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices. For variable rate notes that reprice frequently, such as the Company’s revolving credit agreement, fair value approximates carrying value.

REVOLVING CREDIT AGREEMENT

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The facility matures in November 2013. At May 1, 2010, the Company had no direct outstanding borrowings and had letters of credit outstanding of $31,909. The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 3.5% to 4.0%, or at the higher of the prime rate and federal funds rate plus a percentage ranging from 2.5% to 3.0%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). The Company also pays an unused line fee ranging from 0.5% to 1.0% per annum on the average daily unused revolver.

During periods in which availability under the agreement is $87,500 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $87,500, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger. As of May 1, 2010, the Company was not subject to the minimum fixed charge coverage ratio.

The revolving credit agreement permits additional debt in specific categories including the following (each category being subject to limitations as described in the revolving credit agreement): debt arising from permitted sale/leaseback transactions; debt to finance purchases of machinery, equipment, real estate and other fixed assets; debt in connection with permitted acquisitions; and unsecured debt. The revolving credit agreement also permits other debt (including permitted sale/leaseback transactions) in an aggregate amount not to exceed $400,000 at any time, including secured debt, so long as it is a permitted lien as defined by the revolving credit agreement. The revolving credit agreement also places certain restrictions on, among other things, asset sales, the ability to make acquisitions and investments, and to pay dividends.

SENIOR NOTES

At May 1, 2010, the Company had $169,249 of unsecured senior notes outstanding, excluding the convertible notes, comprised of four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.000% to 9.875%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s credit facility and have substantially identical terms except for the maturity dates and interest rates payable to investors. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

CONVERTIBLE NOTES

7.5% Convertible Notes

The Company issued $120,000 of 7.5% convertible notes in May 2009 (the “7.5% Convertible Notes”). The 7.5% Convertible Notes mature in December 2013 and are convertible, at the option of the holders at any time, into shares of the Company’s common stock at a conversion rate of $5.54 per share of common stock (21,670 shares of common stock to be issued upon conversion). The Company can settle a conversion of the notes with shares, cash, or a combination thereof at its discretion. Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. This amortization is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment.

Upon issuance, the Company estimated the fair value of the liability component of the 7.5% Convertible Notes, assuming a 13% non-convertible borrowing rate, to be $97,994. The difference between the fair value and the principal amount of the 7.5% Convertible Notes was $22,006. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized to interest expense over the 4.5 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense in future periods.

The following tables provide additional information about the Company’s 7.5% Convertible Notes.

	May 1, 2010	January 30, 2010
Carrying amount of the equity component (additional paid-in capital)	$22,006	$22,006
Principal amount of the 7.5% Convertible Notes	$120,000	$120,000
Unamortized discount of the liability component	$18,433	$19,430
Net carrying amount of liability component	$101,567	$100,570

Three Months
May 1, 2010
Effective interest rate on liability component	12.9%
Cash interest expense recognized	$2,250
Non-cash interest expense recognized	$997

The remaining period over which the unamortized discount will be recognized is 3.6 years. As of May 1, 2010, the if-converted value of the notes exceeded its principal amount by $91,287.

The 7.5% Convertible Notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of May 1, 2010 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

2.0% Convertible Senior Notes

The Company issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and in certain circumstances, the provisions of the 2.0% Convertible Notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. At May 1, 2010, the conversion criteria with respect to the credit rating requirements were met.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. The terms and conditions of the note hedge include: strike price of $11.97; contract is indexed to 19,219 shares of the Company’s common stock; maturity date of the hedge instruments is March 21, 2011. The terms of the written call options include: strike price of $13.81; contract is indexed to 19,219 shares of the Company’s common stock; maturity date of the written call option instruments is June 20, 2011. These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004. The estimated fair value of the convertible note hedge and written call option was $2,723, $521, and $1,377 at May 1, 2010, January 30, 2010, and May 2, 2009, respectively.

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. This amortization is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. The Company estimated the fair value of the liability component as of the date of issuance of its 2.0% Convertible Notes, assuming a 6.25% non-convertible borrowing rate, to be $158,148. The difference between the fair value and the principal amount of the 2.0% Convertible Notes was $71,852. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized to interest expense over the ten-year period to the first put date of the 2.0% Convertible Notes in 2014 resulting in an increase in non-cash interest expense in prior and future periods.

The following tables provide additional information about the Company’s 2.0% Convertible Notes.

	May 1, 2010	January 30, 2010	May 2, 2009
Carrying amount of the equity component (additional paid-in capital)	$71,852	$71,852	$71,852
Principal amount of the 2.0% Convertible Notes	$230,000	$230,000	$230,000
Unamortized discount of the liability component	$33,173	$35,054	$40,528
Net carrying amount of liability component	$196,827	$194,946	$189,472

	Three Months Ended
	May 1, 2010	May 2, 2009
Effective interest rate on liability component	6.2%	6.2%
Cash interest expense recognized	$1,150	$1,150
Non-cash interest expense recognized	$1,882	$1,769

The remaining period over which the unamortized discount will be recognized is 3.9 years. As of May 1, 2010, the if-converted value of the notes did not exceed its principal amount.

The 2.0% Convertible Notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of May 1, 2010 and May 2, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan and supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the pension plan during 2006, freezing benefit accruals for all participants except those who had attained age 55 and completed 10 years of credited service as of January 1, 2007, who were considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense related to the Company’s pension plan and SERP for the three months ended May 1, 2010 and May 2, 2009 were as follows:

	Three Months Ended
	May 1, 2010	May 2, 2009
Service cost	$—	$25
Interest cost	1,800	2,150
Expected return on plan assets	(1,800)	(1,600)
Net amortization of losses and prior service costs	542	725

Net periodic pension expense	$542	$1,300

The Company expects funding requirements of approximately $1,400 in 2010.

NOTE 7 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the three months ended May 1, 2010:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 30, 2010	159,786	$15,979	$1,277,773	$(173,342)	$(48,800)	$1,071,610
Net Income				18,785		18,785
Issuance of common stock, net	68	7	407			414
Income tax impact related to employee stock plans			(3,319)			(3,319)
Net activity under stock compensation plans	1,338	134	(134)			—
Restricted shares withheld for taxes	(264)	(26)	(2,005)			(2,031)
Stock-based compensation			5,003			5,003

Balance at May 1, 2010	160,928	$16,094	$1,277,725	$(154,557)	$(48,800)	$1,090,462

There were no repurchases or retirements of common stock during the three months ended May 1, 2010 or May 2, 2009. At May 1, 2010, there were 32,709 shares remaining available for repurchase under the Company’s existing share repurchase program.

NOTE 8 – STOCK-BASED COMPENSATION

The Company maintains equity incentive plans for the granting of options, stock appreciation rights, performance shares, restricted stock, and other forms of equity awards to employees and directors. Options granted generally vest over a four-year period after grant and have an exercise term of seven to ten years from the grant date. Restricted stock and performance shares generally vest three years after the grant date, although the plan permits accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors.

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

Total pre-tax stock-based compensation expense for the three month periods ended May 1, 2010 and May 2, 2009 was $5,003 and $4,171, respectively.

NOTE 9 – CONTINGENCIES

LEGAL CONTINGENCIES

The Company is involved in legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

TAX MATTERS

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on current evaluations of tax filing positions, the Company believes it has adequately accrued for its income tax exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of the current reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted. At May 1, 2010 certain state examinations were ongoing.

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

NOTE 10 – CLUB LIBBY LU CLOSURE

In January 2009, the Company discontinued the operations of its CLL specialty store business, which consisted of 98 leased, mall-based stores, as CLL was no longer determined to be a strategic fit for the Company. The Company incurred charges of $44,521 in 2008 associated with the CLL store closings. The charges consisted of $16,993 for asset impairments, $14,045 in lease termination costs (net of a non-cash deferred rent benefit of $3,701), $6,965 in inventory liquidation costs, $5,074 in severance and personnel related costs and $1,444 in other closing costs. Amounts payable relating to the store closings was $702 as of May 1, 2010. There was no payment activity for the three months ending May 1, 2010.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes and revolving credit facility (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three months ended May 1, 2010 and May 2, 2009 and as of January 30, 2010 reflect the legal entity compositions at the respective dates. The results of operations of CLL are presented as discontinued operations in the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the prior year period. Additionally, certain reclassifications were made to prior period amounts to conform to the current year presentation.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and these subsidiaries. At May 1, 2010, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 1, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$170,573	$8,483		$179,056
Merchandise inventories		702,132		702,132
Other current assets		92,991		92,991
Deferred income taxes, net		34,013		34,013

Total Current Assets	170,573	837,619	—	1,008,192
Property and Equipment, net		938,292		938,292
Deferred Income Taxes, net	76,249	143,243		219,492
Other Assets	12,947	17,518		30,465
Investment in and Advances to Subsidiaries	1,306,131	—	$(1,306,131)

Total Assets	$1,565,900	$1,936,672	$(1,306,131)	$2,196,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$148,071		$148,071
Accrued expenses and other current liabilities	$7,786	233,374		241,160
Current portion of long-term debt	22,859	5,780		28,639

Total Current Liabilities	30,645	387,225	—	417,870
Long-Term Debt	444,793	52,200		496,993
Other Long-Term Liabilities		191,116		191,116
Investment by and Advances from Parent		1,306,131	$(1,306,131)
Shareholders’ Equity	1,090,462			1,090,462

Total Liabilities and Shareholders’ Equity	$1,565,900	$1,936,672	$(1,306,131)	$2,196,441

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 1, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$667,438		$667,438
Cost of Sales		379,707		379,707

Gross Margin	—	287,731	—	287,731
Selling, general and administrative expenses	$420	163,075		163,495
Other operating expenses	1	76,964		76,965
Store pre-opening costs		2		2
Impairments and dispositions		1,815		1,815

Operating Income (Loss)	(421)	45,875	—	45,454
Other income (expense)
Equity in earnings of subsidiaries	26,566		$(26,566)
Interest expense	(12,525)	(1,614)		(14,139)
Other income, net	190			190

Income before provision (benefit) for income taxes	13,810	44,261	(26,566)	31,505
Provision (benefit) for income taxes	(4,975)	17,695		12,720

Net Income	$18,785	$26,566	$(26,566)	$18,785

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 1, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Income	$18,785	$26,566	$(26,566)	$18,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(26,566)		26,566	—
Depreciation and amortization		28,860		28,860
Equity compensation	5,003			5,003
Amortization of discount on convertible senior notes	2,879			2,879
Deferred income taxes	545	3,096		3,641
Changes in operating assets and liabilities, net	(2,686)	(16,000)		(18,686)

Net Cash Provided By (Used In) Operating Activities	(2,040)	42,522	—	40,482
INVESTING ACTIVITIES
Purchases of property and equipment		(7,891)		(7,891)

Net Cash Used In Investing Activities	—	(7,891)	—	(7,891)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	35,852	(35,852)		—
Payments on capital lease obligations		(1,250)		(1,250)
Net proceeds from issuance of common stock	414			414

Net Cash Provided By (Used In) Financing Activities	36,266	(37,102)	—	(836)
Increase (Decrease) in Cash and Cash Equivalents	34,226	(2,471)		31,755
Cash and Cash Equivalents at beginning of period	136,347	10,954		147,301

Cash and Cash Equivalents at end of period	$170,573	$8,483	$—	$179,056

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT MAY 2, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$240	$10,012		$10,252
Merchandise inventories		779,474		779,474
Other current assets		97,977		97,977
Deferred income taxes, net		26,721		26,721

Total Current Assets	240	914,184	—	914,424
Property and Equipment, net		1,042,960		1,042,960
Deferred Income Taxes, net	58,662	141,627		200,289
Other Assets	3,255	16,429		19,684
Investment in and Advances to Subsidiaries	1,509,057		$(1,509,057)

Total Assets	$1,571,214	$2,115,200	$(1,509,057)	$2,177,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$140,252		$140,252
Accrued expenses and other current liabilities	$6,174	212,187		218,361
Current portion of long-term debt		4,686		4,686

Total Current Liabilities	6,174	357,125	—	363,299
Long-Term Debt	576,780	55,160		631,940
Other Long-Term Liabilities		193,858		193,858
Investment by and Advances from Parent		1,509,057	$(1,509,057)
Shareholders’ Equity	988,260			988,260

Total Liabilities and Shareholders’ Equity	$1,571,214	$2,115,200	$(1,509,057)	$2,177,357

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MAY 2, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$624,265		$624,265
Cost of Sales		382,858		382,858

Gross Margin	—	241,407	—	241,407
Selling, general and administrative expenses	$193	158,240		158,433
Other operating expenses	1	79,969		79,970
Store pre-opening costs		627		627
Impairments and dispositions		186		186

Operating Income (Loss)	(194)	2,385	—	2,191
Other income (expense)
Equity in earnings of subsidiaries	492		$(492)
Interest expense	(8,711)	(1,724)		(10,435)
Other income, net	97			97

Income (loss) from continuing operations before provision (benefit) for income taxes	(8,316)	661	(492)	(8,147)
Provision (benefit) for income taxes	(3,435)	169		(3,266)

Income (loss) from continuing operations	$(4,881)	$492	$(492)	$(4,881)
Discontinued Operations:
Equity in earnings of subsidiaries – discontinued operations (net of tax)	(236)		236
Loss from discontinued operations before benefit for income taxes		(363)		(363)
Benefit for income taxes		(127)		(127)

Loss from discontinued operations	(236)	(236)	236	(236)
Net Income (Loss)	$(5,117)	$256	$(256)	$(5,117)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 2, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Income (Loss)	$(5,117)	$256	$(256)	$(5,117)
Loss from discontinued operations	(236)	(236)	236	(236)

Income (loss) from continuing operations	(4,881)	492	(492)	(4,881)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in earnings of subsidiaries	(492)		492	—
Depreciation and amortization		33,340		33,340
Impairments and dispositions		186		186
Equity compensation	4,171			4,171
Amortization of discount on convertible senior notes	1,769			1,769
Deferred income taxes	486	(3,816)		(3,330)
Changes in operating assets and liabilities, net	(2,647)	(23,702)		(26,349)

Net Cash Provided By (Used In) Operating Activities - Continuing Operations	(1,594)	6,500	—	4,906
Net Cash Used In Operating Activities - Discontinued Operations		(13,596)		(13,596)

Net Cash Used In Operating Activities	(1,594)	(7,096)	—	(8,690)
INVESTING ACTIVITIES
Purchases of property and equipment		(27,956)		(27,956)
Proceeds from the sale of property and equipment		8		8

Net Cash Used In Investing Activities - Continuing Operations	—	(27,948)	—	(27,948)
Net Cash Used In Investing Activities - Discontinued Operations				—

Net Cash Used In Investing Activities	—	(27,948)	—	(27,948)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(36,256)	36,256		—
Proceeds from revolving credit facility	38,325			38,325
Payments on capital lease obligations		(1,237)		(1,237)
Cash dividends paid	(471)			(471)

Net Cash Provided By Financing Activities - Continuing Operations	1,598	35,019	—	36,617
Net Cash Provided By Financing Activities - Discontinued Operations		—		—

Net Cash Provided By Financing Activities	1,598	35,019	—	36,617
Increase (Decrease) in Cash and Cash Equivalents	4	(25)		(21)
Cash and Cash Equivalents at beginning of period	236	10,037		10,273

Cash and Cash Equivalents at end of period	$240	$10,012	$—	$10,252

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 30, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$136,347	$10,954		$147,301
Merchandise inventories		649,196		649,196
Other current assets		93,479		93,479
Deferred income taxes, net		35,974		35,974

Total Current Assets	136,347	789,603	—	925,950
Property and Equipment, net		956,082		956,082
Deferred Income Taxes, net	71,274	150,080		221,354
Other Assets	13,887	18,428		32,315
Investment in and Advances to Subsidiaries	1,324,256		$(1,324,256)

Total Assets	$1,545,764	$1,914,193	$(1,324,256)	$2,135,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$101,739		$101,739
Accrued expenses and other current liabilities	$9,377	240,808		250,185
Current portion of long-term debt	22,859	4,998		27,857

Total Current Liabilities	32,236	347,545	—	379,781
Long-Term Debt	441,918	51,412		493,330
Other Long-Term Liabilities		190,980		190,980
Investment by and Advances from Parent		1,324,256	$(1,324,256)
Shareholders’ Equity	1,071,610			1,071,610

Total Liabilities and Shareholders’ Equity	$1,545,764	$1,914,193	$(1,324,256)	$2,135,701

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations. Previously, the Company also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury fashion apparel, shoes, and accessories, targeting the value-conscious customer. As of May 1, 2010, Saks operated 53 SFA stores with 5.9 million square feet and 55 OFF 5TH stores with 1.6 million square feet.

FINANCIAL PERFORMANCE SUMMARY

For the first quarter ended May 1, 2010, the Company recorded net income of $18.8 million, or $.11 per diluted share. Those results included after-tax charges totaling $1.1 million, or $.01 per share, primarily related to severance expense, lease termination, and other store closing costs associated with the Portland, Oregon; San Diego, California; and Charleston, South Carolina SFA store closings.

For the first quarter ended May 2, 2009, the Company posted a net loss of $5.1 million, or $.04 per share. Excluding the after-tax loss from discontinued operations of $0.2 million, the Company recorded a loss from continuing operations of $4.9 million, or $.04 per share.

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

	Three Months Ended
	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Cost of sales	56.9%	61.3%

Gross margin	43.1%	38.7%
Selling, general & administrative expenses	24.5%	25.4%
Other operating expenses	11.5%	12.8%
Store pre-opening costs	0.0%	0.1%
Impairments and dispositions	0.3%	0.0%

Operating income	6.8%	0.4%
Interest expense	-2.1%	-1.7%
Other income, net	0.0%	0.0%

Income (loss) from continuing operations before income taxes	4.7%	-1.3%
Provision (benefit) for income taxes	1.9%	-0.5%

Income (loss) from continuing operations	2.8%	-0.8%
Discontinued Operations:
Loss from discontinued operations	0.0%	0.0%
Benefit for income taxes	0.0%	0.0%

Loss from discontinued operations	0.0%	0.0%

Net Income (loss)	2.8%	-0.8%

THREE MONTHS ENDED MAY 1, 2010 COMPARED TO THREE MONTHS ENDED MAY 2, 2009

DISCUSSION OF OPERATING INCOME – CONTINUING OPERATIONS

The following table shows the changes in operating income from continuing operations for the three-month period ended May 2, 2009 compared to the three-month period ended May 1, 2010:

(In Millions)	Total Company
For the three months ended May 2, 2009	$2.2
Store sales and margin	46.3
Operating expenses	(1.4)
Impairments and dispositions	(1.6)

Increase	43.3

For the three months ended May 1, 2010	$45.5

For the three month period ended May 1, 2010, operating income was $45.5 million compared to operating income of $2.2 million for the same period last year. The $43.3 million increase in operating income for the quarter was driven by a 6.1% increase in comparable store sales as well as a 440 basis point increase in the year-over-year gross margin rate resulting from improved inventory management, increased full-price selling, and a reduced level of promotional activity. Additionally, the Company achieved approximately 90 basis points of improvement in the year-over-year Selling, General and Administrative (“SG&A”) expense rate as a percentage of sales.

NET SALES

For the three months ended May 1, 2010, total net sales increased 6.9% to $667.4 million from $624.3 million for the three months ended May 2, 2009. Comparable store sales increased $37.4 million, or 6.1%, from $611.2 million for the three months ended May 2, 2009 to $648.6 million for the three months ended May 1, 2010.

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

GROSS MARGIN

For the three months ended May 1, 2010, gross margin was $287.7 million, or 43.1% of net sales, compared to $241.4 million, or 38.7% of net sales, for the three months ended May 2, 2009. The Company’s gross margin rate increased 440 basis points in the quarter primarily as a result of improved inventory management, increased full-price selling, and a reduced level of promotional activity during the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended May 1, 2010, SG&A was $163.5 million, or 24.5% of net sales, compared to $158.4 million, or 25.4% of net sales, for the three months ended May 2, 2009. The year-over-year increase is primarily due to reduced proprietary credit card income related to the previously announced contract changes with HSBC and higher variable expenses associated with the 6.9% sales increase. As a percentage of sales, SG&A expense improved 90 basis points as the Company was able to leverage its fixed costs with the $43.2 million year-over-year sales increase.

OTHER OPERATING EXPENSES

For the three months ended May 1, 2010, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $77.0 million, or 11.5% of net sales, compared to $80.6 million, or 12.9% of net sales, for the three months ended May 2, 2009. As a percent of sales, other operating expenses improved by 140 basis points year-over year. The decrease of $3.6 million was principally driven by lower depreciation expense of $4.5 million as a result of reduced capital expenditures in the prior year and asset impairment charges recorded during the fourth quarter ended January 30, 2010. This was partially offset by an increase in taxes other than income taxes of $2.3 million for the three months ended May 1, 2010.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended May 1, 2010, the Company recorded losses from impairments and dispositions of $1.8 million, compared to a loss of $0.2 million for the three months ended May 2, 2009. The Company announced that three SFA stores will be closed in the second quarter of 2010. The current quarter charges related to severance expense, lease termination, and other store closing costs associated with the closing of these three SFA stores. The prior quarter charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the three months ended May 1, 2010, interest expense was $14.1 million, or 2.1% of net sales, compared to $10.4 million, or 1.7% of net sales, for the three months ended May 2, 2009. The increase in interest expense was primarily due to the issuance of $120.0 million of convertible notes in May 2009 and the amortization of financing costs associated with these notes and the revolving credit facility offset in part by the extinguishment of $23.0 million of senior notes in July 2009. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $2.9 million and $1.8 million for the three months ended May 1, 2010 and May 2, 2009, respectively.

INCOME TAXES

The effective income tax rate from continuing operations for the three-month periods ended May 1, 2010 and May 2, 2009 was 40.4% and 40.1%, respectively. There was no material change in the effective rate for the three-month period ended May 1, 2010.

The Company’s Consolidated Balance Sheet as of May 1, 2010 includes a gross deferred tax asset of $158.4 million related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $41.3 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $41.3 million has been established. The Company evaluates the realizability of its deferred tax assets on quarterly basis. While the Company has incurred a cumulative loss over the three years ended May 1, 2010, after evaluating all available evidence including past operating results, the macroeconomic factors contributing to the 2008 and 2009 fiscal year losses, the length of the carryforward periods available and its forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not the net deferred tax asset, net of the $41.3 million valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on its results of operations in the period in which it is recorded.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The primary needs for cash are to fund operations, acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores, invest in technology and distribution centers and service debt. The Company anticipates that cash on hand, cash generated from operating activities and borrowings under its revolving credit facility will be sufficient to support its current level of operations.

Cash provided by operating activities from continuing operations was $40.5 million for the three months ended May 1, 2010 and $4.9 million for the three months ended May 2, 2009. Cash provided by (used in) operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $35.6 million year-over-year increase in operating cash flows from continuing operations was primarily driven by income from continuing operations of $18.8 million for the three months ended May 1, 2010 compared to a loss from continuing operations of $4.9 million for the three months ended May 2, 2009 and changes in working capital. Net cash used in operating activities for discontinued operations was $13.6 million for the three months ended May 2, 2009 and was primarily related to the payment of severance, lease termination and other closing costs associated with the January 2009 CLL store closings.

Cash used in investing activities for continuing operations was $7.9 million for the three months ended May 1, 2010 and $27.9 million for the three months ended May 2, 2009. Cash used in investing activities principally consists of construction of new stores, renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $20.0 million decrease in cash used in investing activities for continuing operations is primarily due to a decrease in capital expenditures in the current year.

Cash provided by (used in) financing activities from continuing operations was ($0.8) million for the three months ended May 1, 2010 and $36.6 million for the three months ended May 2, 2009. The current year cash used in financing activities was attributable to payment on capital lease obligations of $1.3 million partially off-set by $0.4 million in proceeds from the issuance of common stock. The prior year cash provided by financing activities primarily related to $38.3 million in borrowings under the revolving credit facility partially off-set by payment on capital lease obligations of $1.2 million and payment of dividends of $0.5 million.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. At May 1, 2010, the Company had no direct borrowings under its revolving credit facility, and had $31.9 million in unfunded letters of credit. At May 1, 2010 and May 2, 2009, the Company maintained cash and cash equivalent balances of $179.1 million and $10.3 million, respectively. Included in cash equivalents at May 1, 2010 was a $20.0 million compensating balance related to the Company’s purchasing card program to ensure future credit availability under that program. Exclusive of approximately $8.5 million and $10.0 million of store operating cash at May 1, 2010 and May 2, 2009, respectively, cash was invested principally in money market funds, demand deposits, and time deposits.

The Company has $22.9 million of senior notes due in December 2010, $179.1 million of cash on hand, and ample availability on its revolving credit facility. The Company expects to be cash flow positive for fiscal year 2010 and have sufficient liquidity to fund operations for the next twelve months.

There were no repurchases or retirements of common stock during the three months ended May 1, 2010 or May 2, 2009. At May 1, 2010, there were 32.7 million shares remaining available for repurchase under the Company’s existing share repurchase program.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At May 1, 2010, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible unsecured notes, and capital and operating leases. On May 1, 2010, total funded debt (including the equity component of the convertible notes) was $577.2 million, representing a decrease of $100.0 million from a balance of $677.2 million at May 2, 2009. This decrease was primarily related to a decrease of $195.0 million in outstanding borrowings on the revolving credit facility as of May 1, 2010, the extinguishment of $23.0 million of the 7.5% senior notes in June and July 2009, and $4.8 million in payments on capital lease obligations. These decreases were partially offset by the issuance of $120.0 million ($101.6 million, net of current unamortized discount) of 7.5% convertible notes during the second quarter of 2009 and the addition of $2.8 million of capital lease obligations during the first quarter of 2010. The debt-to-capitalization ratio decreased to 35.7% from 41.7% in the prior year, as a result of the net decrease in debt in the current year and the issuance of 14.9 million common shares in October 2009.

Revolving Credit Facility

At May 1, 2010, the Company maintained a $500 million revolving credit facility, which is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The facility matures in November 2013. The Company’s inventory position increases and decreases over time and this change will at times cause the revolver capacity to fall below the stated $500 million facility. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $87.5 million. At May 1, 2010, the Company was not subject to the fixed charge coverage ratio as its availability under the facility exceeded $87.5 million. Based on the inventory and credit card receivable balances as of May 1, 2010, the Company had unutilized availability under the facility of $423.7 million after deducting outstanding letters of credit of $31.9 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At May 1, 2010, the Company had no direct outstanding borrowings under the revolving credit facility.

Senior Notes

At May 1, 2010, the Company had $169.2 million of senior notes outstanding, excluding the convertible notes, comprising four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

7.5% Convertible Notes

The Company had $120 million of convertible notes, at May 1, 2010, that bear cash interest semiannually at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares, cash or a combination thereof at its discretion. In May 2009, the Company received net proceeds from the convertible notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. This amortization is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. Upon issuance of the convertible notes, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $18.4 million is being amortized to interest expense over the remaining 3.6 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense in future periods.

The convertible notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of May 1, 2010 and May 2, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

2.0% Convertible Senior Notes

The Company had $230 million of convertible senior notes at May 1, 2010, that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 11, 2011. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. At May 1, 2010, the conversion criteria with respect to the credit rating requirements were met.

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

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. This amortization is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. The Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized to interest expense over the ten-year period from the issuance date to the first put date of the notes in 2014 resulting in an increase in non-cash interest expense in prior periods. The current unamortized discount of $33.2 million will be recognized over the remaining 3.9 year period.

The convertible notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of May 1, 2010 and May 2, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

Capital Leases

At May 1 2010, the Company had $58.0 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

Pension Plan

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects funding requirements of $1.4 million in 2010. The Company amended the SFA Pension Plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009.

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

There were no other material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended May 1, 2010. For additional information regarding the Company’s contractual obligations as of January 30, 2010, see the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

CRITICAL ACCOUNTING POLICIES

A summary of the Company’s critical accounting policies is included in the Management Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In the first quarter of 2010, the Company adopted a new standard that changed the accounting for transfers of financial assets. This new standard eliminates the concept of a qualifying special-purpose entity; removes the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities; changes the standards for de-recognizing financial assets; and requires enhanced disclosure. The adoption of this new standard did not impact the Company’s consolidated financial statements.

In the first quarter of 2010, the Company adopted a new standard for determining whether to consolidate a variable interest entity. This new standard eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and requires an ongoing reassessment of whether an entity is the primary beneficiary. The adoption of this new standard did not impact the Company’s consolidated financial statements.

Recently Issued Pronouncements

In January 2010, the Financial Accounting Standards Board issued an accounting standard update related to improving disclosures about fair value measurements. The update requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The accounting standard update is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for periods beginning after December 15, 2010. Adoption of the accounting standard update as it relates to Level 1 and Level 2 fair value disclosures did not impact the Company’s consolidated financial statements. The Company does not expect the adoption of the accounting standard update related to the Level 3 reconciliation disclosures to have a material impact on its consolidated financial statements.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for luxury apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; macroeconomic conditions and their effect on consumer spending; the Company’s ability to secure adequate financing; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; the performance of the financial markets; changes in interest rates; and fluctuations in foreign currency. For additional information regarding these and other risk factors, please refer to the Company’s Form 10-K for the fiscal year ended January 30, 2010 filed with the SEC, which may be accessed through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments outstanding at May 1, 2010, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended May 1, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 9 – Contingencies – Legal Contingencies,” is incorporated into this Item by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 1, 2010, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company did not repurchase and retire any shares of common stock during the quarter ended May 1, 2010. At May 1, 2010, 32.7 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization.

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

SAKS INCORPORATED
Registrant

Date: June 2, 2010	/s/ Kevin G. Wills
Kevin G. Wills
On behalf of registrant and as Executive
Vice President and Chief Financial Officer
(Principal Financial Officer)