Form 10-Q
period 2010-07-31
SAKS INC
filed 2010-09-01
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 31, 2010

or

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

As of August 16, 2010, the number of shares of the Registrant’s Common Stock outstanding was 160,911,614.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	July 31, 2010	January 30, 2010	August 1, 2009
ASSETS
Current Assets
Cash and cash equivalents	$161,442	$147,301	$12,466
Merchandise inventories	670,933	649,196	670,263
Other current assets	96,747	93,479	96,235
Deferred income taxes, net	44,215	35,974	25,968

Total current assets	973,337	925,950	804,932
Property and Equipment, net	920,490	956,082	1,027,932
Deferred Income Taxes, net	223,786	221,354	225,078
Other Assets	28,982	32,315	24,109

TOTAL ASSETS	$2,146,595	$2,135,701	$2,082,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$116,924	$101,739	$99,530
Accrued expenses and other current liabilities	252,658	250,185	217,631
Current portion of long-term debt	28,738	27,857	4,729

Total current liabilities	398,320	379,781	321,890
Long-Term Debt	497,616	493,330	598,079
Other Long-Term Liabilities	188,744	190,980	203,204

Total liabilities	1,084,680	1,064,091	1,123,173
Commitments and Contingencies	—	—	—
Shareholders’ Equity	1,061,915	1,071,610	958,878

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,146,595	$2,135,701	$2,082,051

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
NET SALES	$593,145	$564,519	$1,260,583	$1,188,784
Cost of sales	371,874	393,520	751,581	776,378

Gross margin	221,271	170,999	509,002	412,406
Selling, general and administrative expenses	170,575	157,764	334,070	316,197
Other operating expenses:
Property and equipment rentals	24,837	26,493	50,506	52,964
Depreciation and amortization	29,682	35,914	58,542	69,254
Taxes other than income taxes	18,700	17,694	41,136	37,853
Store pre-opening costs	298	739	300	1,366
Impairments and dispositions	21,560	83	23,375	269

OPERATING INCOME (LOSS)	(44,381)	(67,688)	1,073	(65,497)
Interest expense	(14,291)	(12,345)	(28,430)	(22,780)
Gain (loss) on extinguishment of debt	(4)	783	(4)	783
Other income (expense)	(720)	853	(530)	950

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(59,396)	(78,397)	(27,891)	(86,544)
Benefit for income taxes	(27,162)	(23,908)	(14,442)	(27,174)

LOSS FROM CONTINUING OPERATIONS	(32,234)	(54,489)	(13,449)	(59,370)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	—	(35)	—	(398)
Benefit for income taxes	—	(12)	—	(139)

LOSS FROM DISCONTINUED OPERATIONS	—	(23)	—	(259)

NET LOSS	$(32,234)	$(54,512)	$(13,449)	$(59,629)

Per-Share amounts - Basic
Loss from continuing operations	$(0.21)	$(0.39)	$(0.09)	$(0.43)
Loss from discontinued operations	$—	$—	$—	$—
Net Loss per share	$(0.21)	$(0.39)	$(0.09)	$(0.43)
Per-Share amounts - Diluted
Loss from continuing operations	$(0.21)	$(0.39)	$(0.09)	$(0.43)
Loss from discontinued operations	$—	$—	$—	$—
Net Loss per share	$(0.21)	$(0.39)	$(0.09)	$(0.43)
Weighted average common shares:
Basic	153,956	138,325	153,847	138,315
Diluted	153,956	138,325	153,847	138,315

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	July 31, 2010	August 1, 2009
Operating Activities:
Net Loss	$(13,449)	$(59,629)
Loss from discontinued operations	—	(259)

Loss from continuing operations	(13,449)	(59,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,542	69,254
Impairments and dispositions	1,524	269
Gain (loss) on extinguishment of debt	4	(783)
Equity compensation	8,939	8,393
Amortization of discount on convertible notes	5,829	4,203
Deferred income taxes	(11,073)	(28,720)
Gain on sale of property	(245)	(628)
Change in operating assets and liabilities, net	(11,603)	50,004

Net Cash Provided By Operating Activities - Continuing Operations	38,468	42,622
Net Cash Used In Operating Activities - Discontinued Operations	—	(13,579)

Net Cash Provided By Operating Activities	38,468	29,043
Investing Activities:
Purchases of property and equipment	(21,614)	(45,932)
Proceeds from the sale of property and equipment	295	635

Net Cash Used In Investing Activities - Continuing Operations	(21,319)	(45,297)
Net Cash Used In Investing Activities - Discontinued Operations	—	—

Net Cash Used In Investing Activities	(21,319)	(45,297)
Financing Activities:
Payments on long-term debt and capital lease obligations	(3,474)	(24,651)
Cash dividends paid	(70)	(541)
Net proceeds from the issuance of common stock	536	—
Proceeds from issuance of convertible senior notes	—	120,000
Payments on revolving credit facility	—	(71,675)
Payment of deferred financing costs	—	(4,686)

Net Cash Provided By (Used In) Financing Activities - Continuing Operations	(3,008)	18,447
Net Cash Used In Financing Activities - Discontinued Operations	—	—

Net Cash Provided By (Used In) Financing Activities	(3,008)	18,447
Increase in Cash and Cash Equivalents	14,141	2,193
Cash and cash equivalents at beginning of period	147,301	10,273
Cash and cash equivalents at end of period	$161,442	$12,466

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011 (fiscal year 2010). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net Sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $6,820 and $5,251 for the three months ended July 31, 2010 and August 1, 2009, respectively. Leased department sales were $49,129 and $39,540 for the three months ended July 31, 2010 and August 1, 2009, respectively, and were excluded from Net Sales in the accompanying Condensed Consolidated Statements of Income. Commissions from leased departments were $14,187 and $11,442 for the six months ended July 31, 2010 and August 1, 2009, respectively. Leased department sales were $103,245 and $87,157 for the six months ended July 31, 2010 and August 1, 2009, respectively, and were excluded from Net Sales in the accompanying Condensed Consolidated Statements of Income.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $152,275 and $4,640 at July 31, 2010 and August 31, 2009, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Included in cash equivalents at July 31, 2010 was a $20,000 compensating balance related to the Company’s purchasing card program to ensure future credit availability under that program. Income earned on cash equivalents was $117 and $13 for the three-month periods ended July 31, 2010 and August 1, 2009, respectively, and is reflected in Other Income in the accompanying Condensed Consolidated Statements of Income. For the six month periods ended July 31, 2010 and August 1, 2009 income earned on these cash equivalents was $164 and $16, respectively, and is reflected in Other Income in the accompanying Condensed Consolidated Statements of Income.

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

Impairments and Dispositions – The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate. The Company also performs an asset impairment analysis at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company closed the Portland, Oregon; San Diego, California; and Charleston, South Carolina SFA stores in July 2010. In addition, the Company entered agreements to close the Plano, Texas and Mission Viejo, California SFA stores in the third quarter ending October 30, 2010. For the three months ended July 31, 2010, the Company incurred store closing costs of $21,560 consisting of lease termination and severance charges of $21,300 related to the two planned third quarter store closures as well as $260 of other costs primarily associated with the three stores closed in July. For the six months ended July 31, 2010, the Company incurred charges of $23,375 including the aforementioned lease termination and severance charges of $21,300 related to the two planned third quarter closures and $2,075 of similar costs primarily associated with the three store locations closed in July. Additional costs are expected to be incurred related to the store closures in the third quarter of fiscal 2010; however, the Company does not expect these costs to be material to its consolidated financial statements for the quarter ending October 30, 2010. The Company incurred charges primarily related to asset dispositions in the normal course of business of $83 and $269 for the three and six months ended August 1, 2009, respectively. Asset dispositions and store closing costs are included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of Income.

Segment Reporting – SFA, OFF 5TH, and SFA’s e-commerce operations have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting guidance.

Fair Value of Financial Instruments – The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses at July 31, 2010, January 30, 2010, and August 1, 2009 approximates their fair values due to the short-term nature of these financial instruments. Refer to Note 5 for fair value disclosures related to the Company’s long-term debt.

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

NOTE 3 – INCOME TAXES

The effective income tax rate from continuing operations for the three and six-month periods ended July 31, 2010 was 45.7% and 51.8%, respectively, as compared to 30.5% and 31.4% for the three and six-month periods ended August 1, 2009. The increase in the effective rate for the three-month and six-month periods ended July 31, 2010 was primarily due to an increase in the state tax rate as well as a decrease in the state tax valuation allowance, associated with certain state net operating loss carryforwards, increasing the expected tax benefit of pre-tax losses.

Components of the Company’s income tax benefit from continuing operations for the three and six-month periods ended July 31, 2010 and August 1, 2009 were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Expected federal income taxes at 35%	$(20,789)	$(27,439)	$(9,762)	$(30,290)
State income taxes, net of federal benefit	(6,715)	(2,715)	(3,505)	(3,160)
State NOL valuation allowance adjustment	516	5,936	(960)	5,936
Effect of settling tax exams and other tax reserve adjustments	(590)	(23)	(624)	(194)
Other items, net	416	333	409	534

Benefit for income taxes from continuing operations	$(27,162)	$(23,908)	$(14,442)	$(27,174)

The Company believes that it is reasonably possible that up to $25,532 in unrecognized tax benefits relating to prior acquisitions could be recognized within 12 months of the July 31, 2010 balance sheet date.

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

The Company’s Condensed Consolidated Balance Sheet as of July 31, 2010 includes a gross deferred tax asset of $155,708 related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $41,850 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $41,850 has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While the Company has incurred a cumulative loss in recent years, after evaluating all available evidence including its past operating results, the macroeconomic factors contributing to the 2009 and 2008 fiscal year losses, the length of the carryforward periods available and its forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not the net deferred tax asset, net of the $41,850 valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for an additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on its results of operations in the period in which it is recorded.

NOTE 4 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and six-month periods ended July 31, 2010 and August 1, 2009, respectively, are as follows:

	For the Three Months Ended July 31, 2010			For the Three Months Ended August 1, 2009
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$(32,234)	153,956	$(0.21)	$(54,512)	138,325	$(0.39)
Effect of dilutive potential common shares	—	—	—	—	—	—

Diluted EPS	$(32,234)	153,956	$(0.21)	$(54,512)	138,325	$(0.39)

	For the Six Months Ended July 31, 2010			For the Six Months Ended August 1, 2009
				Revised
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$(13,449)	153,847	$(0.09)	$(59,629)	138,315	$(0.43)
Effect of dilutive potential common shares	—	—	—	—	—	—

Diluted EPS	$(13,449)	153,847	$(0.09)	$(59,629)	138,315	$(0.43)

As of July 31, 2010, the Company had 2,150 options and 6,947 unvested restricted stock and performance share awards outstanding that were excluded from the computation of diluted EPS because the potential common shares would have been anti-dilutive as the Company generated net losses for the three and six months ended July 31, 2010. These options and unvested restricted stock and performance share awards represent the number of shares outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS. There were also 40,889 potentially exercisable shares under the Company’s convertible notes that were not included in the computation of diluted EPS for the three and six months ended July 31, 2010 because inclusion of the potential common shares would have been anti-dilutive as the Company generated net losses for the three and six month periods.

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

NOTE 5 – DEBT

A summary of long-term debt and capital lease obligations is as follows:

	July 31, 2010		January 30, 2010		August 1, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes 7.50%, maturing fiscal year 2010	$22,859	$23,180	$22,859	$22,973	$22,859	$21,487
Notes 9.875%, maturing fiscal year 2011	141,557	148,036	141,557	148,547	141,557	138,726
Notes 7.00%, maturing fiscal year 2013	2,125	2,083	2,922	2,674	2,922	2,338
Notes 7.375%, maturing fiscal year 2019	1,911	1,624	1,911	1,567	1,911	1,376
Convertible Notes 7.50%, maturing fiscal year 2013, net (1)	102,607	204,790	100,570	175,896	98,631	141,690
Convertible Notes 2.00%, maturing fiscal year 2024, net (2)	198,738	208,086	194,946	192,913	191,269	164,450
Revolving credit facility	—	—	—	—	85,000	85,000
Terminated interest rate swap agreements, net (3)	5	N/A	12	N/A	19	N/A
Capital lease obligations (4)	56,552	N/A	56,410	N/A	58,640	N/A

Total debt	526,354	587,799	521,187	544,570	602,808	555,067
Less current portion:
Notes 7.50%, maturing fiscal year 2010	$(22,859)	$(23,180)	$(22,859)	$(22,973)	$—	$—
Capital lease obligations (4)	(5,879)	N/A	(4,998)	N/A	(4,729)	N/A

Current portion of long-term debt	(28,738)	(23,180)	(27,857)	(22,973)	(4,729)	—
Long-term debt	$497,616	$564,619	$493,330	$521,597	$598,079	$555,067

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $17,393, $19,430, and $21,369 as of July 31, 2010, January 30, 2010, and August 1, 2009, respectively.

(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $31,262, $35,054, and $38,731 as of July 31, 2010, January 30, 2010, and August 1, 2009, respectively.

(3)	The fair value of the terminated interest rate swaps is considered immaterial.

(4)	Disclosure regarding fair value of capital leases is not required.

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices. For variable rate notes that reprice frequently, such as the Company’s revolving credit agreement, fair value approximates carrying value.

REVOLVING CREDIT AGREEMENT

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The facility matures in November 2013. At July 31, 2010, the Company had no direct outstanding borrowings and had letters of credit outstanding of $34,910. The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 3.5% to 4.0%, or at the higher of the prime rate and federal funds rate plus a percentage ranging from 2.5% to 3.0%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). The Company also pays an unused line fee ranging from 0.5% to 1.0% per annum on the average daily unused revolver.

During periods in which availability under the agreement is $87,500 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $87,500, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger. As of July 31, 2010, the Company was not subject to the minimum fixed charge coverage ratio.

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

SENIOR NOTES

At July 31, 2010, the Company had $168,452 of unsecured senior notes outstanding, excluding the convertible notes, comprised of four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.000% to 9.875%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s credit facility and have substantially identical terms except for the maturity dates and interest rates payable to investors. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

During May 2010, the Company repurchased $797 of its 7.0% senior notes that mature in December 2013. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $4 for the three and six months ended July 31, 2010.

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

The following tables provide additional information about the Company’s 7.5% Convertible Notes.

	July 31, 2010	January 30, 2010	August 1, 2009
Carrying amount of the equity component (additional paid-in capital)	$22,006	$22,006	$22,006
Principal amount of the 7.5% Convertible Notes	$120,000	$120,000	$120,000
Unamortized discount of the liability component	$17,393	$19,430	$21,369
Net carrying amount of liability component	$102,607	$100,570	$98,631

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Effective interest rate on liability component	12.9%	13.0%	12.9%	13.0%
Cash interest expense recognized	$2,250	$1,600	$4,500	$1,600
Non-cash interest expense recognized	$1,040	$637	$2,037	$637

The remaining period over which the unamortized discount will be recognized is 3.3 years. As of July 31, 2010, the if-converted value of the notes exceeded its principal amount by $57,914.

The 7.5% Convertible Notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of July 31, 2010 and August 1, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

2.0% Convertible Senior Notes

The Company issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024, and in certain circumstances, the provisions of the 2.0% Convertible Notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. At July 31, 2010, the conversion criteria with respect to the credit rating requirements were met.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. The terms and conditions of the note hedge include: strike price of $11.97; contract is indexed to 19,219 shares of the Company’s common stock; maturity date of the hedge instruments is March 21, 2011. The terms of the written call options include: strike price of $13.81; contract is indexed to 19,219 shares of the Company’s common stock; maturity date of the written call option instruments is June 20, 2011. These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004. The estimated fair value of the convertible note hedge and written call option was $1,124, $521, and $413 at July 31, 2010, January 30, 2010, and August 1, 2009, respectively.

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. This amortization is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. The Company estimated the fair value of the liability component as of the date of issuance of its 2.0% Convertible Notes, assuming a 6.25% non-convertible borrowing rate, to be $158,148. The difference between the fair value and the principal amount of the 2.0% Convertible Notes was $71,852. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. In accordance with the authoritative accounting guidance, the debt discount should be amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the notes have put options in 2014 and 2019, the debt instrument is accreted to par value using the effective interest method from issuance until the first put date in 2014 resulting in an increase in non-cash interest expense in prior and future periods.

The following tables provide additional information about the Company’s 2.0% Convertible Notes.

	July 31, 2010	January 30, 2010	August 1, 2009
Carrying amount of the equity component (additional paid-in capital)	$71,852	$71,852	$71,852
Principal amount of the 2.0% Convertible Notes	$230,000	$230,000	$230,000
Unamortized discount of the liability component	$31,262	$35,054	$38,731
Net carrying amount of liability component	$198,738	$194,946	$191,269

	Three months ended		Six months ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Effective interest rate on liability component	6.2%	6.2%	6.2%	6.2%
Cash interest expense recognized	$1,150	$1,150	$2,300	$2,300
Non-cash interest expense recognized	$1,910	$1,797	$3,792	$3,566

The remaining period over which the unamortized discount will be recognized is 3.6 years. As of July 31, 2010, the if-converted value of the notes did not exceed its principal amount.

The 2.0% Convertible Notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of July 31, 2010 and August 1, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan and supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the pension plan during 2006, freezing benefit accruals for all participants except those who had attained age 55 and completed 10 years of credited service as of January 1, 2007, who were considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense related to the Company’s pension plan and SERP for the three and six months ended July 31, 2010 and August 1, 2009 were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Service cost	$—	$10	$—	$35
Interest cost	1,858	2,071	3,657	4,221
Expected return on plan assets	(1,660)	(1,565)	(3,460)	(3,165)
Net amortization of losses and prior service costs	771	628	1,313	1,353

Net periodic pension expense	$969	$1,144	$1,510	$2,444

The Company expects funding requirements of approximately $1,200 for the remainder of 2010.

NOTE 7 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the six months ended July 31, 2010:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 30, 2010	159,786	$15,979	$1,277,773	$(173,342)	$(48,800)	$1,071,610
Net Loss				(13,449)		(13,449)
Issuance of common stock, net	88	9	527			536
Income tax impact related to employee stock plans			(3,485)			(3,485)
Net activity under stock compensation plans	1,336	134	(134)			—
Restricted shares withheld for taxes	(288)	(29)	(2,207)			(2,236)
Stock-based compensation			8,939			8,939

Balance at July 31, 2010	160,922	$16,093	$1,281,413	$(186,791)	$(48,800)	$1,061,915

There were no repurchases or retirements of common stock during the three and six months ending July 31, 2010. At July 31, 2010, there were 32,709 shares remaining available for repurchase under the Company’s existing share repurchase program.

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

Total pre-tax stock-based compensation expense for the three and six month periods ended July 31, 2010 was approximately $3,936 and $8,939, respectively, and total stock-based compensation expense for the three and six month periods ended August 1, 2009 was $4,221 and $8,393, respectively.

NOTE 9 – CONTINGENCIES

LEGAL CONTINGENCIES

The Company is involved in legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

TAX MATTERS

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on current evaluations of tax filing positions, the Company believes it has adequately accrued for its tax exposures. At July 31, 2010 certain state examinations are ongoing and if the Company were not to prevail, the outcome could have a material impact on operating results.

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

NOTE 10 – CLUB LIBBY LU CLOSURE

In January 2009, the Company discontinued the operations of its CLL specialty store business, which consisted of 98 leased, mall-based stores, as CLL was no longer determined to be a strategic fit for the Company. The Company incurred charges of $44,521 in 2008 associated with the CLL store closings. The charges consisted of $16,993 for asset impairments, $14,045 in lease termination costs (net of a non-cash deferred rent benefit of $3,701), $6,965 in inventory liquidation costs, $5,074 in severance and personnel related costs and $1,444 in other closing costs. Amounts payable relating to the store closings was $702 as of July 31, 2010. There was no payment activity for the three and six months ending July 31, 2010.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes and revolving credit facility (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and six month periods ended July 31, 2010 and August 1, 2009 and as of January 30, 2010 reflect the legal entity compositions at the respective dates. The results of operations of CLL are presented as discontinued operations in the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the prior year period. Additionally, certain reclassifications were made to prior period amounts to conform to the current year presentation.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and these subsidiaries. At July 31, 2010, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JULY 31, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$152,275	$9,167		$161,442
Merchandise inventories		670,933		670,933
Other current assets		96,747		96,747
Deferred income taxes, net		44,215		44,215

Total Current Assets	152,275	821,062	—	973,337
Property and Equipment, net		920,490		920,490
Deferred Income Taxes, net	81,692	142,094		223,786
Other Assets	12,001	16,981		28,982
Investment in and Advances to Subsidiaries	1,295,278	—	$(1,295,278)

Total Assets	$1,541,246	$1,900,627	$(1,295,278)	$2,146,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$116,924		$116,924
Accrued expenses and other current liabilities	$9,529	243,129		252,658
Current portion of long-term debt	22,859	5,879		28,738

Total Current Liabilities	32,388	365,932	—	398,320
Long-Term Debt	446,943	50,673		497,616
Other Long-Term Liabilities		188,744		188,744
Investment by and Advances from Parent		1,295,278	$(1,295,278)
Shareholders’ Equity	1,061,915			1,061,915

Total Liabilities and Shareholders’ Equity	$1,541,246	$1,900,627	$(1,295,278)	$2,146,595

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JULY 31, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$593,145		$593,145
Cost of Sales		371,874		371,874

Gross Margin	—	221,271	—	221,271
Selling, general and administrative expenses	$556	170,019		170,575
Other operating expenses	—	73,219		73,219
Store pre-opening costs		298		298
Impairments and dispositions		21,560		21,560

Operating Loss	(556)	(43,825)	—	(44,381)
Other income (expense)
Equity in earnings of subsidiaries	(23,744)		$23,744
Interest expense	(12,642)	(1,649)		(14,291)
Loss on extinguishment of debt	(4)			(4)
Other expense	(720)			(720)

Loss before benefit for income taxes	(37,666)	(45,474)	23,744	(59,396)
Benefit for income taxes	(5,432)	(21,730)		(27,162)

Net Loss	$(32,234)	$(23,744)	$23,744	$(32,234)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JULY 31, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,260,583		$1,260,583
Cost of Sales		751,581		751,581

Gross Margin	—	509,002	—	509,002
Selling, general and administrative expenses	$976	333,094		334,070
Other operating expenses	1	150,183		150,184
Store pre-opening costs		300		300
Impairments and dispositions		23,375		23,375

Operating Income (Loss)	(977)	2,050	—	1,073
Other income (expense)
Equity in earnings of subsidiaries	2,822		$(2,822)
Interest expense	(25,167)	(3,263)		(28,430)
Loss on extinguishment of debt	(4)			(4)
Other income, net	(530)			(530)

Loss from continuing operations before benefit for income taxes	(23,856)	(1,213)	(2,822)	(27,891)
Benefit for income taxes	(10,407)	(4,035)		(14,442)

Net Income (Loss)	$(13,449)	$2,822	$(2,822)	$(13,449)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Income (Loss)	$(13,449)	$2,822	$(2,822)	$(13,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(2,822)		2,822	—
Depreciation and amortization		58,542		58,542
Impairments and dispositions		1,524		1,524
Loss on extinguishment of debt	4			4
Equity compensation		8,939		8,939
Amortization of discount on convertible notes	5,829			5,829
Deferred income taxes	1,080	(12,153)		(11,073)
Gain on sale of property		(245)		(245)
Changes in operating assets and liabilities, net	4,464	(16,067)		(11,603)

Net Cash Provided By (Used In) Operating Activities	(4,894)	43,362	—	38,468
INVESTING ACTIVITIES
Purchases of property and equipment		(21,614)		(21,614)
Proceeds from the sale of property and equipment		295		295

Net Cash Used In Investing Activities	—	(21,319)	—	(21,319)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	20,356	(20,356)		—
Payments on long-term debt and capital lease obligations		(3,474)		(3,474)
Cash dividends paid	(70)			(70)
Net proceeds from issuance of common stock	536			536

Net Cash Provided By (Used In) Financing Activities	20,822	(23,830)	—	(3,008)
Increase (Decrease) in Cash and Cash Equivalents	15,928	(1,787)		14,141
Cash and Cash Equivalents at beginning of period	136,347	10,954		147,301

Cash and Cash Equivalents at end of period	$152,275	$9,167	$—	$161,442

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT AUGUST 1, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$4,640	$7,826		$12,466
Merchandise inventories		670,263		670,263
Other current assets		96,235		96,235
Deferred income taxes, net		25,968		25,968

Total Current Assets	4,640	800,292	—	804,932
Property and Equipment, net		1,027,932		1,027,932
Deferred Income Taxes, net	62,276	162,802		225,078
Other Assets	6,692	17,417		24,109
Investment in and Advances to Subsidiaries	1,438,470		$(1,438,470)

Total Assets	$1,512,078	$2,008,443	$(1,438,470)	$2,082,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$99,530		$99,530
Accrued expenses and other current liabilities	$9,032	208,599		217,631
Current portion of long-term debt		4,729		4,729

Total Current Liabilities	9,032	312,858	—	321,890
Long-Term Debt	544,168	53,911		598,079
Other Long-Term Liabilities		203,204		203,204
Investment by and Advances from Parent		1,438,470	$(1,438,470)
Shareholders’ Equity	958,878			958,878

Total Liabilities and Shareholders’ Equity	$1,512,078	$2,008,443	$(1,438,470)	$2,082,051

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED AUGUST 1, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$564,519		$564,519
Cost of Sales		393,520		393,520

Gross Margin	—	170,999	—	170,999
Selling, general and administrative expenses	$278	157,486		157,764
Other operating expenses	1	80,100		80,101
Store pre-opening costs		739		739
Impairments and dispositions		83		83

Operating Loss	(279)	(67,409)	—	(67,688)
Other income (expense)
Equity in earnings of subsidiaries	(48,837)		$48,837
Interest expense	(10,622)	(1,723)		(12,345)
Gain on extinguishment of debt	783			783
Other income, net	853			853

Loss from continuing operations before benefit for income taxes	(58,102)	(69,132)	48,837	(78,397)
Benefit for income taxes	(3,613)	(20,295)		(23,908)

Loss from continuing operations	$(54,489)	$(48,837)	$48,837	$(54,489)
				`
Discontinued Operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(23)		23
Loss from discontinued operations before benefit for income taxes		(35)		(35)
Benefit for income taxes		(12)		(12)

Loss from discontinued operations	(23)	(23)	23	(23)
Net Loss	$(54,512)	$(48,860)	$48,860	$(54,512)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED AUGUST 1, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,188,784		$1,188,784
Cost of Sales		776,378		776,378

Gross Margin	—	412,406	—	412,406
Selling, general and administrative expenses	$471	315,726		316,197
Other operating expenses	2	160,069		160,071
Store pre-opening costs		1,366		1,366
Impairments and dispositions		269		269

Operating Loss	(473)	(65,024)	—	(65,497)
Other income (expense)
Equity in earnings of subsidiaries	(48,345)		$48,345	—
Interest expense	(19,333)	(3,447)		(22,780)
Gain on extinguishment of debt	783			783
Other income, net	950			950

Loss from continuing operations before benefit for income taxes	(66,418)	(68,471)	48,345	(86,544)
Benefit for income taxes	(7,048)	(20,126)		(27,174)

Loss from continuing operations	$(59,370)	$(48,345)	$48,345	$(59,370)
Discontinued Operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(259)		259
Loss from discontinued operations before benefit for income taxes		(398)		(398)
Benefit for income taxes		(139)		(139)

Loss from discontinued operations	(259)	(259)	259	(259)
Net Loss	$(59,629)	$(48,604)	$48,604	$(59,629)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 1, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Loss	$(59,629)	$(48,604)	$48,604	$(59,629)
Loss from discontinued operations	(259)	(259)	259	(259)

Loss from continuing operations	(59,370)	(48,345)	48,345	(59,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	48,345		(48,345)	—
Depreciation and amortization		69,254		69,254
Impairments and dispositions		269		269
Gain on extinguishment of debt	(783)			(783)
Equity compensation		8,393		8,393
Amortization of discount on convertible senior notes	4,203			4,203
Deferred income taxes	970	(29,690)		(28,720)
Gain on sale of property	—	(628)		(628)
Changes in operating assets and liabilities, net	1,476	48,528		50,004

Net Cash Provided By (Used In) Operating Activities - Continuing Operations	(5,159)	47,781	—	42,622
Net Cash Used In Operating Activities - Discontinued Operations		(13,579)		(13,579)

Net Cash Provided By (Used In) Operating Activities	(5,159)	34,202	—	29,043
INVESTING ACTIVITIES
Purchases of property and equipment		(45,932)		(45,932)
Proceeds from the sale of property and equipment		635		635

Net Cash Used In Investing Activities - Continuing Operations	—	(45,297)	—	(45,297)
Net Cash Used In Investing Activities - Discontinued Operations				—

Net Cash Used In Investing Activities	—	(45,297)	—	(45,297)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(11,327)	11,327		—
Proceeds from issuance of convertible senior notes	120,000			120,000
Payment of deferred financing costs	(4,686)			(4,686)
Payments on revolving credit facility	(71,675)			(71,675)
Payments on long-term debt and capital lease obligations	(22,208)	(2,443)		(24,651)
Cash dividends paid	(541)			(541)

Net Cash Provided By Financing Activities - Continuing Operations	9,563	8,884	—	18,447
Net Cash Provided By Financing Activities - Discontinued Operations		—		—

Net Cash Provided By Financing Activities	9,563	8,884	—	18,447
Increase (Decrease) in Cash and Cash Equivalents	4,404	(2,211)		2,193
Cash and Cash Equivalents at beginning of period	236	10,037		10,273

Cash and Cash Equivalents at end of period	$4,640	$7,826	$—	$12,466

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 30, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$136,347	$10,954		$147,301
Merchandise inventories		649,196		649,196
Other current assets		93,479		93,479
Deferred income taxes, net		35,974		35,974

Total Current Assets	136,347	789,603	—	925,950
Property and Equipment, net		956,082		956,082
Deferred Income Taxes, net	71,274	150,080		221,354
Other Assets	13,887	18,428		32,315
Investment in and Advances to Subsidiaries	1,324,256		$(1,324,256)

Total Assets	$1,545,764	$1,914,193	$(1,324,256)	$2,135,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$101,739		$101,739
Accrued expenses and other current liabilities	$9,377	240,808		250,185
Current portion of long-term debt	22,859	4,998		27,857

Total Current Liabilities	32,236	347,545	—	379,781
Long-Term Debt	441,918	51,412		493,330
Other Long-Term Liabilities		190,980		190,980
Investment by and Advances from Parent		1,324,256	$(1,324,256)
Shareholders’ Equity	1,071,610			1,071,610

Total Liabilities and Shareholders’ Equity	$1,545,764	$1,914,193	$(1,324,256)	$2,135,701

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations. Previously, the Company also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury fashion apparel, shoes, and accessories, targeting the value-conscious customer. As of July 31, 2010, Saks operated 50 SFA stores with 5.7 million square feet and 55 OFF 5TH stores with 1.6 million square feet.

FINANCIAL PERFORMANCE SUMMARY

For the second quarter ended July 31, 2010, the Company recorded a net loss of $32.2 million, or $.21 per share. Those results included after-tax charges totaling $11.7 million, or $.08 per share, consisting of lease termination and severance charges of $11.6 million related to the planned closures of the Plano, Texas and Mission Viejo, California SFA stores as well as $.1 million of other costs primarily associated with Portland, Oregon; San Diego, California; and Charleston, South Carolina SFA stores closed in July 2010.

For the second quarter ended August 1, 2009, the Company posted a net loss of $54.5 million, or $.39 per share.

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

	Three Months Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.7%	69.7%	59.6%	65.3%

Gross margin	37.3%	30.3%	40.4%	34.7%
Selling, general & administrative expenses	28.8%	27.9%	26.5%	26.6%
Other operating expenses	12.3%	14.2%	11.9%	13.5%
Store pre-opening costs	0.1%	0.1%	0.0%	0.1%
Impairments and dispositions	3.6%	0.0%	1.9%	0.0%

Operating income (loss)	-7.5%	-12.0%	0.1%	-5.5%
Interest expense	-2.4%	-2.2%	-2.3%	-1.9%
Gain (loss) on extinguishment of debt	0.0%	0.1%	0.0%	0.1%
Other income (expense)	-0.1%	0.2%	0.0%	0.1%

Loss from continuing operations before income taxes	-10.0%	-13.9%	-2.2%	-7.3%
Benefit for income taxes	-4.6%	-4.2%	-1.1%	-2.3%

Loss from continuing operations	-5.4%	-9.7%	-1.1%	-5.0%
Discontinued Operations:
Loss from discontinued operations	0.0%	0.0%	0.0%	0.0%
Benefit for income taxes	0.0%	0.0%	0.0%	0.0%

Loss from discontinued operations	0.0%	0.0%	0.0%	0.0%

Net Loss	-5.4%	-9.7%	-1.1%	-5.0%

THREE MONTHS ENDED JULY 31, 2010 COMPARED TO THREE MONTHS ENDED AUGUST 1, 2009

DISCUSSION OF OPERATING LOSS – CONTINUING OPERATIONS

The following table shows the changes in operating loss from continuing operations for the three-month period ended August 1, 2009 compared to the three-month period ended July 31, 2010:

(In Millions)	Total Company
For the three months ended August 1, 2009	$(67.7)
Store sales and margin	50.3
Operating expenses	(5.5)
Impairments and dispositions	(21.5)

Increase	23.3

For the three months ended July 31, 2010	$(44.4)

For the three month period ended July 31, 2010, operating loss was $44.4 million compared to operating loss of $67.7 million for the same period last year. The $23.3 million improvement in operating loss for the quarter was driven by a 4.6% increase in comparable store sales as well as a 700 basis point increase in the year-over-year gross margin rate resulting from improved inventory management, increased full-price selling, and a reduced level of promotional activity. This was partially offset by an increase in impairments and dispositions of $21.5 million related to SFA store closing costs for the three months ended July 31, 2010.

NET SALES

For the three months ended July 31, 2010, total net sales increased 5.1% to $593.1 million from $564.5 million for the three months ended August 1, 2009. Comparable store sales increased $25.2 million, or 4.6%, from $542.0 million for the three months ended August 1, 2009 to $567.2 million for the three months ended July 31, 2010.

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

GROSS MARGIN

For the three months ended July 31, 2010, gross margin was $221.3 million, or 37.3% of net sales, compared to $171.0 million, or 30.3% of net sales, for the three months ended August 1, 2009. The Company’s gross margin rate increased 700 basis points in the quarter primarily as a result of improved inventory management, increased full-price selling, and a reduced level of promotional activity during the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended July 31, 2010, SG&A was $170.6 million, or 28.8% of net sales, compared to $157.8 million, or 27.9% of net sales, for the three months ended August 1, 2009. The year-over-year increase was primarily the result of higher variable costs supporting the 5.1% sales increase, increased medical and workers compensation costs and a reduction in proprietary credit card income related to the previously announced contract changes with HSBC.

OTHER OPERATING EXPENSES

For the three months ended July 31, 2010, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $73.5 million, or 12.4% of net sales, compared to $80.8 million, or 14.3% of net sales, for the three months ended August 1, 2009. As a percent of sales, other operating expenses improved by 190 basis points year-over year. The decrease in other operating expenses of $7.3 million was principally driven by lower depreciation expense of $6.2 million as a result of reduced capital expenditures over the past twelve months and asset impairment charges recorded during the fourth quarter ended January 30, 2010.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended July 31, 2010, impairments and dispositions were $21.6 million compared to $0.1 million for the three months ended August 1, 2009. The year-over-year increase is attributable to the Company’s recent store closing activities. The Company closed the Portland, Oregon; San Diego, California; and Charleston, South Carolina SFA stores in July 2010. In addition, the Company entered agreements to close the Plano, Texas and Mission Viejo, California SFA stores in the third quarter ending October 30, 2010. For the three months ended July 31, 2010, the Company incurred store closing costs of $21.6 million consisting of lease termination and severance charges of $21.3 million related to the two planned third quarter store closures as well as $.3 million of other costs primarily associated with the three stores closed in July. The prior year charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the three months ended July 31, 2010, interest expense was $14.3 million, or 2.4% of net sales, compared to $12.3 million, or 2.2% of net sales, for the three months ended August 1, 2009. The increase in interest expense was primarily due to the issuance of $120.0 million of convertible notes in May 2009 and the amortization of financing costs associated with these notes and the revolving credit facility. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $3.0 million and $2.4 million for the three months ended July 31, 2010 and August 1, 2009, respectively.

INCOME TAXES

The effective income tax rate from continuing operations for the three-month periods ended July 31, 2010 and August 1, 2009 was 45.7% and 30.5%, respectively. The increase in the effective rate for the three-month period ended July 31, 2010 was primarily due to an increase in the state tax rate as well as a decrease in the state tax valuation allowance, associated with certain state net operating loss carryforwards, increasing the expected tax benefit of pre-tax losses.

The Company’s Consolidated Balance Sheet as of July 31, 2010 includes a gross deferred tax asset of $155.7 million related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $41.8 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $41.8 million has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While the Company has incurred a cumulative loss in recent years, after evaluating all available evidence including past operating results, the macroeconomic factors contributing to the 2008 and 2009 fiscal year losses, the length of the carryforward periods available and its forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not the net deferred tax asset, net of the $41.8 million valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for an additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on its results of operations in the period in which it is recorded.

SIX MONTHS ENDED JULY 31, 2010 COMPARED TO SIX MONTHS ENDED AUGUST 1, 2009

DISCUSSION OF OPERATING INCOME (LOSS)—CONTINUING OPERATIONS

The following table shows the changes in operating income (loss) from continuing operations for the six-month period ended August 1, 2009 compared to the six-month period ended July 31, 2010:

(In Millions)	Total Company
For the six months ended August 1, 2009	$(65.5)
Store sales and margin	96.6
Operating expenses	(6.9)
Impairments and dispositions	(23.1)

Increase	66.6

For the six months ended July 31, 2010	$1.1

For the six month period ended July 31, 2010, operating income was $1.1 million compared to operating loss of $65.5 million for the same period last year. The $66.6 million improvement in operating income for the quarter was driven by a 5.4% increase in comparable store sales as well as a 570 basis point increase in the year-over-year gross margin rate resulting from improved inventory management, increased full-price selling, and a reduced level of promotional activity. This was partially offset by an increase in impairments and dispositions of $23.1 million related to store closing costs for the six months ended July 31, 2010.

NET SALES

For the six months ended July 31, 2010, total net sales increased 6.0% to $1,260.6 million from $1,188.8 million for the six months ended August 1, 2009. Comparable store sales increased $62.5 million, or 5.4%, from $1,153.3 million for the six months ended August 1, 2009 to $1,215.8 million for the six months ended July 31, 2010.

GROSS MARGIN

For the six months ended July 31, 2010, gross margin was $509.0 million, or 40.4% of net sales, compared to $412.4 million, or 34.7% of net sales, for the six months ended August 1, 2009. The Company’s gross margin rate increased 570 basis points in the quarter primarily as a result of improved inventory management, increased full-price selling, and a reduced level of promotional activity during the six months ended July 31, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended July 31, 2010, SG&A was $334.1 million, or 26.5% of net sales, compared to $316.2 million, or 26.6% of net sales, for the six months ended August 1, 2009. The year-over-year increase was primarily the result of higher variable costs supporting the 6.0% sales increase, increased medical costs and a reduction in proprietary credit card income related to the previously announced contract changes with HSBC.

OTHER OPERATING EXPENSES

For the six months ended July 31, 2010, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $150.5 million, or 11.9% of net sales, compared to $161.4 million, or 13.6% of net sales, for the six months ended August 1, 2009. The decrease in other operating expenses of $10.9 million was principally driven by lower depreciation expense of $10.7 million as a result of reduced capital expenditures over the past twelve months and asset impairment charges recorded during the fourth quarter ended January 30, 2010.

IMPAIRMENTS AND DISPOSITIONS

For the six months ended July 31, 2010, impairments and dispositions were $23.4 million, compared to $0.3 million for the six months ended August 1, 2009. The year-over-year increase is attributable to the Company’s recent store closing activities. The Company closed the Portland, Oregon; San Diego, California; and Charleston, South Carolina SFA stores in July 2010. In addition, the Company entered agreements to close the Plano, Texas and Mission Viejo, California SFA stores in the third quarter ending October 30, 2010. For the six months ended July 31, 2010, the Company incurred charges of $23.4 million including the aforementioned lease termination and severance charges of $21.3 million related to the two planned third quarter closures and $2.1 million of similar costs primarily associated with the three store locations closed in July. The prior year charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the six months ended July 31, 2010, interest expense was $28.4 million, or 2.3% of net sales, compared to $22.8 million, or 1.9% of net sales, for the six months ended August 1, 2009. The increase in interest expense was primarily due to the issuance of $120.0 million of convertible notes in May 2009 and the amortization of financing costs associated with these notes and the revolving credit facility. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $5.8 million and $4.2 million for the six months ended July 31, 2010 and August 1, 2009, respectively.

INCOME TAXES

The effective income tax rate from continuing operations for the six-month periods ended July 31, 2010 and August 1, 2009 was 51.8% and 31.4%, respectively. The increase in the effective rate for the six-month period ended July 31, 2010 was primarily due to an increase in the state tax rate as well as a decrease in the state tax valuation allowance, associated with certain state net operating loss carryforwards, increasing the expected tax benefit of pre-tax losses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash provided by operating activities from continuing operations was $38.5 million for the six months ended July 31, 2010 and $42.6 million for the six months ended August 1, 2009. Cash provided by (used in) operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $4.1 million year-over-year decrease relates to changes in working capital, primarily the decrease in inventory levels during the six months ended August 1, 2009 resulting from the Company’s effort to more closely align inventory with consumption trends. This decrease is partially offset by a loss from continuing operations of $13.4 million during the six months ended July 31, 2010 compared to a loss from continuing operations of $59.4 million during the six months ended August 1, 2009.

Cash used in investing activities for continuing operations was $21.3 million for the six months ended July 31, 2010 and $45.3 million for the six months ended August 1, 2009. Cash used in investing activities principally consists of construction of new stores, renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $24.0 million decrease in cash used in investing activities for continuing operations is primarily due to a decrease in capital expenditures in the current year.

Cash provided by (used in) financing activities from continuing operations was ($3.0) million for the six months ended July 31, 2010 and $18.4 million for the six months ended August 1, 2009. The current year cash used in financing activities was attributable to payments on capital lease obligations and long-term debt of $3.5 million partially off-set by $0.5 million in proceeds from the issuance of common stock from the exercise of stock options. The prior year cash provided by financing activities was driven by $115.3 million of proceeds, net of deferred financing costs, from the issuance of the 7.5% convertible notes partially off-set by the repayment of borrowings under the revolving credit facility of $71.7 million, the repurchase of $23.0 million of 7.5% senior notes due in December 2010, and payment on capital lease obligations of $2.4 million.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. At July 31, 2010, the Company had no direct borrowings under its revolving credit facility, and had $34.9 million in unfunded letters of credit. At July 31, 2010 and August 1, 2009, the Company maintained cash and cash equivalent balances of $161.4 million and $12.5 million, respectively. Included in cash equivalents at July 31, 2010 was a $20.0 million compensating balance related to the Company’s purchasing card program to ensure future credit availability under that program. Exclusive of approximately $9.2 million and $7.8 million of store operating cash at July 31, 2010 and August 1, 2009, respectively, cash was invested principally in money market funds, demand deposits, and time deposits.

The primary needs for cash are to fund operations, acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores, invest in technology and distribution centers and service debt. The Company anticipates that cash on hand, cash generated from operating activities and borrowings under its revolving credit facility will be sufficient to sustain its current level of operations and repay $22.9 million of senior notes that mature in December 2010.

There are numerous general business and economic factors affecting the retail industry. These factors include consumer confidence levels, intense competition, global economic conditions and financial market stability. Significant downturns in one or more of these factors could potentially have a material adverse impact on our ability to generate sufficient cash flows to operate our business. The Company expects to be able to manage its working capital and capital expenditure amounts so as to maintain sufficient levels of liquidity. Depending upon its actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt or other securities or other possible capital market transactions for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At July 31, 2010, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible unsecured notes, and capital and operating leases. On July 31, 2010, total funded debt (including the equity component of the convertible notes) was $575.0 million, representing a decrease of $87.9 million from a balance of $662.9 million at August 1, 2009. This decrease was primarily related to a decrease of $85.0 million in outstanding borrowings on the revolving credit facility as of August 1, 2009, the extinguishment of $.8 million of the 7.0% senior notes in May 2010, and a $2.1 million decrease in capital lease obligations. The debt-to-capitalization ratio decreased to 36.2% from 42.4% in the prior year, as a result of the net decrease in debt in the current year and the issuance of 14.9 million common shares in October 2009.

There were no repurchases or retirements of common stock during the six months ended July 31, 2010 or August 1, 2009. At July 31, 2010, there were 32.7 million shares remaining available for repurchase under the Company’s existing share repurchase program.

Revolving Credit Facility

At July 31, 2010, the Company maintained a $500 million revolving credit facility, which is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The facility matures in November 2013. The Company’s inventory position increases and decreases over time and this change will at times cause the revolver capacity to fall below the stated $500 million facility. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $87.5 million. At July 31, 2010, the Company was not subject to the fixed charge coverage ratio as its availability under the facility exceeded $87.5 million. Based on the inventory and credit card receivable balances as of July 31, 2010, the Company had unutilized availability under the facility of $381.9 million after deducting outstanding letters of credit of $34.9 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At July 31, 2010, the Company had no direct outstanding borrowings under the revolving credit facility.

Senior Notes

At July 31, 2010, the Company had $168.5 million of senior notes outstanding, excluding the convertible notes, comprising four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

7.5% Convertible Notes

The Company had $120 million of convertible notes, at July 31, 2010, that bear cash interest semiannually at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares, cash or a combination thereof at its discretion. In May 2009, the Company received net proceeds from the convertible notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. This amortization is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. Upon issuance of the convertible notes, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $17.4 million is being amortized to interest expense over the remaining 3.3 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense in future periods.

The convertible notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of July 31, 2010 and August 1, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

2.0% Convertible Senior Notes

The Company had $230 million of convertible senior notes at July 31, 2010, that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 11, 2011. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. At July 31, 2010, the conversion criteria with respect to the credit rating requirements were met.

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

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. This amortization is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. The Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. In accordance with the authoritative accounting guidance, the debt discount should be amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the notes have put options in 2014 and 2019, the debt instrument is accreted to par value using the effective interest method from issuance until the first put date in 2014 resulting in an increase in non-cash interest expense in prior and future periods. The current unamortized discount of $31.3 million will be recognized over the remaining 3.6 year period.

The convertible notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of July 31, 2010 and August 1, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

Capital Leases

At July 31 2010, the Company had $56.6 million in capital leases covering various properties and equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

Pension Plan

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects funding requirements of $1.2 million for the remainder of 2010. The Company amended the SFA Pension Plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009.

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

There were no other material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the six months ended July 31, 2010. For additional information regarding the Company’s contractual obligations as of January 30, 2010, see the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

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

FORWARD-LOOKING INFORMATION

The information contained in this Form 10-Q that addresses future results or expectations is considered “forward-looking” information within the definition of the Federal securities laws. Forward-looking information in this document can be identified through the use of words such as “may,” “will,” “intend,” “plan,” “project,” “expect,” “anticipate,” “should,” “would,” “believe,” “estimate,” “contemplate,” “possible,” and “point.” Actual consolidated results may differ materially from those set forth in forward-looking information.

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

The Company’s exposure to market risk primarily arises from changes in interest rates and the U.S. equity and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Such derivative instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly set forth in its risk management policies. The Company is exposed to interest rate risk primarily through its borrowings, and derivative financial instrument activities.

Based on the Company’s market risk sensitive instruments outstanding at July 31, 2010, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 9 – Contingencies – Legal Contingencies,” is incorporated into this Item by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended July 31, 2010 the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company did not repurchase and retire any shares of common stock during the quarter ended July 31. 2010. At July 31, 2010, 32.7 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization.

Item 6.	EXHIBITS

3.1	Composite of Charter of the Company, as amended through June 9, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2010)

3.2	Bylaws of the Company, as amended through June 9, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Saks Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 31, 2010, January 31, 2010, and August 1 2009, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 31, 2010 and August 1 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2010 and August 1, 2009, and (iv) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

Date: September 1, 2010	/s/ Kevin G. Wills
Kevin G. Wills
On behalf of registrant and as Executive
Vice President and Chief Financial Officer
(Principal Financial Officer)