Form 10-Q
period 2010-10-30
SAKS INC
filed 2010-11-30
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: October 30, 2010 or

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

As of November 15, 2010, the number of shares of the Registrant’s Common Stock outstanding was 160,895,730.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	October 30, 2010	January 30, 2010	October 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$109,478	$147,301	$7,122
Merchandise inventories	830,628	649,196	799,110
Other current assets	89,232	93,479	89,846
Deferred income taxes, net	42,246	35,974	30,971

Total current assets	1,071,584	925,950	927,049
Property and Equipment, net	902,191	956,082	1,007,636
Deferred Income Taxes, net	217,542	221,354	219,186
Other Assets	28,656	32,315	24,653

TOTAL ASSETS	$2,219,973	$2,135,701	$2,178,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable	$190,633	$101,739	$163,193
Accrued expenses and other current liabilities	238,957	250,185	228,347
Current portion of long-term debt	170,326	27,857	4,847

Total current liabilities	599,916	379,781	396,387
Long-Term Debt	357,617	493,330	514,606
Other Long-Term Liabilities	160,268	190,980	202,477

Total liabilities	1,117,801	1,064,091	1,113,470
Commitments and Contingencies	—	—	—
Shareholders’ Equity	1,102,172	1,071,610	1,065,054

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,219,973	$2,135,701	$2,178,524

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
NET SALES	$658,831	$631,434	$1,919,414	$1,820,218
Cost of sales	378,176	376,799	1,129,757	1,153,177

Gross margin	280,655	254,635	789,657	667,041
Selling, general and administrative expenses	175,892	162,552	509,962	478,749
Other operating expenses:
Property and equipment rentals	24,645	24,854	75,151	77,818
Depreciation and amortization	29,929	33,117	88,471	102,371
Taxes other than income taxes	18,631	17,784	59,767	55,637
Store pre-opening costs	527	534	827	1,900
Impairments and dispositions	(603)	185	22,772	454

OPERATING INCOME (LOSS)	31,634	15,609	32,707	(49,888)
Interest expense	(14,303)	(12,831)	(42,733)	(35,611)
Gain (loss) on extinguishment of debt	—	—	(4)	783
Other income (expense)	(65)	23	(595)	973

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,266	2,801	(10,625)	(83,743)
Benefit for income taxes	(19,050)	(3,532)	(33,492)	(30,706)

INCOME (LOSS) FROM CONTINUING OPERATIONS	36,316	6,333	22,867	(53,037)
DISCONTINUED OPERATIONS:
Loss from discontinued operations before income taxes	—	(23)	—	(421)
Benefit for income taxes	—	(8)	—	(147)

LOSS FROM DISCONTINUED OPERATIONS	—	(15)	—	(274)

NET INCOME (LOSS)	$36,316	$6,318	$22,867	$(53,311)

Per-Share amounts - Basic
Income (loss) from continuing operations	$0.24	$0.04	$0.15	$(0.37)
Loss from discontinued operations	$—	$—	$—	$—
Net Income (loss) per share	$0.24	$0.04	$0.15	$(0.37)
Per-Share amounts - Diluted
Income (loss) from continuing operations	$0.20	$0.04	$0.14	$(0.37)
Loss from discontinued operations	$—	$—	$—	$—
Net Income (loss) per share	$0.20	$0.04	$0.14	$(0.37)
Weighted average common shares:
Basic	153,991	148,055	153,895	143,182
Diluted	198,898	152,456	157,893	143,182

See notes to condensed consolidated financial statements.

SAKS INCORPORATED and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 30, 2010	October 31, 2009
Operating Activities:
Net Income (Loss)	$22,867	$(53,311)
Loss from discontinued operations	—	(274)

Income (loss) from continuing operations	22,867	(53,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88,471	102,371
Impairments and dispositions	(1,974)	454
Gain (loss) on extinguishment of debt	4	(783)
Equity compensation	12,947	12,697
Amortization of discount on convertible notes	8,831	6,983
Deferred income taxes	(3,989)	(28,111)
Gain on sale of property	(482)	(628)
Change in operating assets and liabilities, net	(124,573)	3,015

Net Cash Provided By Operating Activities - Continuing Operations	2,102	42,961
Net Cash Used In Operating Activities - Discontinued Operations	—	(13,613)

Net Cash Provided By Operating Activities	2,102	29,348
Investing Activities:
Purchases of property and equipment	(36,127)	(61,356)
Proceeds from the sale of property and equipment	548	643

Net Cash Used In Investing Activities - Continuing Operations	(35,579)	(60,713)
Net Cash Used In Investing Activities - Discontinued Operations	—	—

Net Cash Used In Investing Activities	(35,579)	(60,713)
Financing Activities:
Payments on long-term debt and capital lease obligations	(4,863)	(25,783)
Cash dividends paid	(102)	(781)
Net proceeds from the issuance of common stock	619	96,139
Proceeds from issuance of convertible senior notes	—	120,000
Payments on revolving credit facility	—	(156,675)
Payment of deferred financing costs	—	(4,686)

Net Cash Provided By (Used In) Financing Activities - Continuing Operations	(4,346)	28,214
Net Cash Used In Financing Activities - Discontinued Operations	—	—

Net Cash Provided By (Used In) Financing Activities	(4,346)	28,214
Decrease in Cash and Cash Equivalents	(37,823)	(3,151)
Cash and cash equivalents at beginning of period	147,301	10,273
Cash and cash equivalents at end of period	$109,478	$7,122

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended October 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2011 (fiscal year 2010). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales – Net Sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $6,256 and $5,977 for the three months ended October 30, 2010 and October 31, 2009, respectively. Leased department sales were $45,321 and $40,527 for the three months ended October 30, 2010 and October 31, 2009, respectively, and were excluded from Net Sales in the accompanying Condensed Consolidated Statements of Income. Commissions from leased departments were $20,443 and $17,419 for the nine months ended October 30, 2010 and October 31, 2009, respectively. Leased department sales were $148,566 and $127,684 for the nine months ended October 30, 2010 and October 31, 2009, respectively, and were excluded from Net Sales in the accompanying Condensed Consolidated Statements of Income.

Cash and Cash Equivalents – Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $99,360 and $240 at October 30, 2010 and October 31, 2009, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Included in cash equivalents at October 30, 2010 was a $10,000 compensating balance related to the Company’s purchasing card program to ensure future credit availability under that program. Income earned on cash equivalents was $120 and $20 for the three-month periods ended October 30, 2010 and October 31, 2009, respectively, and is reflected in Other Income in the accompanying Condensed Consolidated Statements of Income. For the nine-month periods ended October 30, 2010 and October 31, 2009 income earned on these cash equivalents was $284 and $36, respectively, and is reflected in Other Income in the accompanying Condensed Consolidated Statements of Income.

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

Impairments and Dispositions – The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate. The Company also performs an asset impairment analysis at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the quarter, the Company closed the Plano, Texas; Mission Viejo, California; and Southampton, New York SFA stores. In addition, the Company announced plans to close the Reno, Nevada OFF 5TH store during the fourth quarter ending January 29, 2011. For the three months ended October 30, 2010, the Company recorded a net benefit for the aforementioned store closings of $603, consisting of a $5,154 deferred rent benefit partially offset by asset impairment charges and other store closing costs of $4,551. For the nine months ended October 30, 2010, the Company incurred store closing costs of $22,772, relating to the aforementioned store closures as well as the Portland, Oregon; San Diego, California; and Charleston, South Carolina store closures during the second quarter ended July 31, 2010. The Company incurred charges primarily related to asset dispositions in the normal course of business of $185 and $454 for the three and nine months ended October 31, 2009, respectively. Asset dispositions and store closing costs are included in Impairments and Dispositions in the accompanying Condensed Consolidated Statements of Income.

Segment Reporting – SFA, OFF 5TH, and SFA’s e-commerce operations have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting guidance.

Fair Value of Financial Instruments – The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses at October 30, 2010, January 30, 2010, and October 31, 2009 approximates their fair values due to the short-term nature of these financial instruments. Refer to Note 5 for fair value disclosures related to the Company’s long-term debt.

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

NOTE 3 – INCOME TAXES

The effective income tax rate from continuing operations for the three and nine-month periods ended October 30, 2010 was (110.3%) and 315.2%, respectively, as compared to (126.1%) and 36.7% for the three and nine-month periods ended October 31, 2009. The effective tax rate for the three-month period ended October 30, 2010 was primarily due to the reversal of a reserve for an uncertain tax position, as well as a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards, partially offset by an increase in the state tax rate. The effective tax rate for the three-month period ended October 31, 2009 was primarily due to the reversal of a reserve for an uncertain tax position. The increase in the effective rate for the nine-month period ended October 30, 2010 was primarily due to the reversal of a reserve for an uncertain tax position, an increase in the state tax rate as well as a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards, increasing the expected tax benefit of pre-tax losses.

Components of the Company’s income tax benefit from continuing operations for the three and nine-month periods ended October 30, 2010 and October 31, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Expected federal income taxes at 35%	$6,043	$980	$(3,719)	$(29,310)
State income taxes, net of federal benefit	2,246	(37)	(1,259)	(3,197)
State NOL valuation allowance adjustment	(613)	—	(1,573)	5,936
Effect of settling tax exams and other tax reserve adjustments	(26,623)	(4,378)	(27,247)	(4,572)
Other items, net	(103)	(97)	306	437

Benefit for income taxes from continuing operations	$(19,050)	$(3,532)	$(33,492)	$(30,706)

During the three months ended October 30, 2010, the Company reversed $26,623 of its reserve for uncertain tax positions due to the expiration of statute of limitations.

The Company files a consolidated U.S. Federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through February 3, 2007. With respect to state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and currently has examinations in progress for several jurisdictions.

The Company’s Condensed Consolidated Balance Sheet as of October 30, 2010 includes a gross deferred tax asset of $149,300 related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $41,237 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $41,237 has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While the Company has incurred a cumulative loss in recent years, after evaluating all available evidence including its past operating results, the macroeconomic factors contributing to the 2009 and 2008 fiscal year losses, the length of the carryforward periods available and its forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not that the net deferred tax asset, net of the $41,237 valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for an additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on its results of operations in the period in which it is recorded.

NOTE 4 – EARNINGS PER COMMON SHARE

Calculations of earnings per common share (“EPS”) for the three and nine-month periods ended October 30, 2010 and October 31, 2009, respectively, are as follows:

	For the Three Months Ended October 30, 2010			For the Three Months Ended October 31, 2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$36,316	153,991	$0.24	$6,318	148,055	$0.04
Effect of dilutive potential common shares	3,905	44,907	(0.04)	—	4,401	—

Diluted EPS	$40,221	198,898	$0.20	$6,318	152,456	$0.04

	For the Nine Months Ended October 30, 2010			For the Nine Months Ended October 31, 2009
				Revised
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$22,867	153,895	$0.15	$(53,311)	143,182	$(0.37)
Effect of dilutive potential common shares	—	3,998	(0.01)	—	—	—

Diluted EPS	$22,867	157,893	$0.14	$(53,311)	143,182	$(0.37)

For the three months ended October 30, 2010, diluted EPS includes the effect of 40,889 shares that could be issued upon the conversion of the 7.5% and 2.0% convertible notes and the related interest expense, net of tax, of $3,905 as the effect is dilutive. As of October 30, 2010, the Company had 1,348 stock options that were excluded from the computation of diluted EPS because the exercise prices of the options exceeded the average market price of the Company’s common stock for the period. These options represent the number of awards outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

For the nine months ended October 30, 2010, the Company had 40,889 potentially exercisable shares under the Company’s convertible notes that were not included in the computation of diluted EPS because inclusion of the potential common shares would have been anti-dilutive.

For the three months ended October 31, 2009, the Company had 40,889 potentially exercisable shares under the Company’s convertible notes that were not included in the computation of diluted EPS because inclusion of the potential common shares would have been anti-dilutive. Additionally, the Company had 1,598 options that were excluded from the computation of diluted EPS for the three months ended October 31, 2009, because the exercise prices of the options exceeded the average market price of the Company’s common stock for the period. These options represent the number of shares outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

For the nine months ended October 31, 2009, the Company had 2,329 options and 6,129 unvested restricted stock and performance share awards outstanding that were excluded from the computation of diluted EPS because the potential common shares would have been anti-dilutive as the Company generated a net loss for the nine-month period. These options and unvested restricted stock and performance share awards represent the number of shares outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS. There were also 40,889 potentially exercisable shares under the Company’s convertible notes that were not included in the computation of diluted EPS for the nine months ended October 31, 2009 because inclusion of the potential common shares would have been anti-dilutive as the Company generated a net loss for the period.

NOTE 5 – DEBT

A summary of long-term debt and capital lease obligations is as follows:

	October 30, 2010		January 30, 2010		October 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes 7.50%, maturing fiscal year 2010	$22,859	$22,825	$22,859	$22,973	$22,859	$22,173
Notes 9.875%, maturing fiscal year 2011	141,557	149,873	141,557	148,547	141,557	142,973
Notes 7.00%, maturing fiscal year 2013	2,125	2,274	2,922	2,674	2,922	2,571
Notes 7.375%, maturing fiscal year 2019	1,911	1,968	1,911	1,567	1,911	1,395
Convertible Notes 7.50%, maturing fiscal year 2013, net (1)	103,669	261,955	100,570	175,896	99,587	156,744
Convertible Notes 2.00%, maturing fiscal year 2024, net (2)	200,678	240,704	194,946	192,913	193,093	183,713
Revolving credit facility	—	—	—	—	—	—
Terminated interest rate swap agreements, net (3)	2	N/A	12	N/A	16	N/A
Capital lease obligations (4)	55,142	N/A	56,410	N/A	57,508	N/A

Total debt	527,943	679,599	521,187	544,570	519,453	509,569
Less current portion:
Notes 7.50%, maturing fiscal year 2010	$(22,859)	$(22,825)	$(22,859)	$(22,973)	$—	$—
Notes 9.875%, maturing fiscal year 2011	$(141,557)	$(149,873)	$—	$—	$—	$—
Capital lease obligations (4)	(5,910)	N/A	(4,998)	N/A	(4,847)	N/A

Current portion of long-term debt	(170,326)	(172,698)	(27,857)	(22,973)	(4,847)	—
Long-term debt	$357,617	$506,901	$493,330	$521,597	$514,606	$509,569

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $16,331, $19,430, and $20,413 as of October 30, 2010, January 30, 2010, and October 31, 2009, respectively.

(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $29,322, $35,054, and $36,907 as of October 30, 2010, January 30, 2010, and October 31, 2009, respectively.

(3)	The fair value of the terminated interest rate swaps is considered immaterial.

(4)	Disclosure regarding fair value of capital leases is not required.

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices. For variable rate notes that reprice frequently, such as the Company’s revolving credit agreement, fair value approximates carrying value.

REVOLVING CREDIT AGREEMENT

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The facility matures in November 2013. At October 30, 2010, the Company had no direct outstanding borrowings and had letters of credit outstanding of $31,107. The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 3.5% to 4.0%, or at the higher of the prime rate and federal funds rate plus a percentage ranging from 2.5% to 3.0%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). The Company also pays an unused line fee ranging from 0.5% to 1.0% per annum on the average daily unused revolver.

During periods in which availability under the agreement is $87,500 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $87,500, the Company will be subject to a minimum fixed charge coverage ratio of 1 to 1. There is no debt rating trigger. As of October 30, 2010, the Company was not subject to the minimum fixed charge coverage ratio.

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

SENIOR NOTES

At October 30, 2010, the Company had $168,452 of unsecured senior notes outstanding, excluding the convertible notes, comprised of four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.000% to 9.875%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s credit facility and have substantially identical terms except for the maturity dates and interest rates payable to investors. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

During May 2010, the Company repurchased $797 of its 7.0% senior notes that mature in December 2013. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $4 for the nine months ended October 30, 2010.

During June and July 2009, the Company repurchased $23,013 of its 7.5% senior notes that mature in December 2010. The repurchase of these notes resulted in a gain on extinguishment of debt of approximately $783 for the nine months ended October 30, 2009.

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

The following tables provide additional information about the Company’s 7.5% Convertible Notes.

	October 30, 2010	January 30, 2010	October 31, 2009
Carrying amount of the equity component (additional paid-in capital)	$22,006	$22,006	$22,006
Principal amount of the 7.5% Convertible Notes	$120,000	$120,000	$120,000
Unamortized discount of the liability component	$16,331	$19,430	$20,413
Net carrying amount of liability component	$103,669	$100,570	$99,587

	Three months ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Effective interest rate on liability component	12.8%	12.9%	12.9%	12.9%
Cash interest expense recognized	$2,250	$2,250	$6,750	$3,850
Non-cash interest expense recognized	$1,062	$956	$3,099	$1,593

The remaining period over which the unamortized discount will be recognized is 3.1 years. As of October 30, 2010, the if-converted value of the notes exceeded its principal amount by $121,404.

The 7.5% Convertible Notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of October 30, 2010 and October 31, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

2.0% Convertible Senior Notes

The Company issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024, and in certain circumstances, the provisions of the 2.0% Convertible Notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. At October 30, 2010, the conversion criteria with respect to the credit rating requirements were met.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. The terms and conditions of the note hedge include: strike price of $11.97; contract is indexed to 19,219 shares of the Company’s common stock; maturity date of the hedge instruments is March 21, 2011. The terms of the written call options include: strike price of $13.81; contract is indexed to 19,219 shares of the Company’s common stock; maturity date of the written call option instruments is June 20, 2011. These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004. The estimated fair value of the convertible note hedge and written call option was $7,593, $521, and $60 at October 30, 2010, January 30, 2010, and October 31, 2009, respectively.

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

The following tables provide additional information about the Company’s 2.0% Convertible Notes.

	October 30, 2010	January 30, 2010	October 31, 2009
Carrying amount of the equity component (additional paid-in capital)	$71,852	$71,852	$71,852
Principal amount of the 2.0% Convertible Notes	$230,000	$230,000	$230,000
Unamortized discount of the liability component	$29,322	$35,054	$36,907
Net carrying amount of liability component	$200,678	$194,946	$193,093

	Three months ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Effective interest rate on liability component	6.2%	6.2%	6.2%	6.2%
Cash interest expense recognized	$1,150	$1,150	$3,450	$3,450
Non-cash interest expense recognized	$1,940	$1,825	$5,732	$5,390

The remaining period over which the unamortized discount will be recognized is 3.4 years. As of October 30, 2010, the if-converted value of the notes did not exceed its principal amount.

The 2.0% Convertible Notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of October 30, 2010 and October 31, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors a defined benefit cash balance pension plan and supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the pension plan during 2006, freezing benefit accruals for all participants except those who had attained age 55 and completed 10 years of credited service as of January 1, 2007, who were considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense related to the Company’s pension plan and SERP for the three and nine months ended October 30, 2010 and October 31, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Service cost	$—	$17	$—	$52
Interest cost	1,829	2,111	5,487	6,332
Expected return on plan assets	(1,730)	(1,583)	(5,190)	(4,748)
Net amortization of losses and prior service costs	656	677	1,968	2,030

Net periodic pension expense	$755	$1,222	$2,265	$3,666

The Company made a voluntary contribution to the pension plan during November 2010 (See Note 11). There are no funding requirements for the remainder of fiscal 2010.

NOTE 7 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the nine months ended October 30, 2010:

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 30, 2010	159,786	$15,979	$1,277,773	$(173,342)	$(48,800)	$1,071,610
Net income				22,867		22,867
Issuance of common stock, net	100	10	609			619
Income tax impact related to employee stock plans			(3,586)			(3,586)
Net activity under stock compensation plans	1,304	130	(130)			—
Restricted shares withheld for taxes	(294)	(29)	(2,256)			(2,285)
Stock-based compensation			12,947			12,947

Balance at October 30, 2010	160,896	$16,090	$1,285,357	$(150,475)	$(48,800)	$1,102,172

There were no repurchases or retirements of common stock during the three and nine months ending October 30, 2010. At October 30, 2010, there were 32,709 shares remaining available for repurchase under the Company’s existing share repurchase program.

On July 30, 2009, the Company filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”) permitting the Company to issue securities, in one or more offerings, with a maximum aggregate offering price of $400,000. The shelf registration statement covers a variety of securities including common stock, preferred stock, warrants, and debt securities.

Under the universal shelf registration statement, the Company completed a public offering of approximately 14,925 shares of its common stock on October 6, 2009, at an offering price of $6.70 per share for $95,505 in proceeds, net of issuance costs. The net proceeds were used to reduce borrowings under the Company’s revolving credit facility and for general corporate purposes.

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

Total pre-tax stock-based compensation expense for the three and nine-month periods ended October 30, 2010 was approximately $4,008 and $12,947, respectively, and total stock-based compensation expense for the three and nine-month periods ended October 31, 2009 was $4,190 and $12,697, respectively.

NOTE 9 – CONTINGENCIES

LEGAL CONTINGENCIES

The Company is involved in legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

TAX MATTERS

The Company is routinely under audit by federal, state or local authorities in the areas of income taxes and the remittance of sales and use taxes. These audits include questioning the timing and amount of deductions and the allocation of income among various tax jurisdictions. Based on current evaluations of tax filing positions, the Company believes it has adequately accrued for its tax exposures. At October 30, 2010 certain state examinations are ongoing and if the Company were not to prevail, the outcome could have a material impact on operating results.

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

NOTE 10 – CLUB LIBBY LU CLOSURE

In January 2009, the Company discontinued the operations of its CLL specialty store business, which consisted of 98 leased, mall-based stores, as CLL was no longer determined to be a strategic fit for the Company. The Company incurred charges of $44,521 in 2008 associated with the CLL store closings. The charges consisted of $16,993 for asset impairments, $14,045 in lease termination costs (net of a non-cash deferred rent benefit of $3,701), $6,965 in inventory liquidation costs, $5,074 in severance and personnel related costs and $1,444 in other closing costs. Amounts payable relating to the store closings was $702 as of October 30, 2010. There was no payment activity for the three and nine months ending October 30, 2010.

NOTE 11 – SUBSEQUENT EVENT

During November 2010, the Company voluntarily contributed 1,755 shares of the Company’s common stock with a total value of $19,961 to the pension plan. The purpose of the voluntary contribution was to strengthen the funded status of the plan and reduce contributions to the plan in the future. As required by the investment policy of the pension plan, the shares were sold, in an orderly manner, soon after the contributions were made.

NOTE 12 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes and revolving credit facility (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three and nine month periods ended October 30, 2010 and October 31, 2009 and as of January 30, 2010 reflect the legal entity compositions at the respective dates. The results of operations of CLL are presented as discontinued operations in the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the prior year period. Additionally, certain reclassifications were made to prior period amounts to conform to the current year presentation.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There are also management and royalty fee arrangements among Saks Incorporated and these subsidiaries. At October 30, 2010, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 30, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$99,360	$10,118		$109,478
Merchandise inventories		830,628		830,628
Other current assets		89,232		89,232
Deferred income taxes, net		42,246		42,246

Total Current Assets	99,360	972,224	—	1,071,584
Property and Equipment, net		902,191		902,191
Deferred Income Taxes, net	86,809	130,733		217,542
Other Assets	11,062	17,594		28,656
Investment in and Advances to Subsidiaries	1,385,409	—	$(1,385,409)

Total Assets	$1,582,640	$2,022,742	$(1,385,409)	$2,219,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$190,633		$190,633
Accrued expenses and other current liabilities	$7,667	231,290		238,957
Current portion of long-term debt	164,416	5,910		170,326

Total Current Liabilities	172,083	427,833	—	599,916
Long-Term Debt	308,385	49,232		357,617
Other Long-Term Liabilities		160,268		160,268
Investment by and Advances from Parent		1,385,409	$(1,385,409)
Shareholders’ Equity	1,102,172			1,102,172

Total Liabilities and Shareholders’ Equity	$1,582,640	$2,022,742	$(1,385,409)	$2,219,973

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 30, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$658,831		$658,831
Cost of Sales		378,176		378,176

Gross Margin	—	280,655	—	280,655
Selling, general and administrative expenses	$393	175,499		175,892
Other operating expenses	1	73,204		73,205
Store pre-opening costs		527		527
Impairments and dispositions		(603)		(603)

Operating Income (Loss)	(394)	32,028	—	31,634
Other income (expense)
Equity in earnings of subsidiaries	44,314		$(44,314)
Interest expense	(12,656)	(1,647)		(14,303)
Other expense	(65)			(65)

Income before benefit for income taxes	31,199	30,381	(44,314)	17,266
Benefit for income taxes	(5,117)	(13,933)		(19,050)

Net Income	$36,316	$44,314	$(44,314)	$36,316

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 30, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,919,414		$1,919,414
Cost of Sales		1,129,757		1,129,757

Gross Margin	—	789,657	—	789,657
Selling, general and administrative expenses	$1,369	508,593		509,962
Other operating expenses	2	223,387		223,389
Store pre-opening costs		827		827
Impairments and dispositions		22,772		22,772

Operating Income (Loss)	(1,371)	34,078	—	32,707
Other income (expense)
Equity in earnings of subsidiaries	47,136		$(47,136)
Interest expense	(37,823)	(4,910)		(42,733)
Loss on extinguishment of debt	(4)			(4)
Other income, net	(595)			(595)

Income (loss) from continuing operations before benefit for income taxes	7,343	29,168	(47,136)	(10,625)
Benefit for income taxes	(15,524)	(17,968)		(33,492)

Net Income	$22,867	$47,136	$(47,136)	$22,867

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 30, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Income	$22,867	$45,355	$(45,355)	$22,867
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(45,355)		45,355	—
Depreciation and amortization		88,471		88,471
Impairments and dispositions		(1,974)		(1,974)
Loss on extinguishment of debt	4			4
Equity compensation		12,947		12,947
Amortization of discount on convertible notes	8,831			8,831
Deferred income taxes	1,603	(5,592)		(3,989)
Gain on sale of property		(482)		(482)
Changes in operating assets and liabilities, net	3,541	(128,114)		(124,573)

Net Cash Provided By (Used In) Operating Activities	(8,509)	10,611	—	2,102
INVESTING ACTIVITIES
Purchases of property and equipment		(36,127)		(36,127)
Proceeds from the sale of property and equipment		548		548

Net Cash Used In Investing Activities	—	(35,579)	—	(35,579)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(28,995)	28,995		—
Payments on long-term debt and capital lease obligations		(4,863)		(4,863)
Cash dividends paid	(102)			(102)
Net proceeds from issuance of common stock	619			619

Net Cash Provided By (Used In) Financing Activities	(28,478)	24,132	—	(4,346)
Decrease in Cash and Cash Equivalents	(36,987)	(836)		(37,823)
Cash and Cash Equivalents at beginning of period	136,347	10,954		147,301

Cash and Cash Equivalents at end of period	$99,360	$10,118	$—	$109,478

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT OCTOBER 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$240	$6,882		$7,122
Merchandise inventories		799,110		799,110
Other current assets		89,846		89,846
Deferred income taxes, net		30,971		30,971

Total Current Assets	240	926,809	—	927,049
Property and Equipment, net		1,007,636		1,007,636
Deferred Income Taxes, net	66,688	152,498		219,186
Other Assets	6,354	18,299		24,653
Investment in and Advances to Subsidiaries	1,460,597		$(1,460,597)

Total Assets	$1,533,879	$2,105,242	$(1,460,597)	$2,178,524

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade accounts payable		$163,193		$163,193
Accrued expenses and other current liabilities	$6,880	221,467		228,347
Current portion of long-term debt		4,847		4,847

Total Current Liabilities	6,880	389,507	—	396,387
Long-Term Debt	461,945	52,661		514,606
Other Long-Term Liabilities		202,477		202,477
Investment by and Advances from Parent		1,460,597	$(1,460,597)
Shareholders’ Equity	1,065,054			1,065,054

Total Liabilities and Shareholders’ Equity	$1,533,879	$2,105,242	$(1,460,597)	$2,178,524

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED OCTOBER 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$631,434		$631,434
Cost of Sales		376,799		376,799

Gross Margin	—	254,635	—	254,635
Selling, general and administrative expenses	$228	162,324		162,552
Other operating expenses	1	75,754		75,755
Store pre-opening costs		534		534
Impairments and dispositions		185		185

Operating Income (Loss)	(229)	15,838	—	15,609
Other income (expense)
Equity in earnings of subsidiaries	13,235		$(13,235)
Interest expense	(11,109)	(1,722)		(12,831)
Other income, net	23			23

Income from continuing operations before provision (benefit) for income taxes	1,920	14,116	(13,235)	2,801
Provision (benefit) for income taxes	(4,413)	881		(3,532)

Income from continuing operations	$6,333	$13,235	$(13,235)	$6,333
Discontinued Operations:
Equity in earnings of subsidiaries -discontinued operations (net of tax)	(15)		15
Loss from discontinued operations before benefit for income taxes		(23)		(23)
Benefit for income taxes		(8)		(8)

Loss from discontinued operations	(15)	(15)	15	(15)
Net Income	$6,318	$13,220	$(13,220)	$6,318

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED OCTOBER 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$1,820,218		$1,820,218
Cost of Sales		1,153,177		1,153,177

Gross Margin	—	667,041	—	667,041
Selling, general and administrative expenses	$699	478,050		478,749
Other operating expenses	3	235,823		235,826
Store pre-opening costs		1,900		1,900
Impairments and dispositions		454		454

Operating Loss	(702)	(49,186)	—	(49,888)
Other income (expense)
Equity in earnings of subsidiaries	(35,110)		$35,110	—
Interest expense	(30,442)	(5,169)		(35,611)
Gain on extinguishment of debt	783			783
Other income, net	973			973

Loss from continuing operations before benefit for income taxes	(64,498)	(54,355)	35,110	(83,743)
Benefit for income taxes	(11,461)	(19,245)		(30,706)

Loss from continuing operations	$(53,037)	$(35,110)	$35,110	$(53,037)
Discontinued Operations:
Equity in earnings of subsidiaries - discontinued operations (net of tax)	(274)		274
Loss from discontinued operations before benefit for income taxes		(421)		(421)
Benefit for income taxes		(147)		(147)

Loss from discontinued operations	(274)	(274)	274	(274)
Net Loss	$(53,311)	$(35,384)	$35,384	$(53,311)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2009

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Loss	$(53,311)	$(35,384)	$35,384	$(53,311)
Loss from discontinued operations	(274)	(274)	274	(274)

Loss from continuing operations	(53,037)	(35,110)	35,110	(53,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	35,110		(35,110)	—
Depreciation and amortization		102,371		102,371
Impairments and dispositions		454		454
Gain on extinguishment of debt	(783)			(783)
Equity compensation		12,697		12,697
Amortization of discount on convertible senior notes	6,983			6,983
Deferred income taxes	1,433	(29,544)		(28,111)
Gain on sale of property	—	(628)		(628)
Changes in operating assets and liabilities, net	(436)	3,451		3,015

Net Cash Provided By (Used In) Operating Activities - Continuing Operations	(10,730)	53,691	—	42,961
Net Cash Used In Operating Activities - Discontinued Operations		(13,613)		(13,613)

Net Cash Provided By (Used In) Operating Activities	(10,730)	40,078	—	29,348
INVESTING ACTIVITIES
Purchases of property and equipment		(61,356)		(61,356)
Proceeds from the sale of property and equipment		643		643

Net Cash Used In Investing Activities - Continuing Operations	—	(60,713)	—	(60,713)
Net Cash Used In Investing Activities - Discontinued Operations				—

Net Cash Used In Investing Activities	—	(60,713)	—	(60,713)
FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(21,055)	21,055		—
Proceeds from issuance of convertible senior notes	120,000			120,000
Payment of deferred financing costs	(4,686)			(4,686)
Payments on revolving credit facility	(156,675)			(156,675)
Payments on long-term debt and capital lease obligations	(22,208)	(3,575)		(25,783)
Cash dividends paid	(781)			(781)
Net proceeds from the issuance of common stock	96,139			96,139

Net Cash Provided By Financing Activities - Continuing Operations	10,734	17,480	—	28,214
Net Cash Provided By Financing Activities - Discontinued Operations		—		—

Net Cash Provided By Financing Activities	10,734	17,480	—	28,214
Increase (Decrease) in Cash and Cash Equivalents	4	(3,155)		(3,151)
Cash and Cash Equivalents at beginning of period	236	10,037		10,273

Cash and Cash Equivalents at end of period	$240	$6,882	$—	$7,122

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEETS AT JANUARY 30, 2010

(Dollar Amounts In Thousands)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$136,347	$10,954		$147,301
Merchandise inventories		649,196		649,196
Other current assets		93,479		93,479
Deferred income taxes, net		35,974		35,974

Total Current Assets	136,347	789,603	—	925,950
Property and Equipment, net		956,082		956,082
Deferred Income Taxes, net	71,274	150,080		221,354
Other Assets	13,887	18,428		32,315
Investment in and Advances to Subsidiaries	1,324,256		$(1,324,256)

Total Assets	$1,545,764	$1,914,193	$(1,324,256)	$2,135,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade accounts payable		$101,739		$101,739
Accrued expenses and other current liabilities	$9,377	240,808		250,185
Current portion of long-term debt	22,859	4,998		27,857

Total Current Liabilities	32,236	347,545	—	379,781
Long-Term Debt	441,918	51,412		493,330
Other Long-Term Liabilities		190,980		190,980
Investment by and Advances from Parent		1,324,256	$(1,324,256)
Shareholders’ Equity	1,071,610			1,071,610

Total Liabilities and Shareholders’ Equity	$1,545,764	$1,914,193	$(1,324,256)	$2,135,701

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations. Previously, the Company also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury fashion apparel, shoes, and accessories, targeting the value-conscious customer. As of October 30, 2010, Saks operated 47 SFA stores with 5.5 million square feet and 56 OFF 5TH stores with 1.6 million square feet.

FINANCIAL PERFORMANCE SUMMARY

For the third quarter ended October 30, 2010, the Company recorded net income of $36.3 million, or $0.20 per diluted share. Those results included a $26.7 million, or $0.14 per share, gain related to the reversal of certain estimated income tax reserves deemed no longer necessary.

For the third quarter ended October 31, 2009, the Company recorded net income of $6.3 million, or $0.04 per share. Those results included a $4.4 million, or $0.03 per share, gain related to the reversal of certain estimated income tax reserves deemed no longer necessary.

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

	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.4%	59.7%	58.9%	63.4%

Gross margin	42.6%	40.3%	41.1%	36.6%
Selling, general & administrative expenses	26.7%	25.7%	26.6%	26.3%
Other operating expenses	11.1%	12.0%	11.6%	13.0%
Store pre-opening costs	0.1%	0.1%	0.0%	0.1%
Impairments and dispositions	-0.1%	0.0%	1.2%	0.0%

Operating income (loss)	4.8%	2.5%	1.7%	-2.7%
Interest expense	-2.2%	-2.0%	-2.2%	-2.0%
Gain (loss) on extinguishment of debt	0.0%	0.0%	0.0%	0.0%
Other income (expense)	0.0%	0.0%	0.0%	0.1%

Loss from continuing operations before income taxes	2.6%	0.4%	-0.6%	-4.6%
Benefit for income taxes	-2.9%	-0.6%	-1.7%	-1.7%

Income (loss) from continuing operations	5.5%	1.0%	1.2%	-2.9%
Discontinued Operations:
Loss from discontinued operations	0.0%	0.0%	0.0%	0.0%
Benefit for income taxes	0.0%	0.0%	0.0%	0.0%

Loss from discontinued operations	0.0%	0.0%	0.0%	0.0%

Net income (loss)	5.5%	1.0%	1.2%	-2.9%

THREE MONTHS ENDED OCTOBER 30, 2010 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2009

DISCUSSION OF OPERATING INCOME – CONTINUING OPERATIONS

The following table shows the changes in operating income from continuing operations for the three-month period ended October 31, 2009 compared to the three-month period ended October 30, 2010:

(In Millions)	Total Company
For the three months ended October 31, 2009	$15.6
Store sales and margin	26.0
Operating expenses	(10.8)
Impairments and dispositions	0.8

Increase	16.0

For the three months ended October 30, 2010	$31.6

For the three-month period ended October 30, 2010, operating income was $31.6 million compared to operating income of $15.6 million for the same period last year. The $16.0 million improvement in operating income for the quarter was driven by a 5.7% increase in comparable store sales as well as a 230 basis point increase in the year-over-year gross margin rate resulting from increased full-price selling and a reduced level of promotional activity.

NET SALES

For the three months ended October 30, 2010, total net sales increased 4.3% to $658.8 million from $631.4 million for the three months ended October 31, 2009. Comparable store sales increased $34.2 million, or 5.7%, from $603.9 million for the three months ended October 31, 2009 to $638.1 million for the three months ended October 30, 2010.

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

GROSS MARGIN

For the three months ended October 30, 2010, gross margin was $280.7 million, or 42.6% of net sales, compared to $254.6 million, or 40.3% of net sales, for the three months ended October 31, 2009. The Company’s gross margin rate increased 230 basis points in the quarter primarily as a result of increased full-price selling and a reduced level of promotional activity during the current quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended October 30, 2010, SG&A was $175.9 million, or 26.7% of net sales, compared to $162.6 million or 25.7% of net sales for the three month period ended October 31, 2009. The year-over-year increase was primarily the result of higher variable costs associated with the $34.2 million sales increase for the period, targeted investment spending to support growth areas such as Saks Direct, and a reduction in proprietary credit card income related to the previously announced contract changes with HSBC.

OTHER OPERATING EXPENSES

For the three months ended October 30, 2010, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $73.7 million, or 11.2% of net sales, compared to $76.3 million, or 12.1% of net sales, for the three months ended October 31, 2009. As a percent of sales, other operating expenses improved by 90 basis points year-over year. The decrease in other operating expenses of $2.6 million was principally driven by lower depreciation expense of $3.2 million as a result of reduced capital expenditures over the past twelve months and asset impairment charges recorded during the fourth quarter ended January 30, 2010.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended October 30, 2010, the Company recorded a net benefit from impairments and dispositions of $0.6 million compared to a $0.2 million expense for the three months ended October 31, 2009. During the quarter, the Company closed the Plano, Texas; Mission Viejo, California; and Southampton, New York SFA stores. In addition, the Company announced plans to close the Reno, Nevada OFF 5TH store during the fourth quarter ending January 29, 2011. In connection with these store closings, the Company recorded a benefit of $5.2 million related to deferred rent which was partially offset by asset impairment charges and other store closing costs of $4.6 million. The prior year charge was primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the three months ended October 30, 2010, interest expense was $14.3 million, or 2.2% of net sales, compared to $12.8 million, or 2.0% of net sales, for the three months ended October 31, 2009. The increase in interest expense was primarily due to the amortization of financing costs paid in November 2009 associated with the revolving credit facility. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $3.0 million and $2.8 million for the three months ended October 30, 2010 and October 31, 2009, respectively.

INCOME TAXES

The effective income tax rate from continuing operations for the three-month periods ended October 30, 2010 and October 31, 2009 was (110.3%) and (126.1%), respectively. The effective tax rate for the three months ended October 30, 2010 was primarily due to the reversal of a reserve for an uncertain tax position due to the expiration of the statute of limitations, as well as a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards, partially offset by an increase in the state tax rate. The effective tax rate for the three months ended October 31, 2009 was primarily due to the reversal of a reserve for an uncertain tax position.

The Company’s Consolidated Balance Sheet as of October 30, 2010 includes a gross deferred tax asset of $149.3 million related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $41.2 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $41.2 million has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While the Company has incurred a cumulative loss in recent years, after evaluating all available evidence including past operating results, the macroeconomic factors contributing to the 2009 and 2008 fiscal year losses, the length of the carryforward periods available and its forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not that the net deferred tax asset, net of the $41.2 million valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for an additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on its results of operations in the period in which it is recorded.

NINE MONTHS ENDED OCTOBER 30, 2010 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2009

DISCUSSION OF OPERATING INCOME (LOSS) – CONTINUING OPERATIONS

The following table shows the changes in operating income (loss) from continuing operations for the nine-month period ended October 31, 2009 compared to the nine-month period ended October 30, 2010:

(In Millions)	Total Company
For the nine months ended October 31, 2009	$(49.9)
Store sales and margin	122.6
Operating expenses	(17.7)
Impairments and dispositions	(22.3)

Increase	82.6

For the nine months ended October 30, 2010	$32.7

For the nine-month period ended October 30, 2010, operating income was $32.7 million compared to an operating loss of $49.9 million for the same period last year. The $82.6 million improvement in operating income for the quarter was driven by a 5.5% increase in comparable store sales as well as a 450 basis point increase in the year-over-year gross margin rate resulting from increased full-price selling and a reduced level of promotional activity. This was partially offset by increases in SG&A expense of $31.2 million and impairments and dispositions of $22.3 million related to store closing costs for the nine months ended October 30, 2010.

NET SALES

For the nine months ended October 30, 2010, total net sales increased 5.4% to $1,919.4 million from $1,820.2 million for the nine months ended October 31, 2009. Comparable store sales increased $96.8 million, or 5.5%, from $1,757.1 million for the nine months ended October 31, 2009 to $1,853.9 million for the nine months ended October 30, 2010.

GROSS MARGIN

For the nine months ended October 30, 2010, gross margin was $789.7 million, or 41.1% of net sales, compared to $667.0 million, or 36.6% of net sales, for the nine months ended October 31, 2009. The Company’s gross margin rate increased 450 basis points in the period primarily as a result of improved inventory management, increased full-price selling, and a reduced level of promotional activity during the nine months ended October 30, 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended October 30, 2010, SG&A was $510.0 million, or 26.6% of net sales, compared to $478.7 million or 26.3% of net sales for the nine month period ended October 31, 2009. The year-over-year increase was primarily the result of higher variable costs associated with the $99.2 million sales increase for the period, targeted investment spending to support growth areas such as Saks Direct, increased incentive compensation costs and a reduction in proprietary credit card income related to the previously announced contract changes with HSBC.

OTHER OPERATING EXPENSES

For the nine months ended October 30, 2010, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $224.2 million, or 11.7% of net sales, compared to $237.7 million, or 13.1% of net sales, for the nine months ended October 31, 2009. The decrease in other operating expenses of $13.5 million was principally driven by lower depreciation expense of $13.9 million as a result of reduced capital expenditures over the past twelve months and asset impairment charges recorded during the fourth quarter ended January 30, 2010.

IMPAIRMENTS AND DISPOSITIONS

For the nine months ended October 30, 2010, impairments and dispositions were $22.8 million, compared to $0.5 million for the nine months ended October 31, 2009. The year-over-year increase is attributable to the store closing costs associated with the Plano, Texas; Mission Viejo, California; and Southampton, New York SFA stores closed during the third quarter ending October 30, 2010 and the Portland, Oregon; San Diego, California; and Charleston, South Carolina SFA store closures during the second quarter ended July 31, 2010. In addition, the Company announced plans to close the Reno, Nevada OFF 5TH store during the fourth quarter ending January 29, 2011. The prior year charges were primarily due to asset dispositions in the normal course of business.

INTEREST EXPENSE

For the nine months ended October 30, 2010, interest expense was $42.7 million, or 2.2% of net sales, compared to $35.6 million, or 2.0% of net sales, for the nine months ended October 31, 2009. The increase in interest expense was primarily due to the issuance of $120.0 million of convertible notes in May 2009 and the amortization of financing costs associated with these notes and the revolving credit facility. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $8.8 million and $7.0 million for the nine months ended October 30, 2010 and October 31, 2009, respectively.

INCOME TAXES

The effective income tax rate from continuing operations for the nine-month periods ended October 30, 2010 and October 31, 2009 was 315.2% and 36.7%, respectively. The increase in the effective rate for the nine-month period ended October 30, 2010 was primarily due to the reversal of a reserve for an uncertain tax position, an increase in the state tax rate as well as a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards, increasing the expected tax benefit of pre-tax losses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash provided by operating activities from continuing operations was $2.1 million for the nine months ended October 30, 2010 and $43.0 million for the nine months ended October 31, 2009. Cash provided by (used in) operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $40.9 million year-over-year decrease primarily relates to changes in working capital, driven by the increase in inventory levels during the nine months ended October 30, 2010 as a result of the Company’s effort to closely align inventory with consumption trends and consistent with the 5.5% comparable store sales growth for the period. This working capital decrease is partially offset by income from continuing operations of $22.9 million during the nine months ended October 30, 2010 compared to a loss from continuing operations of $53.0 million during the nine months ended October 31, 2009.

Cash used in investing activities for continuing operations was $35.6 million for the nine months ended October 30, 2010 and $60.7 million for the nine months ended October 31, 2009. Cash used in investing activities principally consists of construction of new stores, renovation and expansion of existing stores and investments in support areas (e.g., technology and distribution centers). The $25.1 million decrease in cash used in investing activities for continuing operations is due to a decrease in capital expenditures in the current year.

Cash provided by (used in) financing activities from continuing operations was ($4.3) million for the nine months ended October 30, 2010 and $28.2 million for the nine months ended October 31, 2009. The current year cash used in financing activities was attributable to payments on capital lease obligations and long-term debt of $4.9 million partially off-set by $0.6 million in proceeds from the issuance of common stock from the exercise of stock options. The prior year cash provided by financing activities was driven by $115.3 million of proceeds, net of deferred financing costs, from the issuance of the 7.5% convertible notes and $95.1 million of proceeds, net of issuance costs, from the issuance of 14.9 million shares of the Company’s common stock. This was partially off-set by the repayment of borrowings under the revolving credit facility of $156.7 million, the early extinguishment of $23.0 million of the 7.5% senior notes due in December 2010, and payment on capital lease obligations of $3.6 million.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. At October 30, 2010, the Company had no direct borrowings under its revolving credit facility, and had $31.1 million in unfunded letters of credit. At October 30, 2010 and October 31, 2009, the Company maintained cash and cash equivalent balances of $109.5 million and $7.1 million, respectively. Included in cash equivalents at October 30, 2010 was a $10.0 million compensating balance related to the Company’s purchasing card program to ensure future credit availability under that program. Exclusive of approximately $10.1 million and $6.9 million of store operating cash at October 30, 2010 and October 31, 2009, respectively, cash was invested principally in money market funds, demand deposits, and time deposits.

The primary needs for cash are to fund operations, acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores, invest in technology and distribution centers and service debt. The Company anticipates that cash on hand, cash generated from operating activities and borrowings under its revolving credit facility will be sufficient to sustain its current level of operations and repay $22.9 million of senior notes that mature in December 2010 and $141.6 million of senior notes that mature in October 2011.

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

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the economic trends, business trends, levels of interest rates, and terms, conditions and availability of capital in the capital markets. At October 30, 2010, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible unsecured notes, and capital and operating leases. On October 30, 2010, total funded debt (including the equity component of the convertible notes) was $573.6 million, representing a decrease of $3.2 million from a balance of $576.8 million at October 31, 2009. This decrease was primarily related to a $3.4 million decrease in capital lease obligations. The debt-to-capitalization ratio decreased to 35.2% from 36.4% in the prior year.

There were no repurchases or retirements of common stock during the nine months ended October 30, 2010 or October 31, 2009. At October 30, 2010, there were 32.7 million shares remaining available for repurchase under the Company’s existing share repurchase program.

Revolving Credit Facility

At October 30, 2010, the Company maintained a $500 million revolving credit facility, which is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The facility matures in November 2013. The Company’s inventory position increases and decreases over time and this change will at times cause the revolver capacity to fall below the stated $500 million facility. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1 to 1 that the Company is subject to only if availability under the facility becomes less than $87.5 million. At October 30, 2010, the Company was not subject to the fixed charge coverage ratio as its availability under the facility exceeded $87.5 million. Based on the inventory and credit card receivable balances as of October 30, 2010, the Company had unutilized availability under the facility of $468.9 million after deducting outstanding letters of credit of $31.1 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20 million in that other instrument. At October 30, 2010, the Company had no direct outstanding borrowings under the revolving credit facility.

Senior Notes

At October 30, 2010, the Company had $168.5 million of senior notes outstanding, excluding the convertible notes, comprising four separate series having maturities ranging from 2010 to 2019 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. Each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay these notes at maturity.

7.5% Convertible Notes

The Company had $120 million of convertible notes, at October 30, 2010, that bear cash interest semiannually at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares, cash or a combination thereof at its discretion. In May 2009, the Company received net proceeds from the convertible notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. This amortization is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. Upon issuance of the convertible notes, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $16.3 million is being amortized to interest expense over the remaining 3.1 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense in future periods.

The convertible notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of October 30, 2010 and October 31, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

2.0% Convertible Senior Notes

The Company had $230 million of convertible senior notes at October 30, 2010, that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 11, 2011. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. At October 30, 2010, the conversion criteria with respect to the credit rating requirements were met.

The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes.

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. This amortization is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. The Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. In accordance with the authoritative accounting guidance, the debt discount should be amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the notes have put options in 2014 and 2019, the debt instrument is accreted to par value using the effective interest method from issuance until the first put date in 2014 resulting in an increase in non-cash interest expense in prior and future periods. The current unamortized discount of $29.3 million will be recognized over the remaining 3.4 year period.

The convertible notes were classified within Long-Term Debt on the Condensed Consolidated Balance Sheet as of October 30, 2010 and October 31, 2009 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

Capital Leases

At October 30, 2010, the Company had $55.1 million in capital leases covering various properties and equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $4 million and $6 million per year.

Pension Plan

The Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company amended the SFA Pension Plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. During November 2010, the Company voluntarily contributed approximately 1.8 million shares of the Company’s common stock with a total value of approximately $20.0 million to the pension plan. The purpose of the voluntary contribution was to strengthen the funded status of the plan and reduce contributions to the plan in the future. The Company has no funding requirement for the remainder of fiscal 2010.

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

There were no other material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the nine months ended October 30, 2010. For additional information regarding the Company’s contractual obligations as of January 30, 2010, see the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

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

Based on the Company’s market risk sensitive instruments outstanding at October 30, 2010, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The information in “Part I – Financial Information, Note 9 – Contingencies – Legal Contingencies,” is incorporated into this Item by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 30, 2010 the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock in order to both distribute cash to stockholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company did not repurchase and retire any shares of common stock during the quarter ended October 30, 2010. At October 30, 2010, 32.7 million shares remained available for repurchase under the Company’s 70.0 million share repurchase authorization.

Item 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Saks Incorporated’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at October 30, 2010, January 31, 2010, and October 31, 2009, (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 30, 2010 and October 31 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 30, 2010 and October 31, 2009, and (iv) Notes to Condensed Consolidated Financial Statements*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAKS INCORPORATED
Registrant

Date: November 30, 2010	/s/ Kevin G. Wills
Kevin G. Wills
On behalf of registrant and as Executive
Vice President and Chief Financial Officer
(Principal Financial Officer)