Form 10-K
period 2011-01-29
SAKS INC
filed 2011-03-18
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended: January 29, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 1-13113

SAKS INCORPORATED

(Exact name of registrant as specified in its charter)

Tennessee	62-0331040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 East 49th Street New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 940-5305

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Shares, par value $0.10	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,321,223,461.

As of March 11, 2011, the number of shares of the registrant’s Common Stock outstanding was 163,051,551.

DOCUMENTS INCORPORATED BY REFERENCE

Applicable portions of the Saks Incorporated Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on June 1, 2011 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

General

The operations of Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations (“Saks Direct”).

The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of January 29, 2011, the Company operated 47 SFA stores with a total of approximately 5.5 million square feet and 57 OFF 5TH stores with a total of approximately 1.6 million square feet.

Merchandising, sales promotion, and store operating support functions reside in New York, New York. The back office sales support functions for the Company, such as accounting, credit card administration, store planning, and information technology, are located principally in the Company’s operations center in Jackson, Mississippi or in the SFA corporate offices in New York City.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2010, 2009, and 2008 each contained 52 weeks and ended on January 29, 2011 (“2010”), January 30, 2010 (“2009”), and January 31, 2009 (“2008”), respectively.

Merchandising

The Company’s stores and e-commerce operations carry luxury merchandise from both core vendors and new and emerging designers, supplemented with select private brand offerings. The Company has key relationships with the leading American and European fashion houses, including Giorgio Armani, Chanel, Gucci, Prada, Louis Vuitton, St. John, Zegna, Theory, Cartier, David Yurman, Hugo Boss, Elie Tahari, Tory Burch, Ralph Lauren, Akris and Burberry, among many others.

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

For the year ended January 29, 2011, the Company’s percentages of owned sales (exclusive of sales generated by leased departments) by major merchandise category were as follows:

Women's Apparel	37.5%
Accessories	18.9%
Cosmetics	12.1%
Men's Apparel	15.2%
Women's Shoes	12.8%
Other	3.5%

Total	100.0%

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

In 2010, the Company installed an advanced robotics system for receiving and fulfilling Saks Direct orders in its primary distribution facility located in Aberdeen, Maryland. The automation provided by the robotics system has significantly increased productivity, improved space utilization, and improved customer service. Approximately 40% of Saks Direct’s orders were being fulfilled on the new system by the end of 2010; the system is expected to be fully operational by mid-2011.

Return Policy

The Company offers its customers a fair and liberal return policy, consistent with other luxury retailers, at SFA stores, OFF 5TH stores, and online at saks.com. Approximately 22% of merchandise sold is later returned, and a large percentage of merchandise returns occur within a matter of days of the selling transaction. The Company uses historical return patterns to estimate expected returns.

Information Technology

Company management believes that technological investments are necessary to support its business operations and strategies, and, as a result, the Company is continually upgrading its information systems to improve efficiency and productivity. Between 2006 and 2009, the Company completed significant upgrades to its merchandising planning and allocation systems and installed new point-of-sale equipment and software with enhanced clienteling capabilities in each of its SFA stores. In 2010, the Company made significant investments in demand chain management systems, focused on improving the allocation of merchandise to the stores and also investing in an advanced robotics system for receiving and fulfilling Saks Direct orders.

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

Marketing

The Company’s marketing principally emphasizes the latest fashion trends in luxury merchandise and primarily utilizes direct mail (catalogs) and targeted email advertising, supplemented with national and local marketing efforts. To promote its image as one of the primary sources of luxury goods in its trade areas, the Company sponsors numerous fashion shows and in-store special events highlighting the designers represented in the Company’s stores. The Company also participates in “cause-related” marketing. This includes special in-store events and related advertising designed to drive store traffic, while raising funds for charitable organizations and causes such as women’s cancer research. The Company’s in-house marketing and sales promotion staff work with outside agencies to produce the Company’s marketing materials and campaigns.

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

As of January 29, 2011, there were approximately 633,000 proprietary credit accounts that were active within the prior twelve months, accounting for 37.6% of the Company’s 2010 sales.

Trademarks and Service Marks

The Company owns many trademarks and service marks including, but not limited to, “Saks Fifth Avenue,” “Saks & Company,” “SFA,” “S5A,” “The 5TH Avenue Club,” “SAKSFIRST,” “Saks Fifth Avenue Men’s Collection,” and “OFF 5TH.” Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company’s trademarks and service marks are registered in the United States Patent and Trademark Office. The terms of these registrations are generally ten years, and they are renewable for additional ten-year periods indefinitely so long as the marks are in use at the time of renewal. The Company is not aware of any claims of infringement or other challenges to its right to use its marks that would have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Reliance on Fifth Avenue Store

The Company’s flagship SFA store located on Fifth Avenue in New York City accounted for approximately 22% of total Company sales in 2010 and plays a significant role in creating awareness for the Saks Fifth Avenue brand name.

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

Associates

As of January 29, 2011, the Company employed approximately 12,900 associates, of which approximately 24% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time associates during seasonal peak selling periods. Less than 1.0% of the Company’s associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

Inflation and Deflation

Inflation and deflation affect the costs incurred by the Company in its purchase of merchandise and in certain components of its selling, general and administrative expenses. The Company does not believe that inflation has had a material effect on its results of operations during the periods presented; however, there can be no assurance that the Company’s business will not be affected by inflation in the future.

Discontinued Operations

As of January 31, 2009, the Company discontinued the operations of its Club Libby Lu (“CLL”) business, the operations of which are presented as discontinued operations in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the current and prior year periods. CLL consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. CLL generated revenues of approximately $52.2 million for 2008 and was not profitable. The Company incurred nominal charges in 2010 and 2009 and charges of $44.5 million in 2008 associated with closing the stores.

Website Access to Information

The Company provides access, free of charge, to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) through the Company’s website, www.saksincorporated.com.

Certifications

The Company filed the certification of its Chief Executive Officer with the New York Stock Exchange (“NYSE”) in fiscal 2010 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and the Company has filed the Sarbanes-Oxley Act Section 302 and Section 906 certifications of its principal executive officer and principal financial officer with the SEC, which are attached hereto as Exhibits 31.1, 31.2, 32.1, and 32.2.

Item 1A. Risk Factors.

The following are risk factors that affect the Company’s business, financial condition, results of operations, and cash flows, some of which are beyond the Company’s control. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K. If any of the events described below were to actually occur, the Company’s business, financial condition, results of operations or cash flows could be adversely affected and results could differ materially from expected and historical results.

A decline in the demand for luxury goods due to difficult macroeconomic conditions has had and could continue to have an adverse impact on the Company’s results of operations.

The Company is focused on the luxury retail sector. SFA stores, OFF 5TH stores and Saks Direct offer a wide assortment of luxury fashion apparel, shoes, accessories, jewelry, cosmetics, and gift items. All of the goods that the Company sells are discretionary items. Changes in consumer confidence and fluctuations in financial markets can influence cyclical trends, particularly in the luxury sector. Consequently, starting in the fall of 2008, the downturn in the economy resulted in fewer customers shopping in the Company’s stores. In response, and in order to reduce inventory levels, the Company was required to take additional markdowns and to increase promotional events, which negatively impacted the Company’s profitability in 2008 and 2009. In addition, as a result of the decrease in consumer spending, the Company was forced to reduce costs. Although the luxury sector began to experience a recovery in 2010, there can be no assurance that the economy will continue to improve or that the Company will be successful in sustaining profitability. In addition, in the event that the Company is unsuccessful in sustaining profitability, the Company may not be able to realize its net deferred tax assets, which would require the Company to record a valuation allowance that could have a material impact on its results of operations in the period in which it is recorded.

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

The retail industry is continuously subject to domestic and international economic trends. The success of the Company’s business depends to a significant extent upon the level of consumer spending. A number of factors affect the level of consumer spending on merchandise that the Company offers, including, among other things:

•	general economic, industry, and weather conditions;

•	the performance of the financial, equity, and credit markets;

•	current and expected unemployment levels;

•	crude oil prices that affect gasoline and heating oil prices;

•	the level of consumer debt;

•	the level of consumer savings;

•	interest rates;

•	tax rates and policies;

•	consumer confidence in future economic conditions; and

•	war, terrorism, and other hostilities.

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

The Company’s business and results of operations are also subject to uncertainties arising out of world events. These uncertainties may include a global economic slowdown, changes in consumer spending or travel, an increase in gasoline and commodity prices, epidemics, and the economic consequences of natural disasters, military action, political events or terrorist activity (including threats of terrorist activity). Any future events arising as a result of terrorist activity, natural disasters or other world events may have a material impact on the Company’s business, its ability to source products, results of operations, and financial condition.

The Company’s flagship SFA New York store is especially susceptible to volatility in the financial markets and employment and compensation trends in the financial sector.

The Company is restricted in its ability to incur additional debt which may affect its ability to adequately finance its operations.

The Company’s revolving credit facility, senior notes, and 2.0% convertible notes contain restrictions on liens, and sale/leaseback transactions, and its revolving credit facility also contains a restriction on additional indebtedness, in each case, subject to certain limited exceptions. These restrictions under the revolving credit agreement and the outstanding notes may affect the Company’s ability to obtain additional debt financing or financing on favorable terms if its cash flow from operations and funds available under its revolving credit facility are insufficient to satisfy its working capital requirements.

The Company is unable to predict the impact of potential disruptions in the credit markets and the resulting costs or constraints in obtaining financing on its business and financial results.

The Company’s principal sources of cash come from the Company’s operating activities and borrowings under its revolving credit facility. During certain periods in the past, disruptions in the credit markets have had a significant adverse impact on a number of financial institutions and have affected the cost of capital available to the Company. The Company cannot predict with any certainty the impact of any further disruption in the credit environment or any resulting material impact on its liquidity, future financing costs, or financial results.

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

The Company depends on the orderly operation of the receiving and distribution process, which relies on adherence to shipping schedules and effective management of distribution centers. Although the Company believes that its receiving and distribution process is efficient and that the Company has appropriate contingency plans, unforeseen disruptions in operations due to fire, severe weather conditions, natural disasters, or other catastrophic events, labor disagreements, or other shipping problems may result in delays in the delivery of merchandise to the Company’s stores.

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

The Company owns many trademarks and service marks including, but not limited to, “Saks Fifth Avenue,” “Saks & Company,” “SFA,” “S5A,” “The 5TH Avenue Club,” “SAKSFIRST,” “Saks Fifth Avenue Men’s Collection,” and “OFF 5TH.” Management believes its trademarks and service marks are important and that the loss of certain of its trademarks or trade names, particularly the store nameplates, could have a material adverse effect on the Company. Many of the Company’s trademarks and service marks are registered with the United States Patent and Trademark Office. In addition, the Company has a well-recognized brand that it believes represents unsurpassed customer service and quality merchandise. Any significant damage to the Company’s brand or reputation may negatively impact same-store sales, lower employee morale and productivity, and diminish customer trust, resulting in a reduction in shareholder value.

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

If the Company does not have the ability to successfully upgrade, maintain and secure our information systems to support the needs of the organization, it could have an adverse impact on the Company’s business.

The Company relies heavily on information systems to manage operations, including a full range of retail, financial, sourcing and merchandising systems, and regularly makes investments to upgrade, enhance or replace these systems. The reliability and capacity of information systems is critical. Despite the Company’s preventative efforts, its systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses, power outages and other technical malfunctions. Any disruptions affecting the Company’s information systems, or any delays or difficulties in transitioning to new systems or in integrating them with current systems, could have a material adverse impact on the Company’s business. In addition, the Company’s ability to continue to operate its business without significant interruption in the event of a disaster or other disruption depends in part on the ability of the Company’s information systems to operate in accordance with its disaster recovery and business continuity plans.

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

A significant percentage of the Company’s SFA stores and one OFF 5TH store are owned. The remainder of the Company’s SFA and OFF 5TH stores are leased. Accordingly, the Company is subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and costs to operate stores could increase, because of changes in the investment climate for real estate, demographic trends, and supply or demand for the use of the store, which may result from competition from similar stores in the area, as well as liability for environmental conditions.

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

Item 1B. Unresolved Staff Comments.

None.

Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position
Stephen I. Sadove	59	Chairman of the Board of Directors and Chief Executive Officer

Ronald L. Frasch	61	President and Chief Merchandising Officer

Michael A. Brizel	54	Executive Vice President and General Counsel

Jennifer S. de Winter	50	Executive Vice President of Stores

Marc J. Metrick	37	Executive Vice President and Chief Strategy Officer

Christine A. Morena	55	Executive Vice President of Human Resources

Michael Rodgers	46	Executive Vice President and Chief Information and Operations Officer

Robert T. Wallstrom	45	President, OFF 5TH and Executive Vice President

Kevin G. Wills	45	Executive Vice President of Finance and Chief Financial Officer

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

Jennifer S. de Winter was named Executive Vice President of Stores in June 2008. She joined Saks Fifth Avenue in 1995 and held various merchandising positions of increasing responsibility, including the post of Group Senior Vice President and General Merchandise Manager of Fashion and Fine Jewelry, Watches, Women’s Shoes, Handbags, and Soft Accessories from May 2001 until June 2008. Ms. de Winter began her retail career in 1983 at Macy’s, where she held various merchandising positions through 1995 including Vice President, Divisional Merchandise Manager.

Marc J. Metrick was named Executive Vice President and Chief Strategy Officer of the Company in June 2010. Mr. Metrick joined the Company in June 1995 as an executive trainee. From June 1997 until February 2007, he served in various planning roles, including Vice President—Merchandise Planning from March 2005 until February 2007. Mr. Metrick was promoted to Group Senior Vice President and Chief Strategy Officer in February 2007, a post he held until June 2010.

Christine A. Morena joined the Company in January 2007 as Executive Vice President of Human Resources. Ms. Morena spent her career from 1976 through 2006 with AT&T Inc., where she held various positions of increasing responsibility, including Senior Vice President of Human Resources for AT&T Corporation, a subsidiary of AT&T Inc., a position she held from 2002 through 2006.

Michael Rodgers was named Executive Vice President and Chief Information and Operations Officer for the Company in February 2008. Mr. Rodgers joined McRae’s, Inc. (acquired by the Company in 1994) in 1993 as Director of Credit. He was promoted to Vice President of Credit for the Company in 1996 and to Senior Vice President of Credit in 1997, a position he held until 2002. Mr. Rodgers served as Executive Vice President of Operations from 2002 until April 2007. Mr. Rodgers served as Executive Vice President of Information Technology, Operations and Credit for the Company from May 2007 through January 2008. Prior to joining the Company, he held credit management positions with Boscov’s and Woodward & Lothrop.

Robert T. Wallstrom was named President, OFF 5TH and Executive Vice President of the Company in June 2010. Mr. Wallstrom joined the Company in June 1995 and has held various leadership positions since that time, including Senior Vice President and General Manager of the SFA flagship store in New York City between May 2002 and January 2007. He served as President, OFF 5TH and Group Senior Vice President of the Company from February 2007 through May 2010. Prior to joining the Company, he was a store manager for Macy’s/Bullocks.

Kevin G. Wills was named Executive Vice President and Chief Financial Officer of the Company in May 2007. Mr. Wills joined the Company in September 1997 and has served in the following capacities: Vice President of Financial Reporting from September 1997 to August 1998; Senior Vice President of Strategic Planning from September 1998 to August 1999; Senior Vice President of Planning and Administration of Saks Department Store Group from September 1999 to January 2003; Executive Vice President of Operations for Parisian from February 2003 to May 2005; and Executive Vice President of Finance and Chief Accounting Officer from May 2005 until May 2007. Prior to joining the Company, Mr. Wills was Vice President and Controller for the Tennessee Valley Authority and before that, he was an audit manager with Coopers and Lybrand (now PricewaterhouseCoopers LLP).

Item 2. Properties.

The Company currently operates two principal distribution facilities as follows:

Company Stores Served	Location of Facility	Square Feet	Owned/Leased
SFA, OFF 5TH and Saks Direct	Aberdeen, Maryland	471,000	Leased
SFA and OFF 5TH	Ontario, California	120,000	Leased

The Company’s principal administrative offices are as follows:

Office	Location of Facility	Square Feet	Owned/Leased
Corporate Operations Center	Jackson, Mississippi	298,000	Owned
Corporate Office Headquarters and SFA Offices	New York, New York	277,000	Leased

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

The following tables set forth information about the Company’s stores as of January 29, 2011:

	Owned Locations*		Leased Locations		Total
	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)	Number Of Units	Gross Square Feet (in mil.)
SFA	27	3.7	20	1.8	47	5.5
OFF 5TH	1	0.1	56	1.5	57	1.6

Total	28	3.8	76	3.3	104	7.1

*	Owned locations include owned stores and owned buildings on leased land.

	Number of Stores	Owned Stores	Leased Stores	Owned Building on Leased Land
Alabama	1	1	—	—
Arizona	3	—	3	—
California	14	1	12	1
Colorado	3	—	2	1
Connecticut	3	—	2	1
Florida	17	—	14	3
Georgia	3	—	2	1
Hawaii	1	—	1	—
Illinois	4	—	3	1
Indiana	1	—	1	—
Louisiana	1	—	1	—
Massachusetts	2	—	2	—
Maryland	2	—	1	1
Michigan	2	1	1	—
Minnesota	1	—	—	1
Missouri	1	—	—	1
North Carolina	4	1	3	—
New Jersey	4	—	3	1
New York	7	1	5	1
Nevada	2	—	1	1
Ohio	5	1	2	2
Oklahoma	1	—	—	1
Oregon	1	—	1	—
Pennsylvania	4	—	4	—
South Carolina	1	—	1	—
Texas	12	1	9	2
Virginia	4	2	2	—

Total	104	9	76	19

Store count activity for the year ended January 29, 2011 was as follows:

	SFA	OFF 5TH	Total
Store count as of January 30, 2010	53	55	108
New stores opened	—	4	4
Stores closed	(6)	(2)	(8)

Store count as of January 29, 2011	47	57	104

Item 3. Legal Proceedings.

On February 2, 2011, the plaintiffs in Dawn Till and Mary Josephs v. Saks Incorporated et al, filed a complaint, with which the Company was served on March 10, 2011, in a purported class and collective action in the U.S. District Court for the Northern District of California. The complaint alleges that the plaintiffs were improperly classified as exempt from the overtime pay requirements of the Fair Labor Standards Act (“FLSA”) and the California Labor Code and that the Company failed to pay overtime, provide itemized wage statements and provide meal and rest periods. On March 8, 2011, the plaintiffs filed an amended complaint adding a claim for penalties under the California Private Attorneys General Act of 2004. The plaintiffs seek to proceed collectively under the FLSA and as a class under the California statutes on behalf of individuals who have been employed by OFF 5TH as Selling and Service Managers, Merchandise Team Managers, or Department Managers. The Company believes that its managers at OFF 5TH have been properly classified as exempt under both Federal and state law and intends to defend the lawsuit vigorously. It is not possible to predict whether the court will permit this action to proceed collectively or as a class.

In addition to the litigation described in the preceding paragraph, the Company is involved in legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock trades on the NYSE under the symbol SKS. The prices in the table below represent the high and low sales prices for the stock as reported by the NYSE.

	Year Ended January 29, 2011		Year Ended January 30, 2010
	High	Low	High	Low
First Quarter	$10.65	$6.14	$5.40	$1.50
Second Quarter	$10.37	$7.06	$5.54	$3.25
Third Quarter	$11.49	$6.60	$7.45	$5.11
Fourth Quarter	$12.22	$10.52	$7.72	$5.37

Holders

As of March 11, 2011, there were approximately 2,285 shareholders of record of the Company’s common stock.

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

Description	Starting Basis 1/28/06	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11
Saks Incorporated	$100.00	$158.04	$149.10	$20.49	$52.35	$92.27
S&P Midcap 400	$100.00	$110.06	$108.83	$67.03	$96.09	$127.27
S&P 500 Department Stores	$100.00	$143.82	$91.83	$43.38	$72.51	$83.17
Retail Peer Group	$100.00	$135.76	$88.68	$29.53	$59.86	$83.21

This “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Dividends

During the fiscal years ended January 29, 2011 and January 30, 2010, the Company did not declare any dividends. Future dividends, if any, will be determined by the Company’s Board of Directors in light of circumstances then existing, including earnings, financial requirements, and general business conditions. The Company does not anticipate declaring dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock. The Company did not repurchase any shares of common stock during 2010. The Company has remaining availability of approximately 32.7 million shares under its 70 million authorized share repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides equity compensation plan information for all plans approved and not approved by the Company’s shareholders, as of January 29, 2011:

(In thousands, except per share amounts) Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (2) (c)
Equity compensation plans approved by security holders	1,830	$16.34	3,731
Equity compensation plans not approved by security holders (3)	51	$6.34	—
Total	1,881	$16.06	3,731

(1)	In connection with the acquisition of its former Parisian business, the Company assumed then-outstanding stock options previously granted to employees and directors of the acquired corporation. No additional grants or awards may be made under the plan pursuant to which these stock options were granted. As of January 29, 2011, the total number of shares of common stock to be issued upon exercise of these stock options was 25 and the weighted-average exercise price of these stock options was $6.54. These stock options are not included in the table.

(2)	This amount represents shares of common stock available for issuance under the 2009 Long-term Incentive Plan. Awards available for grant under the 2009 Long-term Incentive Plan include stock options, stock appreciation rights, restricted stock, performance share awards and other forms of equity awards.

(3)	On April 9, 1997, the Board approved the Company’s 1997 Stock-Based Incentive Plan (the “1997 Plan”) to assist in attracting, retaining, and motivating employees and directors. The Board amended the 1997 Plan several times. The exercise price for all outstanding options awarded under the 1997 Plan equals the fair market value of the common stock on the date of grant. Most options vest in five installments over four years and expire after seven or ten years. Unvested options generally are forfeited if the executive’s employment is terminated. In the event of a change in control or a potential change in control, the Board of Directors may accelerate awards under the 1997 Plan or provide that such awards be cashed out in connection with the transaction. As of January 29, 2011, under the 1997 Plan, there were (i) options outstanding to purchase 51 shares, (ii) 12 shares of restricted stock outstanding, and (iii) no shares remaining available for issuance.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	Year Ended
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007*
CONSOLIDATED INCOME STATEMENT DATA:
Net sales	$2,785,745	$2,631,532	$3,043,438	$3,237,275	$2,900,383
Cost of sales (excluding depreciation and amortization)	1,668,487	1,668,097	2,062,494	1,972,251	1,780,127

Gross margin	1,117,258	963,435	980,944	1,265,024	1,120,256
Selling, general and administrative expenses	715,951	674,306	784,510	840,823	811,248
Other operating expenses	298,124	314,266	320,683	317,046	312,486
Impairments and dispositions	13,085	29,348	11,139	4,279	11,775

Operating income (loss)	90,098	(54,485)	(135,388)	102,876	(15,253)
Interest expense	(56,725)	(49,480)	(45,739)	(48,303)	(55,693)
Gain (loss) on extinguishment of debt	(4)	783	—	(5,634)	7
Other income, net	117	1,019	5,600	24,912	28,407

Income (loss) from continuing operations before income taxes	33,486	(102,163)	(175,527)	73,851	(42,532)
Provision (benefit) for income taxes	(13,910)	(44,501)	(48,902)	26,755	(34,947)

Income (loss) from continuing operations	47,396	(57,662)	(126,625)	47,096	(7,585)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	693	(395)	(52,727)	(4,860)	188,227
Provision (benefit) for income taxes	243	(138)	(20,548)	(1,646)	130,536

Income (loss) from discontinued operations	450	(257)	(32,179)	(3,214)	57,691

Net Income (loss)	$47,846	$(57,919)	$(158,804)	$43,882	$50,106

Basic earnings per common share:
Income (loss) from continuing operations	$.31	$(.40)	$(.93)	$.33	$(.06)
Income (loss) from discontinued operations	$—	$—	$(.23)	$(.02)	$.43
Net income (loss)	$.31	$(.40)	$(1.15)	$.31	$.37
Diluted earnings per common share:
Income (loss) from continuing operations	$.30	$(.40)	$(.92)	$.31	$(.06)
Income (loss) from discontinued operations	$—	$—	$(.23)	$(.02)	$.43
Net income (loss)	$.30	$(.40)	$(1.15)	$.29	$.37
Weighted average common shares:
Basic	154,325	143,194	138,384	140,402	135,880
Diluted	158,413	143,194	138,384	153,530	135,880

CONSOLIDATED BALANCE SHEET DATA:
Working capital	$578,862	$546,169	$503,952	$345,097	$388,061
Total assets	$2,143,100	$2,135,701	$2,147,677	$2,350,744	$2,521,211
Long-term debt, less current portion	$359,250	$493,330	$593,103	$204,238	$394,498
Shareholders’ equity	$1,163,565	$1,071,610	$990,586	$1,204,434	$1,128,559
Cash dividends (per share)	$—	$—	$—	$—	$8.00

*	The year ended February 3, 2007 includes an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis (“MD&A”) is intended to provide an analytical view of the business from management’s perspective of operating the business and is considered to have these major components:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

MD&A should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

GENERAL

The operations of Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations (“Saks Direct”). Previously, the Company also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The operations of CLL are presented as discontinued operations in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the current and prior year periods and are discussed below in “Discontinued Operations.”

The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at Saks Direct. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of January 29, 2011, the Company operated 47 SFA stores with a total of approximately 5.5 million square feet and 57 OFF 5TH stores with a total of approximately 1.6 million square feet.

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

DISCONTINUED OPERATIONS

As of January 31, 2009, the Company discontinued the operations of its CLL business, which consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. Charges incurred during 2008 associated with the closing of these stores totaled approximately $44.5 million and included inventory liquidation costs of approximately $7.0 million, asset impairment charges of $17.0 million, lease termination costs of $14.0 million, severance and personnel related costs of $5.1 million, and other closing costs of $1.4 million. These amounts are included in discontinued operations in the Consolidated Statement of Income and the Consolidated Statement of Cash Flows for fiscal year 2008. Discontinued operations include nominal charges (income) for 2009 and 2010 from residual CLL store closing activities.

FINANCIAL PERFORMANCE SUMMARY

On a consolidated basis, total net sales and comparable store sales for the year ended January 29, 2011 increased 5.9% and 6.4%, respectively. The Company recorded income from continuing operations of $47.4 million, or $0.30 per share compared to a loss from continuing operations of $57.7 million, or $0.40 per share, for the years ended January 29, 2011 and January 30, 2010, respectively. After recognition of the Company’s after-tax gain from discontinued operations of $0.4 million, net income totaled $47.8 million, or $0.30 per share for the year ended January 29, 2011. After recognition of the Company’s after-tax loss from discontinued operations of $0.3 million, net loss totaled $57.9 million, or $0.40 per share for the year ended January 30, 2010.

The year ended January 29, 2011 included a net after-tax gain totaling $17.2 million or $0.11 per share, primarily related to a $26.7 million or $0.17 per share gain related to the reversal of certain estimated income tax reserves deemed no longer necessary due to the expiration of the statute of limitations. This gain was partially offset by a net after-tax charge of $7.5 million or $0.05 per share, primarily related to store closings and asset impairments and a $2.0 million or $0.01 per share non-cash pension charge related to excess lump sum distributions during 2010.

The year ended January 30, 2010 included net after tax charges totaling $10.4 million or $0.07 per share, primarily related to $17.3 million or $0.12 per share of asset impairment charges incurred in the normal course of business and a $3.1 million or $0.02 per share non-cash pension charge related to excess lump sum distributions during 2009 primarily resulting from the Company’s 2009 reductions-in-force. The year ended January 30, 2010 also included a net gain of $10.0 million or $0.07 per share, related to federal and state tax adjustments. The net gain included income resulting from an increase in the state deferred tax rate, release of tax reserves due to the expiration of the statute of limitations and reversal of a portion of the valuation allowance against deferred tax assets.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company’s Consolidated Statements of Income, expressed as percentages of net sales (numbers may not total due to rounding):

	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	100%	100%	100%
Cost of sales (excluding depreciation and amortization)	59.9	63.4	67.8

Gross margin	40.1	36.6	32.2
Selling, general and administrative expenses	25.7	25.6	25.8
Other operating expenses	10.7	12.0	10.5
Impairments and dispositions	0.5	1.1	0.4

Operating income (loss)	3.2	(2.1)	(4.4)
Interest expense	(2.0)	(1.9)	(1.5)
Gain (loss) on extinguishment of debt	(0.0)	0.0	0.0
Other income, net	0.0	0.0	0.2

Income (loss) from continuing operations before income taxes	1.2	(3.9)	(5.8)
Provision (benefit) for income taxes	(0.5)	(1.7)	(1.6)

Income (loss) from continuing operations	1.7	(2.2)	(4.2)
Discontinued operations:
Loss from discontinued operations	0.0	(0.0)	(1.7)
Provision (benefit) for income taxes	0.0	(0.0)	(0.7)

Loss from discontinued operations	0.0	(0.0)	(1.1)

Net income (loss)	1.7%	(2.2)%	(5.2)%

FISCAL YEAR ENDED JANUARY 29, 2011 COMPARED TO FISCAL YEAR ENDED JANUARY 30, 2010

DISCUSSION OF OPERATING INCOME (LOSS)—CONTINUING OPERATIONS

The following table shows the changes in operating income (loss) from 2009 to 2010:

(In Millions)	Total Company

2009 Operating Loss—Continuing Operations	$(54.5)
Store sales and margin	153.8
Operating expenses	(25.5)
Impairments and dispositions	16.3

Change	144.6
2010 Operating Income—Continuing Operations	$90.1

For the year ended January 29, 2011, the Company’s operating income totaled $90.1 million, a 530 basis point improvement as a percentage of net sales, from the operating loss of $54.5 million in the same period last year. The current year operating income was driven by a 6.4% increase in comparable store sales as well as a gross margin rate increase of 350 basis points for the year ended January 29, 2011. The year-over-year increase in the gross margin rate was principally due to increased full-price selling and a reduced level of promotional activity.

NET SALES

For the year ended January 29, 2011, total net sales increased 5.9% to $2,785.7 million from $2,631.5 million for the year ended January 30, 2010. Consolidated comparable store sales increased $161.6 million, or 6.4%, from $2,531.6 million for the year ended January 30, 2010 to $2,693.2 million for the year ended January 29, 2011.

Comparable store sales are calculated on a rolling 13-month basis. Thus, to be included in the comparison, a store must be open for 13 months. The additional month is used to transition the first month impact of a new store opening. Correspondingly, closed stores are removed from the comparable store sales comparison when they begin liquidating merchandise. Expanded or remodeled stores are included in the comparable store sales comparison, except for the periods in which they are closed for remodeling and renovation.

GROSS MARGIN

For the year ended January 29, 2011, gross margin was $1,117.3 million, or 40.1% of net sales, compared to $963.4 million, or 36.6% of net sales, for the year ended January 30, 2010. The increase in gross margin dollars and gross margin rate was primarily the result of higher sales, increased full-price selling and a reduced level of promotional activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the year ended January 29, 2011, SG&A was $716.0 million, or 25.7% of net sales, compared to $674.3 million, or 25.6% of net sales, for the year ended January 30, 2010. The increase of $41.6 million in expenses was primarily driven by higher variable costs associated with the $154.2 million sales increase for the year as well as incremental expenses incurred to support the growth in Saks Direct. Additionally, the Company experienced a reduction in proprietary credit card income related to the previously announced contract changes with HSBC.

OTHER OPERATING EXPENSES

For the year ended January 29, 2011, other operating expenses were $298.1 million, or 10.7% of net sales, compared to $314.3 million, or 12.0% of net sales, for the year ended January 30, 2010. The decrease of $16.2 million was principally driven by a decrease in depreciation and amortization expense of $16.5 million as a result of reduced capital expenditures over the past twelve months and asset impairment charges recorded during the year ended January 30, 2010. Additionally, the Company incurred lower property and equipment rentals of $3.3 million and a decrease in store pre-opening costs of $1.0 million. These decreases were partially offset by an increase in taxes other than income taxes of $4.6 million.

IMPAIRMENTS AND DISPOSITIONS

For the year ended January 29, 2011, Impairments and Dispositions included net charges of $13.1 million compared to net charges of $29.3 million for the year ended January 30, 2010. The current year charges included closing costs associated with the Plano, Texas; Mission Viejo, California; Southampton, New York; Portland, Oregon; San Diego, California; and Charleston, South Carolina SFA store closures, the Reno, Nevada OFF 5TH store closure, and the previously announced agreement to close the Denver, Colorado SFA store during the first quarter ending April 30, 2011. The Company incurred $12.1 million of store closing-related costs associated with those locations, including $10.1 million of net lease termination costs, $4.2 million of asset impairment and disposal costs, $2.5 million of severance costs, and $3.8 million of other store-closing related costs, all of which were offset in part by a deferred rent benefit of $8.5 million. Also included in Impairments and Dispositions for 2010 were $1.0 million of asset impairments and dispositions in the normal course of business. The prior year charges were primarily due to asset impairments and dispositions in the normal course of business.

INTEREST EXPENSE

Interest expense increased to $56.7 million in 2010 from $49.5 million in 2009 and, as a percentage of net sales, was 2.0% in 2010 and 1.9% in 2009. The increase of $7.2 million was primarily due to the issuance of $120.0 million of convertible notes in May 2009 and the amortization of financing costs associated with these notes and the amended revolving credit facility. Noncash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $11.9 million and $9.8 million for the years ended January 29, 2011 and January 30, 2010, respectively.

GAIN ON EXTINGUISHMENT OF DEBT

During the year ended January 29, 2011, the Company repurchased $0.8 million of the 7.0% senior notes which resulted in a loss on extinguishment of debt of $4.0 thousand. During the year ended January 30, 2010, the Company extinguished approximately $23.0 million of senior notes. The repurchase of these notes resulted in a gain on extinguishment of debt of $0.8 million.

OTHER INCOME, NET

Other income decreased to $0.1 million in 2010 from $1.0 million in 2009. Other income in 2010 was primarily related to $0.7 million of interest income which was offset by $0.6 million of casualty losses relating to the May 2010 flood at the Nashville, Tennessee OFF 5TH store. Other income in 2009 was primarily attributable to interest income.

INCOME TAXES

For 2010 and 2009, the effective income tax rate for continuing operations differs from the federal statutory tax rate due to state income taxes and other items such as the change in the valuation allowance against state NOL carryforwards, the effect of concluding tax examinations and other tax reserve adjustments primarily relating to statute expirations, and the change in the overall state tax rate. Including the effect of these items, the Company’s effective income tax rate for continuing operations was (41.5%) and 43.6% in 2010 and 2009, respectively. The effective tax benefit rate for 2010 is primarily due to the reversal of an uncertain tax position relating to statute expirations.

FISCAL YEAR ENDED JANUARY 30, 2010 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2009

DISCUSSION OF OPERATING LOSS—CONTINUING OPERATIONS

The following table shows the changes in operating loss from 2008 to 2009:

(In Millions)	Total Company

2008 Operating Loss—Continuing Operations	$(135.4)
Store sales and margin	(17.5)
Operating expenses	116.6
Impairments and dispositions	(18.2)

Change	80.9
2009 Operating Loss—Continuing Operations	$(54.5)

For the year ended January 30, 2010, the Company’s operating loss totaled $54.5 million, a 240 basis point improvement as a percentage of net sales from the operating loss of $135.4 million for the year ended January 31, 2009. The operating loss was driven by a 14.7% decrease in comparable store sales partially offset by a gross margin rate increase of 440 basis points for the year ended January 30, 2010. The increase in the gross margin rate was principally due to fewer markdowns in the fourth quarter of 2009 compared to the aggressive markdowns taken in the fourth quarter of 2008 when the Company initiated promotional activities in an effort to stimulate consumer demand and reduce inventory levels. In addition, the Company achieved SG&A expense leverage of 20 basis points in 2009 despite a year-over-year sales decrease of $411.9 million.

NET SALES

For the year ended January 30, 2010, total net sales decreased 13.5% to $2,631.5 million from $3,043.4 million for the year ended January 31, 2009. Consolidated comparable store sales decreased $440.6 million, or 14.7%, from $2,987.3 million for the year ended January 31, 2009 to $2,546.7 million for the year ended January 30, 2010.

GROSS MARGIN

For the year ended January 30, 2010, gross margin was $963.4 million, or 36.6% of net sales, compared to $980.9 million, or 32.2% of net sales, for the year ended January 31, 2009. The increase in gross margin dollars and gross margin rate was primarily the result of controlled inventory levels and a more disciplined promotional and clearance cadence during the year. In 2008, gross margin was negatively impacted by aggressive markdowns as the Company reacted to the rapidly deteriorating economic conditions and worked to clear excess inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended January 30, 2010, SG&A was $674.3 million, or 25.6% of net sales, compared to $784.5 million, or 25.8% of net sales, for the year ended January 31, 2009. The decrease of $110.2 million in expenses was primarily driven by lower variable expenses associated with the year-over-year sales decrease of $411.9 million, as well as other cost savings initiatives implemented by the Company. As a percentage of total net sales, SG&A decreased by 20 basis points over the prior year.

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

IMPAIRMENTS AND DISPOSITIONS

For the year ended January 30, 2010, the Company recognized net charges from impairments and dispositions of $29.3 million compared to net charges of $11.1 million for the year ended January 31, 2009. These charges were primarily due to asset impairments in the normal course of business.

INTEREST EXPENSE

Interest expense increased to $49.5 million in 2009 from $45.7 million in 2008 and, as a percentage of net sales, was 1.9% in 2009 and 1.5% in 2008. The increase of $3.8 million was primarily due to the issuance of $120.0 million of convertible notes in May 2009 and the amortization of financing costs associated with these notes and the amended revolving credit facility offset in part by the extinguishment of $23.0 million of senior notes in July 2009 and the retirement of $84.1 million in principal amount of senior notes which matured in November 2008. Noncash interest expense associated with the adoption of the accounting standard related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) was $9.8 million and $6.8 million for the years ended January 30, 2010 and January 31, 2009, respectively.

GAIN ON EXTINGUISHMENT OF DEBT

During the year ended January 30, 2010, the Company extinguished approximately $23.0 million of senior notes. The repurchase of these notes resulted in a gain on extinguishment of debt of $0.8 million. There were no such gains recorded during the year ended January 31, 2009.

OTHER INCOME, NET

Other income decreased to $1.0 million in 2009 from $5.6 million in 2008. Other income in 2009 was primarily attributable to interest income. Other income in 2008 included a $3.4 million gain on the sale of three unutilized properties.

INCOME TAXES

For 2009 and 2008, the effective income tax rate for continuing operations differed from the federal statutory tax rate due to state income taxes and other items such as the change in the valuation allowance against state NOL carryforwards, the effect of concluding tax examinations and other tax reserve adjustments, the write-off of an expired federal NOL, and the change in the overall state tax rate. Including the effect of these items, the Company’s effective income tax rate for continuing operations was 43.6% and 27.9% in 2009 and 2008, respectively.

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

There are numerous general business and economic factors affecting the retail industry. These factors include consumer confidence levels, intense competition, global economic conditions and financial market stability. Significant changes in one or more of these factors could potentially have a material adverse impact on the Company’s ability to generate sufficient cash flows to operate its business. The Company expects to be able to manage its working capital and capital expenditure amounts so as to maintain sufficient levels of liquidity. Depending upon its actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt or other securities or other possible capital market transactions for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes.

Cash provided by operating activities from continuing operations was $124.4 million in 2010, $205.9 million in 2009 and $17.2 million in 2008. Cash provided by operating activities principally represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels, and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $81.5 million decrease in cash flows from continuing operations in 2010 as compared to 2009 was primarily the result of changes in working capital, driven by the increase in inventory levels to support the increased sales for the period. The $188.7 million increase in cash flows from continuing operations in 2009 from 2008 was primarily driven by the loss from continuing operations of $57.7 million in 2009 compared to a loss from continuing operations of $126.6 million in 2008 and a reduction in working capital needs as a result of reduced inventory purchases in line with the 14.7% decrease in comparable store sales.

Cash used in investing activities from continuing operations was $55.2 million in 2010, $73.9 million in 2009, and $123.0 million in 2008. Cash used in investing activities primarily relates to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $18.7 million decrease in cash used in 2010 was primarily related to a decrease in capital expenditures for the year. The $49.1 million decrease in cash used in 2009 was primarily related to a decrease in capital expenditures of approximately $52.7 million, partially offset by a decrease in proceeds from the sale of property and equipment of approximately $3.7 million.

Cash used in financing activities from continuing operations was $18.1 million in 2010, as compared to cash provided by financing activities of $18.8 million in 2009 and $35.5 million in 2008. During 2010, cash used in financing activities was primarily related to the payment of $22.9 million for the 7.5% senior notes that matured in December 2010 and $0.8 million repurchase of the 7.0% senior notes that mature in December 2013. During 2009, cash provided by financing activities related to $120.0 million of proceeds from the issuance of the 7.5% convertible notes and $95.1 million of proceeds, net of issuance costs, from the issuance of 14.9 million shares of the Company’s common stock. These inflows were partially offset by the repayment of borrowings under the revolving credit facility of $156.7 million, the early extinguishment of $23.0 million of 7.5% senior notes due in December 2010, the payment of $13.1 million of deferred financing costs related to the 7.5% convertible notes and the amended revolving credit facility agreement, and the payment on capital lease obligations of $4.7 million. The 2008 cash provided by financing activities related to proceeds of $156.7 million from the revolving credit facility and $4.1 million in proceeds from the issuance of common stock associated with stock option exercises partially offset by the repayments of long-term debt and capital lease obligations of approximately $89.2 million and $34.9 million of common stock repurchases.

During 2010 and 2009, there were no repurchases of common stock. During 2008, the Company repurchased approximately 2.9 million shares of its common stock at an average price of $11.83 per share and a total cost of approximately $34.9 million. As of January 29, 2011, there were 32.7 million shares remaining available for repurchase under the Company’s existing shares repurchase program.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its revolving credit facility. In November 2009, the Company entered into an amended and restated revolving credit agreement. The maximum borrowing capacity of the amended facility remains at $500.0 million, and the maturity date of the amended revolving credit agreement is November 2013. As of January 29, 2011 and January 30, 2010, the Company maintained cash and cash equivalent balances of $197.9 million and $147.3 million, respectively. Exclusive of approximately $7.9 million and $11.0 million of store operating cash as of January 29, 2011 and January 30, 2010, respectively, cash was invested principally in money market funds, demand deposits, and time deposits.

As of January 29, 2011, the Company had no direct borrowings under its revolving credit facility, and had $18.9 million in unfunded letters of credit, which reduced the amount of availability under the facility. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that the Company is subject to only if availability under the facility becomes less than

$87.5 million. The Company had $412.4 million of availability under the facility as of January 29, 2011. The availability is based primarily on current levels of inventory, less outstanding letters of credit. The amount of cash on hand and borrowings under the facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of business and economic trends, interest rate levels, and the terms, conditions and availability of capital in the capital markets. As of January 29, 2011, the Company’s capital and financing structure was comprised of a revolving credit agreement, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. As of January 29, 2011, total funded debt (including the equity component of the convertible notes) was $549.3 million, representing a decrease of $26.4 million from the balance of $575.7 million at January 30, 2010. This decrease in debt was primarily the result of the payment of $22.9 million of senior notes that matured in December 2010, the repurchase of $0.8 million of the Company’s 7.0% senior notes that mature in 2013, and a net decrease in capital lease obligations of $2.7 million. Additionally, the debt-to-capitalization ratio decreased to 32.9% in 2010 from 36.1% in 2009.

Senior Revolving Credit Facility

As of January 29, 2011, the Company maintained a senior revolving credit facility maturing in 2013, which is secured by inventory and certain third party credit card accounts receivable. Borrowings are limited to a prescribed percentage of eligible inventories and receivables. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that the Company is subject to only if availability under the facility becomes less than $87.5 million. As of January 29, 2011, the Company was not subject to the fixed charge coverage ratio requirement. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of more than $20 million in principal of that other instrument. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 3.5% to 4.0%, or at the higher of the prime rate and federal funds rate plus a percentage ranging from 2.5% to 3.0%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). The Company also pays an unused line fee ranging from 0.5% to 1.0% per annum on the average daily unused revolver.

As of January 29, 2011, the Company had no outstanding borrowings under the revolving credit facility. The senior revolving credit facility has a maximum capacity of $500 million.

Senior Notes

As of January 29, 2011, the Company had $145.6 million of senior notes outstanding, excluding the convertible notes, comprising three separate series having maturities ranging from 2011 to 2019 and interest rates ranging from 7.00% to 9.88%, of which $141.6 million mature in October 2011. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. There are no financial covenants or debt-rating triggers associated with these notes and each senior note contains limitations on the amount of secured indebtedness the Company may incur.

In December 2010, the Company paid $22.9 million upon maturity of its 7.5% senior notes.

In May 2010, the Company repurchased $0.8 million of its 7% senior notes that mature in December 2013. The repurchase of these notes resulted in an immaterial loss on extinguishment of debt.

In June and July 2009, the Company repurchased $23.0 million of its 7.5% senior notes that mature in December 2010. The repurchase of these notes resulted in a gain on extinguishment of debt of approximately $0.8 million.

7.5% Convertible Notes

As of January 29, 2011, the Company had $120 million of convertible notes outstanding that bear cash interest semiannually at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares, cash, or a combination thereof at its discretion. During 2009, the Company received net proceeds from the convertible notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

On February 1, 2009, the Company adopted a new standard related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

Upon issuance of the convertible notes, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $15.2 million is being accreted to interest expense over the remaining 2.8 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

The convertible notes were classified within “long-term debt” on the Consolidated Balance Sheet as of January 29, 2011 and January 30, 2010 because the Company can settle the principal amount of the notes with shares, cash, or a combination thereof at its discretion.

2.0% Convertible Senior Notes

As of January 30, 2010, the Company had $230 million of convertible senior notes outstanding that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 21, 2011. The Company can settle a conversion of the notes with shares, cash, or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of January 29, 2011, the conversion criteria with respect to the credit rating requirements were met.

The Company used approximately $25 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes.

Upon the February 1, 2009 adoption of the provisions of the standard related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the ten-year period from the issuance date to the first put date of the notes in 2014 resulting in an increase in non-cash interest expense. The current unamortized discount of $27.4 million will be recognized over the remaining 3.1 year period.

The convertible notes were classified within “long-term debt” on the Consolidated Balance Sheet as of January 29, 2011 and January 30, 2010 because the Company can settle the principal amount of the notes with shares, cash, or a combination thereof at its discretion.

The Company believes it will have sufficient cash on hand, availability under its revolving credit facility and access to various capital markets to repay both the senior notes and convertible notes at maturity.

Capital Leases

As of January 29, 2011, the Company had $53.7 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $6.0 million and $7.0 million per year.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The contractual cash obligations at January 29, 2011 associated with the Company’s capital structure, as well as other contractual obligations, are illustrated in the following table:

	Payments Due by Period
(Dollars in Millions)	Within 1 year	Years 2-3	Years 4-5	After Year 5	Total
Long-Term Debt, including interest	$165	$148	$9	$270	$592
Capital Lease Obligations, including interest	12	23	20	35	90
Operating Leases	61	106	80	151	398
Purchase Obligations	451	17	18	—	486
Other Long-Term Liabilities	10	7	4	6	27

Total Contractual Cash Obligations	$699	$301	$131	$462	$1,593

The Company’s purchase obligations principally consist of purchase orders for merchandise, store construction contract commitments, maintenance contracts, and services agreements and amounts due under employment agreements. Amounts committed under open purchase orders for merchandise inventory represent approximately $428 million of the purchase obligations within one year, a substantial portion of which are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

Other long-term liabilities consist of the Company’s liabilities related to its supplemental executive retirement plan and long-term cash bonus plan. Additionally, the Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. In November 2010, the Company voluntarily contributed approximately 1.8 million newly issued shares of the Company’s common stock, valued at approximately $20.0 million, in order to strengthen the funded status of the pension plan and reduce the amount of future funding requirements. The Company expects funding requirements of approximately $3.2 million in 2011, which is included within other long-term liabilities in the foregoing table.

Other long-term liabilities excluded from the above table include deferred compensation obligations of $13.2 million as the timing of payments for this obligation is subject to employee elections and other employment factors. Other long-term liabilities also excluded from the above table include non-cash obligations for deferred rent and deferred property incentives. Other unrecorded obligations that have been excluded from the contractual obligations table include contingent rent payments, property taxes, insurance payments, amounts that might come due under change-in-control provisions of employment agreements, and common area maintenance costs.

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at January 29, 2011, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $14.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

The Company has not entered into any off-balance sheet arrangements which would be reasonably likely to have a current or future material effect, such as obligations under certain guarantees or contracts, retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements, obligations under certain derivative arrangements, and obligations under material variable interests.

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

CREDIT CARDS

On April 15, 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by the National Bank of the Great Lakes and the Company’s ownership interest in the assets of a trust, to HSBC, a third party financial institution.

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

At the end of the ten-year term expiring in 2013, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, substantially all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the occurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase substantially all credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early on January 29, 2011 would have been approximately $10.9 million. Management believes the risk of incurring a contingent payment is remote.

The Company and HSBC have entered into several amendments to the program agreement since 2003. In October 2009, the Company and HSBC entered into a fifth amendment to the program agreement in response to macroeconomic conditions and portfolio performance, which provided for certain changes to the allocation of risk and revenue sharing between the parties. The fifth amendment, which became effective February 1, 2010, provides for HSBC to share with the Company certain credit losses of the card portfolio and also provides increased revenue sharing to the Company.

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

CAPITAL NEEDS

The Company estimates capital expenditures for 2011 will be between $65 and $75 million, net of any proceeds including tenant allowances, primarily for store renovations, enhancements to management information systems, maintenance capital and replacement capital expenditures. The Company anticipates that working capital requirements related to existing stores, store renovations and capital expenditures will be funded through cash on hand, cash provided by operations, and the revolving credit facility.

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

COST OF SALES AND INVENTORY VALUATION

Merchandise inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) retail inventory method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased with a charge to cost of sales contemporaneous with the lowering of the retail value of the inventory on the sales floor through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is being devalued with markdowns prior to the sale of the merchandise. The areas requiring significant management judgment include (1) setting the original retail value for the merchandise held for sale, (2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value, and (3) estimating the shrinkage that has occurred through theft during the period between physical inventory counts.

These judgments and estimates, coupled with the averaging processes within the retail method, can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include setting original retail prices for merchandise held for sale too high, failure to identify a decline in perceived value of inventories and process the appropriate retail value markdowns, and overly optimistic or overly conservative inventory shrinkage estimates. The Company believes it has the appropriate merchandise valuation and pricing controls in place to minimize the risk that its inventory values would be materially under or overvalued.

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

DEPRECIATION AND RECOVERABILITY OF CAPITAL ASSETS

Over forty percent of the Company’s assets at January 29, 2011 are represented by investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions for use in evaluating the carrying value of capital assets requires judgments and estimates.

•

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Land is not depreciated. Buildings and building improvements are depreciated over 20 to 40 years. Store fixtures are depreciated over 10 years. Equipment utilized in stores (e.g., escalators) and in support areas (e.g., distribution centers, technology) and fixtures in support areas are depreciated over 3 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Internally generated computer software is amortized over 3 to 7 years. Generally, there is no estimated salvage value at the end of the useful life of the assets.

•

Costs incurred when constructing stores, including interest expense, are capitalized. The Company may receive allowances from landlords related to the construction. If the landlord is determined to be the primary beneficiary of the property, then the portion of those allowances attributable to the property owned by the landlord is considered to be a deferred rent liability, whereas the corresponding capital expenditures related to that store are considered to be prepaid rent. Allowances in excess of the amounts attributable to the property owned by the landlord are considered improvement allowances and are recorded as deferred rent liabilities that are amortized over the life of the lease. Capital expenditures are also reduced when the Company receives cash and allowances from merchandise vendors to fund the construction of vendor shops.

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

•

Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, such as opening a new store near an existing store, announcing plans for a store closure, a history of store operating losses, etc. The recoverability assessment requires judgments and estimates for future store generated cash flows. The underlying estimates of future cash flows include assumptions about key store variables, including sales, gross margin rates, and store expenses.

LEASES

The Company leases certain stores, its distribution centers, and its administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for a percentage of sales in excess of specified levels. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. Rent expense incurred prior to the opening of a store is charged to Store Pre-Opening Costs. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the Consolidated Balance Sheets and amortizes the deferred rent over the terms of the lease to rent expense in the Consolidated Statements of Income. The Company records rent liabilities on the Consolidated Balance Sheets for contingent percentage of sales lease provisions when the Company determines that it is probable that the specified levels will be reached during the fiscal year.

INCOME AND OTHER TAXES

The majority of the Company’s net deferred tax assets of $249.5 million at January 29, 2011 consist of federal and state NOL carryforwards that will expire between 2011 and 2030. The majority of the NOL carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence that all but $30.1 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $30.1 million has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In 2010, this evaluation resulted in a net reduction to the reserve against state deferred tax assets of $2.2 million, impacting the Company’s results of operations. A similar analysis was performed in 2009, which resulted in an additional reserve against state deferred tax assets of $3.0 million. While the Company has incurred a cumulative loss over the three-year period ended January 29, 2011, after evaluating all available evidence including past operating results, current year operating income, the macroeconomic factors contributing to the 2008 and 2009 fiscal loss, the length of the carryforward periods available and the Company’s forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not the deferred tax asset, net of the $30.1 million valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for additional valuation allowance in the future. If future results are less than projected or tax planning strategies are no longer viable, then additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on the Company’s results of operations in the period in which it is recorded.

The Company is routinely under examination by federal, state and local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, the Company often accrues for exposures related to uncertain tax positions.

The Company had approximately $14.3 million and $40.4 million of gross unrecognized tax benefits as of January 29, 2011 and January 30, 2010, respectively. As of January 29, 2011, $7.8 million represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate in any future periods. The Company continually evaluates its tax filing positions and to the extent the Company prevails on audits or statutes of limitation expire, the unrecognized tax benefits could be realized.

The Company files a consolidated U.S. Federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through February 3, 2007 with no significant adjustments. With respect to the state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and beyond and currently has examinations in progress for several jurisdictions.

PENSION PLANS

The Company sponsors a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the Pension Plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company amended the Pension Plan to suspend future benefit accruals for all remaining participants in the plan effective March 13, 2009. This curtailment resulted in a gain of approximately $0.6 million for the year ended January 31, 2009.

Pension expense is based on actuarial models used to estimate the total benefits ultimately payable to participants and is allocated to the respective service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. The Company’s funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. The Company may provide additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation. The Pension Plan and SERP are valued annually as of the Company’s fiscal year-end balance sheet date. The projected unit credit method is utilized in recognizing the pension liabilities.

Effective January 31, 2009, in accordance with a new accounting pronouncement, the Company changed its measurement date from November 1 to the date of its fiscal year end. The Company elected to adopt the change in measurement date using the alternative transition method. In accordance with the alternative transition method, the actuarial valuation provided a 15-month projection of net periodic benefit cost to January 31, 2009 that resulted in a $0.3 million decrease to 2008 ending retained earnings.

Pension assumptions are based upon management’s best estimates as of the annual measurement date.

•

The discount rate is primarily used in calculating the Company’s pension obligation, which is represented by the Accumulated Benefit Obligation (“ABO”) and the Projected Benefit Obligation (“PBO”) and in calculating net periodic benefit expense. The discount rate utilized is based upon pension discount curves and bond portfolio curves over a duration that is similar to the expected future cash flows of the plans as of the measurement date. As of January 29, 2011, the discount rate used to calculate the ABO and PBO was 4.8% and 5.1% for the Pension Plan and SERP, respectively. To the extent the discount rate increases or decreases, the Company’s PBO is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is approximately $2.5 million on the PBO and approximately $0.1 million on annual pension expense. To the extent the PBO increases, the after-tax effect of such increases would reduce Other Comprehensive Income and Shareholders’ Equity.

•

The expected long-term rate of return on plan assets is used primarily in calculating the expected return on plan assets component of the Company’s net periodic benefit expense. The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. The assumed expected long-term rate of return on plan assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. The Company’s investment strategy is to maintain a diversified portfolio of asset classes with the primary goal of ensuring that funds are available to meet the Pension Plan’s benefit obligations when they become due, while maintaining an appropriate level of risk. The Pension Plan’s target asset allocation is determined by the Company’s Retirement Committee and for the year ended January 29, 2011, the Pension Plan’s target asset allocation was approximately 55% equity, 40% fixed income, and 5% real estate. To the extent the actual rate of return on assets realized is greater than or less than the assumed rate of return, that year’s annual pension expense is not affected. Rather, the gain or loss is recognized in Accumulated Other Comprehensive Income and would reduce or increase future pension expense over a period of approximately 10 years. The Company’s expected long-term rate of return on plan assets was 8.0% in 2010. The estimated effect of a 0.50% change in the long-term rate of return on plan assets is $0.6 million on the net periodic benefit expense.

•

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is primarily used in calculating the PBO and net periodic benefit expense. No assumption was used in 2010 as the Pension Plan was amended to suspend all future benefit accruals for all active participants.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to improving disclosures about fair value measurements. The update requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The accounting standard update is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for periods beginning after December 15, 2010. Adoption of this accounting standard update as it relates to Level 1 and Level 2 fair value disclosures did not impact the Company’s consolidated financial statements. The Company does not expect the adoption of the accounting standard update related to the Level 3 reconciliation disclosures to have a material impact on its consolidated financial statements.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2010, the Company adopted a new standard that changed the accounting for transfers of financial assets. This new standard eliminates the concept of a qualified special-purpose entity, removes the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities, changes the standard for de-recognizing financial assets, and requires enhanced disclosure. The adoption of this new standard did not impact the Company’s consolidated financial statements.

On January 31, 2010, the Company adopted a new standard for determining whether to consolidate a variable interest entity. This new standard eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis and required an ongoing reassessment of whether an entity is the primary beneficiary. The adoption of this new standard did not impact the Company’s consolidated financial statements.

On February 1, 2009, the Company retrospectively adopted a new standard related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The standard specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effect of the adoption is disclosed in Note 6 to the consolidated financial statements.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Company for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that the Company reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with SEC guidance.

In December 2008, the FASB issued additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The new disclosure requirements include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurement using significant unobservable inputs and concentrations of risk within plan assets. The new disclosure requirements are effective for fiscal years ending after December 15, 2009. See Note 8 to the consolidated financial statements for the disclosures required in accordance with this accounting standard.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for luxury apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; macroeconomic conditions and their effect on consumer spending; the Company’s ability to secure adequate financing; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC; geo-political risks; the performance of the financial markets; changes in interest rates; and fluctuations in foreign currency. For additional information regarding these and other risk factors, please refer to Item 1A of Part I in this Form 10-K.

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

Based on the Company’s market risk sensitive instruments outstanding at January 29, 2011, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of January 29, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting which appears in Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to the Company’s directors is incorporated by reference to the section entitled “Election of Directors” in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this Item with respect to the Company’s Code of Business Conduct and Ethics and Audit Committee (including the Company’s “audit committee financial expert”) is incorporated by reference to the section of the Proxy Statement entitled “Corporate Governance.”

The information required by this Item with respect to the Company’s executive officers is set forth under “Executive Officers of the Registrant” in this Form 10-K Report.

The information required by this Item with respect to Section 16(a) of the Exchange Act is incorporated by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

The information required by this Item with respect to director and executive officer compensation is incorporated by reference to the section of the Proxy Statement entitled “Executive Compensation.”

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)-(2)	Financial Statements and Schedules—The list of consolidated financial statements and schedules set forth in the Index to Consolidated Financial Statements on page F-1 herein is incorporated herein by reference. All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financials statements or notes thereto.

(2)	Exhibits—The exhibits listed in the accompanying Index to Exhibits immediately following the signature page to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 18, 2011.

SAKS INCORPORATED

By:	/S/ KEVIN G. WILLS
Kevin G. Wills
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2011.

/S/ STEPHEN I. SADOVE
Stephen I. Sadove
Chief Executive Officer
Chairman of the Board
Principal Executive Officer

/S/ KEVIN G. WILLS
Kevin G. Wills
Executive Vice President and
Chief Financial Officer
Principal Financial and Accounting Officer

/S/ DONALD E. HESS
Donald E. Hess
Lead Director

/S/ ROBERT B. CARTER
Robert B. Carter
Director

/S/ MICHAEL S. GROSS
Michael S. Gross
Director

/S/ MARGUERITE W. KONDRACKE
Marguerite W. Kondracke
Director

/S/ JERRY W. LEVIN
Jerry W. Levin
Director

/S/ NORA P. MCANIFF
Nora P. McAniff
Director

/S/ C. WARREN NEEL
C. Warren Neel
Director

/S/ CHRISTOPHER J. STADLER
Christopher J. Stadler
Director

/S/ RONALD DE WAAL
Ronald de Waal
Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Composite of Charter of Saks Incorporated (the “Company”) (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on July 30, 2009)

3.2	Amended and Restated Bylaws of the Company (as amended through December 9, 2009) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009)

4.1	Indenture, dated as of December 2, 1998, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as Trustee, related to the 7 1/2% Notes due 2010 (the “2010 Notes”) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 4, 1998)

4.2	First Supplemental Indenture, dated as of February 17, 1999, among the Company, the Subsidiary Guarantors and The First National Bank of Chicago, as Trustee, related to the 2010 Notes (incorporated by reference to Exhibit 4.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2008 10-K”))

4.3	Second Supplemental Indenture, dated as of May 18, 2000, among the Company, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee, related to the 2010 Notes (incorporated by reference to Exhibit 4.2.2 to the 2008 10-K)

4.4	Third Supplemental Indenture, dated as of April 18, 2001, among the Company, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee, related to the 2010 Notes (incorporated by reference to Exhibit 4.2.3 to the 2008 10-K)

4.5	Fourth Supplemental Indenture, dated as of November 19, 2001, among the Company, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee, related to the 2010 Notes (incorporated by reference to Exhibit 4.2.4 to 2008 10-K)

4.6	Fifth Supplemental Indenture, dated as of February 12, 2002, among the Company, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee, related to the 2010 Notes (incorporated by reference to Exhibit 4.2.5 to the 2008 10-K)

4.7	Sixth Supplemental Indenture, dated as of June 23, 2004, among the Company, the Subsidiary Guarantors and J.P. Morgan Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee, related to the 2010 Notes (incorporated by reference to Exhibit 4.2.6 to 2008 10-K)

4.8	Seventh Supplemental Indenture, dated as of July 19, 2005, among the Company, the Subsidiary Guarantors named therein, and J.P. Morgan Chase Bank, N.A. as Trustee, related to the 2010 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 21, 2005)

4.9	Eighth Supplemental Indenture, dated as of January 31, 2010, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Mellon (successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, related to the 2010 Notes (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (the “2009 10-K”))

4.10	Indenture, dated as of February 17, 1999, among the Company, the Subsidiary Guarantors, and The First National Bank of Chicago, as trustee, related to the 7 3/8% Notes due 2019 (the “2019 Notes”) (incorporated by reference to the Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 19, 1999)

Exhibit No.	Description
4.11	Second Supplemental Indenture, dated as of May 18, 2000, among the Company, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee, related to the 2019 Notes (incorporated by reference to Exhibit 4.3.1 to the 2008 10-K)

4.12	Third Supplemental Indenture, dated as of April 18, 2001, among the Company, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee, related 2019 Notes (incorporated by reference to Exhibit 4.3.2 to the 2008 10-K)

4.13	Fourth Supplemental Indenture, dated as of November 19, 2001, among the Company, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee, related to the 2019 Notes (incorporated by reference to Exhibit 4.3.3 to the 2008 10-K)

4.14	Fifth Supplemental Indenture, dated as of February 12, 2002, among the Company, the Subsidiary Guarantors and Bank One Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee, related to the 2019 Notes (incorporated by reference to Exhibit 4.3.4 to the 2008 10-K)

4.15	Sixth Supplemental Indenture, dated as of June 23, 2004, among the Company, the Subsidiary Guarantors and J.P. Morgan Trust Company, National Association, successor-in-interest to The First National Bank of Chicago, as Trustee, related to the 2019 Notes (incorporated by reference to Exhibit 4.3.5 to the 2008 10-K)

4.16	Seventh Supplemental Indenture, dated as of July 19, 2005, among the Company, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee, related to the 2019 Notes (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 21, 2005)

4.17	Eighth Supplemental Indenture, dated as of January 31, 2010, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Mellon (successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, related to the 2019 Notes (incorporated by reference to Exhibit 4.17 to the 2009 10-K)

4.18	Indenture, dated as of October 4, 2001, among the Company, the Subsidiary Guarantors, and Bank One Trust Company, National Association, as trustee, related to the 9 7/8% Notes due 2011 (the “2011 Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 11, 2001)

4.19	First Supplemental Indenture, dated as of November 19, 2001, among the Company, the Subsidiary Guarantors and Bank One Trust Company, National Association, as Trustee, related to the 2011 Notes (incorporated by reference to Exhibit 4.4.1 to the 2008 10-K)

4.20	Second Supplemental Indenture, dated as of February 12, 2002, among the Company, the Subsidiary Guarantors and Bank One Trust Company, National Association, as Trustee, related to the 2011 Notes (incorporated by reference to Exhibit 4.4.2 to the 2008 10-K)

4.21	Third Supplemental Indenture, dated as of June 23, 2004, among the Company, the Subsidiary Guarantors and J.P. Morgan Trust Company, National Association, successor-in-interest to Bank One Trust Company, National Association, as Trustee, related to the 2011 Notes (incorporated by reference to Exhibit 4.4.3 to the 2008 10-K)

4.22	Fourth Supplemental Indenture, dated as of July 1, 2005, among the Company, the Subsidiary Guarantors named therein, and JPMorgan Chase Bank, N.A., as trustee, related to the 2011 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2005)

Exhibit No.	Description
4.23	Fifth Supplemental Indenture, dated as of January 31, 2010, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Mellon (successor in interest to J.P. Morgan Trust Company, National Association), as Trustee, related to the 2011 Notes (incorporated by reference to Exhibit 4.23 to the 2009 10-K)

4.24	Indenture, dated as of December 8, 2003, among the Company, the Subsidiary Guarantors named therein, and the Bank of New York, as Trustee, related to the 7% Notes due 2013 (the “2013 Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 11, 2003)

4.25	First Supplemental Indenture, dated as of May 20, 2004, among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee, related to the 2013 Notes (incorporated by reference to Exhibit 4.8.1 to the 2008 10-K)

4.26	Second Supplemental Indenture, dated as of July 19, 2005, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, related to the 2013 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 21, 2005)

4.27	Third Supplemental Indenture, dated as of January 31, 2010, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Mellon (successor in interest to The Bank of New York Trust Company, N.A.), as Trustee, related to the 2013 Notes (incorporated by reference to Exhibit 4.27 to the 2009 10-K)

4.28	Indenture, dated as of March 23, 2004, between the Company, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, related to the 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”) (incorporated by reference to Exhibit 4.1 to the Form 8-K of Saks Incorporated filed on March 26, 2004)

4.29	Supplemental Indenture, dated as of July 1, 2005, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, related to the 2024 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2005)

4.30	Second Supplemental Indenture, dated as of January 31, 2010, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Mellon (successor in interest to The Bank of New York Trust Company, N.A.), as Trustee, related to the 2024 Notes (incorporated by reference to Exhibit 4.30 to the 2009 10-K)

4.31	Indenture, dated as of May 27, 2009, between the Company, the subsidiary guarantors named therein and The Bank of New York Mellon, as Trustee, related to the 7.50% Convertible Notes due 2013 (the “2013 Convertible Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009)

4.32	Supplemental Indenture, dated as of January 31, 2010, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Mellon, as Trustee, related to the 2013 Convertible Notes (incorporated by reference to Exhibit 4.32 to the 2009 10-K)

10.1	Supplemental Transaction Agreement, dated as of April 14, 2003, among the Company, National Bank of the Great Lakes, Saks Credit Corporation, Household Finance Corporation, and Household Bank (SB), N.A. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 29, 2003)

10.2	Servicing Agreement, dated as of April 15, 2003, between Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) and Household Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 29, 2003)

Exhibit No.	Description
10.3	First Amendment to Servicing Agreement, dated May 27, 2005, between Household Corporation and Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (the “2007 10-K”))

10.4	Amendment to Servicing Agreement, dated April 4, 2007, between Household Corporation and Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) and Program Agreement between the Company, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.), and HSBC Bank Nevada, National Association (incorporated by reference from the Exhibit 10.7.4 to the 2007 10-K)

10.5	Program Agreement, dated as of April 15, 2003, among the Company, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) and Household Bank (SB), N.A. (incorporated by reference from the Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 29, 2003)

10.6	Second Amendment to Program Agreement, dated as of June 15, 2004, between Household Bank (SB), N.A., the Company and Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) (incorporated by reference to Exhibit 10.7.1 to the 2007 10-K)

10.7	Third Amendment to Program Agreement, dated as of August 24, 2005, between the Company, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.), and HSBC Bank Nevada, National Association (incorporated by reference to Exhibit 10.7.2 to the 2007 10-K)

10.8	Fourth Amendment to Program Agreement, dated as of November 28, 2007, between the Company, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.), and HSBC Bank Nevada, National Association (incorporated by reference to Exhibit 10.7.3 to the 2007 10-K)

10.9	Fifth Amendment to the Program Agreement, dated as of October 19, 2009, among the Company, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc.), and HSBC Bank Nevada, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 21, 2009)

10.10	Second Amended and Restated Credit Agreement, dated as of November 23, 2009, among the Company, the other Borrowers named therein, the various financial institutions now or hereafter parties thereto, as Lenders, Wells Fargo Retail Finance, LLC, as Agent, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Collateral Agents, Regions Bank, as Syndication Agent, and UBS Securities LLC and General Electric Capital Corporation, as Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 24, 2009)

MANAGEMENT CONTRACTS, COMPENSATORY PLANS OR ARRANGEMENTS, ETC.

10.11	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999)

10.12	Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001)

10.13	Saks Incorporated 2004 Long-Term Incentive Plan (the “2004 LTIP”) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-116563) filed on June 17, 2004)

Exhibit No.	Description
10.14	Amendment No. 1 to the 2004 LTIP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 31, 2007)

10.15	Saks Incorporated 2009 Long-Term Incentive Plan (the “2009 LTIP”) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-159952) filed on June 12, 2009)

10.16	Form of Stock Option Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 (the “2009 Third Quarter 10-Q”))

10.17	Form of Stock Option Grant Document under the 2009 LTIP (incorporated by reference to Exhibit 10.2 to the 2009 Third Quarter 10-Q)

10.18	Form of Restricted Stock Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.3 to the 2009 Third Quarter 10-Q)

10.19	Form of Supplement to Restricted Stock Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.4 to the 2009 Third Quarter 10-Q)

10.20	Form of Performance Award Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.5 to the 2009 Third Quarter 10-Q)

10.21	Form of Supplement to Performance Award Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.6 to the 2009 Third Quarter 10-Q)

10.22	2007 Saks Incorporated Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007)

10.23	Saks Incorporated Amended and Restated Employee Stock Purchase Plan, effective September 16, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2008)

10.24	Saks Incorporated Amended and Restated Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.16 to the 2008 10-K)

10.25	Saks Incorporated Severance Plan, effective as of November 1, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2007)

10.26	Form of Indemnification Agreement between the Company, and each of the counterparties thereto (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006)

10.27	Employment Agreement, dated as of July 31, 2007, between the Company and Stephen I. Sadove, Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2007)

10.28	Amendment to Employment Agreement, dated as of December 16, 2008, between the Company and Stephen I. Sadove, Chief Executive Officer (incorporated by reference to Exhibit 10.35.1 to the 2008 10-K)

10.29	Amendment to Employment Agreement, dated April 9, 2009, between the Company and Stephen I. Sadove, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarterly period ended May 2, 2009 (the “2009 First Quarter 10-Q”))

10.30	Amendment to Employment Agreement, dated December 9, 2010, between the Company and Stephen I. Sadove, Chairman and Chief Executive Officer (to comply with Internal Revenue Code (“IRC”) 409A) *

Exhibit No.	Description
10.31	Employment Agreement, dated as of April 17, 2007, between the Company and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on April 19, 2007)

10.32	Amendment to Employment Agreement, dated as of December 18, 2008, between the Company and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.32.1 to the 2008 10-K)

10.33	Amendment to Employment Agreement, dated April 9, 2009, between the Company and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.4 to the 2009 First Quarter 10-Q)

10.34	Amendment to Employment Agreement, dated December 14, 2010, between the Company and Kevin G. Wills, Executive Vice President and Chief Financial Officer (to comply with IRC 409A) *

10.35	Employment Agreement, dated as of July 31, 2007, between the Company and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2007)

10.36	Amendment to Employment Agreement, dated as of December 18, 2008, between the Company and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference to Exhibit 10.36.1 to the 2008 10-K)

10.37	Amendment to Employment Agreement, dated April 9, 2009, between the Company and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference to Exhibit 10.3 to the 2009 First Quarter 10-Q)

10.38	Amendment to Employment Agreement, dated December 13, 2010, between the Company and Ronald L. Frasch, President and Chief Merchandising Officer (to comply with IRC 409A) *

10.39	Form of Employment Agreement for Executive Officers (executed by Christina A. Morena and Jennifer de Winter) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 6, 2007)

10.40	Form of Amendment to Employment Agreement for Executive Officers (executed by Christine A. Morena and Jennifer de Winter) *

10.41	Form of Amendment to Employment Agreement for Executive Officers (executed by Christine A. Morena and Jennifer de Winter) (to comply with IRC 409A) *

21.1	Subsidiaries of the registrant *

23.1	Consents of Independent Registered Public Accounting Firm *

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of the principal accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Saks Incorporated Employee Stock Purchase Plan Financial Statements for the years ended December 31, 2010 and December 31, 2009 *

Exhibit No.	Description
101	The following materials from Saks Incorporated’s Annual Report on Form 10-K for the year ended January 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 29, 2011 and January 30, 2010, (ii) Consolidated Statements of Income for the years ended January 29, 2011, January 30, 2010, and January 31, 2009, (iii) Consolidated Statements of Cash Flows for the years ended January 29, 2011, January 30, 2010, and January 31, 2009, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended January 29, 2011, January 30, 2010, and January 31, 2009, and (v) Notes to Condensed Consolidated Financial Statements*
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Saks Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Saks Incorporated and its subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011 based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Birmingham, Alabama

March 18, 2011

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per share amounts)	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
NET SALES	$2,785,745	$2,631,532	$3,043,438
Cost of sales (excluding depreciation and amortization)	1,668,487	1,668,097	2,062,494

Gross margin	1,117,258	963,435	980,944
Selling, general and administrative expenses	715,951	674,306	784,510
Other operating expenses
Property and equipment rentals	98,501	101,756	101,063
Depreciation and amortization	118,696	135,162	134,694
Taxes other than income taxes	79,889	75,271	82,598
Store pre-opening costs	1,038	2,077	2,328
Impairments and dispositions	13,085	29,348	11,139

OPERATING INCOME (LOSS)	90,098	(54,485)	(135,388)
Interest expense	(56,725)	(49,480)	(45,739)
Gain (loss) on extinguishment of debt	(4)	783	—
Other income, net	117	1,019	5,600

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33,486	(102,163)	(175,527)
Benefit for income taxes	(13,910)	(44,501)	(48,902)

INCOME (LOSS) FROM CONTINUING OPERATIONS	47,396	(57,662)	(126,625)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	693	(395)	(52,727)
Provision (benefit) for income taxes	243	(138)	(20,548)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	450	(257)	(32,179)

NET INCOME (LOSS)	$47,846	$(57,919)	$(158,804)

Per share amounts—Basic
Income (loss) from continuing operations	$0.31	$(0.40)	$(0.92)
Loss from discontinued operations	$—	$—	$(0.23)
Net income (loss)	$0.31	$(0.40)	$(1.15)

Per share amounts—Diluted
Income (loss) from continuing operations	$0.30	$(0.40)	$(0.92)
Loss from discontinued operations	$—	$—	$(0.23)
Net income (loss)	$0.30	$(0.40)	$(1.15)

Weighted average common shares:
Basic	154,325	143,194	138,384
Diluted	158,413	143,194	138,384

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, except per share amounts)	January 29, 2011	January 30, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,866	$147,301
Merchandise inventories	671,383	649,196
Other current assets	105,404	93,479
Deferred income taxes, net	86,116	35,974

TOTAL CURRENT ASSETS	1,060,769	925,950
PROPERTY AND EQUIPMENT, NET OF DEPRECIATION	890,364	956,082
DEFERRED INCOME TAXES, NET	163,408	221,354
OTHER ASSETS	28,559	32,315

TOTAL ASSETS	$2,143,100	$2,135,701

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$88,378	$101,739
Accrued expenses	191,002	199,406
Accrued compensation and related items	55,029	50,779
Current portion of long-term debt	147,498	27,857

TOTAL CURRENT LIABILITIES	481,907	379,781
LONG-TERM DEBT	359,250	493,330
OTHER LONG-TERM LIABILITIES	138,378	190,980

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' EQUITY
Preferred stock—$1.00 par value; Authorized—10,000 shares; Issued and outstanding—none	—	—
Common stock—$0.10 par value; Authorized—500,000 shares; Issued and outstanding—162,899 shares and 159,786 shares	16,290	15,979
Additional paid-in capital	1,318,862	1,277,773
Accumulated other comprehensive loss	(46,091)	(48,800)
Accumulated deficit	(125,496)	(173,342)

TOTAL SHAREHOLDERS' EQUITY	1,163,565	1,071,610

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,143,100	$2,135,701

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at February 2, 2008	141,784	$14,180	$1,162,220	$43,036	$(15,002)	$1,204,434
Net loss				(158,804)		(158,804)
Change in minimum pension liability, net of tax					(41,434)	(41,434)

Comprehensive loss						(200,238)
Pension measurement date change				345		345
Issuance of common stock	636	64	4,025			4,089
Income tax provision adjustment related to employee stock plans			1,352			1,352
Net activity under stock compensation plans	2,699	269	(1,130)			(861)
Stock-based compensation			16,354			16,354
Repurchase of common stock	(2,949)	(295)	(34,594)			(34,889)

Balance at January 31, 2009	142,170	$14,218	$1,148,227	$(115,423)	$(56,436)	$990,586
Net loss				(57,919)		(57,919)
Change in minimum pension liability, net of tax					7,636	7,636

Comprehensive loss						(50,283)
Issuance of common stock, net	15,097	1,509	94,689			96,198
Income tax provision adjustment related to employee stock plans			(2,491)			(2,491)
Issuance of 7.5% Convertible Notes			21,147			21,147
Net activity under stock compensation plans	2,519	252	(645)			(393)
Stock-based compensation			16,846			16,846

Balance at January 30, 2010	159,786	$15,979	$1,277,773	$(173,342)	$(48,800)	$1,071,610
Net income				47,846		47,846
Change in minimum pension liability, net of tax					2,709	2,709

Comprehensive income						50,555
Issuance of common stock, net	2,064	206	21,057			21,263
Income tax provision adjustment related to employee stock plans			5,967			5,967
Net activity under stock compensation plans	1,049	105	(2,701)			(2,596)
Stock-based compensation			16,766			16,766
Balance at January 29, 2011	162,899	$16,290	$1,318,862	$(125,496)	$(46,091)	$1,163,565

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In Thousands)	January 29, 2011	January 30, 2010	January 31, 2009
OPERATING ACTIVITIES
Net income (loss)	$47,846	$(57,919)	$(158,804)
Income (loss) from discontinued operations	450	(257)	(32,179)

Income (loss) from continuing operations	47,396	(57,662)	(126,625)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on extinguishment of debt	4	(783)	—
Depreciation and amortization	118,696	135,162	134,694
Stock-based compensation	16,766	16,846	16,354
Amortization of discount on convertible notes	11,910	9,819	6,811
Deferred income taxes	17,354	(40,585)	(49,780)
Impairments and dispositions	(2,814)	29,348	11,139
Excess tax benefits from stock-based compensation	(9,793)	—	—
Gain on sale of property	(482)	(628)	(3,400)
Changes in operating assets and liabilities:
Merchandise inventories	(22,187)	79,645	118,539
Other current assets	(13,942)	11,409	20,990
Accounts payable and accrued liabilities	(13,921)	13,577	(114,577)
Other operating assets and liabilities	(24,606)	9,727	3,025

Net Cash Provided By Operating Activities—Continuing Operations	124,381	205,875	17,170
Net Cash Used In Operating Activities—Discontinued Operations	(500)	(13,670)	(18,667)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	123,881	192,205	(1,497)

INVESTING ACTIVITIES
Purchases of property and equipment	(55,721)	(74,577)	(127,305)
Proceeds from the sale of property and equipment	548	643	4,338

Net Cash Used In Investing Activities—Continuing Operations	(55,173)	(73,934)	(122,967)
Net Cash Used In Investing Activities—Discontinued Operations	—	—	(1,875)

NET CASH USED IN INVESTING ACTIVITIES	(55,173)	(73,934)	(124,842)

FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	—	120,000	—
Payment of deferred financing costs	—	(13,105)	—
Proceeds from (payments on) revolving credit facility	—	(156,675)	156,675
Payments of long-term debt	(23,654)	(22,208)	(84,132)
Payments of capital lease obligations	(5,481)	(4,673)	(5,110)
Excess tax benefits from stock-based compensation	9,793	—	—
Cash dividends paid	(102)	(781)	(1,183)
Purchases of common stock	—	—	(34,889)
Net proceeds from issuance of common stock	1,301	96,199	4,089

Net Cash Provided By (Used In) Financing Activities—Continuing Operations	(18,143)	18,757	35,450
Net Cash Used In Financing Activities—Discontinued Operations	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(18,143)	18,757	35,450

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,565	137,028	(90,889)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	147,301	10,273	101,162

CASH AND CASH EQUIVALENTS AT END OF YEAR	$197,866	$147,301	$10,273

Supplemental cash flow information and non-cash investing and financing activities are further described in the accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1—GENERAL

ORGANIZATION

Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations (“Saks Direct”). Previously, the Company also operated Club Libby Lu (“CLL”) (the operations of which were discontinued in January 2009).

DISCONTINUED OPERATIONS

As of January 31, 2009, the Company discontinued the operations of its CLL business, which consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. Charges incurred during 2008 associated with the closing of these stores totaled $44,521 and included inventory liquidation costs of approximately $6,965, asset impairment charges of $16,993, lease termination costs of $14,045, severance and personnel related costs of $5,074 and other closing costs of $1,444. These amounts and the results of operations of CLL are included in discontinued operations in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for fiscal year 2008. Discontinued operations include nominal charges (income) for 2009 and 2010 from residual CLL store closing activities.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2010, 2009, and 2008 ended on January 29, 2011 (“2010”), January 30, 2010 (“2009”), and January 31, 2009 (“2008”), respectively.

Certain reclassifications were made to prior period amounts to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to improving disclosures about fair value measurements. The update requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The accounting standard update is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for periods beginning after December 15, 2010. Adoption of this accounting standard update as it relates to Level 1 and Level 2 fair value disclosures did not impact the Company’s consolidated financial statements. The Company does not expect the adoption of the accounting standard update related to the Level 3 reconciliation disclosures to have a material impact on its consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2010, the Company adopted a new standard that changed the accounting for transfers of financial assets. This new standard eliminates the concept of a qualified special-purpose entity, removes the scope exception from applying the accounting standards that address the consolidation of variable interest entities to qualifying special-purpose entities, changes the standard for de-recognizing financial assets, and requires enhanced disclosure. The adoption of this new standard did not impact the Company’s consolidated financial statements.

On January 31, 2010, the Company adopted a new standard for determining whether to consolidate a variable interest entity. This new standard eliminated a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis and required an ongoing reassessment of whether an entity is the primary beneficiary. The adoption of this new standard did not impact the Company’s consolidated financial statements.

On February 1, 2009, the Company retrospectively adopted a new standard related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The standard specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effect of the adoption is disclosed in Note 6.

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

In December 2008, the FASB issued additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The new disclosure requirements include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurement using significant unobservable inputs and concentrations of risk within plan assets. The new disclosure requirements are effective for fiscal years ending after December 15, 2009. See Note 8 for the disclosures required in accordance with this accounting standard.

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

Commissions from leased departments included in net sales were $31,832, $27,180, and $28,083 in 2010, 2009, and 2008, respectively. Leased department sales were $233,442, $200,535, and $210,284 in 2010, 2009, and 2008, respectively, and were excluded from net sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $190,007 and $136,347 as of January 29, 2011 and January 30, 2010, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Income earned on cash equivalents was $551, $36, and $1,943 for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009, respectively, and was reflected in Other Income in the accompanying Consolidated Statements of Income. As of January 29, 2011 and January 30, 2010, the Company had a compensating balance of $10,000 and $20,000, respectively, related to the Company’s purchasing card program to ensure future credit availability under that program.

MERCHANDISE INVENTORIES AND COST OF SALES

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail “first-in, first-out” (FIFO) method and includes freight, buying and distribution costs. The Company takes markdowns related to slow moving inventory, ensuring the appropriate inventory valuation.

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

Consignment merchandise on hand of $109,877 and $142,928 as of January 29, 2011 and January 30, 2010, respectively, is not reflected in the consolidated balance sheets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

SG&A expenses are comprised principally of the costs related to employee compensation and benefits in the selling and administrative support areas; advertising; operating and maintenance costs; proprietary credit card promotion, issuance and servicing costs; insurance programs; telecommunications; shipping and handling costs; and other operating expenses not specifically categorized elsewhere in the Consolidated Statements of Income. Payroll taxes, rent, depreciation, and property taxes are not included in SG&A.

Advertising and sales promotion costs are expensed in the period in which the advertising event takes place.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company receives allowances and expense reimbursements from merchandise vendors and from the owner of the proprietary credit card portfolio which are netted against the related expense:

•

Allowances received from merchandise vendors in conjunction with incentive compensation programs for employees who sell the vendors’ merchandise and netted against the related compensation expense were $36,098, $41,846, and $54,653 in 2010, 2009, and 2008, respectively.

•

Allowances received from merchandise vendors in conjunction with jointly produced and distributed print and television media and netted against the gross expenditures for such advertising were $29,323, $33,287, and $45,813 in 2010, 2009, and 2008, respectively. Net advertising expenses were $45,465, $36,025, and $39,358 in 2010, 2009, and 2008, respectively.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at historical cost less accumulated depreciation. For financial reporting purposes, depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 20 to 40 years while fixtures and equipment are primarily depreciated over 3 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Terms of leases used in the determination of estimated useful lives may include renewal periods at the Company’s option if exercise of the option is determined to be reasonably assured at the inception of the lease. Costs incurred for the development of internal computer software are capitalized and amortized using the straight-line method over 3 to 7 years. Costs incurred in the discovery and post-implementation stages of internally created computer software are generally expensed as incurred.

Costs incurred when constructing stores, including interest expense, are capitalized. The Company may receive allowances from landlords related to the construction. If the landlord is determined to be the primary beneficiary of the property, then the portion of those allowances attributable to the property owned by the landlord is considered to be a deferred rent liability, whereas the corresponding capital expenditures related to that store are considered to be prepaid rent. Allowances in excess of the amounts attributable to the property owned by the landlord are considered leasehold improvement allowances and are recorded as deferred rent liabilities that are amortized over the life of the lease. Capital expenditures are reduced when the Company receives cash and allowances from merchandise vendors to fund the construction of vendor shops.

Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows, which is primarily at the individual store level.

A potential impairment has occurred if the estimated future undiscounted cash flows expected to result from the use and eventual disposition of the store assets are less than the carrying value of those assets. When estimating the cash flows associated with an individual store, management must make assumptions about key store variables, including sales, gross margin and expenses, such as store payroll and occupancy costs.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

An impairment loss is recognized when the carrying amount of the assets is not recoverable and exceeds its fair value. The Company uses an income-based approach to determine the fair value of its assets that involves making assumptions regarding the estimated future cash flows, as described above, and the discount rate to determine the present value of those future cash flows. The Company discounts its cash flows at a rate equal to the average of its weighted average cost of capital and the weighted average cost of capital of its competitors as an estimate of the rate that market participants would use in pricing the assets.

Long-lived asset impairment charges are included within Impairments and Dispositions in the Consolidated Statements of Income.

IMPAIRMENTS AND DISPOSITIONS

Impairment and disposition costs include costs associated with store closures, including employee severance and lease termination costs, asset impairment and disposal charges, and other store closure activities. Additionally, Impairments and Dispositions include long-lived asset impairment charges related to assets held and used and losses related to asset dispositions made during the normal course of business.

The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate. During 2010, the Company closed six SFA locations, as well as one OFF 5TH location and announced an agreement to close another SFA location during the first quarter ending April 30, 2011. The Company incurred $12,045 of store closing-related costs associated with these locations, including $10,110 of net lease termination costs, $4,171 of asset impairment and disposal costs, $2,504 of severance costs, $3,833 of other store-closing related costs, all of which are offset by a deferred rent benefit of $8,573.

Also included in impairment and disposition costs for 2010 are $785 of asset impairment charges related to held and used assets and $255 of losses on the disposal of assets during the normal course of business. The fair value of the assets impaired during 2010 was $0 and was classified as Level 3 within the fair value hierarchy.

During 2009, the Company incurred $28,176 of asset impairment charges related to held and used assets and $1,172 of losses on the disposal of assets during the normal course of business. During 2008, the Company incurred $9,711 of asset impairment charges related to held and used assets and $1,428 of losses on the disposal of assets during the normal course of business.

FAIR VALUE MEASUREMENTS

The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

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

As of January 29, 2011 and January 30, 2010, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs.

OPERATING LEASES

The Company leases certain stores, its distribution centers, and its administrative facilities under operating leases. Store lease agreements generally include rent holidays, rent escalation clauses and contingent rent provisions for a percentage of sales in excess of specified levels. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space and includes such rent expense in Store Pre-Opening Costs. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the Consolidated Balance Sheets and amortizes the deferred rent on a straight–line basis over the life of the lease to rent expense in the Consolidated Statements of Income. The Company records rent liabilities on the Consolidated Balance Sheets for contingent percentage of sales lease provisions when the Company determines that it is probable that the specified levels will be reached during the fiscal year.

SELF-INSURANCE RESERVES

The Company self-insures a substantial portion of its exposure for costs related primarily to employee medical, workers’ compensation and general liability. Expenses are recorded based on estimates for reported and incurred but not reported claims considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation and other assumptions. Although the Company does not expect the amount it will ultimately pay to differ significantly from its estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and assumptions. In October 2010, the Company executed a loss portfolio transfer with its insurance carrier in the amount of $11,450 related to current and future workers’ compensation claims for fiscal years 1999 through 2008. This transaction reduced the Company’s workers’ compensation liability by approximately the same amount.

STOCK-BASED COMPENSATION PLANS

The Company maintains an equity incentive plan, which allows for the granting of stock options, stock appreciation rights, restricted stock, performance share awards and other forms of equity awards to employees, directors, and officers. Stock options granted generally vest over a four-year period after grant and have an exercise term of seven to ten years from the grant date. Restricted stock and performance share awards generally vest over periods ranging from three to five years from the grant date, although the equity incentive plan permits accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee (“HRCC”) of the Board of Directors.

The Company recognizes compensation expense for stock option awards with graded vesting on a straight line basis over the requisite service period. Compensation expense for restricted stock and performance share awards that cliff vest are expensed on a straight-line basis over the requisite service period. Restricted stock awards with graded-vesting features are treated as multiple awards based upon the vesting date. The Company records compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

EARNINGS PER SHARE

Basic earnings per share (“EPS”) have been computed based on the weighted average number of common shares outstanding.

	2010			2009			2008
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$47,846	154,325	$0.31	$(57,919)	143,194	$(0.40)	$(158,804)	138,384	$(1.15)
Effect of dilutive potential common shares	—	4,088	(.01)	—	—	—	—	—	—

Diluted EPS	$47,846	158,413	$0.30	$(57,919)	143,194	$(0.40)	$(158,804)	138,384	$(1.15)

The following table presents additional potentially dilutive common shares excluded from diluted earnings (loss) per share because the effect of including these potentially dilutive common shares would have been anti-dilutive:

	2010	2009	2008
Stock Options and Employee Stock Purchase Plan Shares	—	101	346
Unvested Restricted Stock Awards and Performance Shares	—	3,944	1,889

Total	—	4,045	2,235
Securities excluded from the diluted earnings (loss) per share calculation because the exercise prices was greater than the average market price
Stock Options (1)	1,344	1,659	1,811
Securities excluded from the diluted earnings (loss) per share calculation because the performance criteria were not met:
Performance Shares	50	75	845
Contingently convertible securities excluded from the computation of diluted earnings (loss) per share
7.5% Convertible Notes	21,670	21,670	n/a
2.0% Convertible Notes	19,219	19,219	19,219

	40,889	40,889	19,219

(1)	These options represent the number outstanding at the end of the respective year. At the point that the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury method would reduce this amount.

For the year ended January 29, 2011, there were 40,889 potentially dilutive shares under the Company’s 7.5% and 2.0% convertible notes that were not included in the computation of diluted EPS because inclusion of the potentially dilutive shares and related interest expense would be anti-dilutive.

For the years ended January 30, 2010 and January 31, 2009, the Company generated a net loss from continuing operations, and therefore the inclusion of potential common shares would have an anti-dilutive effect on the Company’s calculation of the diluted loss per share. Accordingly, the Company’s diluted loss per share equals basic loss per share for those periods.

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

GIFT CARDS

The Company sells gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized; rather a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards aggregated $34,241 and $30,422 as of January 29, 2011 and January 30, 2010, respectively and is included in Accrued Expenses in the accompanying consolidated balance sheets.

Outstanding gift cards may be subject to state escheatment laws. The Company periodically evaluates unredeemed gift cards and if a determination is made that it is remote that the gift card will be redeemed and if it is determined that the gift card is not subject to escheatment, then the Company will reverse the unredeemed liability. The total reversal reflected in net sales for the years ended January 29, 2011, January 30, 2010, and January 31, 2009 was $3,565, $5,751, and $5,397, respectively.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

SEGMENT REPORTING

SFA, OFF 5TH and Saks Direct have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting guidance.

NOTE 3—PROPRIETARY CREDIT CARDS

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At the end of the ten-year term expiring in 2013, the agreement can be renewed for two two-year terms. At the end of the agreement, the Company has the right to repurchase, at fair value, substantially all of the accounts and outstanding accounts receivable, negotiate a new agreement with HSBC or begin issuing private label credit cards itself or through others. The agreement allows the Company to terminate the agreement early following the occurrence of certain events, the most significant of which would be HSBC’s failure to pay owed amounts, bankruptcy, a change in control or a material adverse change in HSBC’s ability to perform under the agreement. The agreement also allows for HSBC to terminate the agreement if the Company fails to pay owed amounts or enters bankruptcy. Should either the Company or HSBC choose to terminate the agreement early, the Company has the right, but not the requirement, to repurchase substantially all credit card accounts and associated accounts receivable from HSBC at their fair value. The Company is contingently liable to pay monies to HSBC in the event of an early termination or a significant disposition of stores. The contingent payment is based upon a declining portion of an amount established at the beginning of the ten-year agreement and on a prorated portion of significant store closings. The maximum contingent payment had the agreement been terminated early on January 29, 2011 would have been approximately $10,894. Management believes the risk of incurring a contingent payment is remote.

The Company and HSBC have entered into several amendments to the program agreement since 2003. In October 2009, the Company and HSBC entered into a fifth amendment to the program agreement in response to macroeconomic conditions and portfolio performance, which provided for certain changes to the allocation of risk and revenue sharing between the parties. The fifth amendment, which became effective February 1, 2010, provides for HSBC to share with the Company certain credit losses of the card portfolio and also provides increased revenue sharing to the Company.

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

With the exception of depreciation expense, all components of the credit card operations are included in SG&A in the Consolidated Statements of Income. The credit contribution comprises program compensation and servicing compensation. For 2010, 2009, and 2008, the components of the credit contribution included in SG&A were $24,204, $29,425, and $29,899, respectively.

NOTE 4—PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	January 29, 2011	January 30, 2010
Land and land improvements	$174,283	$174,551
Buildings	589,998	585,860
Leasehold improvements	317,394	321,092
Fixtures and equipment	751,655	734,847
Construction in progress	15,906	10,921

	1,849,236	1,827,271
Accumulated depreciation	(958,872)	(871,189)

	$890,364	$956,082

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Amounts above include gross assets recorded under capital leases for buildings and equipment of $98,594 and $7,056, respectively as of January 29, 2011 and $100,730 and $4,436, respectively as of January 30, 2010. Amortization of capital lease assets is included in depreciation expense. Accumulated depreciation of assets recorded under capital leases was $107,914 and $106,335 as of January 29, 2011 and January 30, 2010, respectively.

Depreciation expense was $118,669, $135,135, and $134,669 in 2010, 2009, and 2008, respectively.

NOTE 5—INCOME TAXES

The components of income tax benefit from continuing operations were as follows:

	2010	2009	2008
Current:
Federal	$(29,664)	$(4,261)	$1,717
State	(1,600)	345	(839)

	(31,264)	(3,916)	878
Deferred:
Federal	16,284	(34,266)	(51,177)
State	1,070	(6,319)	1,397

	17,354	(40,585)	(49,780)

Total income tax benefit from continuing operations	$(13,910)	$(44,501)	$(48,902)

The income tax benefit from continuing operations varies from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences were as follows:

	2010	2009	2008
Expected federal income taxes at 35%	$11,720	$(35,757)	$(61,434)
State income taxes, net of federal benefit	4,656	(4,267)	(6,777)
State NOL valuation allowance adjustment	(2,228)	3,045	6,110
Effect of tax reserve adjustments	(28,360)	(5,226)	624
Executive compensation	—	—	318
Change in state tax law	—	—	(414)
State tax rate adjustment	—	(2,703)	—
Write-off of expired Federal NOL	—	—	10,980
Other items, net	302	407	1,691

Benefit for income taxes from continuing operations	$(13,910)	$(44,501)	$(48,902)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Components of the net deferred tax asset or liability recognized in the consolidated balance sheets were as follows:

	January 29, 2011	January 30, 2010
Current:
Deferred tax assets:
Accrued expenses	$40,713	$34,478
NOL carryforwards	55,930	—
Valuation allowance	(6,305)	—
Deferred tax liabilities:
Inventory	(4,222)	1,496

Net current deferred tax asset	$86,116	$35,974

Non-current:
Deferred tax assets:
Capital leases	$21,409	$22,000
Rent adjustments	21,098	20,384
Pension	15,439	14,638
Other long-term liabilities	26,800	33,853
AMT Credit	22,671	23,103
NOL carryforwards	60,476	138,122
Valuation allowance	(23,776)	(42,810)
Deferred tax liabilities:
Property and equipment	19,283	12,053
Other assets	8	11

Net non-current deferred tax asset	$163,408	$221,354

Total net deferred tax asset	$249,524	$257,328

The federal and state net operating loss (“NOL”) carryforwards will expire between 2011 and 2030. The majority of the NOL carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence that all but $30,081 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $30,081 has been established.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In 2010, this evaluation resulted in a net reduction to the reserve against state deferred tax assets of $2,228, impacting the Company’s results of operations. A similar analysis was performed in 2009 and 2008, which resulted in an additional reserve against state deferred tax assets of $3,045 and $6,110, respectively. While the Company has incurred a cumulative loss over the three year period ended January 29, 2011, after evaluating all available evidence including past operating results, current year operating income, the macroeconomic factors contributing to the 2008 and 2009 fiscal loss, the length of the carryforward periods available and the Company’s forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not the deferred tax asset, net of the $30,081 valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for additional valuation allowance in the future. If future results are less than projected or tax planning strategies are no longer viable, then additional valuation allowances may be required to reduce the deferred tax assets which could have a material impact on the Company’s results of operations in the period in which it is recorded.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company made income tax payments, net of income tax refunds received of $2,191 during 2010. The Company received income tax refunds of $4,727 and $10,214 during 2009 and 2008, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	January 29, 2011	January 30, 2010	January 31, 2009
Balance at beginning of year	$40,358	$46,031	$47,648
Gross amount of increases for tax positions of prior years	3,230	1,111	505
Gross amount of decreases for tax positions of prior years	(165)	—	(761)
Gross amount of decreases due to statute expirations	(28,860)	(6,656)	(1,256)
Gross amount of decreases due to tax settlements	(309)	(128)	(105)

Balance at end of year	$14,254	$40,358	$46,031

The Company analyzed its positions related to the reserve for tax exposures and determined that the amount was adequate. The Company will continue to analyze its positions related to the reserve for tax exposures on an ongoing basis. At January 29, 2011, $7,780 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate in future periods. The Company continually evaluates its tax filing positions and to the extent the Company prevails on audits or statutes of limitation expire, the unrecognized tax benefits could be realized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended January 29, 2011, January 30, 2010, and January 31, 2009, the Company recognized $(1,391), $(63), and $1,688, respectively in interest and penalties, net of related tax effects. The Company had accrued $3,614, $5,005, and $5,115 for the payment of interest and penalties as of January 29, 2011, January 30, 2010, and January 31, 2009, respectively.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 6—DEBT

A summary of long-term debt and capital lease obligations is as follows:

	January 29, 2011		January 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes 7.50%, matured fiscal year 2010	$—	$—	$22,859	$22,973
Notes 9.875%, maturing fiscal year 2011	141,557	147,573	141,557	148,547
Notes 7.00%, maturing fiscal year 2013	2,125	2,168	2,922	2,674
Notes 7.375%, maturing fiscal year 2019	1,911	1,835	1,911	1,567
Convertible Notes 7.50%, maturing fiscal year 2013, net (1)	104,777	265,906	100,570	175,896
Convertible Notes 2.00%, maturing fiscal year 2024, net (2)	202,648	244,720	194,946	192,913
Terminated interest rate swap agreements, net (3)	—	—	12	N/A
Capital lease obligations (4)	53,730	N/A	56,410	N/A

Total debt	506,748	662,202	521,187	544,570
Less current portion:
Notes 7.50%, matured fiscal year 2010	—	—	(22,859)	(22,973)
Notes 9.875%, maturing fiscal year 2011	(141,557)	(147,573)	—	—
Capital lease obligations (4)	(5,941)	N/A	(4,998)	N/A

Current portion of long-term debt	(147,498)	(147,573)	(27,857)	(22,973)
Long-term debt	$359,250	$514,629	$493,330	$521,597

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $15,223 and $19,430 as of January 29, 2011 and January 30, 2010, respectively.
(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $27,352 and $35,054 as of January 29, 2011 and January 30, 2010, respectively.
(3)	The fair value of the terminated interest rate swaps is considered immaterial.
(4)	Disclosure regarding fair value of capital leases is not required.

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for the same or similar instruments or on the basis of quoted market prices.

REVOLVING CREDIT AGREEMENT

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The availability is based primarily on current levels of inventory, less outstanding letters of credit. The Company had $412,378 of availability under the facility as of January 29, 2011. The facility matures in November 2013. The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 3.5% to 4.0%, or at the higher of the prime rate and federal funds rate plus a percentage ranging from 2.5% to 3.0%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). The Company also pays an unused line fee ranging from 0.5% to 1.0% per annum on the average daily unused revolver.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

During periods in which availability under the agreement is $87,500 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $87,500, the Company will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There is no debt rating trigger. As of January 29, 2011, the Company was not subject to the fixed charge coverage ratio requirement.

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

The Company routinely issues stand-by and documentary letters of credit principally related to the funding of insurance reserves. Outstanding letters of credit reduce availability under the revolving line of credit. During 2010, weighted average letters of credit issued under the credit agreement were $28,980. The highest amount of letters of credit outstanding under the agreement during 2010 was $34,910. As of January 29, 2011, the Company had no direct outstanding borrowings and had letters of credit outstanding of $18,879. The credit agreement contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the credit agreement if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20,000 under that other instrument.

SENIOR NOTES

As of January 29, 2011, the Company had $145,593 of unsecured senior notes outstanding, excluding the convertible notes, comprised of three separate series having maturities ranging from 2011 to 2019 and interest rates ranging from 7.00% to 9.88%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s credit facility and have substantially identical terms except for the maturity dates and interest rates payable to investors. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

In May 2010, the Company repurchased $797 of its 7.0% senior notes that mature in December 2013. The repurchase of these notes resulted in a loss on extinguishment of debt of approximately $4.

In June and July 2009, the Company repurchased $23,013 of its 7.5% senior notes that mature in December 2010. The repurchase of these notes resulted in a gain on extinguishment of debt of $783.

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

The following tables provide additional information about the Company’s 7.5% Convertible Notes.

	January 29, 2011	January 30, 2010
Carrying amount of the equity component (additional paid-in capital)	$22,006	$22,006
Principal amount of the 7.5% Convertible Notes	$120,000	$120,000
Unamortized discount of the liability component	$15,223	$19,430
Net carrying amount of liability component	$104,777	$100,570

	2010	2009
Effective interest rate on liability component	12.9%	12.9%
Cash interest expense recognized	$9,000	$6,100
Non-cash interest expense recognized	$4,207	$2,576

The remaining period over which the unamortized discount will be recognized is 2.8 years. As of January 29, 2011, the if-converted value of the notes exceeded its principal amount by $125,738.

The 7.5% Convertible Notes are classified within “long-term debt” on the consolidated balance sheet as of January 29, 2011 and January 30, 2010 because the Company can settle the principal amount of the notes with shares, cash, or a combination thereof at its discretion.

2.0% Convertible Senior Notes

The Company had $230,000 of 2.0% convertible senior notes (the “2.0% Convertible Notes”) outstanding as of January 29, 2011. The notes bear interest at a rate of 2.0% per annum. The 2.0% Convertible Notes mature in 2024 and in certain circumstances, the provisions of the 2.0% Convertible Notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment. The holder may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 21, 2011. The Company can settle a conversion of the notes with shares, cash, or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of January 29, 2011, the conversion criteria with respect to the credit rating requirements were met.

The Company estimated the fair value of the liability component as of the date of issuance of its 2.0% Convertible Notes, assuming a 6.25% non-convertible borrowing rate, to be $158,148. The difference between

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

the fair value and the principal amount of the 2.0% Convertible Notes was $71,852. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. In accordance with the authoritative accounting guidance, the debt discount should be amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the notes have put options in 2014 and 2019, the debt instrument is accreted to par value using the effective interest method from issuance until the first put date in 2014 resulting in an increase in non-cash interest expense.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. The terms and conditions of the note hedge include: strike price of $11.97; contract is indexed to 19,219 shares of the Company’s common stock; maturity dates of the hedge instruments range from March 24, 2011 to April 20, 2011. The terms of the written call options include: strike price of $13.81; contract is indexed to 19,219 shares of the Company’s common stock; maturity date of the written call option instruments is August 2, 2011. These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004. The estimated fair value of the convertible note hedge and written call option was $4,901 and $521 as of January 29, 2011 and January 30, 2010, respectively.

The following tables provide additional information about the Company’s 2.0% Convertible Notes.

	January 29, 2011	January 30, 2010
Carrying amount of the equity component (additional paid-in capital)	$71,852	$71,852
Principal amount of the 2.0% Convertible Notes	$230,000	$230,000
Unamortized discount of the liability component	$27,352	$35,054
Net carrying amount of liability component	$202,648	$194,946

	2010	2009	2008
Effective interest rate on liability component	6.2%	6.2%	6.2%
Cash interest expense recognized	$4,600	$4,600	$4,600
Non-cash interest expense recognized	$7,702	$7,243	$6,811

The remaining period over which the unamortized discount will be recognized is 3.1 years. As of January 29, 2011, the if-converted value of the notes did not exceed its principal amount.

The 2.0% Convertible Notes are classified within “long-term debt” on the consolidated balance sheet as of January 29, 2011 and January 30, 2010 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

MATURITIES

At January 29, 2011, maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows:

Year	Maturities
2011	$147,498
2012	6,016
2013	128,694
2014	6,354
2015	5,751
Thereafter	255,010

Subtotal	549,323
Unamortized discount as of January 29, 2011	(42,575)

Total	$506,748

The Company made interest payments of $35,286, $36,388, and $31,741, of which $721, $758, and $1,308 was capitalized into property and equipment during 2010, 2009, and 2008, respectively.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

At January 29, 2011, future minimum rental commitments under capital leases and non-cancelable operating leases consisted of the following:

	Operating Leases	Capital Leases
2011	$60,811	$11,997
2012	55,693	11,547
2013	49,855	11,521
2014	41,770	10,673
2015	38,467	9,369
Thereafter	151,080	35,059

	$397,676	90,166

Amounts representing interest		(36,436)

Capital lease obligations		$53,730

Total rental expense for operating leases was $98,501, $101,756, and $101,063 during 2010, 2009, and 2008, respectively, including contingent rent of $14,284, $13,301, and $17,381, respectively, and common area maintenance costs of $11,611, $12,299, and $12,702, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

As of January 29, 2011, the Company had two potential commitments tied to the value of its common stock. First, the Company may be required to deliver shares and/or cash to holders of the convertible notes described in Note 6 prior to the stated maturity date of said notes based on the value of the Company’s common stock. Second, in connection with the issuance of the convertible notes, the Company bought and sold call options to limit the potential dilution from conversion of the notes. The Company may be required to deliver shares and/or cash to the holders of the call options based on the value of the Company’s common stock.

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

From time to time the Company has issued guarantees to landlords under leases of stores operated by its subsidiaries. Certain of these stores were sold in connection with the Saks Department Store Group and the Northern Department Store Group transactions which occurred in July 2005 and March 2006, respectively. If the purchasers fail to perform certain obligations under the leases guaranteed by the Company, the Company could have obligations to landlords under such guarantees. Based on the information currently available, management does not believe that its potential obligations under these lease guarantees would be material.

LEGAL CONTINGENCIES

On February 2, 2011, the plaintiffs in Dawn Till and Mary Josephs v. Saks Incorporated et al, filed a complaint, with which the Company was served on March 10, 2011, in a purported class and collective action in the U.S. District Court for the Northern District of California. The complaint alleges that the plaintiffs were improperly classified as exempt from the overtime pay requirements of the Fair Labor Standards Act (“FLSA”) and the California Labor Code and that the Company failed to pay overtime, provide itemized wage statements and provide meal and rest periods. On March 8, 2011, the plaintiffs filed an amended complaint adding a claim for penalties under the California Private Attorneys General Act of 2004. The plaintiffs seek to proceed collectively under the FLSA and as a class under the California statutes on behalf of individuals who have been employed by OFF 5TH as Selling and Service Managers, Merchandise Team Managers, or Department Managers. The Company believes that its managers at OFF 5TH have been properly classified as exempt under both Federal and state law and intends to defend the lawsuit vigorously. It is not possible to predict whether the court will permit this action to proceed collectively or as a class.

In addition to the litigation described in the preceding paragraph, the Company is involved in legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

INCOME TAXES

The Company is routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Based on annual evaluations of tax filing positions, the Company believes it has

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

adequately accrued for its income tax exposures. As of January 29, 2011, certain state examinations were ongoing. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

NOTE 8—EMPLOYEE BENEFIT PLANS

DEFERRED COMPENSATION PLAN

The Company sponsors a non-qualified deferred compensation plan wherein eligible employees can defer a portion of their compensation or unvested restricted stock and allocate the deferrals to a choice of investment options. The liability for compensation deferred under this plan was $13,169 and $12,266 as of January 29, 2011 and January 30, 2010, respectively. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles was $12,568 and $11,962 as of January 29, 2011 and January 30, 2010, respectively, and is included in Other Assets in the accompanying consolidated balance sheets.

EMPLOYEE SAVINGS PLAN

The Company sponsors a qualified defined contribution savings plan (“Savings Plan”) that covers substantially all full-time employees. Eligible employees may elect regular payroll deductions of up to 90% of their eligible compensation, as defined in the plan document, on a pre-tax basis, subject to Internal Revenue Service (“IRS”) limitations. The Company makes contributions matching a portion of the employees’ contribution on the first 5% of compensation that a participant elects to contribute. The employer matching contribution rate for 2008 and 2009 was 50% and 0%, respectively. The employer matching contribution rate increased from 0% to 10% in July 2010. Company contributions charged to expense under the Savings Plan for 2010, 2009, and 2008 were $297, $0, and $7,805, respectively. As of January 29, 2011 and January 30, 2010, total assets invested by participants under the Savings Plan were $414,402 and $394,715, respectively. As of January 29, 2011 approximately 2% of the plan assets were invested in the Company’s stock at the discretion of the participating employees. In February 2011, the employer matching contribution rate was increased from 10% to 35%.

DEFINED BENEFIT PLANS

The Company sponsors a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the Pension Plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company amended the Pension Plan to suspend future benefit accruals for all remaining participants effective March 13, 2009. This curtailment resulted in a gain of approximately $616 for the year ended January 31, 2009.

The Company generally funds pension costs currently, subject to regulatory funding requirements. The Company expects funding requirements of approximately $3,200 in 2011.

Effective January 31, 2009, in accordance with authoritative guidance, the Company changed its measurement date from November 1 to the date of its fiscal year-end. The Company elected to adopt the change

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

in measurement date using the alternative transition method. In accordance with the alternative transition method, the actuarial valuation provided a 15-month projection of net periodic benefit cost to January 31, 2009 that resulted in a $344 decrease to 2008 ending retained earnings.

The components of pre-tax net periodic pension expense (benefit) and other amounts recognized in other comprehensive loss related to the Pension Plan and SERP for the years ended January 29, 2011, January 30, 2010, and January 31, 2009 were as follows:

	2010	2009	2008
Net periodic pension expense (benefit):
Service cost	$—	$70	$846
Interest cost	7,315	8,442	10,613
Expected return on plan assets	(6,920)	(6,330)	(15,184)
Recognized actuarial loss	2,626	2,707	1,005
Settlement loss recognized (1)	3,654	5,121	—
Amortization of prior service costs	—	—	(87)

Total pension expense (benefit)	$6,675	$10,010	$(2,807)

Other changes recognized in other comprehensive loss:
Prior service credit recognized due to curtailment	$—	$—	$616
Net loss (gain)	1,840	(4,690)	68,200
Amortization of prior service credit	—	—	88
Amortization of loss	(6,281)	(7,828)	(1,005)

Total recognized in other comprehensive loss	$(4,441)	$(12,518)	$67,899

Total recognized in net periodic pension expense (benefit) and other comprehensive loss	$2,234	$(2,508)	$65,092

(1)	In accordance with authoritative accounting guidance, the Company recorded a non-cash settlement charge of $3,654 and $5,121 in 2010 and 2009, respectively, as the Company’s lump sum distributions exceeded its interest and service cost.

For the years ended January 29, 2011 and January 30, 2010, amounts recognized in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic pension expense consist of a pre-tax net loss of $75,560 and $80,001, respectively. The estimated pre-tax net loss that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit expense during 2011 is $2,316.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the Pension Plan and SERP as of January 29, 2011 and January 30, 2010:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of period	$153,570	$148,671
Service cost	—	70
Interest cost	7,314	8,442
Actuarial loss	11,260	11,623
Benefits paid	(13,383)	(15,236)

Benefit obligation at end of period	$158,761	$153,570

Change in plan assets:
Fair value of plan assets at beginning of period	$103,755	$95,273
Actual return on plan assets	16,340	22,643
Employer contributions	21,833	1,075
Benefits paid	(13,383)	(15,236)
Administrative expenses	—	—

Fair value of plan assets at end of period	$128,545	$103,755

Pension plans’ funding status:
Accumulated benefit obligation	$(158,761)	$(153,570)
Effect of projected salary increases	—	—

Projected benefit obligation	(158,761)	(153,570)
Fair value of plan assets	128,545	103,755

Funded status	$(30,216)	$(49,815)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(1,272)	$(1,168)
Noncurrent liabilities	(28,944)	(48,647)

Net amount recognized	$(30,216)	$(49,815)

In November 2010 the Company voluntarily contributed 1,755 newly issued shares of the Company’s common stock valued at $19,961. The purpose of the voluntary contribution was to strengthen the funded status of the Pension Plan and reduce the amount of future funding requirements. As required by the investment policy of the Pension Plan, the shares where sold in an orderly manner as soon as practicable after the contribution was made. As of January 29, 2011, no plan assets were invested in the Company’s stock.

Significant assumptions used in the determination of the benefit obligation and net periodic benefit expense are as follows:

	2010	2009
Weighted-average assumptions used to determine the Company’s benefit obligation:
Pension Plan:
Discount rate	4.8%	5.1%
Measurement date	1/29/2011	1/30/2010
SERP
Discount rate	5.1%	5.5%
Measurement date	1/29/2011	1/30/2010

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	2010	2009	2008
Weighted-average assumptions used to determine the net periodic benefit expense:
Pension Plan:
Discount rate	5.1%	6.5%	6.5%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%
Rate of compensation increase	n/a	4.0%	4.0%
SERP
Discount rate	5.5%	6.6%	6.5%

The assumptions used in the determination of the Company’s obligations and benefit expense are based upon management’s best estimates as of the annual measurement date. The discount rate is primarily used in calculating the Company’s pension obligation, which is represented by the Accumulated Benefit Obligation (“ABO”) and the Projected Benefit Obligation (“PBO”) and in calculating net periodic benefit expense. The discount rate utilized was based upon pension discount curves and bond portfolio curves over a duration that is similar to the Pension Plan’s expected future cash flows as of the measurement date.

This expected long-term rate of return on plan assets is used primarily in calculating the expected return on plan assets component of the Company’s net periodic benefit expense. The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. The expected long-term rate of return on plan assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is primarily used in calculating the PBO and net periodic benefit expense. No assumption was used in 2010 as the Pension Plan was amended to suspend all future benefit accruals for all active participants.

The Company’s investment strategy is to maintain a diversified portfolio of asset classes with the primary goal of ensuring that funds are available to meet the Pension Plan’s benefit obligations when they become due, while maintaining an appropriate level of risk. The Pension Plan’s target asset allocation is determined by the Company’s Retirement Committee, taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies, expected returns on various asset categories, as well as the risk characteristics of, and correlations among, the various asset classes. For the year ended January 29, 2011, the plan’s target asset allocation was approximately 55% equity, 40% fixed income and 5% real estate. Actual plan asset investment allocations as of January 29, 2011 and January 30, 2010, by asset category are as follows:

	January 29,	January 30,
	2011	2010
Equity securities	55.3%	63.8%
Fixed income securities	40.3%	31.5%
Real estate securities	4.4%	4.7%

Total	100.0%	100.0%

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table sets forth the fair value of the Pension Plan’s financial assets by level within the fair value hierarchy as of January 29, 2011 and January 30, 2010:

	2010
	Total Plan Assets as of January 29, 2011	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities (1)	$71,065	$—	$71,065	$—
Fixed income securities (2)	51,860	—	51,860	—
Real estate securities (3)	5,620	—	—	5,620

Total	$128,545	$—	$122,925	$5,620

	2009
	Total Plan Assets as of January 30, 2010	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities (1)	$66,172	$—	$66,172	$—
Fixed income securities (2)	32,705	—	32,705	—
Real estate securities (3)	4,878	—	—	4,878

Total	$103,755	$—	$98,877	$4,878

(1)	These represent investments in commingled trust funds, which, in turn, invest in equity securities. The underlying equity securities are valued at the closing price reported on the major market on which the individual securities are traded.
(2)	Fixed income securities are valued at closing prices from national exchanges, fixed income pricing models, and quoted prices of securities with similar characteristics.
(3)	Real estate securities are based on appraised fair values developed using comparable market transactions.

The following table summarizes changes in the fair value of Level 3 assets for the year ended January 29, 2011 and January 30, 2010:

	Real Estate Securities
	January 29, 2011	January 30, 2010
Fair value at beginning of year	$4,878	$7,843
Actual return on plan assets:
Relating to assets still held at year-end	742	(2,757)
Relating to assets sold during the year	—	81
Purchases, sales and settlements	—	(289)

Fair value at end of year	$5,620	$4,878

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

As of January 29, 2011, the following Pension Plan and SERP benefit payments are expected to be paid:

Year	Benefit Payments
2011	$17,607
2012	16,597
2013	16,565
2014	16,423
2015	15,804
2016 - 2020	49,909

$132,905

NOTE 9—SHAREHOLDERS’ EQUITY

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock. There were no shares repurchased during 2010 and 2009. During 2008, the Company repurchased 2,949 shares for an aggregate amount of $34,899. There were 32,709 shares available for repurchase under the share repurchase program as of January 29, 2011.

On July 30, 2009, the Company filed a shelf registration statement with the SEC permitting the Company to issue securities, in one or more offerings, with a maximum aggregate offering price of $400,000. The shelf registration statement covers a variety of securities including common stock, preferred stock, warrants, and debt securities.

Under the shelf registration statement, the Company completed a public offering of approximately 14,925 shares of its common stock on October 6, 2009, at an offering price of $6.70 per share for $95,095 in proceeds, net of issuance costs. The net proceeds were used to reduce borrowings under the Company’s revolving credit facility and for general corporate purposes.

In November 2010, the Company contributed 1,755 shares of the Company’s common stock to the Company’s Pension Plan, in consideration for a credit against future funding obligations, which is considered a non-cash financing activity. The shares were valued for purposes of the contribution at $19,961 (See Note 8). As required by the investment policy of the Pension Plan, the shares were sold by the Pension Plan in an orderly manner as soon as practicable after the contribution was made. The Company filed with the SEC prospectus supplements to the Company’s existing effective shelf registration statement covering the resale of the shares by the Pension Plan.

NOTE 10—STOCK-BASED COMPENSATION

The Company maintains an equity incentive plan, which allows for the granting of stock options, stock appreciation rights, restricted stock, performance share awards and other forms of equity awards to employees, directors, and officers. As of January 29, 2011, there were 3,731 shares available for future grants under the equity incentive plan. Stock options granted generally vest over a four-year period from the grant date and have a contractual term of seven to ten years from the grant date. Restricted stock and performance share awards generally vest over periods ranging from three to five years from the grant date, although the equity incentive plan permits accelerated vesting in certain circumstances at the discretion of the HRCC of the Board of Directors. The Company does not use cash to settle any of its stock-based awards and issues new shares of common stock upon the exercise of stock options and the granting of restricted stock and performance shares.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Total stock-based compensation expense and related tax benefits recognized in fiscal years 2010, 2009, and 2008 are as follows:

	2010	2009	2008
Stock options	$2,016	$2,197	$2,290
Restricted stock	11,510	10,974	10,852
Performance share awards	3,240	3,675	2,891
Employee stock purchase plan	—	—	321

Total stock-based compensation expense	$16,766	$16,846	$16,354

Total income tax benefit recognized related to stock-based compensation expense	$6,871	$6,570	$6,542

STOCK OPTIONS

The fair value of stock options is determined on the grant date utilizing the Black-Scholes valuation model. The Black-Scholes model estimates the expected value employees will receive from the stock options based on a number of assumptions, such as interest rates, employee exercises, the Company’s stock price and dividend yield. The weighted-average Black-Scholes fair value assumptions utilized in determining grant-date fair values are as follows:

	2010	2009	2008
Expected term	n/a	4.75 years	5 years
Risk free interest rate	n/a	2.1%	2.5%
Expected volatility	n/a	57%	36%
Expected dividend yield	n/a	0%	0%

The expected term is a significant assumption as it determines the period for which the risk free interest rate, volatility, and dividend yield must be applied. The expected term is the period over which employee groups are expected to hold the stock options until they are exercised. The expected term is calculated using the simplified method in accordance with the appropriate accounting guidance. The risk-free interest rate is based on the U.S. Treasury rate securities that mature over the expected term of the stock option. Volatility reflects movements in the Company’s stock price over the most recent historical period equivalent to the expected term. The dividend yield is zero as the Company does not anticipate declaring dividends in the foreseeable future.

The Company recognizes compensation expense for stock option awards with graded vesting on a straight line basis over the requisite service period. As of January 29, 2011, total unrecognized compensation expense related to non-vested stock options, including an estimate for pre-vesting forfeitures, was $1,481, which is expected to be recognized over a weighted-average period of 1.3 years.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

A summary of the stock options for the year ended January 29, 2011 is presented below:

	2010
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at beginning of year	2,308	$10.75
Granted	—	—
Exercised	(346)	4.52
Forfeited	(56)	10.32

Outstanding at end of year	1,906	$11.89	$4,760	4.0
Options exercisable at end of year	878	$15.47	$378	3.4
Options expected to vest	977	$8.83	$4,163	4.4

There were no stock options granted during 2010. The weighted-average grant-date fair value of stock options granted during 2009 and 2008 was $1.15 and $4.65, respectively. The total intrinsic value of stock options exercised during 2010, 2009, and 2008 was $1,888, $115, and $1,951, respectively. The net tax benefit realized from stock options exercised during 2010 was $774. Cash proceeds received from the exercise of stock options during 2010 was $1,313. The total fair value of stock options vested during 2010, 2009, and 2008 was $2,169, $2,265, and $1,459, respectively.

The following table summarizes information about stock options outstanding as of January 29, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 29, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at January 29, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.36 to $6.64	548	4.7	$2.77	61	1.3	$6.07
$6.65 to 8.07	16	1.4	$7.71	16	1.4	$7.71
$8.08 to $13.04	821	4.1	$13.04	410	4.1	$13.04
$13.05 to $20.31	521	3.1	$19.80	391	3.1	$19.80

	1,906	4.0	$11.89	878	3.4	$15.47

RESTRICTED STOCK

The fair value of restricted stock is based on the market value of the Company’s common stock on the date of grant. Compensation expense for restricted stock awards that cliff vest is expensed on a straight-line basis over the requisite service period. Restricted stock awards with graded-vesting features are treated as multiple awards based upon the vesting date. The Company records compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award. As of January 29, 2011, total unrecognized compensation expense related to non- vested restricted stock awards, including an estimate for pre-vesting forfeitures, was $13,149, which is expected to be recognized over a weighted-average period of 2.1 years.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

A summary of restricted stock awards for the year ended January 29, 2011 is presented below:

	2010
	Shares	Weighted Average Grant Price
Outstanding at beginning of year	4,792	$8.68
Granted	1,096	7.65
Vested	(313)	19.62
Forfeited	(198)	7.65

Outstanding at end of year	5,377	$7.87

The Company granted restricted stock awards of 1,096, 2,351, and 2,184 shares to certain employees in 2010, 2009, and 2008, respectively. The weighted-average grant-date fair value of restricted stock awards granted in 2010, 2009, and 2008 was $7.65, $2.99, and $12.79, respectively. The total fair value of restricted stock that vested in 2010, 2009, and 2008 was $6,134, $3,940, and $2,059.

PERFORMANCE SHARES

Under the equity incentive plan, the Company may grant performance share awards that vest based on the outcome of certain performance criteria that are established and approved by the HRCC of the Board of Directors. The actual number of performance shares earned is based on the level of performance achieved over the performance period, typically one year from the grant date, relative to established financial and operating goals, none of which are considered market conditions. The amount of shares that can be earned ranges from 0% to 100% of the number of performance share awards granted. In addition to the performance criteria, performance shares do not vest unless employees remain employed by the Company during the requisite service period, which is typically three years from the grant date. The fair value of the performance share awards is based on the market value of the Company’s common stock on the date of grant. Compensation expense for the performance shares that cliff vest is expensed on a straight-line basis over the requisite service period. As of January 29, 2011, total unrecognized compensation expense related to non-vested performance share awards, including an estimate for pre-vesting forfeitures, was $3,199, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of performance share awards for the year ended January 29, 2011 is presented below:

	2010
	Shares	Weighted Average Grant Price
Outstanding at beginning of year	1,649	$7.66
Granted	503	7.20
Vested	(462)	19.87
Forfeited	(33)	8.86

Outstanding at end of year	1,657	$4.08

The Company granted performance share awards of 503, 1,112, and 816 to certain employees in 2010, 2009, and 2008, respectively. The weighted-average grant-date fair value of performance share awards granted in 2010, 2009, and 2008 was $7.20, $2.36, and $13.04, respectively. The total fair value of performance share awards that vested in 2010, 2009, and 2008 was $9,186, $134, and $2,631, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan (“ESPP”) provides for an aggregate of 1,450 shares of the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discount to market value. As of January 29, 2011, the plan had 148 shares available for future issuances. In 2009, the HRCC of the Board of Directors suspended the employee stock purchase plan indefinitely. During 2008, 250 shares of the Company’s common stock were purchased by employees.

NOTE 11—CLUB LIBBY LU CLOSURE

During the fourth quarter of 2008, the Company discontinued the operations of its CLL specialty store business which consisted of 98 leased, mall-based stores. Along with the previous disposition of the Saks Department Store Group businesses, CLL was no longer determined to be a strategic fit for the Company. CLL generated revenues of approximately $52,231 for 2008 and was not profitable. The Company incurred charges of $44,521 in 2008 associated with the CLL store closings which are included in discontinued operations in the Consolidated Statements of Income.

The Company made payments of $500 related to lease termination costs during the year ended January 29, 2011. As of January 29, 2011, there were no amounts payable remaining for the CLL store closings.

NOTE 12—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2010 and 2009 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 29, 2011:
Total sales	$667,438	$593,145	$658,831	$866,331
Gross margin	287,731	221,271	280,655	327,601
Operating income (loss)	45,454	(44,381)	31,634	57,391
Income (loss) from continuing operations	18,785	(32,234)	36,316	24,529
Net income (loss)	18,785	(32,234)	36,316	24,979
Basic earnings (loss) per common share	$0.12	$(0.21)	$0.24	$0.16
Diluted earnings (loss) per common share	$0.11	$(0.21)	$0.20	$0.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 30, 2010:
Total sales	$624,265	$564,519	$631,434	$811,314
Gross margin	241,407	170,999	254,635	296,394
Operating income (loss)	2,191	(67,688)	15,609	(4,597)
Income (loss) from continuing operations	(4,881)	(54,489)	6,333	(4,625)
Net income (loss)	(5,117)	(54,512)	6,318	(4,608)
Basic earnings (loss) per common share	$(0.04)	$(0.39)	$0.04	$(0.03)
Diluted earnings (loss) per common share	$(0.04)	$(0.39)	$0.04	$(0.03)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for 2010, 2009, and 2008 for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the wholly owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the years ended January 29, 2011, January 30, 2010, and January 31, 2009 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There is also a management fee arrangement among Saks Incorporated and its subsidiaries. At January 29, 2011, Saks Incorporated was the sole obligor for the majority of the Company’s long-term debt and employed a small group of corporate employees.

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 29, 2011

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$2,785,745		$2,785,745
Cost of sales		1,668,487		1,668,487

GROSS MARGIN		1,117,258		1,117,258
Selling, general and administrative expenses	$1,777	714,174		715,951
Other operating expenses	3	297,083		297,086
Store pre-opening costs		1,038		1,038
Impairments and dispositions		13,085		13,085

OPERATING INCOME (LOSS)	(1,780)	91,878	—	90,098

OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries—continuing operations	77,991		$(77,991)
Interest expense	(50,171)	(6,554)		(56,725)
Loss on extinguishment of debt	(4)			(4)
Other income, net	117			117

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	26,153	85,324	(77,991)	33,486
Provison (benefit) for income taxes	(21,243)	7,333		(13,910)

INCOME FROM CONTINUING OPERATIONS	47,396	77,991	(77,991)	47,396
DISCONTINUED OPERATIONS:
Equity in earnings of subsidiaries—discontinued operations (net of tax)	450		(450)
Income from discontinued operations before Provision for income taxes		693		693
Provision for income taxes		243		243

INCOME FROM DISCONTINUED OPERATIONS	450	450	(450)	450
NET INCOME	$47,846	$78,441	$(78,441)	$47,846

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 29, 2011

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$190,007	$7,859		$197,866
Merchandise inventories		671,383		671,383
Other current assets		105,404		105,404
Deferred income taxes, net		86,116		86,116

TOTAL CURRENT ASSETS	190,007	870,762	—	1,060,769
PROPERTY AND EQUIPMENT, NET		890,364		890,364
DEFERRED INCOME TAXES, NET	93,562	69,846		163,408
OTHER ASSETS	10,127	18,432		28,559
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,332,009		$(1,332,009)

	$1,625,705	$1,849,404	$(1,332,009)	$2,143,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$88,378		$88,378
Accrued expenses and other current liabilities	$9,121	236,910		246,031
Current portion of long-term debt	141,557	5,941		147,498

TOTAL CURRENT LIABILITIES	150,678	331,229	—	481,907
LONG-TERM DEBT	311,462	47,788		359,250
OTHER LONG-TERM LIABILITIES		138,378		138,378
INVESTMENT BY AND ADVANCES FROM PARENT		1,332,009	$(1,332,009)
SHAREHOLDERS’ EQUITY	1,163,565			1,163,565

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,625,705	$1,849,404	$(1,332,009)	$2,143,100

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 29, 2011

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net Income	$47,846	$78,441	$(78,441)	$47,846
Income from discontinued operations	450	450	(450)	450

Income from continuing operations	47,396	77,991	(77,991)	47,396
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(77,991)	—	77,991	—
Depreciation and amortization		118,696		118,696
Stock-based compensation		16,766		16,766
Excess tax benefit from stock-based compensation		(9,793)		(9,793)
Amortization of discount on convertible notes	11,910			11,910
Loss on extinguishment of debt	4			4
Deferred income taxes	2,220	15,134		17,354
Impairments and dispositions		(2,814)		(2,814)
Gain on sale of property		(482)		(482)
Changes in operating assets and liabilities, net	69	(74,725)		(74,656)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES—CONTINUING OPERATIONS	(16,392)	140,773	—	124,381
NET CASH USED IN OPERATING ACTIVITIES—DISCONTINUED OPERATIONS		(500)		(500)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,392)	140,273	—	123,881
INVESTING ACTIVITIES
Purchases of property and equipment	—	(55,721)	—	(55,721)
Proceeds from sale of property and equipment		548		548

NET CASH USED IN INVESTING ACTIVITIES—CONTINUING OPERATIONS	—	(55,173)	—	(55,173)
NET CASH USED IN INVESTING ACTIVITIES—DISCONTINUED OPERATIONS		—		—

NET CASH USED IN INVESTING ACTIVITIES	—	(55,173)	—	(55,173)

FINANCING ACTIVITIES
Intercompany borrowings	68,853	(68,853)	—	—
Excess tax benefit from stock-based compensation		9,793		9,793
Cash dividends paid	(102)			(102)
Payments on long-term debt and capital lease obligations	—	(29,135)		(29,135)
Net proceeds from issuance of common stock	1,301			1,301

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES—CONTINUING OPERATIONS	70,052	(88,195)	—	(18,143)
NET CASH PROVIDED BY FINANCING ACTIVITIES—DISCONTINUED OPERATIONS	—	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70,052	(88,195)	—	(18,143)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,660	(3,095)	—	50,565
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	136,347	10,954	—	147,301
CASH AND CASH EQUIVALENTS AT END OF YEAR	$190,007	$7,859	$—	$197,866

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 30, 2010

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$2,631,532		$2,631,532
Cost of sales		1,668,097		1,668,097

GROSS MARGIN		963,435		963,435
Selling, general and administrative expenses	$357	673,949		674,306
Other operating expenses	1	312,188		312,189
Store pre-opening costs		2,077		2,077
Impairments and dispositions		29,348		29,348

OPERATING LOSS	(358)	(54,127)	—	(54,485)
OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries—continuing operations	(32,562)		$32,562
Interest expense	(42,591)	(6,889)		(49,480)
Gain on extinguishment of debt	783			783
Other income, net	1,019			1,019

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR INCOME TAXES	(73,709)	(61,016)	32,562	(102,163)
Benefit for income taxes	(16,047)	(28,454)		(44,501)

LOSS FROM CONTINUING OPERATIONS	(57,662)	(32,562)	32,562	(57,662)
DISCONTINUED OPERATIONS:
Equity in earnings of subsidiaries—discontinued operations (net of tax)	(257)		257
Loss from discontinued operations before Benefit for income taxes		(395)		(395)
Benefit for income taxes		(138)		(138)

LOSS FROM DISCONTINUED OPERATIONS	(257)	(257)	257	(257)
NET LOSS	$(57,919)	$(32,819)	$32,819	$(57,919)

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 30, 2010

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,347	$10,954		$147,301
Merchandise inventories		649,196		649,196
Other current assets		93,479		93,479
Deferred income taxes, net		35,974		35,974

TOTAL CURRENT ASSETS	136,347	789,603	—	925,950
PROPERTY AND EQUIPMENT, NET		956,082		956,082
DEFERRED INCOME TAXES, NET	71,274	150,080		221,354
OTHER ASSETS	13,887	18,428		32,315
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES	1,324,256		$(1,324,256)

	$1,545,764	$1,914,193	$(1,324,256)	$2,135,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$101,739		$101,739
Accrued expenses and other current liabilities	$9,377	240,808		250,185
Current portion of long-term debt	22,859	4,998		27,857

TOTAL CURRENT LIABILITIES	32,236	347,545	—	379,781
LONG-TERM DEBT	441,918	51,412		493,330
OTHER LONG-TERM LIABILITIES		190,980		190,980
INVESTMENT BY AND ADVANCES FROM PARENT		1,324,256	$(1,324,256)
SHAREHOLDERS’ EQUITY	1,071,610			1,071,610

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,545,764	$1,914,193	$(1,324,256)	$2,135,701

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2010

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net loss	$(57,919)	$(32,819)	$32,819	$(57,919)
Loss from discontinued operations	(257)	(257)	257	(257)

Loss from continuing operations	(57,662)	(32,562)	32,562	(57,662)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	32,562	—	(32,562)	—
Depreciation and amortization		135,162		135,162
Equity compensation	—	16,846		16,846
Amortization of discount on convertible senior notes	9,819			9,819
Gain on debt extinguishment	(783)			(783)
Deferred income taxes	1,886	(42,471)		(40,585)
Impairments and dispositions		29,348		29,348
Gain on sale of property		(628)		(628)
Changes in operating assets and liabilities, net	(9,142)	123,500		114,358

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES—CONTINUING OPERATIONS	(23,320)	229,195	—	205,875
NET CASH USED IN OPERATING ACTIVITIES—DISCONTINUED OPERATIONS		(13,670)		(13,670)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(23,320)	215,525	—	192,205
INVESTING ACTIVITIES
Purchases of property and equipment	—	(74,577)	—	(74,577)
Proceeds from sale of property and equipment		643		643

NET CASH USED IN INVESTING ACTIVITIES—CONTINUING OPERATIONS	—	(73,934)	—	(73,934)
NET CASH USED IN INVESTING ACTIVITIES—DISCONTINUED OPERATIONS		—		—

NET CASH USED IN INVESTING ACTIVITIES	—	(73,934)	—	(73,934)
FINANCING ACTIVITIES
Intercompany borrowings	136,001	(136,001)	—	—
Proceeds from issuance of convertible senior notes	120,000			120,000
Payments of deferred financing costs	(13,105)			(13,105)
Payments on revolving credit facility	(156,675)			(156,675)
Cash dividends paid	(781)			(781)
Payments on long-term debt and capital lease obligations	(22,208)	(4,673)		(26,881)
Net proceeds from issuance of common stock	96,199			96,199

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES CONTINUING OPERATIONS	159,431	(140,674)	—	18,757
NET CASH PROVIDED BY FINANCING ACTIVITIES—DISCONTINUED OPERATIONS	—	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	159,431	(140,674)	—	18,757
INCREASE IN CASH AND CASH EQUIVALENTS	136,111	917	—	137,028
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	236	10,037	—	10,273
CASH AND CASH EQUIVALENTS AT END OF YEAR	$136,347	$10,954	$—	$147,301

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 31, 2009

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
NET SALES		$3,043,438		$3,043,438
Cost of sales		2,062,494		2,062,494

GROSS MARGIN		980,944		980,944
Selling, general and administrative expenses	$13	784,497		784,510
Other operating expenses	947	317,408		318,355
Store pre-opening costs		2,328		2,328
Impairments and dispositions		11,139		11,139

OPERATING LOSS	(960)	(134,428)	—	(135,388)
OTHER INCOME (EXPENSE)
Equity in earnings of subsidiaries—continuing operations	(101,186)		$101,186
Interest expense	(36,685)	(9,054)		(45,739)
Other income, net	5,600			5,600

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT FOR INCOME TAXES	(133,231)	(143,482)	101,186	(175,527)
Benefit for income taxes	(6,606)	(42,296)		(48,902)

LOSS FROM CONTINUING OPERATIONS	(126,625)	(101,186)	101,186	(126,625)
DISCONTINUED OPERATIONS:
Equity in earnings of subsidiaries—discontinued operations (net of tax)	(32,179)		32,179
Loss from discontinued operations before Benefit for income taxes		(52,727)		(52,727)
Benefit for income taxes		(20,548)		(20,548)

LOSS FROM DISCONTINUED OPERATIONS	(32,179)	(32,179)	32,179	(32,179)
NET LOSS	$(158,804)	$(133,365)	$133,365	$(158,804)

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2009

(In Thousands)	SAKS INCORPORATED	GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES
Net loss	$(158,804)	$(133,365)	$133,365	$(158,804)
Loss from discontinued operations	(32,179)	(32,179)	32,179	(32,179)

Loss from continuing operations	(126,625)	(101,186)	101,186	(126,625)
Adjustments to reconcile net income to net
Cash (used in) provided by operating activities:
Equity in earnings of subsidiaries	101,186		(101,186)
Depreciation and amortization		134,694		134,694
Equity compensation		16,354		16,354
Amortization of discount on convertible senior notes	6,811			6,811
Gain on sale of building		(3,400)		(3,400)
Deferred income taxes	1,841	(51,621)		(49,780)
Impairments and dispositions		11,139		11,139
Changes in operating assets and liabilities, net	(109,248)	137,225		27,977

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES—CONTINUING OPERATIONS	(126,035)	143,205	—	17,170
NET CASH USED IN OPERATING ACTIVITIES—DISCONTINUED OPERATIONS		(18,667)		(18,667)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(126,035)	124,538	—	(1,497)
INVESTING ACTIVITIES
Purchases of property and equipment		(127,305)		(127,305)
Proceeds from sale of property and equipment		4,338		4,338

NET CASH USED IN INVESTING ACTIVITIES—CONTINUING OPERATIONS	—	(122,967)	—	(122,967)
NET CASH USED IN INVESTING ACTIVITIES—DISCONTINUED OPERATIONS		(1,875)		(1,875)

NET CASH USED IN INVESTING ACTIVITIES	—	(124,842)	—	(124,842)
FINANCING ACTIVITIES
Intercompany borrowings	656	(656)
Payments on long-term debt and capital lease obligations	(84,569)	(4,673)		(89,242)
Proceeds from revolving credit facility	156,675			156,675
Cash dividends paid	(1,183)			(1,183)
Purchase of common stock	(34,889)			(34,889)
Proceeds from issuance of common stock	4,089			4,089

NET CASH PROVIDED BY FINANCING ACTIVITIES—CONTINUING OPERATIONS	40,779	(5,329)	—	35,450
NET CASH PROVIDED BY FINANCING ACTIVITIES—DISCONTINUED OPERATIONS	—	—	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,779	(5,329)	—	35,450
DECREASE IN CASH AND CASH EQUIVALENTS	(85,256)	(5,633)	—	(90,889)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	85,492	15,670	—	101,162
CASH AND CASH EQUIVALENTS AT END OF YEAR	$236	$10,037	$—	$10,273

SAKS INCORPORATED & SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended
(Dollars In Thousands)	January 29, 2011	January 30, 2010	January 31, 2009
Allowance for sales returns, net:
Balance at Beginning of Year	$3,905	$4,238	$7,255
Charged to Costs and Expenses	775,092	765,534	946,230
Deductions (A)	(774,895)	(765,867)	(949,247)

Balance at End of Year	$4,102	$3,905	$4,238

(A)	Deductions consist of actual returns net of related costs and commissions

	Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Valuation allowance for deferred tax assets:
Balance at beginning of year	$42,810	$42,190	$63,837
Charged (credited) to income	(2,228)	3,045	6,110
Increase (decrease) to reserve	(10,501)	(2,425)	(27,757)

Balance at end of year	$30,081	$42,810	$42,190