Form 10-Q
period 2011-04-30
SAKS INC
filed 2011-06-02
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: April 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 25, 2011, the number of shares of the registrant’s common stock outstanding was 163,506,380.

SAKS INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	April 30, 2011	January 29, 2011	May 1, 2010
ASSETS
Current assets
Cash and cash equivalents	$201,983	$197,866	$179,056
Merchandise inventories	732,212	671,383	702,132
Other current assets	144,602	105,404	92,991
Deferred income taxes, net	58,849	86,116	34,013

Total current assets	1,137,646	1,060,769	1,008,192

Property and equipment, net	881,265	890,364	938,292
Deferred income taxes, net	162,450	163,408	219,492
Other assets	29,745	28,559	30,465

TOTAL ASSETS	$2,211,106	$2,143,100	$2,196,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$146,258	$88,378	$148,071
Accrued expenses and other current liabilities	232,515	246,031	241,160
Current portion of long-term debt	148,181	147,498	28,639

Total current liabilities	526,954	481,907	417,870

Long-term debt	363,000	359,250	496,993
Other long-term liabilities	136,291	138,378	191,116

Total liabilities	1,026,245	979,535	1,105,979
Commitments and contingencies	-	-	-
Shareholders’ equity	1,184,861	1,163,565	1,090,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,211,106	$2,143,100	$2,196,441

See accompanying notes to condensed consolidated financial statements.

SAKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 30, 2011	May 1, 2010
NET SALES	$725,998	$667,438

Cost of sales	406,064	379,707

Gross margin	319,934	287,731

Selling, general and administrative expenses	178,371	163,495
Other operating expenses:
Property and equipment rentals	25,341	25,669
Depreciation and amortization	29,224	28,860
Taxes other than income taxes	23,563	22,436
Store pre-opening costs	134	2
Impairments and dispositions	2,868	1,815

OPERATING INCOME	60,433	45,454

Interest expense	(13,596)	(14,139)
Loss on extinguishment of debt	(539)	-
Other income, net	533	190

INCOME BEFORE INCOME TAXES	46,831	31,505

Provision for income taxes	18,422	12,720

NET INCOME	$28,409	$18,785

Earnings per common share:
Basic	$0.18	$0.12
Diluted	$0.16	$0.11

Weighted-average common shares:
Basic	156,402	153,739
Diluted	201,564	198,895

See accompanying notes to condensed consolidated financial statements.

SAKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	April 30, 2011	May 1, 2010
OPERATING ACTIVITIES
Net income	$28,409	$18,785

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	539	-
Depreciation and amortization	29,224	28,860
Stock-based compensation	4,160	5,003
Amortization of discount on convertible notes	3,131	2,879
Deferred income taxes	16,918	3,641
Impairments and dispositions	(51)	-
Excess tax benefit from stock-based compensation	(656)	-
Gain on sale of property and equipment	(156)	-
Change in operating assets and liabilities, net	(59,650)	(18,686)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,868	40,482

INVESTING ACTIVITIES
Purchases of property and equipment	(12,095)	(7,891)
Proceeds from the sale of property and equipment	156	-

NET CASH USED IN INVESTING ACTIVITIES	(11,939)	(7,891)

FINANCING ACTIVITIES
Payments of long-term debt	(2,438)	-
Payments of capital lease obligations	(1,520)	(1,250)
Payment of financing fees	(2,961)	-
Excess tax benefits related to stock-based compensation	656	-
Net proceeds from the issuance of common stock	451	414

NET CASH USED IN FINANCING ACTIVITIES	(5,812)	(836)

INCREASE IN CASH AND CASH EQUIVALENTS	4,117	31,755
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,866	147,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$201,983	$179,056

See accompanying notes to condensed consolidated financial statements.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012 (“fiscal year 2011”). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The accompanying condensed consolidated balance sheet as of January 29, 2011 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

The Company’s operations consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations (“Saks Direct”).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $8,726 and $7,367 for the three months ended April 30, 2011 and May 1, 2010, respectively. Leased department sales were $63,415 and $54,116 for the three months ended April 30, 2011 and May 1, 2010, respectively, and were excluded from net sales in the accompanying condensed consolidated statements of income.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $192,786, $190,007, and $170,573 at April 30, 2011, January 29, 2011, and May 1, 2010, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Income earned on cash equivalents was $244 and $119 for the three-month periods ended April 30, 2011 and May 1, 2010, respectively, and is included in other income in the condensed consolidated statements of income. Included in cash equivalents as of January 29, 2011 and May 1, 2010 were $10,000 and $20,000 compensating balances related the Company’s purchasing card program to ensure future credit availability under that program. There were no compensating balance arrangements as of April 30, 2011.

Inventory

Merchandise inventories are stated at the lower of cost or market and include freight, buying, and distribution costs. The Company takes markdowns related to slow moving inventory, ensuring the appropriate inventory valuation. The Company receives vendor-provided support in different forms. When vendors provide support for inventory markdowns, the Company records the support as a reduction to cost of sales. Such support is recorded in the period that the corresponding markdowns are taken. When the Company receives inventory-related support that is not designated for markdowns, the Company includes this support as a reduction in the cost of purchases.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Impairments and Dispositions

Impairment and disposition costs include costs associated with store closures, including employee severance and lease termination costs, asset impairment and disposal charges, and other costs related to store closure activities. Additionally, impairments and disposition costs include long-lived asset impairment charges related to assets held and used and losses related to asset dispositions made during the normal course of business. The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate.

During the three months ended April 30, 2011, the Company incurred store closing costs of $2,868 primarily due to a lease termination fee for the relocation of its Hilton Head OFF 5TH store. During the three months ended May 1, 2010, the Company announced the planned closure of three SFA locations and incurred store closing costs of $1,815 primarily related to employee severance and lease termination fees.

Segment Reporting

SFA, OFF 5TH, and Saks Direct have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting guidance.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses as of April 30, 2011, January 29, 2011, and May 1, 2010 approximates their fair values due to the short-term nature of these financial instruments. See Note 5 for fair value disclosures related to the Company’s long-term debt.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In January 2010, the Financial Accounting Standards Board issued an accounting standard update related to improving disclosures about fair value measurements. The update requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The accounting standard update is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for periods beginning after December 15, 2010. Adoption of this pronouncement as it relates to Level 1, Level 2, and Level 3 fair value disclosures did not impact the Company’s consolidated financial statements.

NOTE 3 – INCOME TAXES

The effective income tax rate for the three-month period ended April 30, 2011 was 39.3% as compared to 40.4% for the three-month period ended May 1, 2010. The decrease in the effective rate for the three-month period ended April 30, 2011 is primarily related to a decrease in state tax expense. The income tax provision for the three-month period ended May 1, 2010 was determined on a discrete basis since the Company could not reliably estimate its 2010 annual effective tax rate because minor changes in its estimated pre-tax results could have had a significant impact on the annualized effective tax rate.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Components of the Company’s income tax expense for the three-month periods ended April 30, 2011 and May 1, 2010 were as follows:

	Three Months Ended
	April 30,	May 1,
	2011	2010
Expected federal income taxes at 35%	$16,391	$11,027
State income taxes, net of federal benefit	2,811	3,210
State NOL valuation allowance adjustment	(710)	(1,476)
Effect of settling tax exams and other tax reserve adjustments	(116)	(34)
Other items, net	46	(7)

Provision for income taxes	$18,422	$12,720

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

The Company’s condensed consolidated balance sheet as of April 30, 2011 includes a gross deferred tax asset of $124,311 related to U.S. federal and state net operating loss (“NOL”) and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $29,373 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $29,373 has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While the Company has incurred a cumulative loss in recent years, after evaluating all available evidence including its past operating results, current year operating income, the macroeconomic factors contributing to the 2009 and 2008 fiscal year losses, the length of the carryforward periods available and the Company’s forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not that the net deferred tax asset, net of the $29,373 valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for an additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then an additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on the Company’s results of operations in the period in which it is recorded.

NOTE 4 - EARNINGS PER COMMON SHARE

The computation of earnings per common share (“EPS”) for the three months ended April 30, 2011 and May 1, 2010 are as follows:

	Three Months Ended
	April 30, 2011			May 1, 2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$28,409	156,402	$0.18	$18,785	153,739	$0.12
Effect of dilutive potential common shares	3,984	45,162	(0.02)	3,704	45,156	(0.01)

Diluted EPS	$32,393	201,564	$0.16	$22,489	198,895	$0.11

For the three-month periods ended April 30, 2011 and May 1, 2010, the computation of diluted EPS includes the effect of 40,889 shares that could be issued upon the conversion of the Company’s 7.5% and 2.0% convertible notes and the related interest expense, net of tax, of $3,984 and $3,704, respectively, as the effect is dilutive. As of April 30, 2011 and May 1, 2010, the Company had 1,340

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

and 1,365 stock options that were excluded from the computation of diluted EPS because the exercise prices of the stock options exceeded the average market price of the Company’s common stock for the period. These options represent the number of awards outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

NOTE 5 - DEBT

A summary of long-term debt and capital lease obligations is as follows:

	April 30, 2011		January 29, 2011		May 1, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value

Notes 7.50%, matured fiscal year 2010	$-	$-	$-	$-	$22,859	$23,442
Notes 9.875%, maturing fiscal year 2011	141,557	146,186	141,557	147,573	141,557	149,343
Notes 7.00%, maturing fiscal year 2013	2,125	2,268	2,125	2,168	2,922	2,852
Notes 7.375%, maturing fiscal year 2019	-	-	1,911	1,835	1,911	1,659
Convertible notes 7.50%, maturing fiscal year 2013, net (1)	105,908	278,022	104,777	265,906	101,567	237,416
Convertible notes 2.00%, maturing fiscal year 2024, net (2)	204,649	248,402	202,648	244,720	196,827	238,050
Capital lease obligations (3)	56,942	n/a	53,730	n/a	57,989	n/a

Total debt	511,181	674,878	506,748	662,202	525,632	652,762

Less current portion:
Notes 7.50%, matured fiscal year 2010	-	-	-	-	(22,859)	(23,442)
Notes 9.875%, maturing fiscal year 2011	(141,557)	(146,186)	(141,557)	(147,573)	-	-
Capital lease obligations (3)	(6,624)	n/a	(5,941)	n/a	(5,780)	n/a

Current portion of long-term debt	(148,181)	(146,186)	(147,498)	(147,573)	(28,639)	(23,442)
Long-term debt	$363,000	$528,692	$359,250	$514,629	$496,993	$629,320

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $14,092, $15,223, and $18,433 as of April 30, 2011, January 29, 2011, and May 1, 2010, respectively.

(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $25,351, $27,352, and $33,173 as of April 30, 2011, January 29, 2011, and May 1, 2010, respectively.

(3)	Disclosure regarding fair value of capital leases is not required.

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices.

REVOLVING CREDIT AGREEMENT

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables.

In March 2011, the Company entered into an amendment to its existing revolving credit agreement. The amendment extended the maturity date of this facility from November 23, 2013 to March 29, 2016 and revised certain terms of the existing revolving credit facility. The maximum committed borrowing capacity of the amended facility remains at $500 million. Fees incurred associated with the amendment to the revolving credit agreement were $2,961. As of April 30, 2011, the Company had no direct outstanding borrowings under the facility and had letters of credit outstanding of $17,733.

The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 2.00% to 2.50%, or at

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

the higher of the prime rate and federal funds rate plus a percentage ranging from 1.00% to 1.50%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.5% (for documentary or commercial letters of credit). The Company also pays an unused line fee ranging from 0.38% to 0.50% per annum on the average daily unused revolver.

During periods in which availability under the agreement is $62,500 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $62,500, the Company will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There is no debt rating trigger. As of April 30, 2011, the Company was not subject to the minimum fixed charge coverage ratio.

The revolving credit agreement permits additional debt in specific categories including the following (each category being subject to limitations as described in the revolving credit agreement): debt arising from permitted sale/leaseback transactions; debt to finance purchases of machinery, equipment, real estate and other fixed assets; debt in connection with permitted acquisitions; and unsecured debt. The revolving credit agreement also permits other debt (including permitted sale/leaseback transactions) in an aggregate amount not to exceed $500,000 at any time, including secured debt, so long as it is a permitted lien as defined by the revolving credit agreement. The revolving credit agreement also places certain restrictions on, among other things, asset sales, the ability to make acquisitions and investments, and to pay dividends.

SENIOR NOTES

As of April 30, 2011, the Company had $143,682 of unsecured senior notes outstanding, excluding the convertible notes, comprising two separate series having maturities ranging from 2011 to 2013 and interest rates ranging from 7.000% to 9.875%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s credit facility and have substantially identical terms except for the maturity dates and interest rates payable to investors. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

During April 2011, the Company completed the redemption of its 7.375% senior notes that mature in 2019. The redemption of these notes resulted in a loss on extinguishment of debt of approximately $539.

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

2.0% Convertible Senior Notes

The Company issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and, in certain circumstances, allow the holders to convert the notes to shares of the Company’s

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment. The holders may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 21, 2011. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; if the credit ratings of the notes are below a certain threshold; or upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of April 30, 2011, none of the conversion criteria were met.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. The convertible note hedge expired on April 20, 2011. The written call options have a strike price of $13.81 and the contract is indexed to 19,219 shares of the Company’s common stock. The written call option options have maturity dates ranging from June 21, 2011 through August 2, 2011. These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004. The estimated fair value of the written call option was $3,594 as of April 30, 2011. The estimated net fair value of the convertible note hedge and written call option was $4,901 and $2,723 as of January 29, 2011 and May 1, 2010, respectively.

The Company estimated the fair value of the liability component of the 2.0% Convertible Notes at the date of issuance, assuming a 6.25% non-convertible borrowing rate, to be $158,148. The difference between the fair value and the principal amount of the 2.0% Convertible Notes was $71,852. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. In accordance with the authoritative accounting guidance, the debt discount should be amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the notes have put options in 2014 and 2019, the debt instrument is accreted to par value using the effective interest method from the date of issuance until the first put date in 2014 resulting in an increase in non-cash interest expense.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the Pension Plan during 2006, freezing benefit accruals for all participants except those who had attained age 55 and completed 10 years of credited service as of January 1, 2007, who were considered to be non-highly compensated employees. In January 2009, the Company amended the Pension Plan to suspend future benefit accruals for all remaining participants effective March 13, 2009. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense related to the Company’s Pension Plan and SERP for the three months ended April 30, 2011 and May 1, 2010 were as follows:

	Three Months Ended
	April 30,	May 1,
	2011	2010

Interest cost	$1,700	$1,800
Expected return on plan assets	(2,100)	(1,800)
Net amortization of losses and prior service costs	579	542

Net periodic pension expense	$179	$542

The Company contributed $808 to the Pension Plan during the three months ended April 30, 2011 and expects additional funding requirements of approximately $2,392 for the remainder of fiscal year 2011.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 7 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the three months ended April 30, 2011:

					Accumulated
			Additional Paid-In		Other	Total
	Common Stock			Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity
	Shares	Amount	Capital
Balance at January 29, 2011	162,899	$16,290	$1,318,862	$(125,496)	$(46,091)	$1,163,565
Net income				28,409		28,409
Issuance of common stock	173	17	434			451
Net activity under stock compensation plans	737	74	(74)			-
Shares withheld for employee taxes	(301)	(30)	(3,512)			(3,542)
Income tax effect of stock compensation plans			96			96
Stock-based compensation			4,160			4,160
Deferred tax adjustment related to convertible notes			(8,278)			(8,278)

Balance at April 30, 2011	163,508	$16,351	$1,311,688	$(97,087)	$(46,091)	$1,184,861

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock. During the three months ended April 30, 2011 and May 1, 2010, there were no shares of common stock repurchased. As of April 30, 2011, there were 32,709 shares remaining available for repurchase under the Company’s share repurchase program.

NOTE 8 – STOCK-BASED COMPENSATION

The Company maintains an equity incentive plan, which allows for the granting of stock options, stock appreciation rights, restricted stock, performance share awards, and other forms of equity awards to employees, directors, and officers. Stock options generally vest over a four-year period from the grant date and have contractual terms ranging from seven to ten years from the grant date. Restricted stock and performance share awards generally vest over periods ranging from three to five years from the grant date, although the equity incentive plan permits accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors. The Company does not use cash to settle any of its stock-based awards and issues new shares of common stock upon the exercise of stock options and the granting of restricted stock and performance shares.

The Company recognizes compensation expense for stock options with graded-vesting on a straight-line basis over the requisite service period. Compensation expense for restricted stock and performance share awards that cliff-vest is recognized on a straight-line basis over the requisite service period. Restricted stock with graded-vesting are treated as multiple awards based upon the vesting date. The Company recognizes compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Total pre-tax stock-based compensation expense for the three months ended April 30, 2011 and May 1, 2010 was approximately $4,160 and $5,003, respectively.

NOTE 9 - CONTINGENCIES

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

SAKS INCORPORATED AND SUBSIDIARIES

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

INCOME TAXES

The Company is routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions, and compliance with federal, state and local tax laws. Based on current evaluations of tax filing positions, the Company believes it has adequately accrued for its income tax exposures. As of April 30, 2011, certain state examinations were ongoing. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

OTHER MATTERS

From time to time the Company has issued guarantees to landlords under leases of stores operated by its subsidiaries. Certain of these stores were sold in connection with the Saks Department Store Group and Northern Department Store Group transactions which occurred in July 2005 and March 2006, respectively. If the purchasers fail to perform certain obligations under the lease agreements guaranteed by the Company, the Company could have obligations to landlords under such guarantees. Based on the information currently available, management does not believe that its potential obligations under these lease guarantees would be material.

NOTE 10 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated, and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes and revolving credit facility (which include all of the 100%-owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three-month periods ended April 30, 2011 and May 1, 2010 and as of January 29, 2011 reflect the legal entity compositions at the respective dates. Additionally, certain reclassifications were made to prior period amounts to conform to the current year presentation.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There is also a management fee arrangement among Saks Incorporated and its subsidiaries. As of April 30, 2011, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks	Guarantor
	Incorporated	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$192,786	$9,197		$201,983
Merchandise inventories		732,212		732,212
Other current assets		144,602		144,602
Deferred income taxes, net		58,849		58,849

Total current assets	192,786	944,860	-	1,137,646
Property and equipment, net		881,265		881,265
Deferred income taxes, net	93,189	69,261		162,450
Other assets	12,171	17,574		29,745
Investment in and advances to subsidiaries	1,347,593		$(1,347,593)	-

TOTAL ASSETS	$1,645,739	$1,912,960	$(1,347,593)	$2,211,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$146,258		$146,258
Accrued expenses and other current liabilities	$6,639	225,876		232,515
Current portion of long-term debt	141,557	6,624		148,181

Total current liabilities	148,196	378,758	-	526,954

Long-term debt	312,682	50,318		363,000
Other long-term liabilities		136,291		136,291
Investment by and advances from parent		1,347,593	$(1,347,593)	-
Shareholders’ equity	1,184,861			1,184,861

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,645,739	$1,912,960	$(1,347,593)	$2,211,106

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED APRIL 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks	Guarantor
	Incorporated	Subsidiaries	Eliminations	Consolidated

NET SALES		$725,998		$725,998
Cost of sales		406,064		406,064

Gross margin	-	319,934	-	319,934

Selling, general and administrative expenses	$371	178,000		178,371
Other operating expenses	5	78,123		78,128
Store pre-opening costs		134		134
Impairments and dispositions		2,868		2,868

Operating income (loss)	(376)	60,809	-	60,433

Equity in earnings of subsidiaries	35,758		$(35,758)	-
Interest expense	(12,076)	(1,520)		(13,596)
Loss on extinguishment of debt	(539)			(539)
Other income, net	533			533

INCOME BEFORE INCOME TAXES	23,300	59,289	(35,758)	46,831

Provision (benefit) for income taxes	(5,109)	23,531		18,422

NET INCOME	$28,409	$35,758	$(35,758)	$28,409

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks	Guarantor
	Incorporated	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$28,409	$35,758	$(35,758)	$28,409

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Equity in earnings of subsidiaries	(35,758)		35,758	-
Loss on extinguishment of debt	539			539
Depreciation and amortization		29,224		29,224
Stock-based compensation		4,160		4,160
Amortization of discount on convertible notes	3,131			3,131
Deferred income taxes	(377)	17,295		16,918
Impairments and dispositions		(51)		(51)
Excess tax benefit from stock-based compensation		(656)		(656)
Gain on sale of property and equipment		(156)		(156)
Changes in operating assets and liabilities, net	(1,481)	(58,169)		(59,650)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,537)	27,405	-	21,868

INVESTING ACTIVITIES
Purchases of property and equipment		(12,095)		(12,095)
Proceeds from the sale of property and equipment		156		156

NET CASH USED IN INVESTING ACTIVITIES	-	(11,939)	-	(11,939)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	13,264	(13,264)		-
Payments of long-term debt	(2,438)			(2,438)
Payments of capital lease obligations		(1,520)		(1,520)
Payment of financing fees	(2,961)			(2,961)
Excess tax benefit from stock-based compensation	-	656		656
Net proceeds from the issuance of common stock	451			451

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,316	(14,128)	-	(5,812)

INCREASE IN CASH AND CASH EQUIVALENTS	2,779	1,338		4,117
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	190,007	7,859		197,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,786	$9,197	$-	$201,983

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MAY 1, 2010

(Dollar amounts in thousands)

(Unaudited)

	Saks	Guarantor
	Incorporated	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$170,573	$8,483		$179,056
Merchandise inventories		702,132		702,132
Other current assets		92,991		92,991
Deferred income taxes, net		34,013		34,013

Total current assets	170,573	837,619	-	1,008,192

Property and equipment, net		938,292		938,292
Deferred income taxes, net	76,249	143,243		219,492
Other assets	12,947	17,518		30,465
Investment in and advances to subsidiaries	1,306,131		$(1,306,131)	-

TOTAL ASSETS	$1,565,900	$1,936,672	$(1,306,131)	$2,196,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$148,071		$148,071
Accrued expenses and other current liabilities	$7,786	233,374		241,160
Current portion of long-term debt	22,859	5,780		28,639

Total current liabilities	30,645	387,225	-	417,870

Long-term debt	444,793	52,200		496,993
Other long-term liabilities		191,116		191,116
Investment by and advances from parent		1,306,131	$(1,306,131)	-
Shareholders’ equity	1,090,462			1,090,462

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,565,900	$1,936,672	$(1,306,131)	$2,196,441

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MAY 1, 2010

(Dollar amounts in thousands)

(Unaudited)

	Saks	Guarantor
	Incorporated	Subsidiaries	Eliminations	Consolidated
NET SALES		$667,438		$667,438
Cost of sales		379,707		379,707

Gross margin	-	287,731	-	287,731

Selling, general and administrative expenses	$420	163,075		163,495
Other operating expenses	1	76,964		76,965
Store pre-opening costs		2		2
Impairments and dispositions		1,815		1,815

Operating income (loss)	(421)	45,875	-	45,454

Equity in earnings of subsidiaries	26,566		$(26,566)	-
Interest expense	(12,525)	(1,614)		(14,139)
Other income, net	190			190

INCOME BEFORE INCOME TAXES	13,810	44,261	(26,566)	31,505

Provision (benefit) for income taxes	(4,975)	17,695		12,720

NET INCOME	$18,785	$26,566	$(26,566)	$18,785

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 1, 2010

(Dollar amounts in thousands)

(Unaudited)

	Saks	Guarantor
	Incorporated	Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$18,785	$26,566	$(26,566)	$18,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Equity in earnings of subsidiaries	(26,566)		26,566	-
Depreciation and amortization		28,860		28,860
Stock-based compensation		5,003		5,003
Amortization of discount on convertible notes	2,879			2,879
Deferred income taxes	545	3,096		3,641
Changes in operating assets and liabilities, net	(2,686)	(16,000)		(18,686)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,043)	47,525	-	40,482

INVESTING ACTIVITIES
Purchases of property and equipment		(7,891)		(7,891)

NET CASH USED IN INVESTING ACTIVITIES	-	(7,891)	-	(7,891)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	40,855	(40,855)		-
Payments of capital lease obligations		(1,250)		(1,250)
Net proceeds from the issuance of common stock	414			414

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	41,269	(42,105)	-	(836)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,226	(2,471)		31,755
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,347	10,954		147,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,573	$8,483	$-	$179,056

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 29, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks	Guarantor
	Incorporated	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$190,007	$7,859		$197,866
Merchandise inventories		671,383		671,383
Other current assets		105,404		105,404
Deferred income taxes, net		86,116		86,116

Total current assets	190,007	870,762	-	1,060,769

Property and equipment, net		890,364		890,364
Deferred income taxes, net	93,562	69,846		163,408
Other assets	10,127	18,432		28,559
Investment in and advances to subsidiaries	1,332,009		$(1,332,009)	-

TOTAL ASSETS	$1,625,705	$1,849,404	$(1,332,009)	$2,143,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$88,378		$88,378
Accrued expenses and other current liabilities	$9,121	236,910		246,031
Current portion of long-term debt	141,557	5,941		147,498

Total current liabilities	150,678	331,229	-	481,907

Long-term debt	311,462	47,788		359,250
Other long-term liabilities		138,378		138,378
Investment by and advances from parent		1,332,009	$(1,332,009)	-
Shareholders’ equity	1,163,565			1,163,565

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,625,705	$1,849,404	$(1,332,009)	$2,143,100

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis (“MD&A”) is intended to provide an analytical view of the business from management’s perspective and has the following components:

•	Management’s Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations and Off-Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates

MD&A should be read in conjunction with the condensed consolidated financial statements and related notes thereto contained elsewhere in this report.

MANAGEMENT’S OVERVIEW

General

The operations of Saks Incorporated and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations (“Saks Direct”). The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury fashion apparel, shoes, and accessories, targeting the value-conscious customer. As of April 30, 2011, Saks operated 46 SFA stores with 5.5 million square feet and 57 OFF 5TH stores with 1.6 million square feet.

Financial Performance Summary

For the first quarter ended April 30, 2011, the Company recorded net income of $28.4 million, or $0.16 per diluted share. Those results included after-tax charges of $1.8 million, or $0.01 per share of store closing costs primarily relating to the lease termination charge incurred in connection with the relocation of the Hilton Head OFF 5TH store and a $0.3 million loss on extinguishment of debt related to the early retirement of the $1.9 million 7.375% senior notes.

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

RESULTS OF OPERATIONS

The following table shows, for the periods presented, items from the Company’s condensed consolidated statements of income expressed as percentages of net sales. (numbers may not total due to rounding)

	Three Months Ended
	April 30,	May 1,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	55.9%	56.9%

Gross margin	44.1%	43.1%

Selling, general & administrative expenses	24.6%	24.5%
Other operating expenses	10.8%	11.5%
Store pre-opening costs	0.0%	0.0%
Impairments and dispositions	0.4%	0.3%

Operating income	8.3%	6.8%

Interest expense	-1.9%	-2.1%
Loss on extinguishment of debt	-0.1%	0.0%
Other income, net	0.1%	0.0%

Income before income taxes	6.5%	4.7%

Provision for income taxes	2.5%	1.9%

Net income	3.9%	2.8%

THREE MONTHS ENDED APRIL 30, 2011 COMPARED TO THREE MONTHS ENDED MAY 1, 2010

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income for the three-month period ended May 1, 2010 compared to the three-month period ended April 30, 2011:

Total
(In millions)	Company
For the three months ended May 1, 2010	$45.5

Store sales and margin	32.2
Operating expenses	(16.2)
Impairments and dispositions	(1.1)

Increase	14.9

For the three months ended April 30, 2011	$60.4

For the three-month period ended April 30, 2011, operating income was $60.4 million compared to operating income of $45.5 million for the same period last year. The $14.9 million improvement in operating income for the quarter was driven by a 10.2% increase in comparable store sales as well as a 100 basis point increase in the year-over-year gross margin rate resulting from increased full-price selling compared to the same period last year.

Net Sales

For the three months ended April 30, 2011, total net sales increased 8.8% to $726.0 million from $667.4 million for the three months ended May 1, 2010. Comparable store sales increased $64.9 million, or 10.2%, from $635.6 million for the three months ended May 1, 2010 to $700.5 million for the three months ended April 30, 2011.

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

Gross Margin

For the three months ended April 30, 2011, gross margin was $319.9 million, or 44.1% of net sales, compared to $287.7 million, or 43.1% of net sales, for the three months ended May 1, 2010. The Company’s gross margin rate increased 100 basis points in the quarter primarily as a result of increased full-price selling compared to same period last year.

Selling, General and Administrative Expenses (“SG&A”)

For the three months ended April 30, 2011, SG&A was $178.4 million, or 24.6% of net sales, compared to $163.5 million or 24.5% of net sales for the three month period ended May 1, 2010. The year-over-year increase was primarily the result of higher variable costs associated with the $58.6 million sales increase for the period, targeted investment spending to support growth areas such as Saks Direct, and an increase in employee benefit expense.

Other Operating Expenses

For the three months ended April 30, 2011, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $78.3 million, or 10.8% of net sales, compared to $77.0 million, or 11.5% of net sales, for the three months ended May 1, 2010. As a percent of sales, other operating expenses improved by 70 basis points year-over year. The increase in other operating expenses of $1.3 million was principally driven by an increase in taxes other than income taxes of $1.1 million.

Impairments and Dispositions

For the three months ended April 30, 2011, Impairments and Dispositions were $2.9 million compared to a $1.8 million for the three months ended May 1, 2010. The current period charges were primarily driven by a lease termination charge incurred in connection with the relocation of the Hilton Head OFF 5TH store. The prior year charges primarily related to store closing costs.

Interest Expense

For the three months ended April 30, 2011, interest expense was $13.6 million, or 1.9% of net sales, compared to $14.1 million, or 2.1% of net sales, for the three months ended May 1, 2010. The decrease in interest expense was primarily due the extinguishment of $22.9 million of the 7.5% senior notes that matured in December 2010. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $3.1 million and $2.9 million for the three months ended April 30, 2011 and May 1, 2010, respectively.

Loss on Extinguishment of Debt

During the three months ended April 30, 2011, the Company extinguished $1.9 million of its 7.375% senior notes resulting in a loss on extinguishment of debt of $0.5 million.

Income Taxes

The effective income tax rate from continuing operations for the three-month periods ended April 30, 2011 and May 1, 2010 was 39.3% and 40.4%, respectively. The decrease in the effective rate for the three-month period ended April 30, 2011 is primarily related to a decrease in state tax expense. The income tax provision for the three-month period ended May 1, 2010 was determined on a discrete basis since the Company could not reliably estimate its 2010 annual effective tax rate because minor changes in its estimated pre-tax results could have had a significant impact on the annualized effective tax rate.

The Company’s consolidated balance sheet as of April 30, 2011 includes a gross deferred tax asset of $124.3 million related to U.S. federal and state net operating loss (“NOL”) and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $29.4 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $29.4 million has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While the Company has incurred a cumulative loss in recent years, after evaluating all available evidence including past operating results, current year operating income, the macroeconomic factors contributing to the 2009 and 2008 fiscal year losses, the length of the carryforward periods available and the Company’s forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not that the net deferred tax asset, net of the $29.4 million valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for an additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then an additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on the Company’s results of operations in the period in which it is recorded.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash provided by operating activities was $21.9 million for the three months ended April 30, 2011 and $40.5 million for the three months ended May 1, 2010. Cash provided by operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $18.6 million decrease primarily relates to changes in working capital, driven by an increase in credit card receivables during the three months ended April 30, 2011 due to higher sales at the end of the period resulting from shifts in the promotional calendar. The decrease is also due to an increase in inventory relating to the Company’s effort to closely align inventory with consumption trends and consistent with the 10.2% comparable store sales growth for the period.

Net cash used in investing activities for continuing operations was $11.9 million for the three months ended April 30, 2011 and $7.9 million for the three months ended May 1, 2010. Cash used in investing activities primarily consists of capital expenditures related to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $4.0 million increase in cash used in investing activities is due to an increase in capital expenditures in the current year.

Net cash used in financing activities was $5.8 million for the three months ended April 30, 2011 and $0.8 million for the three months ended May 1, 2010. The $5.0 million increase is primarily related to the redemption of the Company’s 7.375% senior notes and debt issuance costs incurred in connection with the amendment of the Company’s revolving credit facility.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. As of April 30, 2011, the Company had no direct borrowings under its revolving credit facility, and had $17.8 million in unfunded letters of credit. As of April 30, 2011 and May 1, 2010, the Company maintained cash and cash equivalent balances of $202.0 million and $179.1 million, respectively. Exclusive of approximately $9.2 million and $8.5 million of store operating cash at April 30, 2011 and May 1, 2010, respectively, cash was invested principally in money market funds, demand deposits, and time deposits.

The primary needs for cash are to fund operations, acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores, invest in technology and distribution centers, and service debt. The Company anticipates that cash on hand, cash generated from operating activities, and availability under its revolving credit facility will be sufficient to sustain its current level of operations and repay the $141.6 million of senior notes that mature in October 2011.

There are numerous general business and economic factors affecting the retail industry. These factors include consumer confidence levels, intense competition, global economic conditions and financial market stability. Significant changes in one or more of these factors could potentially have a material adverse impact on the Company’s ability to generate sufficient cash flows to operate its business. The Company expects to be able to manage its working capital and capital expenditure amounts so as to maintain sufficient levels of liquidity. Depending on its actual and anticipated sources and uses of liquidity, conditions in the capital markets, and other factors, the Company may from time to time consider the issuance of debt or other securities or other possible capital market transactions for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes.

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the business and economic trends, interest rate levels, and the terms, conditions, and availability of capital in the capital markets. As of April 30, 2011, the Company’s capital and financing structure consisted of a revolving credit agreement, senior unsecured notes, convertible unsecured notes, and capital and operating leases. As of April 30, 2011, total funded debt (including the equity component of the convertible notes) was $550.6 million, representing a decrease of $26.6 million from a balance of $577.2 million as of May 1, 2010. This decrease was primarily due to the repayment of $22.9 million of senior notes that matured in December 2010. The debt-to-capitalization ratio decreased to 32.5% from 35.7% in the same period of the prior year.

There were no repurchases or retirements of common stock during the three months ended April 30, 2011 or May 1, 2010. As of April 30, 2011, there were 32.7 million shares remaining available for repurchase under the Company’s existing share repurchase program.

Revolving Credit Facility

As of April 30, 2011, the Company maintained a $500 million revolving credit facility, which is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. In March 2011, the Company entered into an amendment to its existing revolving credit facility. The amendment extended the maturity date of the facility from November 2013 to March 2016 and favorably revised certain terms of the facility, including, among other things, lower interest rates and fees. As the Company’s inventory levels fluctuate these changes will, at times, cause the borrowing capacity to fall below the stated $500 million facility. There are no debt-ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that the Company is subject to only if availability under the facility becomes less than $62.5 million. As of April 30, 2011, the Company was not subject to the fixed charge coverage ratio as its availability under the facility exceeded $62.5 million. Based on the inventory and credit card receivable balances as of April 30, 2011, the Company had unutilized availability under the facility of $482.3 million after deducting outstanding letters of credit of $17.7 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20.0 million in that other instrument. As of April 30, 2011, the Company had no direct outstanding borrowings under the revolving credit facility.

Senior Notes

As of April 30, 2011, the Company had $143.7 million of unsecured senior notes outstanding, excluding the convertible notes, comprising two separate series having maturities ranging from 2011 to 2013 and interest rates ranging from 7.00% to 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. There are no financial covenants or debt-rating triggers associated with the senior notes and each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay these notes at maturity.

During April 2011, the Company completed the redemption of its $1.9 million 7.375% senior notes that mature in 2019. The redemption of these notes resulted in a loss on extinguishment of debt of approximately $0.5 million.

7.5% Convertible Notes

As of April 30, 2011, the Company had $120 million of convertible notes outstanding that bear interest at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holders to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares, cash or a combination thereof at its discretion. In May 2009, the Company received net proceeds from the convertible notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

Upon issuance of the convertible notes, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $14.1 million is being amortized to interest expense over the remaining 2.6 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

2.0% Convertible Senior Notes

As of April 30, 2011, the Company had $230 million of convertible senior notes outstanding that bear interest at an annual rate of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holders may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 21, 2011. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: (i) if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of April 30, 2011, none of the conversion criteria were met.

The Company used approximately $25.0 million of the proceeds from the issuance of these convertible notes to enter into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the notes. The convertible note hedge expired on April 20, 2011. The written call option options have maturity dates ranging from June 21, 2011 through August 2, 2011.

Upon the February 1, 2009 adoption of the accounting pronouncement related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the convertible notes have put options in 2014 and 2019, the debt instrument is being accreted to par value using the effective interest method from issuance until the first put date in 2014 resulting in an increase in non-cash interest expense. The current unamortized discount of $25.4 million will be recognized over the remaining 2.9 year period.

The Company believes it will have sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay both of the convertible notes at maturity.

Capital Leases

As of April 30, 2011, the Company had $56.9 million in capital leases covering various properties and equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments (including interest), aggregating between $10.0 million and 13.0 million per year.

Pension Plan

The Company is obligated to fund a defined-benefit cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company amended the SFA Pension Plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. During November 2010, the Company voluntarily contributed approximately 1.8 million shares of the Company’s common stock with a total value of approximately $20.0 million to the pension plan. The purpose of the voluntary contribution was to strengthen the funded status of the plan and reduce contributions to the plan in the future. The Company contributed $0.8 million to the Pension Plan during the three months ended April 30, 2011 and expects additional funding requirements of approximately $2.4 million for the remainder of fiscal year 2011.

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

There were no other material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended April 30, 2011. For additional information regarding the Company’s contractual obligations as of January 29, 2011, see the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the Company’s critical accounting policies and estimates is included in the Management Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In January 2010, the Financial Accounting Standards Board issued an accounting standard update related to improving disclosures about fair value measurements. The update requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The accounting standard update is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for periods beginning after December 15, 2010. Adoption of this pronouncement as it relates to Level 1, Level 2, and Level 3 fair value disclosures did not impact the Company’s consolidated financial statements.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for luxury apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; macroeconomic conditions and their effect on consumer spending; the Company’s ability to secure adequate financing; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; the performance of the financial markets; changes in interest rates; and fluctuations in foreign currency. For additional information regarding these and other risk factors, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the SEC, which may be accessed through the Internet at www.sec.gov.

The Company undertakes no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk primarily arises from changes in interest rates and the U.S. equity and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. The Company seeks to manage exposure to adverse interest rate changes through its normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Such derivative instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. The Company does not enter into derivative instruments for trading purposes, as clearly set forth in its risk management policies. The Company is exposed to interest rate risk primarily through its borrowings and derivative financial instrument activities.

Based on the Company’s market risk sensitive instruments outstanding as of April 30, 2011, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information in “Part I – Financial Information, Note 9 – Contingencies - Legal Contingencies,” is incorporated into this Item by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2011 the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase up to 70.0 million shares of the Company’s common stock in order to both distribute cash to shareholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company did not repurchase and retire any shares of common stock during the three months ended April 30, 2011. As of April 30, 2011, approximately 32.7 million shares remained available for repurchase under the Company’s share repurchase program.

Item 6. Exhibits.

10	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of November 23, 2009, among the Company, the other Borrowers named therein, the various financial institutions now or hereafter parties thereto, as Lenders, Wells Fargo Retail Finance, LLC, as Agent, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Collateral Agents, Regions Bank, as Syndication Agent, and UBS Securities LLC and General Electric Capital Corporation, as Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 1, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Saks Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2011, January 29, 2011, and May 1, 2010, (ii) Condensed Consolidated Statements of Income for the three months ended April 30, 2011 and May 1, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2011 and May 1, 2010, and (iv) Notes to Condensed Consolidated Financial Statements*

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

SAKS INCORPORATED Registrant

Date: June 2, 2011	/s/ Kevin G. Wills
Kevin G. Wills On behalf of registrant and as Executive Vice President and Chief Financial Officer (Principal Financial Officer)