Form 10-Q
period 2011-07-30
SAKS INC
filed 2011-09-08
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: July 30, 2011

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

As of August 30, 2011, the number of shares of the registrant’s common stock outstanding was 159,998,557.

SAKS INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SAKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	July 30, 2011	January 29, 2011	July 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$293,977	$197,866	$161,442
Merchandise inventories	689,223	671,383	670,933
Other current assets	83,492	105,404	96,747
Deferred income taxes, net	66,434	86,116	44,215

Total current assets	1,133,126	1,060,769	973,337

Property and equipment, net	872,372	890,364	920,490
Deferred income taxes, net	161,070	163,408	223,786
Other assets	28,583	28,559	28,982

TOTAL ASSETS	$2,195,151	$2,143,100	$2,146,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$143,593	$88,378	$116,924
Accrued expenses and other current liabilities	220,078	246,031	252,658
Current portion of long-term debt	148,464	147,498	28,738

Total current liabilities	512,135	481,907	398,320

Long-term debt	364,132	359,250	497,616
Other long-term liabilities	138,050	138,378	188,744

Total liabilities	1,014,317	979,535	1,084,680

Commitments and contingencies	-	-	-
Shareholders’ equity	1,180,834	1,163,565	1,061,915

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,195,151	$2,143,100	$2,146,595

See accompanying Notes to Condensed Consolidated Financial Statements.

SAKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
NET SALES	$670,180	$593,145	$1,396,178	$1,260,583

Cost of sales (excluding depreciation and amortization)	415,635	371,874	821,699	751,581

Gross margin	254,545	221,271	574,479	509,002

Selling, general and administrative expenses	183,444	170,575	361,815	334,070
Other operating expenses:
Property and equipment rentals	24,896	24,837	50,237	50,506
Depreciation and amortization	28,868	29,682	58,092	58,542
Taxes other than income taxes	20,595	18,700	44,158	41,136
Store pre-opening costs	413	298	547	300
Impairments and dispositions	166	21,560	3,034	23,375

OPERATING INCOME (LOSS)	(3,837)	(44,381)	56,596	1,073

Interest expense	(13,043)	(14,291)	(26,639)	(28,430)
Loss on extinguishment of debt	-	(4)	(539)	(4)
Other income (expense), net	463	(720)	996	(530)

INCOME (LOSS) BEFORE INCOME TAXES	(16,417)	(59,396)	30,414	(27,891)

Provision (benefit) for income taxes	(8,048)	(27,162)	10,374	(14,442)

NET INCOME (LOSS)	$(8,369)	$(32,234)	$20,040	$(13,449)

Earnings (loss) per common share:
Basic	$(0.05)	$(0.21)	$0.13	$(0.09)
Diluted	$(0.05)	$(0.21)	$0.12	$(0.09)

Weighted-average common shares:
Basic	156,733	153,956	156,568	153,847
Diluted	156,733	153,956	160,682	153,847

See accompanying Notes to Condensed Consolidated Financial Statements.

SAKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	July 30, 2011	July 31, 2010
OPERATING ACTIVITIES
Net income (loss)	$20,040	$(13,449)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	539	4
Depreciation and amortization	58,092	58,542
Stock-based compensation	8,152	8,939
Amortization of discount on convertible notes	6,324	5,829
Deferred income taxes	11,135	(11,073)
Impairments and dispositions	(12)	1,524
Excess tax benefit from stock-based compensation	(753)	-
Gain on sale of property and equipment	(156)	(245)
Change in operating assets and liabilities, net	30,107	(11,603)

NET CASH PROVIDED BY OPERATING ACTIVITIES	133,468	38,468

INVESTING ACTIVITIES
Purchases of property and equipment	(30,153)	(21,614)
Proceeds from the sale of property and equipment	156	295

NET CASH USED IN INVESTING ACTIVITIES	(29,997)	(21,319)

FINANCING ACTIVITIES
Payments of long-term debt	(2,438)	(795)
Payments of capital lease obligations	(3,174)	(2,679)
Payment of financing fees	(2,961)	-
Excess tax benefits related to stock-based compensation	753	-
Cash dividends paid	-	(70)
Net proceeds from the issuance of common stock	460	536

NET CASH USED IN FINANCING ACTIVITIES	(7,360)	(3,008)

INCREASE IN CASH AND CASH EQUIVALENTS	96,111	14,141
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,866	147,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293,977	$161,442

See accompanying Notes to Condensed Consolidated Financial Statements.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended July 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012 (“fiscal year 2011”). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

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

The Company’s operations consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations (“Saks Direct”).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $8,523 and $17,249 for the three and six months ended July 30, 2011, respectively, and $6,820 and $14,187 for the three and six months ended July 31, 2010, respectively. Leased department sales were $60,647 and $124,062 for the three and six months ended July 30, 2011, respectively, and $49,129 and $103,245 for the three and six months ended July 31, 2010, respectively, and were excluded from net sales in the condensed consolidated statements of income.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $284,076, $190,007, and $152,275 at July 30, 2011, January 29, 2011, and July 31, 2010, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Income earned on cash equivalents was $428 and $672 for the three and six months ended July 30, 2011, respectively, and $117 and $164 for the three and six months ended July 31, 2010, respectively, and is included in other income in the condensed consolidated statements of income. Included in cash equivalents as of January 29, 2011 and July 31, 2010 were $10,000 and $20,000, respectively, of compensating balances related the Company’s purchasing card program to ensure future credit availability under that program. There were no compensating balance arrangements as of July 30, 2011.

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

Impairments and Dispositions

Impairment and disposition costs include costs associated with store closures, including employee severance and lease termination costs, asset impairment and disposal charges, and other costs related to store closure activities. Additionally, impairments and disposition costs include long-lived asset impairment charges related to assets held and used, and losses related to asset dispositions made during the normal course of business. The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate.

During the three months ended July 30, 2011, the Company incurred an asset impairment charge of $166. For the six months ended July 30, 2011, the Company incurred store closing costs of $2,868 primarily due to a lease termination fee related to the relocation of its Hilton Head OFF 5TH store as well as the aforementioned asset impairment charge of $166. During the three months ended July 31, 2010, the Company incurred store closing costs of $21,560 consisting of lease termination charges, severance and other store closure activities. For the six months ended July 31, 2010, the Company incurred store closing costs of $23,375 including the aforementioned store closing costs of $21,560 and $1,815 of similar charges recorded earlier in the period.

Segment Reporting

SFA, OFF 5TH, and Saks Direct have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting guidance.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses as of July 30, 2011, January 29, 2011, and July 31, 2010 approximate their fair values due to the short-term nature of these financial instruments. See Note 5 for fair value disclosures related to the Company’s long-term debt.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 was effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which became effective for periods beginning after December 15, 2010. Adoption of this pronouncement did not impact the Company’s consolidated financial statements.

Recently Issued Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires reporting entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

15, 2011 and is to be applied retrospectively. The adoption of ASU 2011-05 will not affect the consolidated financial position, results of operations, or cash flows of the Company.

NOTE 3 – INCOME TAXES

The effective income tax rate for the three and six months ended July 30, 2011 was 49.0% and 34.1%, respectively, as compared to 45.7% and 51.8% for the three and six months ended July 31, 2010. The increase in the effective rate for the three months ended July 30, 2011 is primarily related to the reversal of reserves for uncertain tax positions and a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards, increasing the expected tax benefit of pre-tax losses. The decrease in the effective tax rate for the six months ended July 30, 2011 is primarily related to the reversal of reserves for uncertain tax positions and a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards.

Components of the Company’s income tax expense (benefit) for the three and six months ended July 30, 2011 and July 31, 2010 were as follows:

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Expected federal income taxes at 35%	$(5,746)	$ (20,789)	$10,645	$ (9,762)
State income taxes, net of federal benefit	(713)	(6,715)	2,098	(3,505)
State NOL valuation allowance adjustment	(146)	516	(856)	(960)
Effect of settling tax exams and other tax reserve adjustments	(1,512)	(590)	(1,628)	(624)
Other items, net	69	416	115	409

Provision (benefit) for income taxes	$(8,048)	$ (27,162)	$10,374	$ (14,442)

The Company files a consolidated U.S. federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through February 3, 2007. With respect to state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and currently has no examinations in progress.

The Company’s condensed consolidated balance sheet as of July 30, 2011 includes a gross deferred tax asset of $124,361 related to U.S. federal and state net operating loss (“NOL”) and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $29,227 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $29,227 has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While the Company has incurred a cumulative loss in recent years, after evaluating all available evidence including its past operating results, current year operating income, the macroeconomic factors contributing to the 2009 and 2008 fiscal year losses, the length of the carryforward periods available and the Company’s forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not that the net deferred tax asset, net of the $29,227 valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for an additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then an additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on the Company’s results of operations in the period in which it is recorded.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 4 – EARNINGS PER COMMON SHARE

The computation of earnings per common share (“EPS”) for the three and six months ended July 30, 2011 and July 31, 2010 are as follows:

	Three Months Ended
	July 30, 2011			July 31, 2010
	Net Loss	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$(8,369)	156,733	$(0.05)	$(32,234)	153,956	$(0.21)
Effect of dilutive potential common shares	-	-	-	-	-	-

Diluted EPS	$(8,369)	156,733	$(0.05)	$(32,234)	153,956	$(0.21)

	Six Months Ended
	July 30, 2011			July 31, 2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS	$20,040	156,568	$0.13	$(13,449)	153,847	$(0.09)
Effect of dilutive potential common shares	-	4,114	(0.01)	-	-	-

Diluted EPS	$20,040	160,682	$0.12	$(13,449)	153,847	$(0.09)

For the three months ended July 30, 2011, the computation of diluted EPS excludes the effect of 6,717 shares of unvested restricted stock and performance share awards, 1,694 stock options, and 40,889 shares of common stock that could be issued upon the conversion of the Company’s convertible notes because the effect would be anti-dilutive since the Company generated a net loss. These stock options and restricted stock and performance share awards represent the number of awards outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

For the six months ended July 30, 2011, the computation of diluted EPS excludes the effect of 40,889 shares of common stock that could be issued upon the conversion of the Company’s convertible notes because the effect would be anti-dilutive. Additionally, 1,309 stock options were excluded from the computation of diluted EPS because the exercise prices of the stock options exceeded the average market price of the Company’s common stock for the period. These stock options represent the number of awards outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

For the three and six months ended July 31, 2010, the computations of diluted EPS exclude the effect of 6,947 shares of unvested restricted stock and performance share awards, 2,150 stock options, and 40,889 shares of common stock that could be issued upon the conversion of the Company’s convertible notes because the effect would be anti-dilutive since the Company generated a net loss in both periods. These stock options and restricted stock and performance share awards represent the number of awards outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 5 – DEBT

A summary of long-term debt and capital lease obligations is as follows:

	July 30, 2011		January 29, 2011		July 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Notes 7.50%, matured fiscal year 2010	$-	$-	$-	$-	$22,859	$23,180
Notes 9.875%, maturing fiscal year 2011	141,557	144,105	141,557	147,573	141,557	148,036
Notes 7.00%, maturing fiscal year 2013	2,125	2,199	2,125	2,168	2,125	2,083
Notes 7.375%, maturing fiscal year 2019	-	-	1,911	1,835	1,911	1,624
Convertible notes 7.50%, maturing fiscal year 2013, net (1)	107,068	253,412	104,777	265,906	102,607	204,790
Convertible notes 2.00%, maturing fiscal year 2024, net (2)	206,681	240,010	202,648	244,720	198,738	208,086
Capital lease obligations (3)	55,165	n/a	53,730	n/a	56,557	n/a

Total debt	512,596	639,726	506,748	662,202	526,354	587,799

Less current portion:
Notes 7.50%, matured fiscal year 2010	-	-	-	-	(22,859)	(23,180)
Notes 9.875%, maturing fiscal year 2011	(141,557)	(144,105)	(141,557)	(147,573)	-	-
Capital lease obligations (3)	(6,907)	n/a	(5,941)	n/a	(5,879)	n/a

Current portion of long-term debt	(148,464)	(144,105)	(147,498)	(147,573)	(28,738)	(23,180)
Long-term debt	$364,132	$495,621	$359,250	$514,629	$497,616	$564,619

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $12,932, $15,223, and $17,393 as of July 30, 2011, January 29, 2011, and July 31, 2010, respectively.

(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $23,319, $27,352, and $31,262 as of July 30, 2011, January 29, 2011, and July 31, 2010, respectively.

(3)	Disclosure regarding fair value of capital leases is not required.

The fair values of the long-term debt were estimated based on quotes obtained from financial institutions for those or similar instruments or on the basis of quoted market prices.

REVOLVING CREDIT AGREEMENT

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables.

In March 2011, the Company entered into an amendment to its existing revolving credit agreement. The amendment extended the maturity date of this facility from November 23, 2013 to March 29, 2016 and revised certain terms of the existing revolving credit facility. The maximum committed borrowing capacity of the amended facility remains at $500 million. Fees incurred associated with the amendment to the revolving credit agreement were $2,961. As of July 30, 2011, the Company had no direct outstanding borrowings under the facility and had letters of credit outstanding of $19,551.

The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either LIBOR plus a percentage ranging from 2.00% to 2.50%, or at the higher of the prime rate and federal funds rate plus a percentage ranging from 1.00% to 1.50%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.5% (for documentary or commercial letters of credit). The Company also pays an unused line fee ranging from 0.38% to 0.50% per annum on the average daily unused revolver.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

During periods in which availability under the agreement is $62,500 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $62,500, the Company will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There is no debt rating trigger. As of July 30, 2011, the Company was not subject to the minimum fixed charge coverage ratio.

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

SENIOR NOTES

As of July 30, 2011, the Company had $143,682 of unsecured senior notes outstanding, excluding the convertible notes, comprising two separate series, maturing in 2011 and 2013 with interest rates of 7.000% and 9.875%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s credit facility and have substantially identical terms except for the maturity dates and interest rates payable to investors. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of each senior note require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

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

Upon issuance, the Company estimated the fair value of the liability component of the 7.5% Convertible Notes, assuming a 13% non-convertible borrowing rate, to be $97,994. The difference between the fair value and the principal amount of the 7.5% Convertible Notes was $22,006. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized to interest expense over a 4.5 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense in future periods.

2.0% Convertible Senior Notes

The Company issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and, in certain circumstances, allow the holders to convert the notes to shares of the Company’s common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

conversion) subject to an anti-dilution adjustment. The holders may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 21, 2011. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: (i) if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of July 30, 2011, none of the conversion criteria were met.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. The convertible note hedge expired on April 20, 2011. The written call options have a strike price of $13.81 and the contract is indexed to 19,219 shares of the Company’s common stock. The written call option options have maturity dates ranging from June 21, 2011 through August 2, 2011. These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004. The estimated fair value of the written call option was $0 as of July 30, 2011. The estimated net fair value of the convertible note hedge and written call option was $4,901 and $1,124 as of January 29, 2011 and July 31, 2010, respectively.

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

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the Pension Plan during 2006, freezing benefit accruals for all participants except those considered to be non-highly compensated employees who had attained age 55 and completed 10 years of credited service as of January 1, 2007. In January 2009, the Company amended the Pension Plan to suspend future benefit accruals for all remaining participants effective March 13, 2009. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense related to the Company’s Pension Plan and SERP for the three and six months ended July 30, 2011 and July 31, 2010 were as follows:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Interest cost	$1,560	$1,858	$3,260	$3,657
Expected return on plan assets	(1,906)	(1,660)	(4,006)	(3,460)
Net amortization of losses and prior service costs	548	771	1,127	1,313

Net periodic pension expense	$202	$969	$381	$1,510

The Company contributed $808 and $1,616 to the Pension Plan during the three and six months ended July 30, 2011 and expects additional funding requirements of approximately $1,584 for the remainder of fiscal year 2011.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 7 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the six months ended July 30, 2011:

					Accumulated
			Additional Paid-In		Other	Total
	Common Stock			Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity
	Shares	Amount	Capital
Balance at January 29, 2011	162,899	$16,290	$1,318,862	$(125,496)	$(46,091)	$1,163,565
Net income				20,040		20,040
Issuance of common stock	174	17	443			460
Net activity under stock compensation plans	717	72	(72)			-
Shares withheld for employee taxes	(324)	(32)	(3,788)			(3,820)
Income tax effect of stock compensation plans			(31)			(31)
Stock-based compensation			8,152			8,152
Deferred tax adjustment related to convertible notes			(7,532)			(7,532)

Balance at July 30, 2011	163,466	$16,347	$1,316,034	$(105,456)	$(46,091)	$1,180,834

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock. During the three and six months ended July 30, 2011 and July 31, 2010, there were no shares of common stock repurchased. As of July 30, 2011, there were 32,709 shares remaining available for repurchase under the Company’s share repurchase program.

During August 2011, the Company repurchased shares of common stock under its share repurchase program. See “Note 10 – Subsequent Events” for more information.

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

Total pre-tax stock-based compensation expense was $3,992 and $8,152 for the three and six months ended July 30, 2011, respectively, and $3,936 and $8,939 for the three and six months ended July 31, 2010, respectively.

NOTE 9 – CONTINGENCIES

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

INCOME TAXES

The Company is routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions, and compliance with federal, state and local tax laws. Based on current evaluations of tax filing positions, the Company believes it has adequately accrued for its income tax exposures. As of July 30, 2011, certain state sales and use tax examinations were ongoing. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

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

NOTE 10 – SUBSEQUENT EVENT

During August 2011, the Company repurchased an aggregate of 3,537 shares of common stock at an average price of $8.18 per share and a total cost of $28,932. Subsequent to these transactions, 29,172 shares remain available for repurchase under the Company’s share repurchase program.

NOTE 11 – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated, and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes and revolving credit facility (which include all of the 100%-owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three- and six-month periods ended July 30, 2011 and July 31, 2010 and as of January 29, 2011 reflect the legal entity compositions at the respective dates. Additionally, certain reclassifications were made to prior period amounts to conform to the current year presentation.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There is also a management fee arrangement among Saks Incorporated and its subsidiaries. As of July 30, 2011, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks	Guarantor
	Incorporated	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$284,076	$9,901		$293,977
Merchandise inventories		689,223		689,223
Other current assets		83,492		83,492
Deferred income taxes, net		66,434		66,434

Total current assets	284,076	849,050	-	1,133,126
Property and equipment, net		872,372		872,372
Deferred income taxes, net	98,312	62,758		161,070
Other assets	12,171	16,412		28,583
Investment in and advances to subsidiaries	1,252,162		$(1,252,162)	-

TOTAL ASSETS	$1,646,721	$1,800,592	$(1,252,162)	$2,195,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$143,593		$143,593
Accrued expenses and other current liabilities	$8,456	211,622		220,078
Current portion of long-term debt	141,557	6,907		148,464

Total current liabilities	150,013	362,122	-	512,135

Long-term debt	315,874	48,258		364,132
Other long-term liabilities		138,050		138,050
Investment by and advances from parent		1,252,162	$(1,252,162)	-
Shareholders’ equity	1,180,834			1,180,834

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,646,721	$1,800,592	$(1,252,162)	$2,195,151

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended July 30, 2011
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$670,180		$670,180
Cost of sales (excluding depreciation and amortization)		415,635		415,635

Gross margin	-	254,545	-	254,545

Selling, general and administrative expenses	$486	182,958		183,444
Other operating expenses	6	74,353		74,359
Store pre-opening costs		413		413
Impairments and dispositions		166		166

Operating loss	(492)	(3,345)	-	(3,837)

Equity in earnings of subsidiaries	(2,435)		$2,435	-
Interest expense	(9,950)	(3,093)		(13,043)
Other income, net	463			463

LOSS BEFORE INCOME TAXES	(12,414)	(6,438)	2,435	(16,417)

Benefit for income taxes	(4,045)	(4,003)		(8,048)

NET LOSS	$(8,369)	$(2,435)	$2,435	$(8,369)

	Six Months Ended July 30, 2011
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$1,396,178		$1,396,178
Cost of sales (excluding depreciation and amortization)		821,699		821,699

Gross margin	-	574,479	-	574,479
Selling, general and administrative expenses	$857	360,958		361,815
Other operating expenses	11	152,476		152,487
Store pre-opening costs		547		547
Impairments and dispositions		3,034		3,034

Operating income (loss)	(868)	57,464	-	56,596
Equity in earnings of subsidiaries	33,323		$(33,323)	-
Interest expense	(22,026)	(4,613)		(26,639)
Loss on extinguishment of debt	(539)			(539)
Other income, net	996			996

INCOME BEFORE INCOME TAXES	10,886	52,851	(33,323)	30,414
Provision (benefit) for income taxes	(9,154)	19,528		10,374

NET INCOME	$20,040	$33,323	$(33,323)	$20,040

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$20,040	$33,323	$(33,323)	$20,040
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Equity in earnings of subsidiaries	(33,323)		33,323	-
Loss on extinguishment of debt	539			539
Depreciation and amortization		58,092		58,092
Stock-based compensation		8,152		8,152
Amortization of discount on convertible notes	6,324			6,324
Deferred income taxes	(121)	11,256		11,135
Impairments and dispositions		(12)		(12)
Excess tax benefit from stock-based compensation		(753)		(753)
Gain on sale of property and equipment		(156)		(156)
Changes in operating assets and liabilities, net	336	29,771		30,107

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,205)	139,673	-	133,468

INVESTING ACTIVITIES
Purchases of property and equipment		(30,153)		(30,153)
Proceeds from the sale of property and equipment		156		156

NET CASH USED IN INVESTING ACTIVITIES	-	(29,997)	-	(29,997)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	105,213	(105,213)		-
Payments of long-term debt	(2,438)			(2,438)
Payments of capital lease obligations		(3,174)		(3,174)
Payment of financing fees	(2,961)			(2,961)
Excess tax benefit from stock-based compensation		753		753
Net proceeds from the issuance of common stock	460			460

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100,274	(107,634)	-	(7,360)

INCREASE IN CASH AND CASH EQUIVALENTS	94,069	2,042		96,111
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	190,007	7,859		197,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,076	$9,901	$-	$293,977

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 31, 2010

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$152,275	$9,167		$161,442
Merchandise inventories		670,933		670,933
Other current assets		96,747		96,747
Deferred income taxes, net		44,215		44,215

Total current assets	152,275	821,062	-	973,337

Property and equipment, net		920,490		920,490
Deferred income taxes, net	81,692	142,094		223,786
Other assets	12,001	16,981		28,982
Investment in and advances to subsidiaries	1,295,278		$(1,295,278)	-

TOTAL ASSETS	$1,541,246	$1,900,627	$(1,295,278)	$2,146,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$116,924		$116,924
Accrued expenses and other current liabilities	$9,529	243,129		252,658
Current portion of long-term debt	22,859	5,879		28,738

Total current liabilities	32,388	365,932	-	398,320

Long-term debt	446,943	50,673		497,616
Other long-term liabilities		188,744		188,744
Investment by and advances from parent		1,295,278	$(1,295,278)	-
Shareholders’ equity	1,061,915			1,061,915

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,541,246	$1,900,627	$(1,295,278)	$2,146,595

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended July 31, 2010
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$593,145		$593,145
Cost of sales (excluding depreciation and amortization)		371,874		371,874

Gross margin	-	221,271	-	221,271

Selling, general and administrative expenses	$556	170,019		170,575
Other operating expenses		73,219		73,219
Store pre-opening costs		298		298
Impairments and dispositions		21,560		21,560

Operating loss	(556)	(43,825)	-	(44,381)

Equity in earnings of subsidiaries	(23,744)		$23,744	-
Interest expense	(12,642)	(1,649)		(14,291)
Loss on extinguishment of debt	(4)			(4)
Other expense, net	(720)			(720)

LOSS BEFORE INCOME TAXES	(37,666)	(45,474)	23,744	(59,396)

Benefit for income taxes	(5,432)	(21,730)		(27,162)

NET LOSS	$(32,234)	$(23,744)	$23,744	$(32,234)

	Six Months Ended July 31, 2010
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$1,260,583		$1,260,583
Cost of sales (excluding depreciation and amortization)		751,581		751,581

Gross margin	-	509,002	-	509,002

Selling, general and administrative expenses	$976	333,094		334,070
Other operating expenses	1	150,183		150,184
Store pre-opening costs		300		300
Impairments and dispositions		23,375		23,375

Operating income (loss)	(977)	2,050	-	1,073

Equity in earnings of subsidiaries	2,822		$(2,822)	-
Interest expense	(25,167)	(3,263)		(28,430)
Loss on extinguishment of debt	(4)			(4)
Other expense, net	(530)			(530)

LOSS BEFORE INCOME TAXES	(23,856)	(1,213)	(2,822)	(27,891)

Benefit for income taxes	(10,407)	(4,035)		(14,442)

NET INCOME (LOSS)	$(13,449)	$2,822	$(2,822)	$(13,449)

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2010

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income (loss)	$(13,449)	$2,822	$(2,822)	$(13,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Equity in earnings of subsidiaries	(2,822)		2,822	-
Depreciation and amortization		58,542		58,542
Impairments and dispositions		1,524		1,524
Loss on extinguishment of debt	4			4
Equity compensation		8,939		8,939
Amortization of discount on convertible notes	5,829			5,829
Deferred income taxes	1,080	(12,153)		(11,073)
Gain on sale of property and equipment		(245)		(245)
Changes in operating assets and liabilities, net	4,464	(16,067)		(11,603)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,894)	43,362	-	38,468

INVESTING ACTIVITIES
Purchases of property and equipment		(21,614)		(21,614)
Proceeds from the sale of property and equipment		295		295

NET CASH USED IN INVESTING ACTIVITIES	-	(21,319)	-	(21,319)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	21,151	(21,151)		-
Payments of long-term debt	(795)			(795)
Payments of capital lease obligations		(2,679)		(2,679)
Cash dividends paid	(70)			(70)
Net proceeds from the issuance of common stock	536			536

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,822	(23,830)	-	(3,008)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,928	(1,787)		14,141

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,347	10,954		147,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,275	$9,167	$-	$161,442

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 29, 2011

(Dollar amounts in thousands)

(Unaudited)

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

MANAGEMENT’S OVERVIEW

General

The operations of Saks Incorporated and its subsidiaries (together, the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations (“Saks Direct”). The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury fashion apparel, shoes, and accessories, targeting the value-conscious customer. As of July 30, 2011, Saks operated 46 SFA stores with 5.5 million square feet and 58 OFF 5TH stores with 1.7 million square feet.

Financial Performance Summary

For the second quarter ended July 30, 2011, the Company recorded a net loss of $8.4 million, or $0.05 per diluted share. Those results included an after-tax charge of $1.8 million, consisting of a write-down of a third party receivable, a pension and related benefit charge and an asset impairment charge. This is partially offset by the reversal of $1.0 million in state income tax reserves deemed no longer necessary.

For the second quarter ended July 31, 2010, the Company recorded a net loss of $32.2 million, or $0.21 per share. Those results included after-tax charges totaling $11.7 million, or $0.08 per share, consisting of lease termination, severance charges, and other closing costs related to SFA store closures.

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

	Three Months Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.0%	62.7%	58.9%	59.6%

Gross margin	38.0%	37.3%	41.1%	40.4%

Selling, general & administrative expenses	27.4%	28.8%	25.9%	26.5%
Other operating expenses	11.1%	12.3%	10.9%	11.9%
Store pre-opening costs	0.1%	0.1%	0.0%	0.0%
Impairments and dispositions	0.0%	3.6%	0.2%	1.9%

Operating income (loss)	-0.6%	-7.5%	4.1%	0.1%

Interest expense	-1.9%	-2.4%	-1.9%	-2.3%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	0.0%
Other income (loss), net	0.1%	-0.1%	0.1%	0.0%

Income (loss) before income taxes	-2.4%	-10.0%	2.2%	-2.2%

Provision (benefit) for income taxes	-1.2%	-4.6%	0.7%	-1.1%

Net income (loss)	-1.2%	-5.4%	1.4%	-1.1%

DISCUSSION OF OPERATING LOSS – THREE MONTHS ENDED JULY 30, 2011 COMPARED TO THREE MONTHS ENDED JULY 31, 2010

The following table shows the changes in operating loss for the three-month period ended July 31, 2010 compared to the three-month period ended July 30, 2011:

(In millions)	Total Company
For the three months ended July 31, 2010	$(44.4)

Store sales and margin	33.3
Operating expenses	(14.1)
Impairments and dispositions	21.4

Increase	40.6

For the three months ended July 30, 2011	$(3.8)

For the three months ended July 30, 2011, operating loss was $3.8 million compared to operating loss of $44.4 million for the same period last year. The $40.6 million improvement in operating loss for the quarter was driven by a 15.5% increase in comparable store sales as well as a 70 basis point increase in the year-over-year gross margin rate resulting from increased full-price selling compared to the same period last year. Additionally, the three month period ended July 31, 2010 included $21.6 million of impairments and dispositions related to store closing costs.

Net Sales

For the three months ended July 30, 2011, total net sales increased 13.0% to $670.2 million from $593.1 million for the three months ended July 31, 2010. Comparable store sales increased $87.5 million, or 15.5%, from $562.4 million for the three months ended July 31, 2010 to $649.9 million for the three months ended July 30, 2011.

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

Gross Margin

For the three months ended July 30, 2011, gross margin was $254.5 million, or 38.0% of net sales, compared to $221.3 million, or 37.3% of net sales, for the three months ended July 31, 2010. The Company’s gross margin rate increased 70 basis points in the quarter primarily as a result of increased full-price selling compared to the same period last year.

Selling, General and Administrative Expenses (“SG&A”)

For the three months ended July 30, 2011, SG&A was $183.4 million, or 27.4% of net sales, compared to $170.6 million or 28.8% of net sales for the three month period ended July 31, 2010. The year-over-year increase was primarily the result of higher variable costs associated with the $77.0 million sales increase for the period and targeted investment spending to support growth areas such as Saks Direct.

Other Operating Expenses

For the three months ended July 30, 2011, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $74.8 million, or 11.2% of net sales, compared to $73.5 million, or 12.4% of net sales, for the three months ended July 31, 2010. As a percent of sales, other operating expenses improved by 120 basis points year-over year. The increase in other operating expenses of $1.3 million was principally driven by an increase in taxes other than income taxes of $1.9 million which was partially offset by a decrease in depreciation and amortization expense of $0.8 million.

Impairments and Dispositions

For the three months ended July 30, 2011, impairments and dispositions were $0.2 million compared to $21.6 million for the three months ended July 31, 2010. The current period charge was due to an asset impairment. The prior year charges consisted of lease termination charges, severance and other store closure activities.

Interest Expense

For the three months ended July 30, 2011, interest expense was $13.0 million, or 1.9% of net sales, compared to $14.3 million, or 2.4% of net sales, for the three months ended July 31, 2010. The decrease in interest expense was primarily due the extinguishment of $22.9 million of the 7.5% senior notes that matured in December 2010. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $3.2 million and $3.0 million for the three months ended July 30, 2011 and July 31, 2010, respectively.

Income Taxes

The effective income tax rate for the three-month periods ended July 30, 2011 and July 31, 2010 was 49.0% and 45.7%, respectively. The increase in the effective rate for the three months ended July 30, 2011 is primarily related to the reversal of reserves for uncertain tax positions and a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards, increasing the expected tax benefit of pre-tax losses.

The Company’s condensed consolidated balance sheet as of July 30, 2011 includes a gross deferred tax asset of $124.4 million related to U.S. federal and state net operating loss (“NOL”) and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $29.2 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $29.2 million has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While the Company has incurred a cumulative loss in recent years, after evaluating all available evidence including its past operating results, current year operating income, the macroeconomic factors contributing to the 2009 and 2008 fiscal year losses, the length of the carryforward periods available and the Company’s forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not that the net deferred tax asset, net of the $29.2 million valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for an additional valuation allowance in the future. If future results are less than projected or tax planning alternatives are no longer viable, then an additional valuation allowance may be required to reduce the deferred tax assets which could have a material impact on the Company’s results of operations in the period in which it is recorded.

DISCUSSION OF OPERATING INCOME – SIX MONTHS ENDED JULY 30, 2011 COMPARED TO SIX MONTHS ENDED JULY 31, 2010

The following table shows the changes in operating income for the six-month periods ended July 31, 2010 compared to six-month periods ended July 30, 2011:

(In millions)	Total Company
For the six months ended July 31, 2010	$1.1

Store sales and margin	65.5
Operating expenses	(30.3)
Impairments and dispositions	20.3

Increase	55.5

For the six months ended July 30, 2011	$56.6

For the six months ended July 30, 2011, operating income was $56.6 million compared to operating income of $1.1 million for the same period last year. The $55.5 million improvement in operating income for the period was driven by a 12.7% increase in comparable store sales as well as a 70 basis point increase in the year-over-year gross margin rate resulting from increased full-price selling. Additionally, the six month period ended July 31, 2010 included $23.4 million of impairments and dispositions related to store closing costs.

Net Sales

For the six months ended July 30, 2011, total net sales increased 10.8% to $1,396.2 million from $1,260.6 million for the six months ended July 31, 2010. Comparable store sales increased $152.4 million, or 12.7%, from $1,198.1 million for the six months ended July 31, 2010 to $1,350.5 million for the six months ended July 30, 2011.

Gross Margin

For the six months ended July 30, 2011, gross margin was $574.5 million, or 41.1% of net sales, compared to $509.0 million, or 40.4% of net sales, for the six months ended July 31, 2010. The Company’s gross margin rate increased 70 basis points during the period as a result of increased full-price selling during the six months ended July 30, 2011.

Selling, General and Administrative Expenses

For the six months ended July 30, 2011, SG&A was $361.8 million, or 25.9% of net sales, compared to $334.1 million, or 26.5% of net sales, for the six months ended July 31, 2010. The year-over-year increase was primarily the result of higher variable costs associated with the $135.6 million sales increase for the period, incremental expenses to support the growth in Saks Direct and an increase in employee benefit expense.

Other Operating Expenses

For the six months ended July 30, 2011, other operating expenses were $153.0 million, or 11.0% of net sales, compared to $150.5 million, or 11.9% of net sales, for the six months ended July 31, 2010. As a percent of sales, other operating expenses improved by 90 basis points year-over year. The increase in other operating expenses of $2.5 million was principally driven by an increase in taxes other than income taxes of $3.0 million.

Impairments and Dispositions

For the six months ended July 30, 2011, impairments and dispositions were $3.0 million compared to $23.4 million for the six months ended July 31, 2010. The current period charges were primarily driven by a lease termination charge incurred in connection with the relocation of the Hilton Head OFF 5TH store. The prior year charges included $23.4 million of store closing costs.

Interest Expense

For the six months ended July 30, 2011, interest expense was $26.6 million, or 1.9% of net sales, compared to $28.4 million, or 2.3% of net sales, for the six months ended July 31, 2010. The decrease in interest expense was primarily due the extinguishment of $22.9 million of the 7.5% senior notes that matured in December 2010. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $6.3 million and $5.8 million for the six months ended July 30, 2011 and July 31, 2010, respectively.

Loss on Extinguishment of Debt

During the six months ended July 30, 2011, the Company extinguished $1.9 million of its 7.375% senior notes resulting in a loss on extinguishment of debt of $0.5 million.

Income Taxes

The effective income tax rate for the six-month periods ended July 30, 2011 and July 31, 2010 was 34.1% and 51.8%, respectively. The decrease in the effective tax rate for the six months ended July 30, 2011 is primarily related to the reversal of reserves for uncertain tax positions and a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash provided by operating activities was $133.5 million for the six months ended July 30, 2011 and $38.5 million for the six months ended July 31, 2010. Cash provided by operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $95.0 million increase is primarily due to changes in working capital and net income of $20.0 million for the six months ended July 30, 2011 compared to a net loss of $13.4 million for the six months ended July 31, 2010.

Net cash used in investing activities was $30.0 million for the six months ended July 30, 2011 and $21.3 million for the six months ended July 31, 2010. Cash used in investing activities primarily consists of capital expenditures related to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $8.7 million increase in cash used in investing activities is due to an increase in capital expenditures in the current year.

Net cash used in financing activities was $7.4 million for the six months ended July 30, 2011 and $3.0 million for the six months ended July 31, 2010. The $4.4 million increase is primarily related to the redemption of the Company’s 7.375% senior notes and debt financing costs incurred in connection with the amendment of the Company’s revolving credit facility during the three months ended April 30, 2011.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. As of July 30, 2011, the Company had no direct borrowings under its revolving credit facility, and had $19.6 million in unfunded letters of credit. As of July 30, 2011 and July 31, 2010, the Company maintained cash and cash equivalent balances of $294.0 million and $161.4 million, respectively. Exclusive of approximately $9.9 million and $9.2 million of store operating cash at July 30, 2011 and July 31, 2010, respectively, cash was invested principally in money market funds, demand deposits, and time deposits.

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

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the business and economic trends, interest rate levels, and the terms, conditions, and availability of capital in the capital markets. As of July 30, 2011, the Company’s capital and financing structure consisted of a revolving credit agreement, senior unsecured notes, convertible unsecured notes, and capital and operating leases. As of July 30, 2011, total funded debt (including the equity component of the convertible notes) was $548.8 million, representing a decrease of $26.2 million from a balance of $575.0 million as of July 31, 2010. This decrease was primarily due to the repayment of $22.9 million of senior notes that matured in December 2010. The debt-to-capitalization ratio decreased to 32.4% from 36.2% in the same period of the prior year.

There were no repurchases or retirements of common stock during the six months ended July 30, 2011 or July 31, 2010. As of July 30, 2011, there were 32.7 million shares remaining available for repurchase under the Company’s existing share repurchase program.

During August 2011, the Company repurchased an aggregate of 3,537 shares of common stock at an average price of $8.18 per share and a total cost of $28,932. Subsequent to these transactions, 29,172 shares remain available for repurchase under the Company’s share repurchase program.

Revolving Credit Facility

As of July 30, 2011, the Company maintained a $500 million revolving credit facility, which is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. In March 2011, the Company entered into an amendment to its existing revolving credit facility. The amendment extended the maturity date of the facility from November 2013 to March 2016 and favorably revised certain terms of the facility, including, among other things, lower interest rates and fees. As the Company’s inventory levels fluctuate these changes will, at times, cause the borrowing capacity to fall below the stated $500 million facility. There are no debt-ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that the Company is subject to only if availability under the facility becomes less than $62.5 million. As of July 30, 2011, the Company was not subject to the fixed charge coverage ratio as its availability under the facility exceeded $62.5 million. Based on the inventory and credit card receivable balances as of July 30, 2011, the Company had unutilized availability under the facility of $439.6 million after deducting outstanding letters of credit of $19.6 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20.0 million in that other instrument. As of July 30, 2011, the Company had no direct outstanding borrowings under the revolving credit facility.

Senior Notes

As of July 30, 2011, the Company had $143.7 million of unsecured senior notes outstanding, excluding the convertible notes, comprising two separate series maturing in 2011 and 2013 with interest rates of 7.00% and 9.88%. The terms of each senior note call for all principal to be repaid at maturity. The senior notes have substantially identical terms except for the maturity dates and interest rates payable to investors. There are no financial covenants or debt-rating triggers associated with the senior notes, and each senior note contains limitations on the amount of secured indebtedness the Company may incur. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay these notes at maturity.

7.5% Convertible Notes

As of July 30, 2011, the Company had $120 million of convertible notes outstanding that bear interest at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holders to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares, cash or a combination thereof at its discretion. In May 2009, the Company received net proceeds from the convertible notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

Upon issuance of the convertible notes, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $12.9 million is being amortized to interest expense over the remaining 2.3 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

2.0% Convertible Senior Notes

As of July 30, 2011, the Company had $230 million of convertible senior notes outstanding that bear interest at an annual rate of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holders may put the debt back to the Company in 2014 or 2019 and the Company can call the debt on or after March 21, 2011. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: (i) if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of July 30, 2011, none of the conversion criteria were met.

The Company used approximately $25.0 million of the proceeds from the issuance of these convertible notes to enter into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the notes. The convertible note hedge expired on April 20, 2011. The written call options have maturity dates ranging from June 21, 2011 through August 2, 2011.

Upon the February 1, 2009 adoption of the accounting pronouncement related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the convertible notes have put options in 2014 and 2019, the debt instrument is being accreted to par value using the effective interest method from issuance until the first put date in 2014 resulting in an increase in non-cash interest expense. The current unamortized discount of $23.3 million will be recognized over the remaining 2.6 year period.

The Company believes it will have sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay both of the convertible notes at maturity.

Capital Leases

As of July 30, 2011, the Company had $55.2 million in capital leases covering various properties and equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments (including interest), aggregating between $10.0 million and 13.0 million per year.

Pension Plan

The Company is obligated to fund a defined-benefit cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company amended the SFA Pension Plan during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. During November 2010, the Company voluntarily contributed approximately 1.8 million shares of the Company’s common stock with a total value of approximately $20.0 million to the pension plan. The purpose of the voluntary contribution was to strengthen the funded status of the plan and reduce contributions to the plan in the future. The Company contributed $1.6 million to the Pension Plan during the six months ended July 30, 2011 and expects additional funding requirements of approximately $1.6 million for the remainder of fiscal year 2011.

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

There were no other material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the six months ended July 30, 2011. For additional information regarding the Company’s contractual obligations as of January 29, 2011, see the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the Company’s critical accounting policies and estimates is included in the Management Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 was effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which became effective for periods beginning after December 15, 2010. Adoption of this pronouncement did not impact the Company’s consolidated financial statements.

Recently Issued Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires reporting entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The adoption of ASU 2011-05 will not affect the consolidated financial position, results of operations, or cash flows of the Company.

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

Based on the Company’s market risk sensitive instruments outstanding as of July 30, 2011, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended July 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information in “Part I – Financial Information, Note 9 – Contingencies - Legal Contingencies,” is incorporated into this Item by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended July 30, 2011, the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase up to 70.0 million shares of the Company’s common stock in order to both distribute cash to shareholders and manage dilution resulting from shares issued under the Company’s equity compensation plans. The Company did not repurchase and retire any shares of common stock during the three months ended July 30, 2011. As of July 30, 2011, approximately 32.7 million shares remained available for repurchase under the Company’s share repurchase program.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Saks Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 30, 2011, January 29, 2011, and July 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended July 30, 2011 and July 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2011 and July 31, 2010, and (iv) Notes to Condensed Consolidated Financial Statements*

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

SAKS INCORPORATED
Registrant

Date: September 8, 2011	/S/ KEVIN G. WILLS
Kevin G. Wills On behalf of registrant and as Executive Vice President and Chief Financial Officer (Principal Financial Officer)