Form 10-Q
period 2011-10-29
SAKS INC
filed 2011-12-01
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 29, 2011

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

As of November 25, 2011, the number of shares of the registrant’s common stock outstanding was 159,879,228.

SAKS INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

SAKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(Unaudited)

	October 29, 2011	January 29, 2011	October 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$73,710	$197,866	$109,478
Merchandise inventories	882,389	671,383	830,628
Other current assets	72,359	105,404	89,232
Deferred income taxes, net	58,290	86,116	42,246

Total current assets	1,086,748	1,060,769	1,071,584

Property and equipment, net	862,247	890,364	902,191
Deferred income taxes, net	159,401	163,408	217,542
Other assets	38,368	28,559	28,656

TOTAL ASSETS	$2,146,764	$2,143,100	$2,219,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$221,753	$88,378	$190,633
Accrued expenses and other current liabilities	243,919	246,031	238,957
Current portion of long-term debt	7,088	147,498	170,326

Total current liabilities	472,760	481,907	599,916

Long-term debt	365,737	359,250	357,617
Other long-term liabilities	134,575	138,378	160,268

Total liabilities	973,072	979,535	1,117,801

Commitments and contingencies	-	-	-
Shareholders’ equity	1,173,692	1,163,565	1,102,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,146,764	$2,143,100	$2,219,973

See accompanying Notes to Condensed Consolidated Financial Statements.

SAKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
NET SALES	$692,311	$658,831	$2,088,489	$1,919,414

Cost of sales (excluding depreciation and amortization)	386,498	378,176	1,208,197	1,129,757

Gross margin	305,813	280,655	880,292	789,657

Selling, general and administrative expenses	190,179	175,892	551,994	509,962
Other operating expenses:
Property and equipment rentals	24,932	24,645	75,169	75,151
Depreciation and amortization	30,487	29,929	88,579	88,471
Taxes other than income taxes	19,437	18,631	63,595	59,767
Store pre-opening costs	811	527	1,358	827
Impairments and dispositions	218	(603)	3,252	22,772

OPERATING INCOME	39,749	31,634	96,345	32,707

Interest expense	(11,909)	(14,303)	(38,548)	(42,733)
Loss on extinguishment of debt	-	-	(539)	(4)
Other income (expense), net	564	(65)	1,560	(595)

INCOME (LOSS) BEFORE INCOME TAXES	28,404	17,266	58,818	(10,625)

Provision (benefit) for income taxes	10,633	(19,050)	21,007	(33,492)

NET INCOME	$17,771	$36,316	$37,811	$22,867

Earnings per common share:
Basic	$0.12	$0.24	$0.24	$0.15
Diluted	$0.11	$0.20	$0.24	$0.14

Weighted-average common shares:
Basic	154,080	153,991	155,739	153,895
Diluted	199,053	198,898	159,851	157,893

See accompanying Notes to Condensed Consolidated Financial Statements.

SAKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine Months Ended
	October 29, 2011	October 30, 2010
OPERATING ACTIVITIES
Net income	$37,811	$22,867

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	539	4
Depreciation and amortization	88,579	88,471
Stock-based compensation	11,885	12,947
Amortization of discount on convertible notes	9,612	8,831
Deferred income taxes	21,695	(3,989)
Impairments and dispositions	205	(1,974)
Excess tax benefits from stock-based compensation	(926)	-
Gain on sale of property and equipment	(156)	(482)
Change in operating assets and liabilities, net	(50,249)	(124,573)

NET CASH PROVIDED BY OPERATING ACTIVITIES	118,995	2,102

INVESTING ACTIVITIES
Purchases of property and equipment	(52,131)	(36,127)
Issuance of note receivable	(11,915)	-
Proceeds from the sale of property and equipment	156	548

NET CASH USED IN INVESTING ACTIVITIES	(63,890)	(35,579)

FINANCING ACTIVITIES
Payments of long-term debt	(143,995)	(795)
Payments of capital lease obligations	(4,815)	(4,068)
Repurchase of common stock	(28,932)	-
Payment of financing fees	(2,961)	-
Excess tax benefits from stock-based compensation	926	-
Cash dividends paid	-	(102)
Net proceeds from the issuance of common stock	516	619

NET CASH USED IN FINANCING ACTIVITIES	(179,261)	(4,346)

DECREASE IN CASH AND CASH EQUIVALENTS	(124,156)	(37,823)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,866	147,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,710	$109,478

See accompanying Notes to Condensed Consolidated Financial Statements.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1 – GENERAL

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended October 29, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 2012 (“fiscal year 2011”). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

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

The Company’s operations consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations (“Saks Direct”).

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Sales

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold and breakage income from unredeemed gift cards. Commissions from leased departments were $10,180 and $27,429 for the three and nine months ended October 29, 2011, respectively, and $6,256 and $20,443 for the three and nine months ended October 30, 2010, respectively. Leased department sales were $64,592 and $188,654 for the three and nine months ended October 29, 2011, respectively, and $45,321 and $148,566 for the three and nine months ended October 30, 2010, respectively, and were excluded from net sales in the condensed consolidated statements of income.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $67,654, $190,007, and $99,360 at October 29, 2011, January 29, 2011, and October 30, 2010, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Income earned on cash equivalents was $331 and $1,003 for the three and nine months ended October 29, 2011, respectively, and $120 and $284 for the three and nine months ended October 30, 2010, respectively, and is included in other income in the condensed consolidated statements of income. Included in cash equivalents as of January 29, 2011 and October 30, 2010 were $10,000 of compensating balances related the Company’s purchasing card program to ensure future credit availability under that program. There were no compensating balance arrangements as of October 29, 2011.

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

During the three months ended October 29, 2011, the Company incurred asset disposal charges of $218. For the nine months ended October 29, 2011, the Company incurred charges of $3,252 primarily due to a lease termination fee related to the relocation of its Hilton Head OFF 5TH store during the second quarter ending July 30, 2011. During the three months ended October 30, 2010, the Company recorded a net benefit for store closings of $603 consisting of a deferred rent benefit partially offset by asset impairment charges and other store closure activities. For the nine months ended October 30, 2010, the Company incurred store closing costs of $22,772.

Segment Reporting

SFA, OFF 5TH, and Saks Direct have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting guidance.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses as of October 29, 2011, January 29, 2011, and October 30, 2010 approximates their fair values due to the short-term nature of these financial instruments. See Note 5 for fair value disclosures related to the Company’s long-term debt.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires additional disclosures about the employer’s level of participation, including contributions to significant plans in excess of five percent of total contributions made by all contributing employers and the financial health of significant plans. ASU 2011-09 is effective for annual periods ending after December 15, 2011. The adoption of ASU 2011-09 will not affect the consolidated financial position, results of operations, or cash flows of the Company.

NOTE 3 – INCOME TAXES

The effective income tax rate for the three and nine months ended October 29, 2011 was 37.4% and 35.7%, respectively, as compared to (110.3%) and 315.2% for the three and nine months ended October 30, 2010. The effective tax rate for the three and nine months ended October 29, 2011 was marginally impacted by the reversal of reserves for uncertain tax positions and a decrease in the state tax valuation allowance associated with certain state net operating loss (“NOL”) carryforwards. The effective tax rate for the three and nine months ended October 30, 2010 was primarily due to the reversal of a reserve for an uncertain tax position, as well as a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards, partially offset by an increase in the state tax rate.

Components of the Company’s income tax expense (benefit) for the three and nine months ended October 29, 2011 and October 30, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Expected federal income taxes at 35%	$9,941	$6,043	$20,586	$(3,719)
State income taxes, net of federal benefit	1,751	2,246	3,849	(1,259)
State NOL valuation allowance adjustment	(575)	(613)	(1,431)	(1,573)
Effect of settling tax exams and other tax reserve adjustments	(842)	(26,623)	(2,470)	(27,247)
Other items, net	358	(103)	473	306

Provision (benefit) for income taxes	$10,633	$(19,050)	$21,007	$(33,492)

The Company files a consolidated U.S. federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through February 2, 2008. With respect to state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and currently has no examinations in progress.

The Company’s condensed consolidated balance sheet as of October 29, 2011 includes a gross deferred tax asset of $127,470 related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $28,652 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $28,652 has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While the Company has incurred a three-year cumulative loss, after evaluating all available evidence including its past operating results, current year operating income, the macroeconomic factors contributing to the 2009 and 2008 fiscal year losses, the length of the carryforward periods available and the Company’s forecast of future taxable

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not that the net deferred tax asset, net of the $28,652 valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for a valuation allowance in the future. If future results are less than or more than projected, then there could be an increase or decrease in the valuation allowance which could have a material impact on the Company’s results of operations in the period in which it is recorded.

NOTE 4 – EARNINGS PER COMMON SHARE

The computation of earnings per common share (“EPS”) for the three and nine months ended October 29, 2011 and October 30, 2010 are as follows:

	Three Months Ended
	October 29, 2011			October 30, 2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$17,771	154,080	$0.12	$36,316	153,991	$0.24
Effect of dilutive potential common shares	4,067	44,973	(0.01)	3,905	44,907	(0.04)

Diluted EPS	$21,838	199,053	$0.11	$40,221	198,898	$0.20

	Nine Months Ended
	October 29, 2011			October 30, 2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS	$37,811	155,739	$0.24	$22,867	153,895	$0.15
Effect of dilutive potential common shares		4,112	-		3,998	(0.01)

Diluted EPS	$37,811	159,851	$0.24	$22,867	157,893	$0.14

For the three months ended October 29, 2011 and October 30, 2010, the computation of diluted EPS includes the effect of 40,889 shares that could be issued upon the conversion of the Company’s convertible notes and the related interest expense, net of tax, of $4,067 and $3,905, respectively, as the effect is dilutive. For the nine months ended October 29, 2011 and October 30, 2010, the computation of diluted EPS excludes the effect of 40,889 shares that could be issued upon the conversion of the Company’s convertible notes because the effect would be anti-dilutive. As of October 29, 2011 and October 30, 2010, there were 1,307 and 1,348 stock options, respectively, that were excluded from the computation of diluted EPS because the exercise prices of the stock options exceeded the average market price of the Company’s common stock for the period. These options represent the number of awards outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 5 – DEBT

A summary of long-term debt and capital lease obligations is as follows:

	October 29, 2011		January 29, 2011		October 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Notes 7.50%, matured fiscal year 2010	$-	$-	$-	$-	$22,859	$22,825
Notes 9.875%, matured fiscal year 2011	-	-	141,557	147,573	141,557	149,873
Notes 7.00%, maturing fiscal year 2013	2,125	2,210	2,125	2,168	2,125	2,274
Notes 7.375%, maturing fiscal year 2019	-	-	1,911	1,835	1,911	1,968
Convertible notes 7.50%, maturing fiscal year 2013, net (1)	108,292	253,132	104,777	265,906	103,669	261,955
Convertible notes 2.00%, maturing fiscal year 2024, net (2)	208,745	237,843	202,648	244,720	200,678	240,704
Capital lease obligations (3)	53,663	n/a	53,730	n/a	55,144	n/a

Total debt	372,825	493,185	506,748	662,202	527,943	679,599

Less current portion:
Notes 7.50%, matured fiscal year 2010	-	-	-	-	(22,859)	(22,825)
Notes 9.875%, matured fiscal year 2011	-	-	(141,557)	(147,573)	(141,557)	(149,873)
Capital lease obligations (3)	(7,088)	n/a	(5,941)	n/a	(5,910)	n/a

Current portion of long-term debt	(7,088)	-	(147,498)	(147,573)	(170,326)	(172,698)
Long-term debt	$365,737	$493,185	$359,250	$514,629	$357,617	$506,901

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $11,708, $15,223, and $16,331 as of October 29, 2011, January 29, 2011, and October 30, 2010, respectively.

(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $21,255, $27,352, and $29,322 as of October 29, 2011, January 29, 2011, and October 30, 2010, respectively.

(3)	Disclosure regarding fair value of capital leases is not required.

The fair value of long-term debt instruments was determined based on quoted market prices or quotes obtained from financial institutions for similar instruments.

REVOLVING CREDIT FACILITY

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables.

In March 2011, the Company entered into an amendment to its existing revolving credit agreement. The amendment extended the maturity date of this facility from November 23, 2013 to March 29, 2016 and revised certain terms of the existing revolving credit facility. The maximum committed borrowing capacity of the amended facility remains at $500,000. Fees incurred associated with the amendment to the revolving credit agreement were $2,961. As of October 29, 2011, the Company had no direct outstanding borrowings under the facility and had letters of credit outstanding of $5,906.

The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party accounts receivable. Borrowings under the facility bear interest at a per annum rate of either: (i) LIBOR plus a percentage ranging from 2.00% to 2.50%, or

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

(ii) the higher of the prime rate or the federal funds rate plus a percentage ranging from 1.00% to 1.50%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.5% (for documentary or commercial letters of credit). The Company also pays an unused line fee ranging from 0.38% to 0.50% per annum on the average daily unused revolver.

During periods in which availability under the agreement is $62,500 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $62,500, the Company will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There is no debt rating trigger. As of October 29, 2011, the Company was not subject to the minimum fixed charge coverage ratio.

The revolving credit agreement permits additional debt in specific categories including the following (each category being subject to limitations as described in the revolving credit agreement): (i) debt arising from permitted sale/leaseback transactions; (ii) debt to finance purchases of machinery, equipment, real estate and other fixed assets; (iii) debt in connection with permitted acquisitions; and (iv) unsecured debt. The revolving credit agreement also permits other debt (including permitted sale/leaseback transactions) in an aggregate amount not to exceed $500,000 at any time, including secured debt, so long as it is a permitted lien as defined by the revolving credit agreement. The revolving credit agreement also places certain restrictions on, among other things, asset sales, the ability to make acquisitions and investments, and to pay dividends.

SENIOR NOTES

As of October 29, 2011, the Company had $2,125 of unsecured senior notes outstanding that mature in 2013 with an interest rate of 7.0%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s revolving credit facility. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of the senior notes require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

During April 2011, the Company redeemed $1,911 of its 7.375% senior notes that mature in 2019. The redemption of these notes resulted in a loss on extinguishment of approximately $539.

During May 2010, the Company repurchased $797 of its 7.0% senior notes that mature in 2013. The repurchase of these notes resulted in a loss on extinguishment of approximately $4.

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

Upon issuance, the Company estimated the fair value of the liability component of the 7.5% Convertible Notes, assuming a 13% non-convertible borrowing rate, to be $97,994. The difference between the fair value and the principal amount of the 7.5% Convertible Notes was $22,006. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized to interest expense over a 4.5 year period from the date of issuance to the maturity date of the notes in December 2013, resulting in an increase in non-cash interest expense in future periods.

2.0% Convertible Senior Notes

The Company issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and, in certain circumstances, allow the holders to convert the notes to shares of the Company’s

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment. The holders may put the debt back to the Company in 2014 or 2019 and the debt became callable at the Company’s option beginning on March 21, 2011. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: (i) if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of October 29, 2011, none of the conversion criteria were met.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. These transactions were accounted for as a net reduction of stockholders’ equity of approximately $25,000 in 2004. As of October 29, 2011, both the convertible note hedge and written call options had expired. The estimated net fair value of the convertible note hedge and written call option was $4,901 and $7,593 as of January 29, 2011 and October 30, 2010, respectively.

The Company estimated the fair value of the liability component of the 2.0% Convertible Notes at the date of issuance, assuming a 6.25% non-convertible borrowing rate, to be $158,148. The difference between the fair value and the principal amount of the 2.0% Convertible Notes was $71,852. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. In accordance with the authoritative accounting literature, the debt discount should be amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the notes have put options in 2014 and 2019, the debt instrument is accreted to par value using the effective interest method from the date of issuance until the first put date in 2014 resulting in an increase in non-cash interest expense.

NOTE 6 – EMPLOYEE BENEFIT PLANS

The Company sponsors a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain employees of the Company. The Company amended the Pension Plan during 2006, freezing benefit accruals for all participants except those considered to be non-highly compensated employees who had attained age 55 and completed 10 years of credited service as of January 1, 2007. In January 2009, the Company amended the Pension Plan to suspend future benefit accruals for all remaining participants effective March 13, 2009. The Company generally funds pension costs currently, subject to regulatory funding requirements. The components of net periodic pension expense related to the Company’s Pension Plan and SERP for the three and nine months ended October 29, 2011 and October 30, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010

Interest cost	$1,630	$1,829	$4,890	$5,487
Expected return on plan assets	(2,002)	(1,730)	(6,008)	(5,190)
Net amortization of losses and prior service costs	564	656	1,691	1,968

Net periodic pension expense	$192	$755	$573	$2,265

The Company contributed $808 and $2,424 to the Pension Plan during the three and nine months ended October 29, 2011 and expects additional funding requirements of $808 for the remainder of fiscal year 2011.

SAKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 7 – SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the nine months ended October 29, 2011:

					Accumulated
			Additional Paid-In		Other	Total
	Common Stock			Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity
	Shares	Amount	Capital
Balance at January 29, 2011	162,899	$16,290	$1,318,862	$(125,496)	$(46,091)	$1,163,565
Net income				37,811		37,811
Issuance of common stock	183	18	498			516
Net activity under stock compensation plans	723	72	(72)			-
Shares withheld for employee taxes	(384)	(38)	(4,266)			(4,304)
Income tax effect of stock compensation plans			(63)			(63)
Stock-based compensation			11,885			11,885
Repurchase of common stock	(3,537)	(354)	(28,578)			(28,932)
Deferred tax adjustment related to convertible notes			(6,786)			(6,786)

Balance at October 29, 2011	159,884	$15,988	$1,291,480	$(87,685)	$(46,091)	$1,173,692

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock. During August 2011, the Company repurchased and retired an aggregate of 3,537 shares of common stock at an average price of $8.18 per share and a total cost of $28,932. During the three and nine months ended October 30, 2010, no shares of common stock were repurchased. As of October 29, 2011, there were 29,172 shares remaining available for repurchase under the Company’s share repurchase program.

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

Total pre-tax stock-based compensation expense was $3,733 and $11,885 for the three and nine months ended October 29, 2011, respectively, and $4,008 and $12,947 for the three and nine months ended October 30, 2010, respectively.

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

INCOME TAXES

The Company is routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions, and compliance with federal, state and local tax laws. As of October 29, 2011, certain state sales and use tax examinations were ongoing. Based on current evaluations of tax filing positions, the Company believes it has adequately accrued for its income tax exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

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

NOTE 10 – SUBSEQUENT EVENT

In November 2011, the Company entered into a sixth amendment (“Sixth Amendment”) to its existing proprietary credit card program agreement (“Program Agreement”) with HSBC Bank Nevada, N.A. (“HSBC”). The Sixth Amendment provides for an extension of the term of the Program Agreement to April 15, 2018, subject to certain termination rights set forth in the Program Agreement, as well as an amendment of the risk and revenue sharing provisions, certain of which will apply retroactively from April 15, 2011. The Sixth Amendment also amends, among other provisions, certain of the early termination provisions of the Program Agreement otherwise applicable in respect of HSBC’s sale of its credit card business to Capital One Financial Corporation.

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

The condensed consolidating financial statements presented as of and for the three- and nine-month periods ended October 29, 2011 and October 30, 2010 and as of January 29, 2011 reflect the legal entity compositions at the respective dates. Additionally, certain reclassifications were made to prior period amounts to conform to the current year presentation.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There is also a management fee arrangement among Saks Incorporated and its subsidiaries. As of October 29, 2011, Saks Incorporated was the sole obligor for a majority of the Company’s long-term debt.

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 29, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks	Guarantor
	Incorporated	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$67,654	$6,056		$73,710
Merchandise inventories		882,389		882,389
Other current assets		72,359		72,359
Deferred income taxes, net		58,290		58,290

Total current assets	67,654	1,019,094	-	1,086,748
Property and equipment, net		862,247		862,247
Deferred income taxes, net	102,163	57,238		159,401
Other assets	12,171	26,197		38,368
Investment in and advances to subsidiaries	1,316,037		$(1,316,037)	-

TOTAL ASSETS	$1,498,025	$1,964,776	$(1,316,037)	$2,146,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$221,753		$221,753
Accrued expenses and other current liabilities	$5,171	238,748		243,919
Current portion of long-term debt		7,088		7,088

Total current liabilities	5,171	467,589	-	472,760
Long-term debt	319,162	46,575		365,737
Other long-term liabilities		134,575		134,575
Investment by and advances from parent		1,316,037	$(1,316,037)	-
Shareholders’ equity	1,173,692			1,173,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,498,025	$1,964,776	$(1,316,037)	$2,146,764

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended October 29, 2011
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$692,311		$692,311
Cost of sales (excluding depreciation and amortization)		386,498		386,498

Gross margin	-	305,813	-	305,813
Selling, general and administrative expenses	$485	189,694		190,179
Other operating expenses	6	74,850		74,856
Store pre-opening costs		811		811
Impairments and dispositions		218		218

Operating income (loss)	(491)	40,240	-	39,749
Equity in earnings of subsidiaries	24,718		$(24,718)	-
Interest expense	(11,850)	(59)		(11,909)
Other income, net	564			564

INCOME BEFORE INCOME TAXES	12,941	40,181	(24,718)	28,404
Provision (benefit) for income taxes	(4,830)	15,463		10,633

NET INCOME	$17,771	$24,718	$(24,718)	$17,771

	Nine Months Ended October 29, 2011
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$2,088,489		$2,088,489
Cost of sales (excluding depreciation and amortization)		1,208,197		1,208,197

Gross margin	-	880,292	-	880,292
Selling, general and administrative expenses	$1,342	550,652		551,994
Other operating expenses	17	227,326		227,343
Store pre-opening costs		1,358		1,358
Impairments and dispositions		3,252		3,252

Operating income (loss)	(1,359)	97,704	-	96,345
Equity in earnings of subsidiaries	58,041	-	$(58,041)	-
Interest expense	(33,876)	(4,672)		(38,548)
Loss on extinguishment of debt	(539)			(539)
Other income, net	1,560			1,560

INCOME BEFORE INCOME TAXES	23,827	93,032	(58,041)	58,818
Provision (benefit) for income taxes	(13,984)	34,991		21,007

NET INCOME	$37,811	$58,041	$(58,041)	$37,811

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 29, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$37,811	$58,041	$(58,041)	$37,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Equity in earnings of subsidiaries	(58,041)		58,041	-
Loss on extinguishment of debt	539			539
Depreciation and amortization		88,579		88,579
Stock-based compensation		11,885		11,885
Amortization of discount on convertible notes	9,612			9,612
Deferred income taxes	(1,946)	23,641		21,695
Impairments and dispositions		205		205
Excess tax benefit from stock-based compensation		(926)		(926)
Gain on sale of property and equipment		(156)		(156)
Changes in operating assets and liabilities, net	(3,107)	(47,142)		(50,249)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(15,132)	134,127	-	118,995

INVESTING ACTIVITIES
Purchases of property and equipment		(52,131)		(52,131)
Issuance of note receivable		(11,915)		(11,915)
Proceeds from the sale of property and equipment		156		156

NET CASH USED IN INVESTING ACTIVITIES	-	(63,890)	-	(63,890)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	68,151	(68,151)		-
Payments of long-term debt	(143,995)			(143,995)
Payments of capital lease obligations		(4,815)		(4,815)
Payment of financing fees	(2,961)			(2,961)
Repurchase of common stock	(28,932)			(28,932)
Excess tax benefit from stock-based compensation		926		926
Net proceeds from the issuance of common stock	516			516

NET CASH USED IN FINANCING ACTIVITIES	(107,221)	(72,040)	-	(179,261)

DECREASE IN CASH AND CASH EQUIVALENTS	(122,353)	(1,803)		(124,156)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	190,007	7,859		197,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,654	$6,056	$-	$73,710

SAKS INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 30, 2010

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$99,360	$10,118		$109,478
Merchandise inventories		830,628		830,628
Other current assets		89,232		89,232
Deferred income taxes, net		42,246		42,246

Total current assets	99,360	972,224	-	1,071,584

Property and equipment, net		902,191		902,191
Deferred income taxes, net	86,809	130,733		217,542
Other assets	11,062	17,594		28,656
Investment in and advances to subsidiaries	1,385,409		$(1,385,409)	-

TOTAL ASSETS	$1,582,640	$2,022,742	$(1,385,409)	$2,219,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$190,633		$190,633
Accrued expenses and other current liabilities	$7,667	231,290		238,957
Current portion of long-term debt	164,416	5,910		170,326

Total current liabilities	172,083	427,833	-	599,916

Long-term debt	308,385	49,232		357,617
Other long-term liabilities		160,268		160,268
Investment by and advances from parent		1,385,409	$(1,385,409)	-
Shareholders’ equity	1,102,172			1,102,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,582,640	$2,022,742	$(1,385,409)	$2,219,973

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended October 30, 2010
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$658,831		$658,831
Cost of sales (excluding depreciation and amortization)		378,176		378,176

Gross margin	-	280,655	-	280,655

Selling, general and administrative expenses	$393	175,499		175,892
Other operating expenses	1	73,204		73,205
Store pre-opening costs		527		527
Impairments and dispositions		(603)		(603)

Operating income (loss)	(394)	32,028	-	31,634

Equity in earnings of subsidiaries	44,314		$(44,314)	-
Interest expense	(12,656)	(1,647)		(14,303)
Other expense, net	(65)			(65)

INCOME BEFORE INCOME TAXES	31,199	30,381	(44,314)	17,266

Benefit for income taxes	(5,117)	(13,933)		(19,050)

NET INCOME	$36,316	$44,314	$(44,314)	$36,316

	Nine Months Ended October 30, 2010
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$1,919,414		$1,919,414
Cost of sales (excluding depreciation and amortization)		1,129,757		1,129,757

Gross margin	-	789,657	-	789,657

Selling, general and administrative expenses	$1,369	508,593		509,962
Other operating expenses	2	223,387		223,389
Store pre-opening costs		827		827
Impairments and dispositions		22,772		22,772

Operating income (loss)	(1,371)	34,078	-	32,707

Equity in earnings of subsidiaries	47,136		$(47,136)	-
Interest expense	(37,823)	(4,910)		(42,733)
Loss on extinguishment of debt	(4)			(4)
Other expense, net	(595)			(595)

INCOME (LOSS) BEFORE INCOME TAXES	7,343	29,168	(47,136)	(10,625)

Benefit for income taxes	(15,524)	(17,968)		(33,492)

NET INCOME	$22,867	$47,136	$(47,136)	$22,867

SAKS INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 30, 2010

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$22,867	$47,136	$(47,136)	$22,867
Adjustments to reconcile net income to net cash provided by (used in)operating activities:

Equity in earnings of subsidiaries	(47,136)		47,136	-
Depreciation and amortization		88,471		88,471
Impairments and dispositions		(1,974)		(1,974)
Loss on extinguishment of debt	4			4
Equity compensation		12,947		12,947
Amortization of discount on convertible notes	8,831			8,831
Deferred income taxes	1,603	(5,592)		(3,989)
Gain on sale of property and equipment		(482)		(482)
Changes in operating assets and liabilities, net	3,541	(128,114)		(124,573)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,290)	12,392	-	2,102

INVESTING ACTIVITIES
Purchases of property and equipment		(36,127)		(36,127)
Proceeds from the sale of property and equipment		548		548

NET CASH USED IN INVESTING ACTIVITIES	-	(35,579)	-	(35,579)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(26,419)	26,419		-
Payments of long-term debt	(795)			(795)
Payments of capital lease obligations		(4,068)		(4,068)
Cash dividends paid	(102)			(102)
Net proceeds from the issuance of common stock	619			619

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,697)	22,351	-	(4,346)

DECREASE IN CASH AND CASH EQUIVALENTS	(36,987)	(836)		(37,823)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,347	10,954		147,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,360	$10,118	$-	$109,478

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

MANAGEMENT’S OVERVIEW

General

The operations of Saks Incorporated and its subsidiaries (together, the “Company”) consist of Saks Fifth Avenue (“SFA”), Saks Fifth Avenue OFF 5TH (“OFF 5TH”), and SFA’s e-commerce operations (“Saks Direct”). The Company is primarily a fashion retail organization offering a wide assortment of distinctive luxury fashion apparel, shoes, accessories, jewelry, cosmetics and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products by catalog or online at www.saks.com. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury fashion apparel, shoes, and accessories, targeting the value-conscious customer. As of October 29, 2011, Saks operated 46 SFA stores with 5.5 million square feet and 60 OFF 5TH stores with 1.7 million square feet.

Financial Performance Summary

For the third quarter ended October 29, 2011, the Company recorded net income of $17.8 million, or $0.11 per diluted share. For the third quarter ended October 30, 2010, the Company recorded net income of $36.3 million, or $0.20 per share. Those results included a $26.7 million, or $0.14 per share, gain related to the reversal of certain estimated income tax reserves deemed no longer necessary.

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

	Three Months Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.8%	57.4%	57.9%	58.9%

Gross margin	44.2%	42.6%	42.1%	41.1%

Selling, general & administrative expenses	27.5%	26.7%	26.4%	26.6%
Other operating expenses	10.8%	11.1%	10.9%	11.6%
Store pre-opening costs	0.1%	0.1%	0.1%	0.0%
Impairments and dispositions	0.0%	-0.1%	0.2%	1.2%

Operating income	5.7%	4.8%	4.6%	1.7%

Interest expense	-1.7%	-2.2%	-1.8%	-2.2%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	0.0%
Other income (loss), net	0.1%	0.0%	0.1%	0.0%

Income (loss) before income taxes	4.1%	2.6%	2.8%	-0.6%

Provision (benefit) for income taxes	1.5%	-2.9%	1.0%	-1.7%

Net income	2.6%	5.5%	1.8%	1.2%

DISCUSSION OF OPERATING INCOME – THREE MONTHS ENDED OCTOBER 29, 2011 COMPARED TO THREE MONTHS ENDED OCTOBER 30, 2010

The following table shows the changes in operating income for the three-month period ended October 30, 2010 compared to the three-month period ended October 29, 2011:

(In millions)	Total Company
For the three months ended October 30, 2010	$31.6

Store sales and margin	25.2
Operating expenses	(16.3)
Impairments and dispositions	(0.8)

Increase	8.1

For the three months ended October 29, 2011	$39.7

For the three months ended October 29, 2011, operating income was $39.7 million compared to operating income of $31.6 million for the same period last year. The $8.1 million improvement in operating income for the quarter was primarily driven by a 5.8% increase in comparable store sales as well as a 160 basis point increase in the period-over-period gross margin rate resulting from increased full-price selling compared to the same period last year.

Net Sales

For the three months ended October 29, 2011, total net sales increased 5.1% to $692.3 million from $658.8 million for the three months ended October 30, 2010. Comparable store sales increased $36.5 million, or 5.8%, from $631.1 million for the three months ended October 30, 2010 to $667.6 million for the three months ended October 29, 2011.

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

Gross Margin

For the three months ended October 29, 2011, gross margin was $305.8 million, or 44.2% of net sales, compared to $280.7 million, or 42.6% of net sales, for the three months ended October 30, 2010. The Company’s gross margin rate increased 160 basis points in the quarter primarily as a result of increased full-price selling compared to the same period last year.

Selling, General and Administrative Expenses (“SG&A”)

For the three months ended October 29, 2011, SG&A was $190.2 million, or 27.5% of net sales, compared to $175.9 million or 26.7% of net sales for the three-month period ended October 30, 2010. The period-over-period increase was primarily the result of higher variable costs associated with the $33.5 million sales increase for the period and targeted incremental spending to support growth areas such as Saks Direct.

Other Operating Expenses

For the three months ended October 29, 2011, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $75.7 million, or 10.9% of net sales, compared to $73.7 million, or 11.2% of net sales, for the three months ended October 30, 2010. As a percent of sales, other operating expenses improved by 30 basis points year-over year. The increase in other operating expenses of $2.0 million was principally driven by increases in taxes other than income taxes of $0.8 million and depreciation and amortization expense of $0.6 million.

Impairments and Dispositions

For the three months ended October 29, 2011, impairments and disposition costs were $0.2 million compared to a $0.6 million benefit for the three months ended October 30, 2010. The current period charge was due to asset dispositions in the normal course of business. The prior year net benefit was related to store closure activities.

Interest Expense

For the three months ended October 29, 2011, interest expense was $11.9 million, or 1.7% of net sales, compared to $14.3 million, or 2.2% of net sales, for the three months ended October 30, 2010. The decrease in interest expense was primarily due the extinguishment of $22.9 million of the 7.5% senior notes that matured in December 2010 and extinguishment of $141.6 million of the 9.875% senior notes that matured in October 2011. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $3.3 million and $3.0 million for the three months ended October 29, 2011 and October 30, 2010, respectively.

Income Taxes

The effective income tax rate for the three-month periods ended October 29, 2011 and October 30, 2010 was 37.4% and (110.3%), respectively. The effective tax rate for the three months ended October 29, 2011 was marginally impacted by the reversal of reserves for uncertain tax positions and a decrease in the state tax valuation allowance associated with certain state net operating loss (“NOL”) carryforwards. The effective tax rate for the three months ended October 30, 2010 was primarily due to the reversal of a reserve for an uncertain tax position, as well as a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards, partially offset by an increase in the state tax rate.

The Company’s condensed consolidated balance sheet as of October 29, 2011 includes a gross deferred tax asset of $127.5 million related to U.S. federal and state NOLs and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $28.7 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $28.7 million has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. While the Company has incurred a three-year cumulative loss, after evaluating all available evidence including its past operating results, current year operating income, the macroeconomic factors contributing to the 2009 and 2008 fiscal year losses, the length of the carryforward periods available and the Company’s forecast of future taxable income, including the availability of prudent and feasible tax planning strategies, the Company concluded that it is more likely than not that the net deferred tax asset, net of the $28.7 million valuation allowance related to state NOLs, will be realized. The Company will continue to assess the need for a valuation allowance in the future. If future results are less than or more than projected, then there could be an increase or decrease in the valuation allowance which could have a material impact on the Company’s results of operations in the period in which it is recorded.

DISCUSSION OF OPERATING INCOME – NINE MONTHS ENDED OCTOBER 29, 2011 COMPARED TO NINE MONTHS ENDED OCTOBER 30, 2010

The following table shows the changes in operating income for the nine-month periods ended October 30, 2010 compared to nine-month periods ended October 29, 2011:

(In millions)	Total Company
For the nine months ended October 30, 2010	$32.7

Store sales and margin	90.6
Operating expenses	(46.5)
Impairments and dispositions	19.5

Increase	63.6

For the nine months ended October 29, 2011	$96.3

For the nine months ended October 29, 2011, operating income was $96.3 million compared to operating income of $32.7 million for the same period last year. The $63.6 million improvement in operating income for the period was primarily driven by a 10.3% increase in comparable store sales as well as a 100 basis point increase in the year-over-year gross margin rate resulting from increased full-price selling. Additionally, the nine-month period ended October 30, 2010 included $22.8 million of impairments and dispositions related to store closing costs, compared to $3.3 million of similar charges in the current period.

Net Sales

For the nine months ended October 29, 2011, total net sales increased 8.8% to $2,088.5 million from $1,919.4 million for the nine months ended October 30, 2010. Comparable store sales increased $188.7 million, or 10.3%, from $1,829.3 million for the nine months ended October 30, 2010 to $2,018.0 million for the nine months ended October 29, 2011.

Gross Margin

For the nine months ended October 29, 2011, gross margin was $880.3 million, or 42.1% of net sales, compared to $789.7 million, or 41.1% of net sales, for the nine months ended October 30, 2010. The Company’s gross margin rate increased 100 basis points during the period as a result of increased full-price selling during the nine months ended October 29, 2011.

Selling, General and Administrative Expenses

For the nine months ended October 29, 2011, SG&A was $552.0 million, or 26.4% of net sales, compared to $510.0 million, or 26.6% of net sales, for the nine months ended October 30, 2010. The year-over-year increase was primarily the result of higher variable costs associated with the $169.1 million sales increase for the period and incremental expenses to support the growth in Saks Direct.

Other Operating Expenses

For the nine months ended October 29, 2011, other operating expenses were $228.7 million, or 11.0% of net sales, compared to $224.2 million, or 11.7% of net sales, for the nine months ended October 30, 2010. As a percent of sales, other operating expenses improved by 70 basis points year-over year. The increase in other operating expenses of $4.5 million was principally driven by an increase in taxes other than income taxes of $3.8 million.

Impairments and Dispositions

For the nine months ended October 29, 2011, impairments and dispositions were $3.3 million compared to $22.8 million for the nine months ended October 30, 2010. The current period charges were primarily driven by a lease termination charge incurred in connection with the relocation of the Hilton Head OFF 5TH store. The prior year charges included $22.8 million of store closing costs.

Interest Expense

For the nine months ended October 29, 2011, interest expense was $38.5 million, or 1.8% of net sales, compared to $42.7 million, or 2.2% of net sales, for the nine months ended October 30, 2010. The decrease in interest expense was primarily due the extinguishment of $22.9 million of the 7.5% senior notes that matured in December 2010 and extinguishment of $141.6 million of the 9.875% senior notes that matured in October 2011. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $9.6 million and $8.8 million for the nine months ended October 29, 2011 and October 30, 2010, respectively.

Loss on Extinguishment of Debt

During the nine months ended October 29, 2011, the Company extinguished $1.9 million of its 7.375% senior notes resulting in a loss on extinguishment of debt of $0.5 million.

Income Taxes

The effective income tax rate for the nine-month periods ended October 29, 2011 and October 30, 2010 was 35.7% and 315.2%, respectively. The effective tax rate for the nine months ended October 29, 2011 was marginally impacted by the reversal of reserves for uncertain tax positions and a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards. The effective tax rate for the nine months ended October 30, 2010 was primarily due to the reversal of a $26.7 million reserve for an uncertain tax position, as well as a decrease in the state tax valuation allowance associated with certain state net operating loss carryforwards, partially offset by an increase in the state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash provided by operating activities was $119.0 million for the nine months ended October 29, 2011 and $2.1 million for the nine months ended October 30, 2010. Cash provided by operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $116.9 million increase is primarily due to changes in working capital and net income of $37.8 million for the nine months ended October 29, 2011 compared to net income of $22.9 million for the nine months ended October 30, 2010.

Net cash used in investing activities was $63.9 million for the nine months ended October 29, 2011 and $35.6 million for the nine months ended October 30, 2010. Cash used in investing activities primarily consists of capital expenditures related to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $28.3 million increase in cash used in investing activities is primarily due to an increase of $16.0 million in capital expenditures in the current year and the issuance of a note receivable in the amount of $11.9 million due from Natixis Funding Corporation, the provider of letters of credit required in connection with the Company’s workers’ compensation and general liability insurance plans. Interest earned on the note receivable effectively reduces the cost of issuing letters of credit to insurance providers.

Net cash used in financing activities was $179.3 million for the nine months ended October 29, 2011 and $4.3 million for the nine months ended October 30, 2010. The $175.0 million increase is primarily due to an increase in debt payments resulting from the maturity of $141.6 million of the Company’s 9.875% senior notes and the redemption of $1.9 million of the Company’s 7.375% senior notes. Also contributing to the increase is $28.9 million of share repurchases made during the period and $3.0 million of debt financing costs incurred in connection with the amendment of the Company’s revolving credit facility.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500 million revolving credit facility. As of October 29, 2011, the Company had no direct borrowings under its revolving credit facility, and had $5.9 million in unfunded letters of credit. As of October 29, 2011 and October 30, 2010, the Company maintained cash and cash equivalent balances of $73.7 million and $109.5 million, respectively. Exclusive of approximately $6.1 million and $10.1 million of store operating cash at October 29, 2011 and October 30, 2010, respectively, cash was invested principally in money market funds, demand deposits, and time deposits.

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

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of the business and economic trends, interest rate levels, and the terms, conditions, and availability of capital in the capital markets. As of October 29, 2011, the Company’s capital and financing structure consisted of a revolving credit agreement, senior unsecured notes, unsecured convertible notes, and capital and operating leases. As of October 29, 2011, total funded debt (including the unamortized discount on the convertible notes) was $405.8 million, representing a decrease of $167.8 million from a balance of $573.6 million as of October 30, 2010. This decrease was primarily due to the repayment of $164.4 million of senior notes that matured. The debt-to-capitalization ratio decreased to 26.2% from 35.2% in the same period of the prior year.

During the nine months ended October 29, 2011, the Company repurchased and retired an aggregate of 3.5 million shares of common stock at an average price of $8.18 per share and a total cost of $28.9 million. As of October 29, 2011, approximately 29.2 million shares remained available for repurchase under the Company’s share repurchase program. There were no repurchases or retirements of common stock during the nine months ended October 30, 2010.

Revolving Credit Facility

As of October 29, 2011, the Company maintained a $500 million revolving credit facility, which is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. In March 2011, the Company entered into an amendment to its existing revolving credit facility. The amendment extended the maturity date of the facility from November 2013 to March 2016 and favorably revised certain terms of the facility, including, among other things, lower interest rates and fees. As the Company’s inventory levels fluctuate these changes will, at times, cause the borrowing capacity to fall below the stated $500 million facility. There are no debt-ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that the Company is subject to only if availability under the facility becomes less than $62.5 million. As of October 29, 2011, the Company was not subject to the fixed charge coverage ratio as its availability under the facility exceeded $62.5 million. Based on the inventory and credit card receivable balances as of October 29, 2011, the Company had unutilized availability under the facility of $494.1 million after deducting outstanding letters of credit of $5.9 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20.0 million in that other instrument. As of October 29, 2011, the Company had no direct outstanding borrowings under the revolving credit facility.

Senior Notes

As of October 29, 2011, the Company had $2.1 million of unsecured senior notes outstanding that mature in 2013 with an interest rate of 7.0%. The terms of the senior notes require all principal to be repaid at maturity and place limitations on the amount of secured indebtedness the Company may incur. There are no financial covenants or debt-rating triggers associated with the senior notes. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay the senior notes at maturity.

7.5% Convertible Notes

As of October 29, 2011, the Company had $120.0 million of convertible notes outstanding that bear interest at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holders to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares, cash, or a combination thereof at its discretion. In May 2009, the Company received net proceeds from the convertible notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

Upon issuance of the convertible notes, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $11.7 million is being amortized to interest expense over the remaining 2.1 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

2.0% Convertible Senior Notes

As of October 29, 2011, the Company had $230.0 million of convertible senior notes outstanding that bear interest at an annual rate of 2.0% and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holders may put the debt back to the Company in 2014 or 2019 and the debt became callable at the option of the Company beginning on March 21, 2011. The Company can settle a conversion of the notes with shares, cash, or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: (i) if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the convertible notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers, or share exchange transactions involving the Company. As of October 29, 2011, none of the conversion criteria were met.

The Company used approximately $25.0 million of the proceeds from the issuance of these convertible notes to enter into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the notes. As of October 29, 2011, both the convertible note hedge and written call options had expired.

Upon the February 1, 2009 adoption of the accounting pronouncement related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), the Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the convertible notes have put options in 2014 and 2019, the debt instrument is being accreted to par value using the effective interest method from issuance until the first put date in 2014 resulting in an increase in non-cash interest expense. The current unamortized discount of $21.3 million will be recognized over the remaining 2.4 year period.

The Company believes it will have sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay both of the convertible notes at maturity.

Capital Leases

As of October 29, 2011, the Company had $53.7 million in capital leases covering various properties and equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments (including interest), aggregating between $10.0 million and $13.0 million per year.

Pension Plan

The Company is obligated to fund a defined-benefit cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company amended the Saks Fifth Avenue Pension Plan (“Pension Plan”) during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. During November 2010, the Company voluntarily contributed 1.8 million shares of the Company’s common stock with a total value of $20.0 million to the Pension Plan. The purpose of the voluntary contribution was to strengthen the funded status of the Pension Plan and reduce the amount of future funding requirements. The Company contributed $2.4 million to the Pension Plan during the nine months ended October 29, 2011 and expects additional funding requirements of approximately $0.8 million for the remainder of fiscal year 2011.

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

There were no other material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the nine months ended October 29, 2011. For additional information regarding the Company’s contractual obligations as of January 29, 2011, see the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended January 29, 2011.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires additional disclosures about the employer’s level of participation, including contributions to significant plans in excess of five percent of total contributions made by all contributing employers, and the financial health of significant plans. ASU 2011-09 is effective for annual periods ending after December 15, 2011. The adoption of ASU 2011-09 will not affect the consolidated financial position, results of operations, or cash flows of the Company.

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

Based on the Company’s market risk sensitive instruments outstanding as of October 29, 2011, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information in “Part I – Financial Information, Note 9 – Contingencies - Legal Contingencies,” is incorporated into this Item by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended October 29, 2011.

(in thousands, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program (1)
August 2011	3,537	$8.18	3,537	29,172
(July 31, 2011 to August 27, 2011)
September 2011	-	$-	-	29,172
(August 28, 2011 to October 1, 2011)
October 2011	-	$-	-	29,172
(October 2, 2011 to October 29, 2011)

Total	3,537	$8.18	3,537

(1)

On December 8, 2005, the Company announced that its Board of Directors authorized an increase of 35,000 shares, for a total authorization of 70,025 shares, to its existing share repurchase program. There is no expiration date under the share repurchase program.

Item 6. Exhibits.

10

Sixth Amendment to the Program Agreement, dated as of November 11, 2011, among Saks Incorporated, Saks Fifth Avenue, Inc., and HSBC Bank Nevada, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Saks Incorporated’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 29, 2011, January 29, 2011, and October 30, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended October 29, 2011 and October 30, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2011 and October 30, 2010, and (iv) Notes to Condensed Consolidated Financial Statements*

*

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

SAKS INCORPORATED
Registrant

Date: December 1, 2011	/S/ KEVIN G. WILLS
Kevin G. Wills On behalf of registrant and as Executive Vice President and Chief Financial Officer (Principal Financial Officer)