Form 10-K
period 2012-01-28
SAKS INC
filed 2012-03-16
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-13113

SAKS INCORPORATED

(Exact name of registrant as specified in its charter)

Tennessee	62-0331040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12 East 49th Street, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

212-940-5305

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.10	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of July 29, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,718,444,249 computed using the closing sales price on July 29, 2011 of $10.74. For purposes of this calculation the registrant’s directors and executive officers are deemed affiliates of the registrant.

On March 9, 2012, 158,927,948 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on May 30, 2012 are incorporated by reference into Part III of this Form 10-K.

SAKS INCORPORATED

PART I

Item 1. Business.

Description of Business

The operations of Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”) stores and SFA e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”).

The Company is an omni-channel luxury retailer offering a wide assortment of distinctive fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of January 28, 2012, the Company operated 46 SFA stores with a total of approximately 5.5 million square feet and 60 OFF 5TH stores with a total of approximately 1.7 million square feet.

Merchandising, sales promotion, and store operating support functions reside in New York, New York. The back office sales support functions for the Company, such as accounting, credit card administration, store planning, and information technology, are located principally in the Company’s operations center in Jackson, Mississippi or in the SFA corporate offices in New York, New York.

The Company’s fiscal year ends on the Saturday closest to January 31st. Fiscal years 2011, 2010, and 2009 each contained 52 weeks and ended on January 28, 2012 (“2011”), January 29, 2011 (“2010”), and January 30, 2010 (“2009”), respectively.

Merchandising

The Company’s stores and Saks Direct carry luxury merchandise from both core vendors and new and emerging designers, supplemented with select private brand offerings. The Company has key relationships with the leading American and European fashion houses, including Giorgio Armani, Oscar de la Renta, Dolce and Gabbana, Chanel, Gucci, Prada, Louis Vuitton, St. John, Zegna, Theory, Cartier, David Yurman, Hugo Boss, Elie Tahari, Tory Burch, Ralph Lauren, Akris and Burberry, among many others.

The Company has developed knowledge of each of its trade areas and customer bases for its operations. This knowledge is gained through use of on-line merchandise sell-through information, store visits by senior management and merchandising personnel, and frequent communication between merchandising staff, store management, and customers who shop in store and/or online. The Company strives to tailor each store’s merchandise assortment to the characteristics of its trade areas and customer bases and to the lifestyle needs of its local customers.

Certain departments in the Company’s SFA stores are leased to independent companies in order to provide high quality service and merchandise where specialization and expertise are critical. The leased departments are designed to complement the Company’s owned merchandising departments. The principal leased departments in the SFA stores are furs and certain designer handbags and jewelry. The terms of the lease agreements typically are between one and seven years and may require the lessee to pay for a portion of the fixtures and provide its own employees. Management regularly evaluates the performance of the leased departments and requires compliance with established customer service guidelines.

For the year ended January 28, 2012, the Company’s percentages of net sales (exclusive of sales generated by leased departments) by major merchandise category were as follows:

Women’s apparel	34.8%
Women’s accessories	19.3%
Cosmetics and fragrances	12.2%
Men’s apparel, shoes, and accessories	16.2%
Women’s shoes	12.2%
Other	5.3%

Total	100.0%

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

In 2010, the Company installed an advanced robotics system for receiving and fulfilling Saks Direct orders in its primary distribution facility located in Aberdeen, Maryland. The automation provided by the robotics system has significantly increased productivity, improved space utilization, and improved customer service since becoming fully operational in mid-2011.

In February 2012, the Company announced its plans to expand its distribution and fulfillment capacity by adding a new facility in Tennessee in mid-2012. The new facility, which totals approximately 564,000 square feet and will be leased, is necessary to support the Company’s omni-channel strategy and planned sales growth in Saks Direct. The Company will continue to operate its existing distribution facilities located in Aberdeen, Maryland and Ontario, California.

Return Policy

The Company offers its customers a fair and liberal return policy, consistent with other luxury retailers, at SFA stores, online at saks.com, and at OFF 5TH stores. Merchandise purchased on saks.com may be returned to SFA stores. Approximately 22% of merchandise sold is later returned, and a large percentage of merchandise returns occur within a matter of days of the selling transaction. The Company uses historic return patterns to estimate expected returns.

Information Technology

Company management believes that technological investments are necessary to support its business operations and strategies, and, as a result, the Company is continually upgrading its information systems to improve efficiency and productivity. Between 2006 and 2009, the Company completed significant upgrades to its merchandise planning and allocation systems and installed new point-of-sale equipment and software with enhanced clienteling capabilities in each of its SFA stores. In 2010, the Company made significant investments in demand chain management systems, focused on improving the allocation of merchandise to the stores and also invested in an advanced robotics system for receiving and fulfilling Saks Direct orders. In 2011, the Company made certain technology investments to support its omni-channel approach to the business. The Company implemented “one view” of the customer, providing a consolidated repository for all customer data across the Company’s channels, enabling improved and more accurate customer analytics and an enhanced ability to target market to its customers. In addition, also in 2011, the Company implemented “one view” of the inventory, integrating SFA’s in store and Saks Direct inventory systems.

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

During 2012, to further support future growth and the Company’s omni-channel retailing approach, the Company will begin a substantial multi-year transformation of and investment in both foundational systems and emerging technology. This technology will deliver new merchandising, finance and human resource capabilities on an integrated application suite for the entire Company.

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

Proprietary Credit Cards

HSBC offers proprietary credit card accounts to the Company’s customers. In April 2003, the Company entered into a program agreement with HSBC for a term of ten years expiring in 2013 pursuant to which HSBC owns and issues proprietary credit cards to the Company’s customers. The Company and HSBC have entered into several amendments to the program agreement since 2003. Under the terms of the program agreement, the risks and revenues generated by interest and fees on the portfolio are apportioned between HSBC and the Company. On November 11, 2011, the Company entered into a sixth amendment of its credit card program agreement which provided for an extension of the term of the agreement to April 15, 2018, subject to certain early termination rights set forth in the agreement.

Pursuant to a servicing agreement with HSBC also expiring in April 2018, the Company continues to provide key customer service functions, including new account openings, transaction authorizations, billing adjustments and customer inquiries, and receives compensation from HSBC for the provision of these services.

In September of 2006, the Company entered into agreements with HSBC and MasterCard International Incorporated to issue co-branded MasterCard cards to new and existing proprietary credit card customers. Under this program, qualifying customers are issued an SFA and MasterCard co-branded credit card that functions as a traditional proprietary credit card when used at any SFA store and at Saks Direct or as a MasterCard card when used at any unaffiliated location that accepts MasterCard cards. HSBC establishes and owns the co-brand accounts, retains the benefits associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad debts associated with the accounts.

Historically, proprietary credit card holders have shopped more frequently with the Company and purchased more merchandise than customers who pay with cash or third-party credit cards. The Company also makes frequent use of the names and addresses of the proprietary credit card holders in its targeted marketing efforts.

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

As of January 28, 2012, there were approximately 621,000 proprietary credit accounts that were active within the prior twelve months, accounting for 36.3% of the Company’s 2011 sales.

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

Reliance on Fifth Avenue Store

The Company’s flagship SFA store located on Fifth Avenue in New York City accounted for approximately 22% of total Company sales in 2011 and plays a significant role in creating awareness for the Saks Fifth Avenue brand.

Customer Service

The Company believes that good customer service contributes to increased loyalty and incremental purchases by its customers. The Company’s goal is to deliver a memorable, customer-focused shopping experience to each customer, whether shopping in store or online.

At SFA and OFF 5TH, the Company seeks to enable its customers to discover both accessible and high-end fashion in a warm, welcoming environment, guided by knowledgeable sales associates. For the SFA stores, compensation for sales associates is generally a commission-based program. These sales associates undergo extensive service, selling, and product-knowledge training and are encouraged to maintain frequent, personal contact with their customers. Sales associates are encouraged to utilize detailed customer data available through the Company’s point-of-sale equipment and software for their clienteling efforts, send personalized thank-you notes, and routinely communicate with customers to advise them of new merchandise offerings and special promotions. Typical SFA stores also provide comfortable seating areas, and most SFA stores offer a complimentary personal shopping service called “The Fifth Avenue Club.”

The Company believes that it offers a high level of service for customers shopping online at saks.com through easy-to-use site navigation and functionality and many customer-friendly features such as product reviews, runway videos of apparel, detailed product descriptions, sizing information, interviews with designers, and multiple angle shots of merchandise. In addition, the Company places high importance on quick, accurate product delivery and an efficient and friendly call center.

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

Competition

The retail business is highly competitive. The Company’s stores and e-commerce operations primarily compete with several national and regional department stores, specialty apparel stores, designer boutiques, outlet stores, and e-commerce and mail-order retailers. Management believes that its omni-channel approach to the business, knowledge of its trade areas and customer base, high level of customer service, broad selection of quality fashion merchandise at appropriate prices, innovative marketing, strategic store locations, and e-commerce presence positions the Company for a competitive advantage.

Associates

As of January 28, 2012, the Company employed approximately 13,500 associates, of which approximately 25% were employed on a part-time basis. The Company hires additional temporary associates and increases the hours of part-time associates during seasonal peak selling periods. Less than 1.0% of the Company’s associates are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

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

Discontinued Operations

As of January 31, 2009, the Company discontinued the operations of its Club Libby Lu (“CLL”) business, the operations of which are presented as discontinued operations on the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the prior year periods. CLL consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. CLL generated revenues of approximately $52.2 million for 2008 and was not profitable. The Company incurred nominal charges in 2010 and 2009 associated with closing the stores.

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

Certifications

The Company filed the certification of its Chief Executive Officer with the New York Stock Exchange (“NYSE”) in fiscal 2011 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and the Company has filed the Sarbanes-Oxley Act Section 302 and Section 906 certifications of its principal executive officer and principal financial officer with the SEC, which are attached hereto as Exhibits 31.1, 31.2, and 32.1.

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

The Company is focused on the luxury retail sector. SFA stores, Saks Direct and OFF 5TH stores offer a wide assortment of luxury fashion apparel, shoes, accessories, jewelry, cosmetics, and gift items. All of the goods that the Company sells are discretionary items. Changes in consumer confidence and fluctuations in financial markets can influence cyclical trends, particularly in the luxury sector. Consequently, starting in the fall of 2008, the downturn in the economy resulted in fewer customers shopping in the Company’s stores. In response, and in order to reduce inventory levels, the Company was required to take additional markdowns and to increase promotional events, which negatively impacted the Company’s profitability in 2008 and 2009. In addition, as a result of the decrease in consumer spending, the Company was forced to reduce costs. Although the luxury sector experienced a recovery in 2010 and 2011, there can be no assurance that the economy will continue to improve or that the Company will be successful in sustaining profitability. In addition, in the event that the Company is unsuccessful in sustaining profitability, the Company may not be able to realize its net deferred tax assets, which would require the Company to record a valuation allowance that could have a material impact on its results of operations in the period in which it is recorded.

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

The Company’s flagship SFA New York store is also susceptible to volatility in the financial markets and employment and compensation trends in the financial sector.

The Company is restricted in its ability to incur additional debt which may affect its ability to adequately finance its operations.

The Company’s revolving credit facility, senior notes, and 2.0% convertible notes contain restrictions on liens, and sale/leaseback transactions, and its revolving credit facility also contains restrictions on additional indebtedness, in each case, subject to certain limited exceptions. These restrictions under the revolving credit agreement and the outstanding notes may affect the Company’s ability to obtain additional debt financing or financing on favorable terms if its cash flow from operations and funds available under its revolving credit facility are insufficient to satisfy its working capital requirements.

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

The Company’s relationships with established and emerging designers are a key factor in its position as a retailer of luxury merchandise, and a substantial portion of its revenues are attributable to its sales of designer merchandise. Many of the Company’s key vendors limit the number of retail outlets they use to sell their merchandise, and competition among luxury retailers to obtain and sell these goods is intense. The Company’s relationships with its designers have been a significant contributor to its past success. Although the Company has supply arrangements with some of its merchandising sources, there can be no assurance that such sources will continue to meet the Company’s quality, style, and volume requirements. Moreover, nearly all of the top designer brands sold by the Company are also sold by competing retailers, and many of these top designer brands also have their own dedicated retail stores and/or their own e-commerce sites. If one or more of these top designers were to cease providing the Company with adequate supplies of merchandise or, conversely, were to increase sales of merchandise through its own stores or to the stores of other competitors, the Company’s business could be adversely affected. In addition, any decline in the popularity or quality of any of these designer brands could adversely affect the Company’s business.

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

Changes in consumer preferences, demand and interest could have a material adverse effect on the Company’s business. In addition, fashion trends could materially impact sales. Success in the retail business depends, in part, on the Company’s ability to anticipate consumer preferences and demand. Early order commitments often are made far in advance of consumer acceptance. If the Company fails to anticipate preferences accurately and respond to consumer preferences and demand, it could experience lower sales, excess inventories, and lower profit margins, any of which could have a material adverse effect on the Company’s results of operations and financial condition.

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

The Company depends on the orderly operation of the receiving and distribution process, which relies on adherence to shipping schedules and effective management of distribution centers. Although the Company believes that its receiving and distribution process is efficient and that the Company has appropriate contingency plans, unforeseen disruptions in operations due to fire, severe weather conditions, natural disasters, or other catastrophic events, labor disagreements, or other shipping problems may result in the loss of inventory and/or delays in the delivery of merchandise to the Company’s stores and customers.

Additionally, freight cost is impacted by changes in fuel prices. Fuel prices affect freight cost both on inbound freight from vendors to the distribution centers and outbound freight from the distribution centers to the Company’s stores.

The Company has an orderly plan to transition a portion of its distribution and fulfillment operations from its Maryland facility to a new facility in Tennessee, scheduled for mid-2012. However, the Company could experience disruption in its operations due to unexpected issues with employee hiring and retention, installation of equipment, or construction delays, among other things.

Although the Company maintains business interruption and property insurance, management cannot be assured that the Company’s insurance coverage will be sufficient, or that insurance proceeds will be timely paid to the Company, if any of the distribution centers are damaged or shut down for any reason.

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

In 2012, the Company will begin a substantial multi-year transformation of and investment in its foundational merchandising, finance, and human resources systems. The Company has an orderly plan to transition its existing legacy systems to the new systems. However, the Company could experience disruption in its operations due to unexpected issues with employee hiring, retention, and training and installation of equipment or software, among other things.

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

Item 1B. Unresolved Staff Comments.

None.

Executive Officers of the Registrant.

The name, age, and position held with the Company for each of the executive officers of the Company are set forth below.

Name	Age	Position

Stephen I. Sadove	60	Chairman of the Board of Directors and Chief Executive Officer

Ronald L. Frasch	62	President and Chief Merchandising Officer

Michael A. Brizel	55	Executive Vice President and General Counsel

Jennifer S. de Winter	51	Executive Vice President of Stores

Denise Incandela	47	Executive Vice President and Chief Marketing Officer; President, Saks Direct

Christine A. Morena	56	Executive Vice President of Human Resources

Michael Rodgers	47	Executive Vice President and Chief Information and Operations Officer

Robert T. Wallstrom	46	Executive Vice President; President, OFF 5TH

Kevin G. Wills	46	Executive Vice President of Finance and Chief Financial Officer

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

Michael A. Brizel joined the Company in April 2007 and was named to the post of Executive Vice President and General Counsel in May 2007. Mr. Brizel is also the Company’s Chief Ethics and Compliance Officer. Mr. Brizel served in a variety of positions of increasing responsibility with The Reader’s Digest Association, Inc. between 1989 and April 2007, including Senior Vice President and General Counsel, a position he assumed in 2002. Mr. Brizel was a member of the legal department of General Foods Corporation from 1983 to 1989 and an associate with the New York law firm of Summit, Rovins and Feldesman (and its predecessors) from 1980 to 1983.

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

Denise Incandela was promoted to President, Saks Direct and Executive Vice President of the Company in June 2010 and assumed the additional role of Chief Marketing Officer of Saks Fifth Avenue in September 2011. After serving as a leader in the retail practice and as a consultant to Saks for five years while at McKinsey & Company, Ms. Incandela joined Saks Incorporated in 1999 to spearhead the development of the Saks Direct business for Saks Fifth Avenue. In 2002, she was named Senior Vice President of Business Development and Saks Direct, and in February 2007, she was promoted to President, Saks Direct and Group Senior Vice President of the Company. Ms. Incandela began her career as the Assistant to the Chief Financial Officer at Shearson Lehman Brothers.

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

Item 2. Properties.

The following table summarizes the location, total square footage, and ownership status of the Company’s distribution centers, operations center, and corporate offices as of January 28, 2012:

Facility	Location of Facility	Square Footage	Owned/Leased
Distribution Center (servicing SFA, Saks Direct and OFF 5TH)	Aberdeen, Maryland	471,000	Leased
Distribution Center (servicing SFA and OFF 5TH)	Ontario, California	120,000	Leased
Corporate Operations Center	Jackson, Mississippi	298,000	Owned
Corporate Headquarters	New York, New York	275,000	Leased

The majority of the SFA stores and one OFF 5TH store are owned or owned buildings on leased land. All other SFA and OFF 5TH stores are leased. Store leases generally require the Company to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. Generally, the Company is responsible under its store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Generally, SFA store leases have initial terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years. OFF 5TH leases typically have shorter terms.

The following tables set forth information about the Company’s stores as of January 28, 2012:

	00000000000.	00000000000.	00000000000.	00000000000.	00000000000.	00000000000.
	Owned Locations*		Leased Locations		Total
	Number of Stores	Gross Square Footage (in millions)	Number of Stores	Gross Square Footage (in millions)	Number of Stores	Gross Square Footage (in millions)

SFA	26	3.7	20	1.8	46	5.5
OFF 5TH	1	0.1	59	1.6	60	1.7

Total	27	3.8	79	3.4	106	7.2

*	Owned locations include owned stores and owned buildings on leased land.

A summary of stores by geographic location as of January 28, 2012 is as follows:

	00000000000.	00000000000.	00000000000.	00000000000.
	Number of Stores	Owned Stores	Leased Stores	Owned Building on Leased Land
Alabama	1	1	—	—
Arizona	3	—	3	—
California	14	1	12	1
Colorado	2	—	2	—
Connecticut	3	—	2	1
Florida	17	—	14	3
Georgia	3	—	2	1
Hawaii	1	—	1	—
Illinois	5	—	4	1
Indiana	1	—	1	—
Kansas	1	—	1	—
Louisiana	1	—	1	—
Massachusetts	2	—	2	—
Maryland	2	—	1	1
Michigan	2	1	1	—
Minnesota	1	—	—	1
Missouri	1	—	—	1
North Carolina	3	1	2	—
Nevada	2	—	1	1
New Jersey	4	—	3	1
New York	7	1	5	1
Ohio	5	1	2	2
Oklahoma	2	—	1	1
Oregon	1	—	1	—
Pennsylvania	4	—	4	—
South Carolina	2	—	2	—
Texas	12	1	9	2
Virginia	4	2	2	—

Total	106	9	79	18

Store count activity for the year ended January 28, 2012 is as follows:

	00000000000	00000000000	00000000000
	SFA	OFF 5TH	Total
Store count as of January 29, 2011	47	57	104
New stores opened	—	5	5
Stores closed	(1)	(2)	(3)

Store count as of January 28, 2012	46	60	106

Item 3. Legal Proceedings.

On February 2, 2011, the plaintiffs in Dawn Till and Mary Josephs v. Saks Incorporated et al, filed a complaint, with which the Company was served on March 10, 2011, in a purported class and collective action in the U.S. District Court for the Northern District of California. The complaint alleges that the plaintiffs were improperly classified as exempt from the overtime pay requirements of the Fair Labor Standards Act (“FLSA”) and the California Labor Code and that the Company failed to pay overtime, provide itemized wage statements and provide meal and rest periods. On March 8, 2011, the plaintiffs filed an amended complaint adding a claim for penalties under the California Private Attorneys General Act of 2004. The plaintiffs seek to proceed collectively under the FLSA and as a class under the California statutes on behalf of individuals who have been employed by OFF 5TH as Selling and Service Managers, Merchandise Team Managers, or Department Managers and similar titles. On February 8, 2012, the same plaintiffs’ counsel from the Till case filed a complaint, with which the Company was served on March 2, 2012, in the U.S. District Court for the Southern District of New York, alleging essentially the same FLSA claim and related claims under New York state law (Tate – Small et al v. Saks Incorporated et al). The Company believes that its managers at OFF 5TH have been properly classified as exempt under both federal and state law and intends to defend these lawsuits vigorously. It is not possible to predict whether the courts will permit these actions to proceed collectively or as a class.

In addition to the litigation described in the preceding paragraph, the Company is involved in legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “SKS”. The table below sets forth the high and low sales prices of the Company’s common stock as reported on the New York Stock Exchange during each quarter of 2011 and 2010.

	2011		2010
	High	Low	High	Low
First Quarter	$12.97	$10.90	$10.65	$6.14
Second Quarter	$12.07	$10.02	$10.37	$7.06
Third Quarter	$11.50	$7.67	$11.49	$6.60
Fourth Quarter	$11.24	$8.49	$12.22	$10.52

Holders

As of March 9, 2012, there were approximately 2,260 shareholders of record of the Company’s common stock.

Dividends

During 2011 and 2010, the Company did not declare any dividends. Future dividends, if any, will be determined by the Company’s Board of Directors in light of circumstances then existing, including earnings, financial requirements, and general business conditions. The Company does not anticipate declaring dividends in the near term.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides equity compensation plan information for all plans approved and not approved by the Company’s shareholders, as of January 28, 2012:

(In thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#) (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (1) (c)
Plan Category
Equity compensation plans approved by security holders	1,605	$13.00	2,675
Equity compensation plans not approved by security holders (2)	41	$6.28	-
Total	1,646	$12.83	2,675

(1)	This amount represents shares of common stock available for issuance under the 2009 Long-term Incentive Plan. Awards available for grant under the 2009 Long-term Incentive Plan include stock options, stock appreciation rights, restricted stock, performance shares, and other forms of equity awards.
(2)	On April 9, 1997, the Board approved the Company’s 1997 Stock-Based Incentive Plan (the “1997 Plan”) to assist in attracting, retaining, and motivating employees and directors. The Board amended the 1997 Plan several times. The exercise price for all outstanding options awarded under the 1997 Plan equals the fair market value of the common stock on the date of grant. Most options vest in four installments over four years and expire after ten years. Unvested options generally are forfeited if employment is terminated. In the event of a change in control or a potential change in control, the Board of Directors may accelerate awards under the 1997 Plan or provide that such awards be cashed out in connection with the transaction. As of January 28, 2012, under the 1997 Plan, there were (i) options outstanding to purchase 41 shares, (ii) 8 shares of restricted stock outstanding, and (iii) no shares remaining available for issuance.

Performance Graph

The following graph and table compare the cumulative total shareholder return for the last five fiscal years of the Company’s common stock, the S&P Midcap 400 Index, the S&P 500 Department Stores Index, and a Retail Peer Group Index (weighted by market capitalization and consisting of Dillard’s, Inc.; Macy’s, Inc.; Nordstrom, Inc.; and J.C. Penney Company, Inc.) assuming an initial investment of $100 and reinvestment of dividends.

Description	Starting Basis 2/3/07	2/2/08	1/31/09	1/30/10	1/29/11	1/28/12
Saks Incorporated	$100.00	$94.34	$12.96	$33.13	$58.38	$50.10
S&P Midcap 400 Index	$100.00	$98.88	$60.90	$87.31	$115.64	$120.39
S&P 500 Department Stores Index	$100.00	$63.85	$30.16	$50.42	$57.83	$65.40
Retail Peer Group Index	$100.00	$65.32	$21.75	$44.09	$61.29	$81.45

The information contained in this “Performance Graph” section shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock. During 2011, the Company repurchased and retired an aggregate of 3.5 million shares of its common stock. The Company did not repurchase any shares of its common stock during the fourth quarter of 2011. The Company has remaining availability of 29.2 million shares under its 70.0 million authorized share repurchase program.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
CONSOLIDATED INCOME STATEMENT DATA:
Net sales	$3,013,593	$2,785,745	$2,631,532	$3,043,438	$3,237,275
Cost of sales (excluding depreciation and amortization)	1,785,419	1,668,487	1,668,097	2,062,494	1,972,251

Gross margin	1,228,174	1,117,258	963,435	980,944	1,265,024

Selling, general and administrative expenses	767,635	715,951	674,306	784,510	840,823
Other operating expenses	302,089	298,124	314,266	320,683	317,046
Impairments and dispositions	10,106	13,085	29,348	11,139	4,279

Operating income (loss)	148,344	90,098	(54,485)	(135,388)	102,876

Interest expense	(48,115)	(56,725)	(49,480)	(45,739)	(48,303)
Gain (loss) on extinguishment of debt	(539)	(4)	783	—	(5,634)
Other income, net	2,194	117	1,019	5,600	24,912

Income (loss) from continuing operations before income taxes	101,884	33,486	(102,163)	(175,527)	73,851
Provision (benefit) for income taxes	27,094	(13,910)	(44,501)	(48,902)	26,755

Income (loss) from continuing operations	74,790	47,396	(57,662)	(126,625)	47,096

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	693	(395)	(52,727)	(4,860)
Provision (benefit) for income taxes	—	243	(138)	(20,548)	(1,646)

Income (loss) from discontinued operations	—	450	(257)	(32,179)	(3,214)

Net income (loss)	$74,790	$47,846	$(57,919)	$(158,804)	$43,882

Basic earnings per common share:
Income (loss) from continuing operations	$0.48	$0.31	$(0.40)	$(0.93)	$0.33
Income (loss) from discontinued operations	$—	$—	$—	$(0.23)	$(0.02)
Net income (loss)	$0.48	$0.31	$(0.40)	$(1.15)	$0.31

Diluted earnings per common share:
Income (loss) from continuing operations	$0.45	$0.30	$(0.40)	$(0.92)	$0.31
Income (loss) from discontinued operations	$—	$—	$—	$(0.23)	$(0.02)
Net income (loss)	$0.45	$0.30	$(0.40)	$(1.15)	$0.29

Weighted-average common shares:
Basic	155,149	154,325	143,194	138,384	140,402
Diluted	200,237	158,413	143,194	138,384	153,530

CONSOLIDATED BALANCE SHEET DATA:
Working capital	$688,962	$578,862	$546,169	$503,952	$345,097
Total assets	$2,128,465	$2,143,100	$2,135,701	$2,147,677	$2,350,744
Long-term debt, less current portion	$367,962	$359,250	$493,330	$593,103	$204,238
Shareholders’ equity	$1,206,784	$1,163,565	$1,071,610	$990,586	$1,204,434
Cash dividends (per share)	$—	$—	$—	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis (“MD&A”) is intended to provide an analytical view of the business from management’s perspective of operating the business and has the following components:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations and Off-Balance Sheet Arrangements
•	Critical Accounting Policies and Estimates

MD&A should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this Form 10-K.

OVERVIEW

GENERAL

The operations of Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”) stores and SFA e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”). Previously, the Company also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The operations of CLL are presented as discontinued operations on the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the prior year periods and are discussed below in “Discontinued Operations.”

The Company is an omni-channel luxury retailer offering a wide assortment of distinctive fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of January 28, 2012, the Company operated 46 SFA stores with a total of approximately 5.5 million square feet and 60 OFF 5TH stores with a total of approximately 1.7 million square feet.

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

FINANCIAL PERFORMANCE SUMMARY

On a consolidated basis, total net sales and comparable store sales for the year ended January 28, 2012 increased 8.2% and 9.5%, respectively. The Company recorded income from continuing operations of $74.8 million, or $0.45 per share compared to income from continuing operations of $47.4 million, or $0.30 per share, for the years ended January 28, 2012 and January 29, 2011, respectively. After recognition of the Company’s after-tax gain from discontinued operations of $0.4 million, net income totaled $47.8 million, or $0.30 per share for the year ended January 29, 2011.

The year ended January 28, 2012 included a net after-tax gain totaling $2.0 million or $0.01 per share, primarily related to a $10.9 million or $0.05 per share gain related to the reversal of certain estimated state income tax reserves deemed no longer necessary. This gain was partially offset by a net after-tax charge of $5.6 million or $0.03 per share, primarily related to a pension and related benefit charge, a third-party receivable write-down, severance and asset impairment charges. Additionally, the Company incurred a $3.0 million or $0.01 per share charge related to store closings and a $0.3 million loss on debt extinguishment related to the early retirement of approximately $1.9 million of senior notes during 2011.

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

The year ended January 30, 2010 included net after-tax charges totaling $10.4 million or $0.07 per share, primarily related to $17.3 million or $0.12 per share of asset impairment charges incurred in the normal course of business and a $3.1 million or $0.02 per share non-cash pension charge related to excess lump sum distributions during 2009 primarily resulting from the Company’s 2009 reductions-in-force. The year ended January 30, 2010 also included a net gain of $10.0 million or $0.07 per share, related to federal and state tax adjustments. The net gain included income resulting from an increase in the state deferred tax rate, release of tax reserves due to the expiration of the statute of limitations and reversal of a portion of the valuation allowance against deferred tax assets.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company’s Consolidated Statements of Income, expressed as percentages of net sales (numbers may not total due to rounding):

	00000000	00000000	00000000
	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.2	59.9	63.4

Gross margin	40.8	40.1	36.6

Selling, general & administrative expenses	25.5	25.7	25.6
Other operating expenses	10.0	10.7	12.0
Impairments and dispositions	0.3	0.5	1.1

Operating income (loss)	4.9	3.2	(2.1)

Interest expense	(1.6)	(2.0)	(1.9)
Gain (loss) on extinguishment of debt	(0.0)	0.0	0.0
Other income, net	0.1	0.0	0.0

Income (loss) from continuing operations before income taxes	3.4	1.2	(3.9)

Provision (benefit) for income taxes	0.9	(0.5)	(1.7)

Income (loss) from continuing operations	2.5	1.7	(2.2)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	0.0	0.0	(0.0)
Provision (benefit) for income taxes	0.0	0.0	(0.0)

Income (loss) from discontinued operations	0.0	0.0	(0.0)

Net income (loss)	2.5%	1.7%	(2.2)%

FISCAL YEAR ENDED JANUARY 28, 2012 COMPARED TO FISCAL YEAR ENDED JANUARY 29, 2011

DISCUSSION OF OPERATING INCOME– CONTINUING OPERATIONS

The following table shows the changes in operating income from 2010 to 2011:

(In millions)	Total Company
2010 Operating income - continuing operations	$90.1

Store sales and margin	110.9
Operating expenses	(55.7)
Impairments and dispositions	3.0

Change	58.2

2011 Operating income - continuing operations	$148.3

For the year ended January 28, 2012, the Company’s operating income totaled $148.3 million, a 170 basis point improvement as a percentage of net sales, from the operating income of $90.1 million in the same period last year. The current year operating income was driven by a 9.5% increase in comparable store sales as well as a gross margin rate increase of 70 basis points for the year ended January 28, 2012. The year-over-year increase in the gross margin rate was principally due to increased full-price selling and a reduced level of promotional activity.

NET SALES

For the year ended January 28, 2012, total net sales increased 8.2% to $3,013.6 million from $2,785.7 million for the year ended January 29, 2011. Consolidated comparable store sales increased $252.8 million, or 9.5%, from $2,658.2 million for the year ended January 29, 2011 to $2,911.0 million for the year ended January 28, 2012.

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

GROSS MARGIN

For the year ended January 28, 2012, gross margin was $1,228.2 million, or 40.8% of net sales, compared to $1,117.3 million, or 40.1% of net sales, for the year ended January 29, 2011. The increase in gross margin dollars and gross margin rate was primarily the result of higher sales, increased full-price selling and a reduced level of promotional activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the year ended January 28, 2012, SG&A was $767.6 million, or 25.5% of net sales, compared to $716.0 million, or 25.7% of net sales, for the year ended January 29, 2011. The increase of $51.6 million in expenses was primarily driven by higher variable costs associated with the $227.9 million sales increase for the year as well as incremental expenses incurred to support the growth in Saks Direct. Additionally, the Company experienced an increase in proprietary credit card income related to the previously announced contract changes with HSBC.

OTHER OPERATING EXPENSES

For the year ended January 28, 2012, other operating expenses were $302.1 million, or 10.0% of net sales, compared to $298.1 million, or 10.7% of net sales, for the year ended January 29, 2011. The increase of $4.0 million was principally driven by an increase in taxes other than income taxes of $2.9 million, an increase in property and equipment rentals of $0.7 million and an increase in store pre-opening costs of $0.6 million. These increases were partially offset by a decrease in depreciation and amortization of $0.2 million.

IMPAIRMENTS AND DISPOSITIONS

For the year ended January 28, 2012, impairments and dispositions included net charges of $10.1 million compared to net charges of $13.1 million for the year ended January 29, 2011. During 2011, the Company incurred $4.9 million of store-closing related costs, primarily driven by a lease termination charge incurred in connection with the relocation of the Hilton Head OFF 5TH store. Also included in impairments and dispositions for 2011 were $5.0 million of asset impairments and $0.2 million of asset dispositions in the normal course of business. The prior year charges of $13.1 million included store-closing costs of $12.1 million associated with the closing of seven SFA stores and one OFF 5TH store and $1.0 million of asset impairments and dispositions in the normal course of business.

INTEREST EXPENSE

Interest expense decreased to $48.1 million in 2011 from $56.7 million in 2010 and, as a percentage of net sales, was 1.6% in 2011 and 2.0% in 2010. The decrease of $8.6 million was primarily due to the extinguishment of $22.9 million of the 7.5% senior notes that matured in December 2010 and extinguishment of $141.6 million of the 9.875% senior notes that matured in October 2011. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $13.0 million and $11.9 million for the years ended January 28, 2012 and January 29, 2011, respectively.

LOSS ON EXTINGUISHMENT OF DEBT

During the year ended January 28, 2012, the Company extinguished $1.9 million of its 7.375% senior notes resulting in a loss on extinguishment of debt of $0.5 million. During the year ended January 29, 2011, the Company repurchased $0.8 million of the 7.0% senior notes which resulted in a loss on extinguishment of debt of $4.0 thousand.

OTHER INCOME, NET

Other income increased to $2.2 million in 2011 from $0.1 million in 2010. Other income in 2011 was primarily related to interest income on cash and cash equivalents. Other income in 2010 consisted primarily of $0.7 million of interest income on cash and cash equivalents offset by $0.6 million of casualty losses relating to the May 2010 flood at the Nashville, Tennessee OFF 5TH store.

INCOME TAXES

For 2011 and 2010, the effective income tax rate for continuing operations differed from the federal statutory tax rate due to state income taxes and other items such as the change in the valuation allowance against state NOL carryforwards, the effect of concluding tax examinations and other tax reserve adjustments primarily relating to statute expirations. Including the effect of these items, the Company’s effective income tax rate for continuing operations was 26.6% and (41.5%) in 2011 and 2010, respectively. The effective tax rate for 2011 was less than the statutory tax rate primarily due to a reversal in the valuation allowance against state NOL carryforwards. The effective tax benefit rate for 2010 was primarily due to the reversal of an uncertain tax position relating to statute expirations.

FISCAL YEAR ENDED JANUARY 29, 2011 COMPARED TO FISCAL YEAR ENDED JANUARY 30, 2010

DISCUSSION OF OPERATING INCOME (LOSS) – CONTINUING OPERATIONS

The following table shows the changes in operating income (loss) from 2009 to 2010:

(In millions)	Total Company
2009 Operating loss- continuing operations	$(54.5)

Store sales and margin	153.8
Operating expenses	(25.5)
Impairments and dispositions	16.3

Change	144.6

2010 Operating income - continuing operations	$90.1

For the year ended January 29, 2011, the Company’s operating income totaled $90.1 million, a 530 basis point improvement as a percentage of net sales, from the operating loss of $54.5 million in 2009. The 2010 operating income was driven by a 6.4% increase in comparable store sales as well as a gross margin rate increase of 350 basis points for the year ended January 29, 2011. The year-over-year increase in the gross margin rate was principally due to increased full-price selling and a reduced level of promotional activity.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended January 29, 2011, SG&A was $716.0 million, or 25.7% of net sales, compared to $674.3 million, or 25.6% of net sales, for the year ended January 30, 2010. The increase of $41.6 million in expenses was primarily driven by higher variable costs associated with the $154.2 million sales increase for the year as well as incremental expenses incurred to support the growth in Saks Direct. Additionally, the Company experienced a reduction in proprietary credit card income related to contract changes with HSBC.

OTHER OPERATING EXPENSES

For the year ended January 29, 2011, other operating expenses were $298.1 million, or 10.7% of net sales, compared to $314.3 million, or 12.0% of net sales, for the year ended January 30, 2010. The decrease of $16.2 million was principally driven by a decrease in depreciation and amortization expense of $16.5 million as a result of reduced capital expenditures during 2010 and asset impairment charges recorded during the year ended January 30, 2010. Additionally, the Company incurred lower property and equipment rentals of $3.3 million and a decrease in store pre-opening costs of $1.0 million. These decreases were partially offset by an increase in taxes other than income taxes of $4.6 million.

IMPAIRMENTS AND DISPOSITIONS

For the year ended January 29, 2011, impairments and dispositions included net charges of $13.1 million compared to net charges of $29.3 million for the year ended January 30, 2010. The 2010 charges included closing costs associated with the Plano, Texas; Mission Viejo, California; Southampton, New York; Portland, Oregon; San Diego, California; and Charleston, South Carolina SFA store closures, the Reno, Nevada OFF 5TH store closure, and the previously announced agreement to close the Denver, Colorado SFA store during the first quarter ending April 30, 2011. The Company incurred $12.1 million of store closing-related costs associated with those locations, including $10.1 million of net lease termination costs, $4.2 million of asset impairment and disposal costs, $2.5 million of severance costs, and $3.8 million of other store-closing related costs, all of which were offset in part by a deferred rent benefit of $8.5 million. Also included in impairments and dispositions for 2010 were $1.0 million of asset impairments and dispositions in the normal course of business. The 2009 charges were primarily due to asset impairments and dispositions in the normal course of business.

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

GAIN (LOSS) ON EXTINGUISHMENT OF DEBT

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

INCOME TAXES

For 2010 and 2009, the effective income tax rate for continuing operations differed from the federal statutory tax rate due to state income taxes and other items such as the change in the valuation allowance against state NOL carryforwards, the effect of concluding tax examinations and other tax reserve adjustments primarily relating to statute expirations, and the change in the overall state tax rate. Including the effect of these items, the Company’s effective income tax rate for continuing operations was (41.5%) and 43.6% in 2010 and 2009, respectively. The effective tax benefit rate for 2010 was primarily due to the reversal of an uncertain tax position relating to statute expirations.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash provided by operating activities from continuing operations was $272.7 million in 2011, $124.4 million in 2010 and $205.9 million in 2009. Cash provided by operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels, and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $148.3 million increase in cash flows from continuing operations in 2011 as compared to 2010 was primarily due to the increase in net income for the period and changes in working capital. The $81.5 million decrease in cash flows from continuing operations in 2010 as compared to 2009 was primarily the result of changes in working capital, driven by an increase in inventory levels to support the increased sales for the period.

Cash used in investing activities from continuing operations was $89.4 million in 2011, $55.2 million in 2010, and $73.9 million in 2009. Cash used in investing activities primarily relates to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $34.2 million increase in cash used in 2011 was primarily related to an increase of $26.4 million in capital expenditures for the year and the issuance of a note receivable, net of collections, in the amount of $7.4 million due from Natixis Funding Corporation, the provider of letters of credit required in connection with the Company’s workers’ compensation and general liability insurance plans. Interest earned on the note receivable effectively reduces the cost of issuing letters of credit to insurance providers. The $18.7 million decrease in cash used in 2010 was primarily related to a decrease in capital expenditures for the year.

Cash used in financing activities from continuing operations was $181.0 million in 2011, as compared to $18.1 million in 2010 and cash provided by financing activities of $18.8 million in 2009. Cash used in financing activities in 2011 was primarily due to long-term debt payments resulting from the maturity of $141.6 million of the Company’s 9.875% senior notes, the redemption of $1.9 million of the Company’s 7.375% senior notes, $28.9 million of share repurchases made during the year and $3.0 million of debt financing costs incurred in connection with the amendment of the Company’s revolving credit facility. In 2010, cash used in financing activities related to the payment of $22.9 million for the 7.5% senior notes that matured in December 2010 and repurchase of $0.8 million of the Company’s 7.0% senior notes that mature in December 2013. In 2009, cash provided by financing activities included $120.0 million of proceeds from the issuance of the 7.5% convertible notes and $95.1 million of proceeds, net of issuance costs, from the issuance of 14.9 million shares of the Company’s common stock. These inflows were partially offset by the repayment of borrowings under the revolving credit facility of $156.7 million, the early extinguishment of $23.0 million of the Company’s 7.5% senior notes due in December 2010, the payment of $13.1 million of financing costs incurred in connection with the issuance of the Company’s 7.5% convertible notes and an amendment to the revolving credit facility agreement.

During 2011, the Company repurchased and retired an aggregate of 3.5 million shares of its common stock at an average price of $8.18 per share and a total cost of $28.9 million. During 2010 and 2009, there were no repurchases of common stock. As of January 28, 2012, there were approximately 29.2 million shares remaining available for repurchase under the Company’s existing share repurchase program.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500.0 million revolving credit facility. The amount of cash on hand and borrowings under that facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and the Company’s tax payment obligations, among others. As of January 28, 2012 and January 29, 2011, the Company maintained cash and cash equivalent balances of $200.2 million and $197.9 million, respectively. Exclusive of $4.7 million and $7.9 million of store operating cash as of January 28, 2012 and January 29, 2011, respectively, cash was invested primarily in money market funds, demand deposits, and time deposits.

The primary needs for cash are to fund operations, acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores, invest in technology and distribution centers and service debt. The Company estimates capital expenditures for 2012 will be between $110 and $120 million, net of tenant allowances and other proceeds. The Company anticipates that working capital requirements related to existing stores, store renovations and capital expenditures will be funded through cash on hand, cash provided by operations, and the revolving credit facility.

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

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of business and economic trends, interest rate levels, and the terms, conditions and availability of capital in the capital markets. As of January 28, 2012, the Company’s capital and financing structure was comprised of a revolving credit facility, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. As of January 28, 2012, total funded debt (including the equity component of the convertible notes)

was $405.0 million, representing a decrease of $144.3 million from the balance of $549.3 million at January 29, 2011. This decrease in debt was primarily the result of the maturity of $141.6 million of the Company’s 9.875% senior notes and the redemption of $1.9 million of the Company’s 7.375% senior notes and a net decrease in capital lease obligations of $0.8 million. Additionally, the Company’s debt-to-capitalization ratio decreased to 25.6% in 2011 from 32.9% in 2010.

Revolving Credit Facility

As of January 28, 2012, the Company maintained a $500.0 million revolving credit facility, which is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. As the Company’s inventory levels fluctuate, these changes will, at times, cause the borrowing capacity to fall below the stated $500.0 million maximum. In March 2011, the Company entered into an amendment to its existing revolving credit agreement. The amendment extended the maturity date of the facility to March 2016 and favorably revised certain terms of the existing facility, including, among other things, lower interest rates and fees. The maximum borrowing capacity of the amended facility remains at $500.0 million. As of January 28, 2012, the Company had no direct borrowings under its revolving credit facility. Based on the inventory and credit card receivable balances as of January 28, 2012, the Company had $471.5 million of availability under the facility, after deducting outstanding letters of credit of $6.4 million.

There are no debt ratings-based provisions in the revolving credit facility. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of more than $20.0 million in principal under that other instrument. Borrowings under the facility bear interest at a per annum rate of either: (i) LIBOR plus a percentage ranging from 2.00% to 2.50%, or (ii) the higher of the prime rate or the federal funds rate plus a percentage ranging from 1.00% to 1.50%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). The Company also pays a fee ranging from 0.38% to 0.50% per annum on the average daily unused borrowing capacity. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that the Company is subject to only if availability under the facility is less than $62.5 million. As of January 28, 2012, the Company was not subject to the fixed charge coverage ratio requirement.

Senior Notes

Excluding the convertible notes, as of January 28, 2012, the Company had $2.1 million of senior notes outstanding that mature in 2013 with an interest rate of 7.0%. The terms of the senior notes call for all principal to be repaid at maturity and places limitations on the amount of secured indebtedness the Company may incur. There are no financial covenants or debt-ratings-based provisions associated with these notes. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay the senior notes at maturity.

During October 2011, the Company paid $141.6 million upon maturity of its 9.875% senior notes.

During April 2011, the Company completed a redemption of $1.9 million of its 7.375% senior notes that were set to mature in 2019. The redemption of these notes resulted in a loss on extinguishment of $0.5 million.

During December 2010, the Company paid $22.9 million upon maturity of its 7.5% senior notes.

During May 2010, the Company repurchased $0.8 million of its 7.0% senior notes that were set to mature in December 2013. The repurchase of these notes resulted in an immaterial loss on extinguishment of debt.

In June and July 2009, the Company repurchased $23.0 million of its 7.5% senior notes that matured in December 2010. The repurchase of these notes resulted in a gain on extinguishment of $0.8 million.

7.5% Convertible Notes

As of January 28, 2012, the Company had $120.0 million of convertible notes outstanding that bear cash interest semiannually at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares, cash, or a combination thereof at its discretion. In May 2009, the Company received net proceeds from the convertible notes of approximately $115.3 million after deducting initial purchasers’ discounts and offering expenses. The Company used the net proceeds to pay down amounts outstanding under its revolving credit facility and for general corporate purposes.

Upon issuance of the convertible notes, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13.0% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $10.4 million is being accreted to interest expense over the remaining 1.8 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

2.0% Convertible Senior Notes

As of January 28, 2012, the Company had $230.0 million of convertible senior notes outstanding that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to the Company in 2014 or 2019 and the convertible notes became callable at the option of the Company beginning on March 21, 2011. The Company can settle a conversion of the notes with shares, cash, or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: (i) if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the convertible notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of January 28, 2012, none of the criteria were met.

The Company used approximately $25.0 million of the proceeds from the issuances to enter into a convertible note hedge and written call options on its common stock to reduce the exposure to dilution from the conversion of the notes. As of January 28, 2012, both the convertible note hedge and written call options had expired.

The Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the convertible notes have put options in 2014 and 2019, the debt instrument is being accreted to par value using the effective interest method from issuance until the first put date in 2014, resulting in an increase in non-cash interest expense. The current unamortized discount of $19.2 million will be recognized over the remaining 2.1 year period.

The Company believes it will have sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay both the convertible notes at maturity.

Capital Leases

As of January 28, 2012, the Company had $52.9 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between $6.0 million and $8.0 million per year, excluding interest payments.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The contractual cash obligations at January 28, 2012 associated with the Company’s capital structure, as well as other contractual obligations, are illustrated in the following table:

	Payments Due by Period
(Dollars in millions)	Within 1 year	Years 2-3	Years 4-5	After Year 5	Total

Long-term debt, including interest	$14	$139	$9	$263	$425
Capital lease obligations, including interest	13	25	20	24	82
Operating leases	58	99	81	122	360
Purchase obligations	479	-	-	-	479
Other long-term liabilities	6	2	3	6	17

Total contractual cash obligations	$570	$265	$113	$415	$1,363

The Company’s purchase obligations principally consist of purchase orders for merchandise, store construction contract commitments, maintenance contracts, and services agreements. Amounts committed under open purchase orders for merchandise inventory represent approximately $462 million of the purchase obligations within one year, a substantial portion of which are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

Other long-term liabilities consist of the Company’s liabilities related to its supplemental executive retirement plan. Additionally, the Company is obligated to fund a cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company expects funding requirements of approximately $4.4 million in 2012, which is included within other long-term liabilities in the table above.

Long-term liabilities excluded from the above table include deferred compensation obligations of $12.4 million as the timing of payments for this obligation is subject to employee elections and other employment factors. Other long-term liabilities excluded from the above table include non-cash obligations for deferred rent and deferred property incentives. In addition, other unrecorded obligations that have been excluded from the contractual obligations table include contingent rent payments, property taxes, insurance payments, amounts that might come due under change-in-control provisions of employment agreements, and common area maintenance costs.

Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized tax benefits at January 28, 2012, the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $14.2 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

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

CREDIT CARDS

HSBC offers proprietary credit card accounts to the Company’s customers. In April 2003, the Company entered into a program agreement with HSBC for a term of ten years expiring in 2013 pursuant to which HSBC owns and issues proprietary credit cards to the Company’s customers. The Company and HSBC have entered into several amendments to the program agreement since 2003. Under the terms of the program agreement, the risks and revenues generated by interest and fees on the portfolio are apportioned between HSBC and the Company. On November 11, 2011, the Company entered into a sixth amendment of its credit card program agreement which provided for an extension of the term of the agreement to April 15, 2018, subject to certain early termination rights set forth in the agreement.

Pursuant to a servicing agreement with HSBC also expiring in April 2018, the Company continues to provide key customer service functions, including new account openings, transaction authorizations, billing adjustments and customer inquiries, and receives compensation from HSBC for the provision of these services.

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

REVENUE RECOGNITION

Revenue from the sale of merchandise at the Company’s retail stores is recognized at the time customers provide a satisfactory form of payment and take delivery of the merchandise. Revenue from the sale of merchandise from Saks Direct is recognized upon estimated receipt of merchandise by the customer. The Company estimates the amount of goods that will be returned for a refund based on historical trends and reduces sales and gross margin by that amount. Given that approximately 22% of merchandise sold is later returned and that the vast majority of merchandise returns occur within a short time after the selling transaction, the risk of the Company realizing a materially different amount for sales and gross margin than reported in the consolidated financial statements is minimal.

Revenue associated with gift cards is recognized upon redemption by the customer. Breakage income associated with unredeemed gift cards is recognized if the gift card is not subject to state escheatment laws when the likelihood of customer redemption is determined to be remote.

COST OF SALES AND INVENTORY VALUATION

Merchandise inventories are stated at the lower of cost or market, with cost being determined using the retail first-in, first-out (“FIFO”) method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost of the inventory reflected on the consolidated balance sheet is decreased with a charge to cost of sales contemporaneous with the lowering of the retail value of the inventory on the sales floor through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is being devalued with markdowns prior to the sale of the merchandise. The areas requiring significant management judgment include (1) setting the original retail value for the merchandise held for sale, (2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value, and (3) estimating the shrinkage that has occurred through theft during the period between physical inventory counts.

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

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. A complete physical inventory of all of the Company’s stores and distribution facilities is performed annually, with the recorded amount of merchandise inventory being adjusted to coincide with this physical count. The differences between the estimated amount of shrinkage and the actual amount realized have been insignificant.

The Company receives vendor-provided support in different forms. When vendors provide support for inventory markdowns, the Company records the support as a reduction of cost of sales. Such support is recorded in the period that the corresponding markdowns are taken. When the Company receives inventory-related support that is not designated for markdowns, the Company includes this support as a reduction of the cost of purchases.

SELF-INSURANCE RESERVES

The Company self-insures a substantial portion of its exposure for costs related primarily to employee medical, workers’ compensation and general liability. Expenses are recorded based on estimates for reported claims and claims that have been incurred but not yet reported, considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation and other assumptions. Although the Company does not expect the amount it will ultimately pay to differ significantly from its estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and assumptions.

DEPRECIATION AND RECOVERABILITY OF CAPITAL ASSETS

Over 40% of the Company’s assets at January 28, 2012 are represented by investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions for use in evaluating the carrying value of capital assets requires judgments and estimates.

•

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Land is not depreciated. Buildings and building improvements are depreciated over 20 to 40 years. Store fixtures are depreciated over 10 years. Equipment utilized in stores (e.g., escalators) and in support areas (e.g., distribution centers, technology) and fixtures in support areas are depreciated over 3 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Costs incurred for the development of internal-use software are capitalized and amortized over 3 to 10 years. Generally, there is no estimated salvage value at the end of the useful life of the assets.

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

•

To the extent the Company remodels or otherwise replaces or disposes of property and equipment prior to the end of their assigned depreciable lives, the Company could realize a gain or loss on the disposition. To the extent assets continue to be used beyond their assigned depreciable lives, no depreciation expense is recognized. The Company reassesses the depreciable lives in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges. The reassessment of depreciable lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

•

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, such as opening a new store near an existing store, announcing plans for a store closure, a history of store operating losses, etc. The impairment evaluation requires management to make assumptions and apply judgment to estimate future cash flows and asset fair values, including selection of a discount rate and assumptions regarding key store variables such as sales, gross margin rates, and store expenses.

LEASES

The Company leases the land or the land and building at many of its stores, as well as its distribution centers, offices, administrative facilities, and certain equipment. Most of these leases are classified as operating leases. Most of the Company’s lease agreements include renewal periods at the Company’s option. Store lease agreements generally include rent holidays, rent escalation clauses, and contingent rent provisions that require additional payments based on a percentage of sales in excess of specified levels. Contingent rental payments are recognized when the Company determines that it is probable that the specified levels will be reached during the fiscal year. For leases that contain rent holiday periods and scheduled rent increases, the Company recognizes rent expense on a straight-line basis over the lease term from the date the Company takes possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the lease agreements are recorded as deferred rent. Tenant improvement allowances and other lease incentives are recorded as deferred rent liabilities and are recognized on a straight–line basis over the life of the lease.

INCOME AND OTHER TAXES

The majority of the Company’s net deferred tax assets of $225.9 million at January 28, 2012 consist of federal and state NOL carryforwards that will expire between 2012 and 2030. The majority of the NOL carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and macroeconomic conditions. The Company concluded, based on the weight of all available positive and negative evidence that all but $19.2 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $19.2 million has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In 2011 and 2010, this evaluation resulted in a net reduction to the reserve against state deferred tax assets of $11.8 million and $2.2 million, impacting the Company’s results of operations. A similar analysis was performed in 2009, which resulted in an additional reserve against state deferred tax assets of $3.0 million.

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

The Company had approximately $14.2 million and $14.3 million of gross unrecognized tax benefits as of January 28, 2012 and January 29, 2011, respectively. As of January 28, 2012, $3.6 million represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate in any future periods. The Company continually evaluates its tax filing positions and to the extent the Company prevails on audits or statutes of limitation expire, the unrecognized tax benefits could be realized.

The Company files a consolidated U.S. federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through February 2, 2008 with no significant adjustments. With respect to the state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and beyond and currently has no examinations in progress.

PENSION PLANS

The Company sponsors a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain employees of the Company. Effective January 1, 2007, the Company amended the Pension Plan, suspending future benefit accruals for all participants, except certain participants who as of December 31, 2006 had attained age 55, completed 10 years of credited service, and who are not considered to be highly compensated employees. Effective March 13, 2009, the Company amended the Pension Plan, suspending future benefit accruals for all remaining participants.

The Company’s funding policy requires contributions to the Pension Plan be at least equal to the minimum funding requirement, as determined under the Employee Retirement Income Security Act of 1974. The Company may make additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation. The Pension Plan and SERP obligations are valued annually as of the Company’s fiscal year-end balance sheet date. The projected unit credit method is utilized in computing the pension obligations. Net periodic benefit cost is based on actuarial models used to estimate the total benefits ultimately payable to participants and is allocated to the respective service periods. The actuarial assumptions used to calculate benefit costs are reviewed annually.

Pension assumptions are based upon management’s best estimates as of the annual measurement date.

•

The discount rate is primarily used in calculating the Company’s pension obligation, which is represented by the accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) and in calculating net periodic benefit cost. The discount rate utilized is based upon pension discount curves and bond portfolio curves over a duration that is similar to the expected future cash flows of the plans as of the measurement date. The discount rate used to calculate the ABO and PBO as of January 28, 2012 was 3.6% and 3.8% for the Pension Plan and SERP, respectively. To the extent the discount rate increases or decreases, the Company’s PBO is decreased or increased, respectively. The estimated effect of a 0.25% change in the discount rate is approximately $2.7 million on the PBO and approximately $0.2 million on net periodic benefit cost. To the extent the PBO increases, the after-tax effect of such increases would reduce other comprehensive income and shareholders’ equity.

•

The expected long-term rate of return on plan assets is used primarily in calculating the expected return on plan assets component of the Company’s net periodic benefit cost. The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. The assumed expected long-term rate of return on plan assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. The Company’s investment strategy is to maintain a diversified portfolio of assets with the primary goal of ensuring that funds are available to meet the Pension Plan’s benefit obligations when they become due, while maintaining an appropriate level of risk. The Pension Plan’s target asset allocation is determined by the Company’s Retirement Committee and as of January 28, 2012, the Pension Plan’s target asset allocation was approximately 35% equity, 60% fixed income, and 5% real estate. To the extent the actual rate of return on assets realized is greater than or less than the assumed rate of return, that year’s net periodic benefit cost is not affected. Rather, the gain or loss is recognized in accumulated other comprehensive income and would reduce or increase future net periodic benefit cost over the average life expectancy of the plan’s participants, to the extent that the cumulative gains or losses exceed 10% of the greater of the PBO or market-related value of plan assets. The Company’s expected long-term rate of return on plan assets was 7.5% in 2011. The estimated effect of a 0.50% change in the long-term rate of return on plan assets is $0.6 million on the net periodic benefit cost.

•

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is primarily used in calculating the PBO and net periodic benefit cost. No assumption was used in 2011 and 2010 as the Pension Plan was amended to suspend future benefit accruals for all participants.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 enhances disclosure requirements regarding financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 requires disclosure of both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements in accordance with U.S. GAAP and those entities that prepare their financial statements in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU 2011-11 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires reporting entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The adoption of ASU 2011-05 will not affect the consolidated financial position, results of operations, or cash flows of the Company. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of the portions of ASU 2011-05 relating to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The adoption of ASU 2011-12 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have an impact on the consolidated financial statements.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 was effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which became effective for periods beginning after December 15, 2010. Adoption of this pronouncement did not impact the Company’s consolidated financial statements.

Effective February 1, 2009, the Company retrospectively adopted a new standard related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The standard specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effect of the adoption is disclosed in Note 6.

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

Based on the Company’s market risk sensitive instruments outstanding at January 28, 2012, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of January 28, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting which appears in Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to the Company’s directors is incorporated by reference to the section entitled “Election of Directors” in the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this Item with respect to the Company’s Code of Business Conduct and Audit Committee (including the Company’s “audit committee financial expert”) is incorporated by reference to the section of the Proxy Statement entitled “Corporate Governance.”

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

The list of consolidated financial statements and schedules set forth in the Index to Consolidated Financial Statements on page F-1 herein is incorporated herein by reference. All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saks Incorporated
(Registrant)

	By:	/s/ Kevin G. Wills
Kevin G. Wills
Date: March 16, 2012		Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen I. Sadove Stephen I. Sadove	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2012

/s/ Kevin G. Wills Kevin G. Wills	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2012

/s/ Donald E. Hess Donald E. Hess	Lead Director	March 16, 2012

/s/ Robert B. Carter Robert B. Carter	Director	March 16, 2012

/s/ Michael S. Gross Michael S. Gross	Director	March 16, 2012

/s/ Marguerite W. Kondracke Marguerite W. Kondracke	Director	March 16, 2012

/s/ Jerry W. Levin Jerry W. Levin	Director	March 16, 2012

/s/ Nora P. McAniff Nora P. McAniff	Director	March 16, 2012

/s/ C. Warren Neel C. Warren Neel	Director	March 16, 2012

/s/ Jack L. Stahl Jack L. Stahl	Director	March 16, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Composite of Charter of Saks Incorporated (the “Company”) (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on July 30, 2009).
3.2	Amended and Restated Bylaws of the Company (as amended through December 9, 2009) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009).
4.1

Indenture, dated as of December 8, 2003, among the Company, the Subsidiary Guarantors named therein, and the Bank of New York, as Trustee, related to the 7% Notes due 2013 (the “2013 Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 11, 2003)

4.2

First Supplemental Indenture, dated as of May 20, 2004, among the Company, the Subsidiary Guarantors and the Bank of New York, as Trustee, related to the 2013 Notes (incorporated by reference to Exhibit 4.8.1 to the 2008 10-K)

4.3

Second Supplemental Indenture, dated as of July 19, 2005, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, related to the 2013 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 21, 2005)

4.4

Third Supplemental Indenture, dated as of January 31, 2010, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Mellon (successor in interest to The Bank of New York Trust Company, N.A.), as Trustee, related to the 2013 Notes (incorporated by reference to Exhibit 4.27 to the 2009 Form 10-K)

4.5

Indenture, dated as of March 23, 2004, between the Company, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, related to the 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”) (incorporated by reference to Exhibit 4.1 to the Form 8-K of Saks Incorporated filed on March 26, 2004)

4.6

Supplemental Indenture, dated as of July 1, 2005, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, related to the 2024 Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2005)

4.7

Second Supplemental Indenture, dated as of January 31, 2010, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Mellon (successor in interest to The Bank of New York Trust Company, N.A.), as Trustee, related to the 2024 Notes (incorporated by reference to Exhibit 4.30 to the 2009 Form 10-K)

4.8

Indenture, dated as of May 27, 2009, between the Company, the subsidiary guarantors named therein and The Bank of New York Mellon, as Trustee, related to the 7.50% Convertible Notes due 2013 (the “2013 Convertible Notes”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 27, 2009)

4.9

Supplemental Indenture, dated as of January 31, 2010, among the Company, the Subsidiary Guarantors named therein, and The Bank of New York Mellon, as Trustee, related to the 2013 Convertible Notes (incorporated by reference to Exhibit 4.32 to the 2009 Form 10-K)

10.1

Supplemental Transaction Agreement, dated as of April 15, 2003, among the Company, National Bank of the Great Lakes, Saks Credit Corporation, Household Finance Corporation, and Household Bank (SB), N.A. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 29, 2003)

10.2

Servicing Agreement, dated as of April 15, 2003, between Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) and Household Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 29, 2003)

10.3

First Amendment to Servicing Agreement, dated May 27, 2005, between Household Corporation and Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (the “2007 Form 10-K”))

10.4

Amendment to Servicing Agreement, dated April 4, 2007, between Household Corporation and Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) and Program Agreement between the Company, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.), and HSBC Bank Nevada, National Association (incorporated by reference from the Exhibit 10.7.4 to the 2007 Form 10-K)

Exhibit Number		Exhibit Description
10.5

Program Agreement, dated as of April 15, 2003, among the Company, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) and Household Bank (SB), N.A. (incorporated by reference from the Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 29, 2003)

10.6

Second Amendment to Program Agreement, dated as of June 15, 2004, between Household Bank (SB), N.A., the Company and Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) (incorporated by reference to Exhibit 10.7.1 to the 2007 Form 10-K)

10.7

Third Amendment to Program Agreement, dated as of August 24, 2005, between the Company, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.), and HSBC Bank Nevada, National Association (incorporated by reference to Exhibit 10.7.2 to the 2007 Form 10-K)

10.8

Fourth Amendment to Program Agreement, dated as of November 28, 2007, between the Company, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.), and HSBC Bank Nevada, National Association (incorporated by reference to Exhibit 10.7.3 to the 2007 Form 10-K)

10.9

Fifth Amendment to the Program Agreement, dated as of October 19, 2009, among the Company, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc.), and HSBC Bank Nevada, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 21, 2009)

10.10

Sixth Amendment to the Program Agreement, dated as of November 11, 2011, among Saks Incorporated, Saks Fifth Avenue, Inc. and HSBC Bank Nevada, N.A. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 14, 2011)

10.11

Second Amended and Restated Credit Agreement, dated as of November 23, 2009, among the Company, the other Borrowers named therein, the various financial institutions now or hereafter parties thereto, as Lenders, Wells Fargo Retail Finance, LLC, as Agent, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Collateral Agents, Regions Bank, as Syndication Agent, and UBS Securities LLC and General Electric Capital Corporation, as Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 24, 2009)

10.12

Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of March 29, 2011, among the Company, the other Borrowers named therein, the various financial institutions now or hereafter parties thereto, as Lenders, Wells Fargo Retail Finance, LLC, as Agent, Wells Fargo Retail Finance LLC and General Electric Capital Corporation, as Co-Collateral Agents, Regions Bank, as Syndication Agent, and UBS Securities LLC and General Electric Capital Corporation, as Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 1, 2011)

10.11	#	Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999)
10.12	#	Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001)
10.13	#

Saks Incorporated 2004 Long-Term Incentive Plan (the “2004 LTIP”) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-116563) filed on June 17, 2004)

10.14	#	Amendment No. 1 to the 2004 LTIP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 31, 2007)
10.15	#

Saks Incorporated 2009 Long-Term Incentive Plan (the “2009 LTIP”) (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-159952) filed on June 12, 2009)

10.16	#

Form of Stock Option Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 (the “2009 Third Quarter Form 10-Q”))

10.17	#	Form of Stock Option Grant Document under the 2009 LTIP (incorporated by reference to Exhibit 10.2 to the 2009 Third Quarter Form 10-Q)
10.18	#	Form of Restricted Stock Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.3 to the 2009 Third Quarter Form 10-Q)
10.19	#	Form of Supplement to Restricted Stock Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.4 to the 2009 Third Quarter Form10-Q)

Exhibit Number		Exhibit Description
10.20	#	Form of Performance Award Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.5 to the 2009 Third Quarter Form 10-Q)
10.21	#	Form of Supplement to Performance Award Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.6 to the 2009 Third Quarter Form 10-Q)
10.22	#	2007 Saks Incorporated Senior Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007)
10.23	#

Saks Incorporated Amended and Restated Employee Stock Purchase Plan, effective September 16, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2008)

10.24	#	Saks Incorporated Amended and Restated Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.16 to the 2008 Form 10-K)
10.25	#

Saks Incorporated Severance Plan, effective as of November 1, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2007)

10.26	#

Form of Indemnification Agreement between the Company, and each of the counterparties thereto (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006)

10.27	#

Employment Agreement, dated as of July 31, 2007, between the Company and Stephen I. Sadove, Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2007)

10.28	#

Amendment to Employment Agreement, dated as of December 16, 2008, between the Company and Stephen I. Sadove, Chief Executive Officer (incorporated by reference to Exhibit 10.35.1 to the 2008 Form 10-K)

10.29	#

Amendment to Employment Agreement, dated April 9, 2009, between the Company and Stephen I. Sadove, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarterly period ended May 2, 2009 (the “2009 First Quarter 10-Q”))

10.30	#

Amendment to Employment Agreement, dated December 9, 2010, between the Company and Stephen I. Sadove, Chairman and Chief Executive Officer (to comply with Internal Revenue Code (“IRC”) 409A) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (the “2010 Form 10-K”)

10.31	#

Employment Agreement, dated as of April 17, 2007, between the Company and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on April 19, 2007)

10.32	#

Amendment to Employment Agreement, dated as of December 18, 2008, between the Company and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.32.1 to the 2008 Form 10-K)

10.33	#

Amendment to Employment Agreement, dated April 9, 2009, between the Company and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.4 to the 2009 First Quarter 10-Q)

10.34	#

Amendment to Employment Agreement, dated December 14, 2010, between the Company and Kevin G. Wills, Executive Vice President and Chief Financial Officer (to comply with IRC 409A) (incorporated by reference to Exhibit 10.34 to the 2010 Form 10-K)

10.35	#

Employment Agreement, dated as of July 31, 2007, between the Company and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2007)

10.36	#

Amendment to Employment Agreement, dated as of December 18, 2008, between the Company and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference to Exhibit 10.36.1 to the 2008 Form10-K)

10.37	#

Amendment to Employment Agreement, dated April 9, 2009, between the Company and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference to Exhibit 10.3 to the 2009 First Quarter 10-Q)

Exhibit Number		Exhibit Description
10.38	#

Amendment to Employment Agreement, dated December 13, 2010, between the Company and Ronald L. Frasch, President and Chief Merchandising Officer (to comply with IRC 409A) (incorporated by reference to Exhibit 10.38 to the 2010 Form 10-K).

10.39	#

Form of Employment Agreement for Executive Officers (executed by Christina A. Morena and Jennifer de Winter) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 6, 2007)

10.40	#	Form of Amendment to Employment Agreement for Executive Officers (executed by Christine A. Morena and Jennifer de Winter)(incorporated by reference to Exhibit 10.40 to the 2010 Form 10-K).
10.41	#

Form of Amendment to Employment Agreement for Executive Officers (executed by Christine A. Morena and Jennifer de Winter) (to comply with IRC 409A) (incorporated by reference to Exhibit 10. 41 to the 2010 Form 10-K).

21.1	*	Subsidiaries of the registrant
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	†

The following materials from Saks Incorporated’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 28, 2012 and January 29, 2011, (ii) Consolidated Statements of Income for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, (iii) Consolidated Statements of Cash Flows for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, and (v) Notes to Consolidated Financial Statements

*	Filed herewith

#	Management contract or compensatory plan or arrangement

†

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Saks Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Saks Incorporated and its subsidiaries at January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Birmingham, Alabama

March 16, 2012

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
NET SALES	$3,013,593	$2,785,745	$2,631,532
Cost of sales (excluding depreciation and amortization)	1,785,419	1,668,487	1,668,097

Gross margin	1,228,174	1,117,258	963,435

Selling, general and administrative expenses	767,635	715,951	674,306
Other operating expenses:
Property and equipment rentals	99,184	98,501	101,756
Depreciation and amortization	118,540	118,696	135,162
Taxes other than income taxes	82,767	79,889	75,271
Store pre-opening costs	1,598	1,038	2,077
Impairments and dispositions	10,106	13,085	29,348

OPERATING INCOME (LOSS)	148,344	90,098	(54,485)

Interest expense	(48,115)	(56,725)	(49,480)
Gain (loss) on extinguishment of debt	(539)	(4)	783
Other income, net	2,194	117	1,019

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	101,884	33,486	(102,163)

Provision (benefit) for income taxes	27,094	(13,910)	(44,501)

INCOME (LOSS) FROM CONTINUING OPERATIONS	74,790	47,396	(57,662)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	693	(395)
Provision (benefit) for income taxes	—	243	(138)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	450	(257)

NET INCOME (LOSS)	$74,790	$47,846	$(57,919)

Earnings per common share:
Basic
Income (loss) from continuing operations	$0.48	$0.31	$(0.40)
Income (loss) from discontinued operations	$—	$—	$—
Net income (loss)	$0.48	$0.31	$(0.40)

Diluted
Income (loss) from continuing operations	$0.45	$0.30	$(0.40)
Income (loss) from discontinued operations	$—	$—	$—
Net income (loss)	$0.45	$0.30	$(0.40)

Weighted-average common shares:
Basic	155,149	154,325	143,194
Diluted	200,237	158,413	143,194

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 28, 2012	January 29, 2011
ASSETS
Current assets
Cash and cash equivalents	$200,176	$197,866
Merchandise inventories	721,887	671,383
Other current assets	78,139	105,404
Deferred income taxes, net	85,472	86,116

Total current assets	1,085,674	1,060,769

Property and equipment, net	875,431	890,364
Deferred income taxes, net	140,455	163,408
Other assets	26,905	28,559

TOTAL ASSETS	$2,128,465	$2,143,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$115,893	$88,378
Accrued expenses	208,795	191,002
Accrued compensation and related items	64,552	55,029
Current portion of long-term debt	7,472	147,498

Total current liabilities	396,712	481,907

Long-term debt	367,962	359,250
Other long-term liabilities	157,007	138,378

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $1.00 par value - 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value - 500,000 shares authorized; 160,043 and 162,899 shares issued and outstanding	16,004	16,290
Additional paid-in capital	1,296,191	1,318,862
Accumulated other comprehensive loss	(54,705)	(46,091)
Accumulated deficit	(50,706)	(125,496)

Total shareholders’ equity	1,206,784	1,163,565

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,128,465	$2,143,100

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (1)	Total Shareholders’ Equity

	Common Stock
	Shares	Amount
Balance at January 31, 2009	142,170	$14,218	$1,148,227	$(115,423)	$(56,436)	$990,586
Net loss				(57,919)		(57,919)
Net gain arising during the period					4,690
Amortization of net loss included in net periodic benefit cost					7,828
Income tax effect					(4,882)

Change in minimum pension liability, net of tax					7,636	7,636

Comprehensive loss						(50,283)

Issuance of 7.5% convertible notes			21,147			21,147
Issuance of common stock, net	15,097	1,509	94,689			96,198
Net activity under stock compensation plans	2,608	261	(261)			—
Shares withheld for employee taxes	(89)	(9)	(384)			(393)
Income tax effect of stock compensation plans			(2,491)			(2,491)
Stock-based compensation			16,846			16,846

Balance at January 30, 2010	159,786	$15,979	$1,277,773	$(173,342)	$(48,800)	$1,071,610

Net income				47,846		47,846
Net loss arising during the period					(1,840)
Amortization of net loss included in net periodic benefit cost					6,281
Income tax effect					(1,732)

Change in minimum pension liability, net of tax					2,709	2,709

Comprehensive income						50,555

Issuance of common stock	2,064	206	21,057			21,263
Net activity under stock compensation plans	1,370	137	(137)			—
Shares withheld for employee taxes	(321)	(32)	(2,564)			(2,596)
Income tax effect of stock compensation plans			5,967			5,967
Stock-based compensation			16,766			16,766

Balance at January 29, 2011	162,899	$16,290	$1,318,862	$(125,496)	$(46,091)	$1,163,565

Net income				74,790		74,790
Net loss arising during the period					(16,602)
Amortization of net loss included in net periodic benefit cost					2,254
Income tax effect					5,734

Change in minimum pension liability, net of tax					(8,614)	(8,614)

Comprehensive income						66,176

Issuance of common stock	183	18	498			516
Net activity under stock compensation plans	891	89	(89)			—
Shares withheld for employee taxes	(393)	(39)	(4,345)			(4,384)
Income tax effect of stock compensation plans			(5)			(5)
Stock-based compensation			15,597			15,597
Repurchase of common stock	(3,537)	(354)	(28,578)			(28,932)
Deferred tax adjustment related to convertible notes			(5,749)			(5,749)

Balance at January 28, 2012	160,043	$16,004	$1,296,191	$(50,706)	$(54,705)	$1,206,784

(1)	Accumulated Other Comprehensive Loss is composed of net gains and losses associated with the Company’s defined benefit pension plan.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
OPERATING ACTIVITIES
Net income (loss)	$74,790	$47,846	$(57,919)
Income (loss) from discontinued operations	—	450	(257)

Income (loss) from continuing operations	74,790	47,396	(57,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on extinguishment of debt	539	4	(783)
Depreciation and amortization	118,540	118,696	135,162
Stock-based compensation	15,597	16,766	16,846
Amortization of discount on convertible notes	12,964	11,910	9,819
Deferred income taxes	29,261	17,354	(40,585)
Impairments and dispositions	5,190	(2,814)	29,348
Excess tax benefits from stock-based compensation	(1,011)	(9,793)	—
Gain on sale of property and equipment	(156)	(482)	(628)
Changes in operating assets and liabilities:
Merchandise inventories	(50,504)	(22,187)	79,645
Other current assets	36,263	(13,942)	11,409
Accounts payable and accrued liabilities	24,775	(13,921)	13,577
Other operating assets and liabilities	6,449	(24,606)	9,727

Net cash provided by operating activities - continuing operations	272,697	124,381	205,875
Net cash used in operating activities - discontinued operations	—	(500)	(13,670)

NET CASH PROVIDED BY OPERATING ACTIVITIES	272,697	123,881	192,205

INVESTING ACTIVITIES
Purchases of property and equipment	(82,097)	(55,721)	(74,577)
Issuance of note receivable	(11,915)	—	—
Collections from note receivable	4,485	—	—
Proceeds from the sale of property and equipment	156	548	643

Net cash used in investing activities - continuing operations	(89,371)	(55,173)	(73,934)
Net cash used in investing activities - discontinued operations	—	—	—

NET CASH USED IN INVESTING ACTIVITIES	(89,371)	(55,173)	(73,934)

FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes	—	—	120,000
Payments on revolving credit facility	—	—	(156,675)
Payments of long-term debt	(143,995)	(23,654)	(22,208)
Payments of capital lease obligations	(6,494)	(5,481)	(4,673)
Repurchase of common stock	(28,932)	—	—
Payment of financing fees	(2,961)	—	(13,105)
Excess tax benefits from stock-based compensation	1,011	9,793	—
Cash dividends paid	(161)	(102)	(781)
Net proceeds from the issuance of common stock	516	1,301	96,199

Net cash provided by (used in) financing activities - continuing operations	(181,016)	(18,143)	18,757
Net cash used in financing activities - discontinued operations	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(181,016)	(18,143)	18,757

INCREASE IN CASH AND CASH EQUIVALENTS	2,310	50,565	137,028
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	197,866	147,301	10,273

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$200,176	$197,866	$147,301

Supplemental cash flow information and non-cash investing and financing activities are further described in the accompanying notes

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1: NATURE OF OPERATIONS

Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”) stores and SFA e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”). Previously, the Company also operated Club Libby Lu (“CLL”) (the operations of which were discontinued in January 2009).

As of January 31, 2009, the Company discontinued the operations of its CLL business, which consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. Discontinued operations include nominal charges (income) for 2009 and 2010 from residual CLL store closing activities.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31st. Fiscal years 2011, 2010, and 2009 ended on January 28, 2012 (“2011”), January 29, 2011 (“2010”), and January 30, 2010 (“2009”), respectively.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 enhances disclosure requirements regarding financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 requires disclosure of both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements in accordance with U.S. GAAP and those entities that prepare their financial statements in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU 2011-11 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires reporting entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The adoption of ASU 2011-05 will not affect the consolidated financial position, results of operations, or cash flows of the Company. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of the portions of ASU 2011-05 relating to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12. The adoption of ASU 2011-12 will not affect the consolidated financial position, results of operations or cash flows of the Company.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have an impact on the consolidated financial statements.

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-06 was effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which became effective for periods beginning after December 15, 2010. Adoption of this pronouncement did not impact the Company’s consolidated financial statements.

Effective February 1, 2009, the Company retrospectively adopted a new standard related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The standard specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The effect of the adoption is disclosed in Note 6.

Net Sales

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold, and breakage income from unredeemed gift cards. Sales of merchandise from the Company’s retail stores are recognized at the time customers provide a satisfactory form of payment and take delivery of the merchandise. Sales of merchandise from Saks Direct are recognized upon estimated receipt of merchandise by the customer. Revenue associated with gift cards is recognized upon redemption of the card.

The Company estimates the amount of goods that will be returned for a refund and reduces sales and gross margin by that amount.

Commissions from leased departments included in net sales were $43,184, $31,832, and $27,180 during 2011, 2010, and 2009, respectively. Leased department sales were $300,537, $233,422, and $200,535 during 2011, 2010, and 2009, respectively, and were excluded from net sales.

The following table summarizes net sales by major merchandise category for 2011, 2010, and 2009:

	2011		2010		2009
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Women’s apparel	$1,049,760	34.8%	$1,001,783	36.0%	$961,762	36.5%
Women’s accessories	580,568	19.3%	537,301	19.3%	508,564	19.3%
Cosmetics and fragrances	368,867	12.2%	449,957	16.2%	434,909	16.5%
Men’s apparel, shoes, and accessories	487,352	16.2%	357,023	12.8%	357,931	13.6%
Women’s shoes	368,137	12.2%	315,725	11.3%	258,603	9.8%
Other	158,909	5.3%	123,956	4.4%	109,763	4.3%

Total	$3,013,593	100.0%	$2,785,745	100.0%	$2,631,532	100.0%

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $195,449 and $190,007 as of January 28, 2012 and January 29, 2011, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Income earned on cash equivalents was $1,252, $551, and $36 for 2011, 2010, and 2009, respectively, and was reflected in other income on the accompanying Consolidated Statements of Income. There were no compensating balance arrangements as of January 28, 2012. The Company had a compensating balance of $10,000 as of January 29, 2011, related to the Company’s purchasing card program.

Merchandise Inventories and Cost of Sales

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail first-in, first-out (“FIFO”) method and includes freight, buying and distribution costs. The Company takes markdowns related to slow moving inventory, ensuring the appropriate inventory valuation.

The Company regularly records a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. A complete physical inventory of all of the Company’s stores and distribution facilities is performed annually, with the recorded amount of merchandise inventory being adjusted to coincide with this physical count. The differences between the estimated amount of shrinkage and the actual amount realized have been insignificant.

The Company receives vendor-provided support in different forms. When the vendor provides support for inventory markdowns, the Company records the support as a reduction to cost of sales. Such support is recorded in the period that the corresponding markdowns are taken. When the Company receives inventory-related support that is not designated for markdowns, the Company includes this support as a reduction of the cost of purchases.

Consignment merchandise on hand of $93,897 and $109,877 as of January 28, 2012 and January 29, 2011, respectively, is not reflected on the Consolidated Balance Sheets.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses consist primarily of employee compensation and benefit costs related to the selling and administrative support functions; advertising; operating and maintenance costs; proprietary credit card promotion, issuance and servicing costs; insurance programs; telecommunications; shipping and handling costs; and other operating expenses not specifically categorized elsewhere on the Consolidated Statements of Income. Payroll taxes, rent, depreciation, and property taxes are not included in SG&A.

Advertising and sales promotion costs are expensed in the period in which the advertising event takes place.

The Company receives allowances and expense reimbursements from merchandise vendors and from the owner of the proprietary credit card portfolio which are netted against the related expense:

•

Allowances received from merchandise vendors in conjunction with incentive compensation programs for employees who sell the vendors’ merchandise and netted against the related compensation expense were $35,657, $36,098, and $41,846 in 2011, 2010, and 2009, respectively.

•

Allowances received from merchandise vendors in conjunction with jointly produced and distributed print and television media and netted against the gross expenditures for such advertising were $30,526, $29,323, and $33,287 in 2011, 2010, and 2009, respectively. Net advertising expenses were $59,036, $45,465, and $36,025 in 2011, 2010, and 2009, respectively.

•	Expense reimbursements received from the owner of the Company’s proprietary credit card portfolio are discussed at Note 3 to these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Store Pre-Opening Costs

Store pre-opening costs primarily consist of rent expense incurred during the construction of new stores, payroll, and related media costs incurred in connection with new store openings. These costs are expensed as incurred. Rent expense is generally incurred for six to twelve months prior to a store’s opening date.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 20 to 40 years while fixtures and equipment are depreciated over 3 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Lease terms may include renewal periods at the Company’s option if exercise of the option is determined to be reasonably assured at the inception of the lease. Costs incurred for the development of internal-use computer software are capitalized and amortized using the straight-line method over 3 to 10 years. Costs incurred during the discovery and post-implementation stages of internally-developed computer software are expensed as incurred.

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

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future undiscounted cash flows resulting from the use and eventual disposition of the store assets are less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The evaluation is performed at the lowest level of identifiable cash flows, which is primarily at the individual store level. Long-lived asset impairment charges are included in impairments and dispositions on the Consolidated Statements of Income.

Impairments and Dispositions

Impairment and disposition costs include costs associated with store closures, including employee severance and lease termination fees, asset impairment and disposal charges, and other store closure activities. Additionally, impairment and disposition costs include long-lived asset impairment charges related to assets held and used and losses related to asset dispositions made during the normal course of business.

The Company continuously evaluates its real estate portfolio and closes underproductive stores in the normal course of business as leases expire or as other circumstances dictate. During 2011, the Company closed one SFA store and two OFF 5TH stores. The Company incurred $5,065 of store closing costs primarily related to a lease termination fee and employee severance. Also included in impairment and disposition costs for 2011 is $5,041 of asset impairment charges related to held and used assets.

During 2010, the Company incurred costs associated with the closing of seven SFA stores and one OFF 5TH store. The Company incurred $12,045 of store closing-related costs associated with these locations. Also included in impairment and disposition costs for 2010 are $785 of asset impairment charges related to held and used assets and $255 of losses on the disposal of assets during the normal course of business.

During 2009, the Company incurred $28,176 of asset impairment charges related to held and used assets and $1,172 of losses on the disposal of assets during the normal course of business.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price) in the principal and most advantageous market for the asset or liability. Assets and liabilities are classified using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions

As of January 28, 2012 and January 29, 2011, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

Assets and liabilities that are measured at fair value on a non-recurring basis include the Company’s long-lived assets. During 2011, long-lived assets held and used with a carrying value of $7,533 were written down to their estimated fair value of $2,492, resulting in an impairment loss of $5,041. During 2010, long-lived assets held and used with a carrying value of $785 were written down to their estimated fair value of $0, resulting in an impairment loss of $785. The fair values of long-lived assets held and used were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows and discount rates. These inputs are based on assumptions from the perspective of market participants.

The fair value of cash and cash equivalents, accounts payable and accrued liabilities approximates carrying value due to the short-term maturities of these assets and liabilities. See Note 6 for disclosure of the fair value of long-term debt.

Operating Leases

The Company leases the land or the land and building at many of its stores, as well as its distribution centers, administrative facilities, and certain equipment. Most of these leases are classified as operating leases. Most of the Company’s lease agreements include renewal periods at the Company’s option. Store lease agreements generally include rent holidays, rent escalation clauses, and contingent rent provisions that require additional payments based on a percentage of sales in excess of specified levels. Contingent rental payments are recognized when the Company determines that it is probable that the specified levels will be reached during the fiscal year. For leases that contain rent holiday periods and scheduled rent increases, the Company recognizes rent expense on a straight-line basis over the lease term from the date the Company takes possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent. Tenant improvement allowances and other lease incentives are recorded as deferred rent liabilities and are recognized on a straight–line basis over the life of the lease. As of January 28, 2012 and January 29, 2011, deferred rent liabilities were $66,524 and $57,042, respectively. These amounts are included in other long-term liabilities on the Consolidated Balance Sheets.

Self-Insurance Reserves

The Company self-insures a substantial portion of its exposure for costs related to employee medical, workers’ compensation and general liability. Expenses are recorded based on estimates for reported claims and claims that have been incurred but not reported, considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation, and other assumptions. Although the Company does not expect the amount that it will ultimately pay to differ significantly from its estimates, self-insurance reserves could be affected if future claims experience differs significantly from historical trends and assumptions. In October 2010, the Company executed a loss portfolio transfer with its insurance carrier in the amount of $11,450 related to current and future workers’ compensation claims for fiscal years 1999 through 2008. This transaction reduced the Company’s workers’ compensation liability by approximately the same amount.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Earnings (Loss) per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. For the years ended January 28, 2012, January 29, 2011, and January 30, 2010, the computations of diluted EPS assume that the Company’s convertible notes would be settled in shares of common stock. Diluted EPS is computed by adjusting: (i) the income available to common shareholders for the amount of interest expense recognized related to the convertible notes, and (ii) the weighted-average number of common shares outstanding to assume conversion of the Company’s convertible notes and the issuance of all other dilutive potential common shares, if the effect is dilutive. The following table sets forth the computation of basic and diluted EPS:

	2011			2010			2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$74,790	155,149	$0.48	$47,846	154,325	$0.31	$(57,919)	143,194	$(0.40)
Effect of dilutive potential common shares	16,204	45,088	(0.03)	—	4,088	(0.01)	—	—	—

Diluted EPS	$90,994	200,237	$0.45	$47,846	158,413	$0.30	$(57,919)	143,194	$(0.40)

The following table presents additional potentially dilutive common shares excluded from diluted earnings (loss) per share because the effect of including these potentially dilutive common shares would have been anti-dilutive:

	2011	2010	2009
Stock options and Employee Stock Purchase Plan shares	—	—	101
Unvested restricted stock awards and performance shares	—	—	3,944

Total	—	—	4,045
Securities excluded from the computation of diluted EPS because the exercise prices were greater than the average market price of the Company’s common stock:
Stock options (1)	1,285	1,344	1,659
Written call options (1)	n/a	19,219	19,219
Securities excluded from the computation of diluted EPS per because the performance criteria were not met:
Performance shares	25	50	75
Contingently convertible securities excluded from the computation of diluted EPS:
7.5% Convertible Notes	—	21,670	21,670
2.0% Convertible Notes	—	19,219	19,219

	—	40,889	40,889

(1)	Represents the number of options outstanding at the end of each period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

For the year ended January 28, 2012, there were 40,889 potentially dilutive shares under the Company’s 7.5% and 2.0% convertible notes that were included in the computation of diluted EPS because inclusion of the potentially dilutive shares and related interest expense has a dilutive effect.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

For the years ended January 29, 2011 and January 30, 2010, there were 40,889 potentially dilutive shares under the Company’s 7.5% and 2.0% convertible notes that were not included in the computation of diluted EPS because inclusion of the potentially dilutive shares and related interest expense would be anti-dilutive.

Stock-Based Compensation Plans

The Company maintains an equity incentive plan, which allows for the granting of stock options, stock appreciation rights, restricted stock, performance share awards and other forms of equity awards to employees, directors, and officers. Stock options granted generally vest over a four-year period from the grant date and have contractual terms of seven to ten years from the grant date. Restricted stock and performance share awards generally vest over periods ranging from three to five years from the grant date, although the equity incentive plan permits accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee (“HRCC”) of the Board of Directors.

The Company recognizes compensation expense for stock option awards with graded vesting on a straight-line basis over the requisite service period. Compensation expense related to restricted stock and performance share awards that cliff vest are expensed on a straight-line basis over the requisite service period. Restricted stock awards with graded-vesting features are treated as multiple awards based upon the vesting date. The Company records compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Pension Plans

Pension expense is based on actuarial models used to estimate the total benefits ultimately payable to participants and is allocated to the respective service periods. The Company’s funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. The Company may provide additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation. The Company’s pension plans are valued annually as of the fiscal year-end balance sheet date. Actuarial gains and losses are amortized over the average life expectancy of the plan’s participants, to the extent the cumulative gains or losses exceed 10% of the greater of the projected benefit obligation or market-related value of plan assets.

Gift Cards

The Company sells gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized and a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards was $28,933 and $34,241 as of January 28, 2012 and January 29, 2011, respectively and is included in accrued expenses on the Consolidated Balance Sheets.

The Company periodically evaluates unredeemed gift cards and if it determines that the likelihood of customer redemption is remote and the gift card is not subject to state escheatment laws, then the Company will recognize breakage income and reverse the related liability. Breakage income included in net sales during 2011, 2010, and 2009 was $3,112, $3,565, and $5,751, respectively.

Loyalty Program

The Company maintains a customer loyalty program in which customers accumulate points for each qualifying purchase. On an annual basis, the customers receive a gift card to apply to future purchases. The amount of the gift card is based on the level of points accumulated during the year. The Company estimates the net cost of these gift cards that will be earned and redeemed and records this amount in cost of sales as points are accumulated.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Segment Reporting

SFA, Saks Direct, and OFF 5TH have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting literature.

NOTE 3: PROPRIETARY CREDIT CARDS

In April 2003, the Company sold its proprietary credit card portfolio, consisting of the proprietary credit card accounts owned by the National Bank of the Great Lakes and the Company’s ownership interest in the assets of the trust, to HSBC Bank Nevada, N.A. (“HSBC”), a third party financial institution.

HSBC, an affiliate of HSBC Holdings PLC, offers proprietary credit card accounts to the Company’s customers. HSBC establishes and owns proprietary credit card accounts for the Company’s customers. Under the terms of the program agreement, the risks and revenues generated by interest and fees on the portfolio are apportioned between HSBC and the Company. Pursuant to a servicing agreement, the Company continues to provide key customer service functions, including new account openings, transaction authorizations, billing adjustments and customer inquiries, and receives compensation from HSBC for these services.

The Company and HSBC have entered into several amendments to the program agreement since 2003. In November 2011, the Company entered into a sixth amendment, which provides for an extension of the term of the program agreement to 2018, subject to certain termination rights set forth in the program agreement, as well as an amendment of the risk and revenue sharing provisions, certain of which were applied retroactively from April 15, 2011. The sixth amendment also amends, among other provisions, certain of the early termination provisions of the program agreement otherwise applicable in respect of HSBC’s sale of its credit card business to Capital One Financial Corporation.

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

With the exception of depreciation expense, all components of the credit card operations are included in SG&A on the Consolidated Statements of Income. The credit contribution comprises program compensation and servicing compensation. For 2011, 2010, and 2009, the components of the credit contribution included in SG&A were $33,088, $24,204, and $29,425, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4: PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	00000000000	00000000000
	January 28, 2012	January 29, 2011
Land and land improvements	$173,945	$174,283
Buildings	674,018	672,628
Leasehold improvements	299,696	317,394
Fixtures and equipment	812,820	810,251
Construction in progress	43,001	15,906

	2,003,480	1,990,462
Less: accumulated depreciation	(1,128,049)	(1,100,098)

Property and equipment, net	$875,431	$890,364

Amounts above include gross assets recorded under capital leases for buildings and equipment of $98,595 and $12,985, respectively as of January 28, 2012 and $98,595 and $7,056, respectively as of January 29, 2011. Amortization of capital lease assets is included in depreciation expense. Accumulated depreciation of assets recorded under capital leases was $93,327 and $89,686 as of January 28, 2012 and January 29, 2011, respectively. During 2011 and 2010, capital lease asset additions were $5,929 and $2,800, which are considered non-cash investing activities. There were no capital lease asset additions in 2009.

Depreciation expense was $118,513, $118,669, and $135,135 in 2011, 2010, and 2009, respectively.

NOTE 5: INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

	000000000	000000000	000000000
	2011	2010	2009
Current income taxes:
Federal	$540	$(29,664)	$(4,261)
State	(2,707)	(1,600)	345

Current income tax benefit	(2,167)	(31,264)	(3,916)

Deferred income taxes:
Federal	39,368	16,284	(34,266)
State	(10,107)	1,070	(6,319)

Deferred income tax expense (benefit)	29,261	17,354	(40,585)

Income tax expense (benefit) from continuing operations	$27,094	$(13,910)	$(44,501)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The income tax expense (benefit) from continuing operations varies from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

	2011	2010	2009
Expected federal income taxes at statutory rate of 35%	$35,660	$11,720	$(35,757)
State and local income taxes, net of federal benefit	7,316	4,656	(4,267)
State NOL valuation allowance adjustment	(11,782)	(2,228)	3,045
Effect of tax reserve adjustments	(4,508)	(28,360)	(5,226)
State tax rate adjustment	—	—	(2,703)
Other, net	408	302	407

Income tax expense (benefit) from continuing operations	$27,094	$(13,910)	$(44,501)

The components of the net deferred tax asset recognized on the Consolidated Balance Sheets are as follows:

	January 28, 2012	January 29, 2011
Current:
Deferred tax assets:
Accrued expenses	$45,837	$40,713
Inventory	4,049	—
NOL carryforwards	38,561	55,930
Valuation allowance	(2,975)	(6,305)
Deferred tax liabilities:
Inventory	—	(4,222)

Net deferred tax assets, current	85,472	86,116

Non-current:
Deferred tax assets:
Capital leases	20,799	21,409
Rent adjustments	16,618	21,098
Pension	11,820	15,439
Other long-term liabilities	21,690	26,800
AMT Credit	23,944	22,671
NOL carryforwards	49,009	60,476
Valuation allowance	(16,242)	(23,776)
Deferred tax liabilities:
Property and equipment	12,813	19,283
Other assets	4	8

Net deferred tax assets, non-current	140,455	163,408

Net deferred tax assets	$225,927	$249,524

The federal and state net operating loss (“NOL”) carryforwards will expire between 2012 and 2030. The majority of the NOL carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence that all but $19,217 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance for the $19,217 has been established.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. In 2011 and 2010, this evaluation resulted in a net reduction to the reserve against state deferred tax assets of $11,782 and $2,228, respectively, impacting the Company’s results of operations. A similar analysis was performed in 2009, which resulted in an additional reserve against state deferred tax assets of $3,045. The Company will continue to assess the need for additional valuation allowances in the future. If future results are less than projected or tax planning strategies are no longer viable, then additional valuation allowances may be required to reduce the deferred tax assets which could have a material impact on the Company’s results of operations in the period in which it is recorded.

The Company made income tax payments, net of income tax refunds received of $4,776 and $2,191 during 2011 and 2010, respectively. During 2009, the Company received income tax refunds of $4,727, net of income tax payments.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2011	2010	2009
Unrecognized tax benefits at beginning of year	$14,254	$40,358	$46,031
Gross increases related to tax positions taken in prior periods	9,072	3,230	1,111
Gross decreases related to tax positions taken in prior periods	(4,131)	(165)	—
Lapse of statute of limitations	(4,052)	(28,860)	(6,656)
Settlements with taxing authorities	(919)	(309)	(128)

Unrecognized tax benefits at end of year	$14,224	$14,254	$40,358

The Company analyzed its positions related to the reserve for tax exposures and determined that the amount was adequate. The Company will continue to analyze its positions related to the reserve for tax exposures on an ongoing basis. At January 28, 2012, $3,572 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate in future periods. The Company continually evaluates its tax filing positions and to the extent the Company prevails on audits or statutes of limitation expire, the unrecognized tax benefits could be realized. The Company does not anticipate any material changes in unrecognized tax benefits within twelve months of January 28, 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended January 28, 2012, January 29, 2011, and January 30, 2010, the Company recognized a benefit of $927, $1,391, and $63, respectively from interest and penalties, net of related tax effects. The Company has accrued $2,400 and $3,614 for interest and penalties as of January 28, 2012 and January 29, 2011, respectively.

The Company files a consolidated U.S. federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through February 2, 2008. With respect to the state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and beyond and currently has no examinations in progress.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6: DEBT

A summary of long-term debt and capital lease obligations is as follows:

	January 28, 2012		January 29, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes 9.875%, matured fiscal year 2011	$—	$—	$141,557	$147,573
Notes 7.00%, maturing fiscal year 2013	2,125	2,183	2,125	2,168
Notes 7.375%, maturing fiscal year 2019	—	—	1,911	1,835
Convertible notes 7.50%, maturing fiscal year 2013, net (1)	109,549	234,894	104,777	265,906
Convertible notes 2.00%, maturing fiscal year 2024, net (2)	210,840	228,592	202,648	244,720
Capital lease obligations (3)	52,920	n/a	53,730	n/a

Total debt	375,434	465,669	506,748	662,202
Less current portion:
Notes 9.875%, matured fiscal year 2011	—	—	(141,557)	(147,573)
Capital lease obligations (3)	(7,472)	n/a	(5,941)	n/a

Current portion of long-term debt	(7,472)	—	(147,498)	(147,573)

Long-term debt	$367,962	$465,669	$359,250	$514,629

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $10,451 and $15,223 as of January 28, 2012 and January 29, 2011, respectively.
(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $19,160 and $27,352 as of January 28, 2012 and January 29, 2011, respectively.
(3)	Disclosure regarding fair value of capital leases is not required.

The fair values of the long-term debt instruments were estimated based on quotes obtained from financial institutions for the same or similar instruments or on the basis of quoted market prices.

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

The obligations under the facility are guaranteed by certain of the Company’s existing and future domestic subsidiaries, and the obligations are secured by the Company’s and the guarantors’ merchandise inventories and certain third party receivables. Borrowings under the facility bear interest at a per annum rate of either: (i) LIBOR plus a percentage ranging from 2.00% to 2.50%, or (ii) the higher of the prime rate or the federal funds rate plus a percentage ranging from 1.00% to 1.50%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). The Company also pays an unused line fee ranging from 0.38% to 0.50% per annum on the average daily unused revolver.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During periods in which availability under the agreement is $62,500 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $62,500, the Company will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There is no debt rating trigger. As of January 28, 2012, the Company was not subject to the minimum fixed charge coverage ratio. The credit agreement contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the credit agreement if a default were to occur in another debt instrument resulting in the acceleration of principal of more than $20,000 under that other instrument.

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

The Company routinely issues stand-by and documentary letters of credit principally related to the funding of insurance reserves. Outstanding letters of credit reduce availability under the revolving line of credit. During 2011, the average amount of letters of credit issued under the credit agreement was $13,060. The highest amount of letters of credit outstanding under the agreement during 2011 was $20,159. As of January 28, 2012, the Company had no direct outstanding borrowings and had letters of credit outstanding of $6,443. Based on the letters of credit outstanding and the balance of eligible inventory and credit card receivables, the Company had $471,522 of availability under the facility as of January 28, 2012.

Senior Notes

As of January 28, 2012, the Company had $2,125 of unsecured senior notes outstanding that mature in 2013 with an interest rate of 7.0%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s revolving credit facility. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of the senior notes require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

During April 2011, the Company redeemed $1,911 of its 7.375% senior notes that were set to mature in 2019. The redemption of these notes resulted in a loss on extinguishment of $539.

During May 2010, the Company repurchased $797 of its 7.0% senior notes that were set to mature in 2013. The repurchase of these notes resulted in a loss on extinguishment of $4.

In June and July 2009, the Company repurchased $23,013 of its 7.5% senior notes that matured in December 2010. The repurchase of these notes resulted in a gain on extinguishment of $783.

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

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. The accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. Upon issuance,

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

the Company estimated the fair value of the liability component of the 7.5% Convertible Notes, assuming a 13.0% non-convertible borrowing rate, to be $97,994. The difference between the fair value and the principal amount of the 7.5% Convertible Notes was $22,006. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the 4.5 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

The following tables provide additional information about the Company’s 7.5% Convertible Notes.

	January 28, 2012	January 29, 2011
Carrying amount of the equity component (additional paid-in capital)	$22,006	$22,006
Principal amount of the 7.5% Convertible Notes	$120,000	$120,000
Unamortized discount of the liability component	$10,451	$15,223
Net carrying amount of liability component	$109,549	$104,777

	2011	2010	2009
Effective interest rate on liability component	12.9%	12.9%	12.9%
Cash interest expense recognized	$9,000	$9,000	$6,100
Non-cash interest expense recognized	$4,772	$4,207	$2,576

The remaining period over which the unamortized discount will be recognized is 1.8 years. As of January 28, 2012, the if-converted value of the notes exceeded its principal amount by $91,066.

The 7.5% Convertible Notes are classified within long-term debt on the Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011 because the Company can settle the principal amount of the notes with shares, cash, or a combination thereof at its discretion.

2.0% Convertible Senior Notes

The Company issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and, in certain circumstances, allow the holders to convert the notes to shares of the Company’s common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment. The holders may put the debt back to the Company in 2014 or 2019 and the debt became callable at the option of the Company on March 21, 2011. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: (i) if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of January 28, 2012, none of the conversion criteria were met.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. These transactions were accounted for as a net reduction of shareholders’ equity of $25,000 in 2004. As of January 28, 2012, both the convertible note hedge and written call options had expired. As of January 29, 2011, the estimated net fair value of the convertible note hedge and written call options was $4,901.

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

The following tables provide additional information about the Company’s 2.0% Convertible Notes.

	January 28, 2012	January 29, 2011
Carrying amount of the equity component (additional paid-in capital)	$71,852	$71,852
Principal amount of the 2.0% Convertible Notes	$230,000	$230,000
Unamortized discount of the liability component	$19,160	$27,352
Net carrying amount of liability component	$210,840	$202,648

	2011	2010	2009
Effective interest rate on liability component	6.2%	6.2%	6.2%
Cash interest expense recognized	$4,600	$4,600	$4,600
Non-cash interest expense recognized	$8,192	$7,702	$7,243

The remaining period over which the unamortized discount will be recognized is 2.1 years. As of January 28, 2012, the if-converted value of the notes did not exceed its principal amount.

The 2.0% Convertible Notes are classified within long-term debt on the Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011 because the Company can settle the principal amount of the notes with shares, cash or a combination thereof at its discretion.

Maturities

At January 28, 2012, maturities of long-term debt and capital lease obligations for the next five years and thereafter are as follows:

Maturities
2012	$7,472
2013	130,154
2014	7,859
2015	6,461
2016	6,167
Thereafter	246,932

405,045
Less: unamortized discount at January 28, 2012	(29,611)

Total debt	$375,434

The Company made interest payments of $31,681, $35,286, and $36,388, of which $955, $721, and $758 was capitalized into property and equipment during 2011, 2010, and 2009, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 7: COMMITMENTS AND CONTINGENCIES

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

At January 28, 2012, future minimum rental commitments under capital leases and non-cancelable operating leases consisted of the following:

	Capital Leases	Operating Leases
2012	$13,229	$57,930
2013	13,132	53,084
2014	12,251	45,782
2015	10,070	42,256
2016	9,403	38,857
Thereafter	24,013	121,598

Total minimum lease payments	$82,098	$359,507

Less: portion representing interest	(29,178)

Total capital lease obligations	$52,920

Total rental expense for operating leases was $99,184, $98,501, and $101,756, during 2011, 2010, and 2009, respectively, including contingent rent of $16,054, $14,284, and $13,301, respectively, and common area maintenance costs of $11,919, $11,611, and $12,299, respectively.

As of January 28, 2012, the Company may be required to deliver shares and/or cash to holders of the convertible notes described in Note 6 prior to the stated maturity date of said notes based on the value of the Company’s common stock.

In the normal course of business, the Company purchases merchandise under purchase commitments; enters into contractual commitments with real estate developers and construction companies for new store construction and store remodeling; and maintains contracts for various information technology, telecommunications, maintenance and other services. Commitments for purchasing merchandise generally do not extend beyond six months and may be cancelable several weeks prior to the vendor shipping the merchandise. Contractual commitments for the construction and remodeling of stores are typically lump sum or cost plus construction contracts. Contracts to purchase various services are generally less than two year commitments and are cancelable within several weeks notice.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Legal Contingencies

On February 2, 2011, the plaintiffs in Dawn Till and Mary Josephs v. Saks Incorporated et al, filed a complaint, with which the Company was served on March 10, 2011, in a purported class and collective action in the U.S. District Court for the Northern District of California. The complaint alleges that the plaintiffs were improperly classified as exempt from the overtime pay requirements of the Fair Labor Standards Act (“FLSA”) and the California Labor Code and that the Company failed to pay overtime, provide itemized wage statements and provide meal and rest periods. On March 8, 2011, the plaintiffs filed an amended complaint adding a claim for penalties under the California Private Attorneys General Act of 2004. The plaintiffs seek to proceed collectively under the FLSA and as a class under the California statutes on behalf of individuals who have been employed by OFF 5TH as Selling and Service Managers, Merchandise Team Managers, or Department Managers and similar titles. On February 8, 2012, the same plaintiffs’ counsel from the Till case filed a complaint, with which the Company was served on March 2, 2012, in the U.S. District Court for the Southern District of New York, alleging essentially the same FLSA claim and related claims under New York state law (Tate – Small et al v. Saks Incorporated et al). The Company believes that its managers at OFF 5TH have been properly classified as exempt under both federal and state law and intends to defend these lawsuits vigorously. It is not possible to predict whether the courts will permit these actions to proceed collectively or as a class. The Company cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these matters.

In addition to the litigation described in the preceding paragraph, the Company is involved in legal proceedings arising from its normal business activities and has accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Income Taxes

The Company is routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. As of January 28, 2012, certain state sales and use tax examinations were ongoing. Based on annual evaluations of tax filing positions, the Company believes it has adequately accrued for its income tax exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

NOTE 8: EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan

The Company sponsors a non-qualified deferred compensation plan wherein eligible employees can defer a portion of their compensation or unvested restricted stock and allocate the deferrals to a choice of investment options. The liability for compensation deferred under this plan was $12,428 and $13,169 as of January 28, 2012 and January 29, 2011, respectively. The Company manages the risk of changes in the fair value of the liability for deferred compensation by electing to match its liability under the plan with investment vehicles that offset a substantial portion of its exposure. The cash value of the investment vehicles was $12,000 and $12,568 as of January 28, 2012 and January 29, 2011, respectively, and is included in other assets on the accompanying Consolidated Balance Sheets.

Employee Savings Plan

The Company sponsors a qualified defined contribution savings plan (“Savings Plan”) that covers substantially all full-time employees. Eligible employees may elect regular payroll deductions of up to 90% of their eligible compensation, as defined in the plan document, on a pre-tax basis, subject to Internal Revenue Service (“IRS”) limitations. The Company makes contributions matching a portion of the employees’ contribution on the first 5% of compensation that a participant elects to contribute. The employer matching contribution was suspended in 2009. Effective July 2010, the Company’s matching contribution was reinstated at a rate of 10%. The employer matching contribution rate for 2011 was 35%. Expenses incurred in connection with the Savings Plan for 2011, 2010, and 2009 were $4,497, $297, and $0, respectively. As of January 28, 2012 and January 29, 2011,

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

total assets invested by participants under the Savings Plan were $424,251 and $414,402, respectively. As of January 28, 2012 approximately 1% of the Savings Plan’s assets were invested in the Company’s stock at the discretion of the participating employees. Effective February 2012, the employer matching contribution rate was increased to 40%.

Defined Benefit Plans

The Company sponsors a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain employees of the Company. Effective January 1, 2007, the Company amended the Pension Plan, suspending future benefit accruals for all participants, except certain participants who as of December 31, 2006 had attained age 55, completed 10 years of credited service, and who are not considered to be highly compensated employees. Effective March 13, 2009, the Company amended the Pension Plan, suspending future benefit accruals for all remaining participants.

Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income (Loss)

The components of pre-tax net periodic pension cost and other amounts recognized in other comprehensive income (loss) related to the Pension Plan and SERP for the years ended January 28, 2012, January 29, 2011, and January 30, 2010 were as follows:

	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$—	$70
Interest cost	6,520	7,315	8,442
Expected return on plan assets	(8,010)	(6,920)	(6,330)
Amortization of net loss	2,254	2,626	2,707
Settlement loss recognized (1)	—	3,654	5,121

Net periodic benefit cost	$764	$6,675	$10,010

Changes recognized in other comprehensive income (loss):
Net gain (loss) arising during the year	(16,602)	(1,840)	4,690
Amortization of net loss	2,254	6,281	7,828

Total recognized in other comprehensive income (loss)	$(14,348)	$4,441	$12,518

(1) The Company recorded a non-cash settlement charge of $3,654 and $5,121 in 2010 and 2009, respectively. There was no  settlement charge in 2011.

As of January 28, 2012 and January 29, 2011, amounts recognized in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic benefit cost consist of a pre-tax net loss of $89,865 and $75,560, respectively. The estimated pre-tax net loss that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 is $2,904.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Benefit Obligations and Funded Status

The following provides a reconciliation of benefit obligations, plan assets and the funded status of the Pension Plan and SERP as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
Change in benefit obligation:
Benefit obligation at beginning of period	$158,761	$153,570
Interest cost	6,520	7,315
Actuarial loss	12,846	11,259
Benefits paid	(10,750)	(13,383)

Benefit obligation at end of period	$167,377	$158,761

Change in plan assets:
Fair value of plan assets at beginning of period	$128,545	$103,755
Actual return on plan assets	4,298	16,340
Employer contributions	4,383	21,833
Benefits paid	(10,750)	(13,383)

Fair value of plan assets at end of period	$126,476	$128,545

Funded status	$(40,901)	$(30,216)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$1,281	$1,272
Non-current liabilities	39,620	28,944

Net amount recognized	$40,901	$30,216

Benefit plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$(167,377)	$(158,761)
Effect of projected salary increases	—	—

Projected benefit obligation	$(167,377)	$(158,761)

Fair value of plan assets	$126,476	$128,545

Assumptions

The weighted-average assumptions used to determine the Company’s benefit obligation are as follows:

	January 28, 2012	January 29, 2011
Pension Plan:
Discount rate	3.6%	4.8%
Measurement date	1/28/2012	1/29/2011
SERP:
Discount rate	3.8%	5.1%
Measurement date	1/28/2012	1/29/2011

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	2011	2010	2009
Pension Plan:
Discount rate	4.8%	5.1%	6.5%
Expected long-term rate of return on plan assets	7.5%	8.0%	8.0%
Rate of compensation increase	n/a	n/a	4.0%
SERP:
Discount rate	5.1%	5.5%	6.6%

The assumptions used in the determination of the Company’s obligations and benefit cost are based upon management’s best estimates as of the annual measurement date. The discount rate is primarily used in calculating the Company’s pension obligation, which is represented by the accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) and in calculating net periodic benefit cost. The discount rate utilized was based upon pension discount curves and bond portfolio curves over a duration that is similar to the Pension Plan’s expected future cash flows as of the measurement date.

This expected long-term rate of return on plan assets is used primarily in calculating the expected return on plan assets component of the Company’s net periodic benefit cost. The Company’s estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. The expected long-term rate of return on plan assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO.

The assumed average rate of compensation increase is the average annual compensation increase expected over the remaining employment periods for the participating employees and is primarily used in calculating the PBO and net periodic benefit cost. No assumption was used in 2010 or 2011 as the Pension Plan was amended to suspend all future benefit accruals for all participants.

Plan Assets

The Company’s investment strategy is to maintain a diversified portfolio of assets with the primary goal of ensuring that funds are available to meet the Pension Plan’s benefit obligations when they become due, while maintaining an appropriate level of risk. The Pension Plan’s target asset allocation is determined by the Company’s Retirement Committee, taking into consideration the amounts and timing of projected liabilities, the Company’s funding policies, expected returns on various asset categories, as well as the risk characteristics of, and correlations among, the various asset classes. The Pension Plan does not hold any investments in the Company’s common stock. Actual asset allocations as of January 28, 2012 and January 29, 2011 and the targeted asset allocation as of January 28, 2012 by asset category are as follows:

	Target Allocation	January 28, 2012	January 29, 2011
Common/collective trust funds:
Equity securities	35.0%	35.2%	55.3%
Fixed income securities	60.0%	59.8%	40.3%
Real estate securities	5.0%	5.0%	4.4%

Total	100.0%	100.0%	100.0%

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Fair Value Measurements

The following table sets forth the fair value of the Pension Plan’s financial assets by level within the fair value hierarchy as of January 28, 2012 and January 29, 2011:

	January 28, 2012				January 29, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common/collective trust funds:
Equity securities	$—	$44,535	$—	$44,535	$—	$71,065	$—	$71,065
Fixed income securities	—	75,635	—	75,635	—	51,860	—	51,860
Real estate securities	—	—	6,306	6,306	—	—	5,620	5,620

Total	$—	$120,170	$6,306	$126,476	$—	$122,925	$5,620	$128,545

The following table summarizes changes in the fair value of Level 3 assets for the year ended January 28, 2012 and January 29, 2011:

	Real Estate Securities
	January 28, 2012	January 29, 2011
Fair value at beginning of year	$5,620	$4,878
Actual return on plan assets:
Relating to assets still held at year-end	686	742
Relating to assets sold during the year	—	—
Purchases, sales and settlements	—	—

Fair value at end of year	$6,306	$5,620

There have been no changes in the valuation techniques used to measure the fair value of the Pension Plan’s assets as of January 28, 2012 and January 29, 2011. Investments in common/collective trust funds are valued at the net asset value per unit as determined by the trustee of the common/collective trust funds on each valuation date, without further adjustment as a practical expedient. The net asset value per unit is determined by the trustee of the common/collective trust funds based on the fair values of the underlying assets. Underlying assets that are traded on national securities exchanges are valued based on the last reported sale or settlement price for each such security on the valuation date. Underlying assets that are not traded in public markets or for which quoted prices are not readily available are valued based on broker/dealer quotes or valuation estimates from internal pricing models, which utilize inputs that are primarily observable. Underlying assets consisting of real estate are valued based on periodic independent appraisals.

The common/collective trust funds have various procedures regarding liquidity, which may include advance notification requirements and specific periodic dates for providing such liquidity. The real estate common/collective trust fund has certain restrictions whereby the trustee may reserve the right to limit the portion of an investment that may be redeemed at any one time, either by an individual investor or in the aggregate by all such investors of the fund. Additionally, this fund only permits transactions on a quarterly basis and requires advance notification of 110 calendar days. The majority of the common/collective trust funds in which the Pension Plan invests do not have restrictions on redemption frequency, nor do they have advance notification requirements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Contributions and Estimated Future Benefit Payments

The Company generally funds pension costs currently, subject to regulatory funding requirements. The Company expects funding requirements of approximately $4,378 in 2012.

In November 2010 the Company voluntarily contributed 1,755 newly issued shares of the Company’s common stock valued at $19,961. The purpose of the voluntary contribution was to strengthen the funded status of the Pension Plan and reduce the amount of future funding requirements. As required by the investment policy of the Pension Plan, the shares were sold in an orderly manner as soon as practicable after the contribution was made.

As of January 28, 2012, the following Pension Plan and SERP benefit payments are expected to be paid:

Benefit Payments
2012	$18,262
2013	17,544
2014	17,697
2015	16,702
2016	16,092
2017 - 2021	44,913

$131,210

NOTE 9: SHAREHOLDERS’ EQUITY

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock. During August 2011, the Company repurchased and retired an aggregate of 3,537 shares of common stock at an average price of $8.18 per share and a total cost of $28,932. There were no shares repurchased during 2010 and 2009. As of January 28, 2012, there were 29,172 shares remaining available for repurchase under the Company’s share repurchase program.

In July 2009, the Company filed a shelf registration statement with the SEC permitting the Company to issue securities, in one or more offerings, with a maximum aggregate offering price of $400,000. The shelf registration statement covers a variety of securities including common stock, preferred stock, warrants, and debt securities.

Under the shelf registration statement, the Company completed a public offering of approximately 14,925 shares of its common stock in October 2009, at an offering price of $6.70 per share for $95,095 in proceeds, net of issuance costs. The net proceeds were used to reduce borrowings under the Company’s revolving credit facility and for general corporate purposes.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 10: STOCK-BASED COMPENSATION

The Company maintains an equity incentive plan, which allows for the granting of stock options, stock appreciation rights, restricted stock, performance share awards and other forms of equity awards to employees, directors, and officers. As of January 28, 2012, there were 2,675 shares available for future grants under the equity incentive plan. Stock options granted generally vest over a four-year period from the grant date and have a contractual term of seven to ten years from the grant date. Restricted stock and performance share awards generally vest over periods ranging from three to five years from the grant date, although the equity incentive plan permits accelerated vesting in certain circumstances at the discretion of the HRCC of the Board of Directors. The Company does not use cash to settle any of its stock-based awards and issues new shares of common stock upon the exercise of stock options and the granting of restricted stock and performance shares.

Total stock-based compensation expense and related tax benefits recognized in fiscal years 2011, 2010, and 2009 are as follows:

	2011	2010	2009
Stock options	$1,293	$2,016	$2,197
Restricted stock	10,922	11,510	10,974
Performance share awards	3,382	3,240	3,675

Total stock-based compensation	$15,597	$16,766	$16,846

Total income tax benefit recognized related to stock-based compensation expense	$6,089	$6,871	$6,570

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

	2011	2010	2009
Expected term	n/a	n/a	4.75 years
Risk-free interest rate	n/a	n/a	2.1%
Expected volatility	n/a	n/a	57.0%
Expected dividend yield	n/a	n/a	0.0%

The expected term is the period over which employee groups are expected to hold the stock options until they are exercised and it determines the period for which the risk-free interest rate, volatility, and dividend yield must be applied. The expected term is calculated using the simplified method. The risk-free interest rate is based on the U.S. Treasury rate securities that mature over the expected term of the stock option. Volatility reflects movements in the Company’s stock price over the most recent historical period equivalent to the expected term. The dividend yield is zero as the Company does not anticipate declaring dividends in the near term.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of the stock option activity for 2011 is presented below:

	00000000	00000000	00000000	00000000
	2011
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at beginning of year	1,906	$11.89
Granted	—	—
Exercised	(183)	2.82
Forfeited	(77)	13.35

Outstanding at end of year	1,646	$12.83	$2,541	2.9
Options exercisable at end of year	1,127	$15.81	$143	2.6
Options expected to vest	512	$6.26	$2,399	3.7

There were no stock options granted during 2011 or 2010. The weighted-average grant-date fair value of stock options granted during 2009 was $1.15. The total intrinsic value of stock options exercised during 2011, 2010, and 2009 was $1,650, $1,888, and $115, respectively. The net tax benefit realized from stock options exercised during 2011 was $559. Cash proceeds received from the exercise of stock options during 2011 was $516. The total fair value of stock options vested during 2011, 2010, and 2009 was $2,146, $2,169, and $2,265, respectively. As of January 28, 2012, total unrecognized compensation expense related to non-vested stock options, including an estimate for pre-vesting forfeitures, was $298, which is expected to be recognized over a weighted-average period of 0.8 years.

The following table summarizes information about stock options outstanding and exercisable as of January 28, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at January 28, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at January 28, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.36 to $6.64	351	3.9	$2.59	26	1.4	$5.42
$6.65 to $8.07	15	0.4	$7.71	15	0.4	$7.71
$8.08 to $13.04	777	3.1	$13.04	583	3.1	$13.04
$13.05 to $20.31	503	2.1	$19.80	503	2.1	$19.80

	1,646	2.9	$12.83	1,127	2.6	$15.81

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Restricted Stock

The fair value of restricted stock is based on the closing market price of the Company’s common stock on the date of grant. A summary of restricted stock awards activity for 2011 is presented below:

	January 28, 2012
	Shares	Weighted Average Grant Price
Outstanding at beginning of year	5,377	$7.87
Granted	895	11.23
Vested	(1,119)	12.02
Forfeited	(258)	7.78

Outstanding at end of year	4,895	$7.54

The Company granted restricted stock awards of 895, 1,096, and 2,351 shares to certain employees in 2011, 2010, and 2009, respectively. The weighted-average grant-date fair value of restricted stock awards granted in 2011, 2010, and 2009 was $11.23, $7.65, and $2.99, respectively. The total fair value of restricted stock that vested in 2011, 2010, and 2009 was $13,453, $6,134, and $3,940, respectively. As of January 28, 2012, total unrecognized compensation expense related to non-vested restricted stock awards, including an estimate for pre-vesting forfeitures, was $11,517, which is expected to be recognized over a weighted-average period of 2.1 years.

Performance Shares

Under the equity incentive plan, the Company may grant performance share awards that vest based on the outcome of certain performance criteria that are established and approved by the HRCC of the Board of Directors. The actual number of performance shares earned is based on the level of performance achieved over the performance period, typically one year from the grant date, relative to established financial and operating goals, none of which are considered market conditions. For performance share awards granted during 2011, the amount of shares that can be earned ranges from 0% to 125% of the number of performance share awards granted. For performance share awards granted during 2010 and 2009, the amount of shares that could be earned ranged from 0% to 100%. In addition to the performance criteria, performance shares do not vest unless employees remain employed by the Company during the requisite service period, which is typically three years from the grant date. The fair value of performance share awards is determined based on the closing market price of the Company’s common stock on the date of grant.

A summary of performance share award activity for 2011 is presented below:

	January 28, 2012
	Shares	Weighted Average Grant Price
Outstanding at beginning of year	1,657	$4.08
Granted	306	12.31
Vested	(66)	3.60
Forfeited	(52)	9.41

Outstanding at end of year	1,845	$5.32

The Company granted performance share awards of 306, 503, and 1,112 to certain employees in 2011, 2010, and 2009, respectively. The weighted-average grant-date fair value of performance share awards granted in 2011, 2010, and 2009 was $12.31, $7.20, and

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

$2.36, respectively. The total fair value of performance share awards that vested in 2011, 2010, and 2009 was $239, $9,186, and $134, respectively. As of January 28, 2012, total unrecognized compensation expense related to non-vested performance share awards, including an estimate for pre-vesting forfeitures, was $3,989, which is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) allows for shares of the Company’s common stock to be purchased by eligible employees through payroll deductions at a 15% discount to market value. In 2009, the HRCC of the Board of Directors suspended the employee stock purchase plan indefinitely.

NOTE 11: CLUB LIBBY LU CLOSURE

During the fourth quarter of 2008, the Company discontinued the operations of its CLL specialty store business which consisted of 98 leased, mall-based stores. Along with the previous disposition of the Saks Department Store Group businesses, CLL was no longer determined to be a strategic fit for the Company. As of January 28, 2012, there were no amounts payable remaining for the CLL store closings.

NOTE 12: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2011 and 2010 is as follows:

	00000000000	00000000000	00000000000	00000000000
	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$725,998	$670,180	$692,311	$925,104
Gross margin	319,934	254,545	305,813	347,882
Operating income (loss)	60,433	(3,837)	39,749	51,999
Net income (loss)	28,409	(8,369)	17,771	36,979
Basic earnings (loss) per common share	$0.18	$(0.05)	$0.12	$0.24
Diluted earnings (loss) per common share	$0.16	$(0.05)	$0.11	$0.21

	00000000000	00000000000	00000000000	00000000000
	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$667,438	$593,145	$658,831	$866,331
Gross margin	287,731	221,271	280,655	327,601
Operating income (loss)	45,454	(44,381)	31,634	57,391
Income (loss) from continuing operations	18,785	(32,234)	36,316	24,529
Net income (loss)	18,785	(32,234)	36,316	24,979
Basic earnings (loss) per common share	$0.12	$(0.21)	$0.24	$0.16
Diluted earnings (loss) per common share	$0.11	$(0.21)	$0.20	$0.14

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 13: CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for 2011, 2010, and 2009 for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the 100%-owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the years ended January 28, 2012, January 29, 2011, and January 30, 2010 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There is also a management fee arrangement among Saks Incorporated and its subsidiaries. At January 28, 2012, Saks Incorporated was the sole obligor for the majority of the Company’s long-term debt and employed a small group of corporate employees.

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 28, 2012

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$3,013,593		$3,013,593
Cost of sales (excluding depreciation and amortization)		1,785,419		1,785,419

Gross margin		1,228,174		1,228,174

Selling, general and administrative expenses	$1,885	765,750		767,635
Other operating expenses	22	300,469		300,491
Store pre-opening costs		1,598		1,598
Impairments and dispositions		10,106		10,106

Operating income (loss)	(1,907)	150,251	—	148,344

Equity in earnings of subsidiaries	100,464		$(100,464)	—
Interest expense	(41,864)	(6,251)		(48,115)
Loss on extinguishment of debt	(539)			(539)
Other income, net	2,194			2,194

INCOME BEFORE INCOME TAXES	58,348	144,000	(100,464)	101,884

Provision (benefit) for income taxes	(16,442)	43,536		27,094

NET INCOME	$74,790	$100,464	$(100,464)	$74,790

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 28, 2012

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$195,449	$4,727		$200,176
Merchandise inventories		721,887		721,887
Other current assets		78,139		78,139
Deferred income taxes, net		85,472		85,472

Total current assets	195,449	890,225	—	1,085,674

Property and equipment, net		875,431		875,431
Deferred income taxes, net	104,343	36,112		140,455
Other assets	12,171	14,734		26,905
Investment in and advances to subsidiaries	1,221,270		$(1,221,270)

TOTAL ASSETS	$1,533,233	$1,816,502	$(1,221,270)	$2,128,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$115,893		$115,893
Accrued expenses and other current liabilities	$3,935	269,412		273,347
Current portion of long-term debt		7,472		7,472

Total current liabilities	3,935	392,777	—	396,712

Long-term debt	322,514	45,448		367,962
Other long-term liabilities		157,007		157,007
Investment by and advances from parent		1,221,270	$(1,221,270)
Shareholders’ equity	1,206,784			1,206,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,533,233	$1,816,502	$(1,221,270)	$2,128,465

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2012

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$74,790	$100,464	$(100,464)	$74,790

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(100,464)	—	100,464	—
Loss on extinguishment of debt	539			539
Depreciation and amortization		118,540		118,540
Stock-based compensation		15,597		15,597
Amortization of discount on convertible notes	12,964			12,964
Deferred income taxes	(2,297)	31,558		29,261
Impairments and dispositions		5,190		5,190
Excess tax benefit from stock-based compensation		(1,011)		(1,011)
Gain on sale of property and equipment		(156)		(156)
Changes in operating assets and liabilities, net	(4,284)	21,267		16,983

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,752)	291,449	—	272,697

INVESTING ACTIVITIES
Purchases of property and equipment		(82,097)		(82,097)
Issuance of note receivable		(11,915)		(11,915)
Collection of note receivable		4,485		4,485
Proceeds from the sale of property and equipment		156		156

NET CASH USED IN INVESTING ACTIVITIES	—	(89,371)	—	(89,371)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	199,727	(199,727)		—
Payments of long-term debt	(143,995)			(143,995)
Payments of capital lease obligations		(6,494)		(6,494)
Repurchase of common stock	(28,932)			(28,932)
Payment of financing fees	(2,961)			(2,961)
Excess tax benefit from stock-based compensation		1,011		1,011
Cash dividends paid	(161)			(161)
Net proceeds from the issuance of common stock	516			516

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,194	(205,210)	—	(181,016)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,442	(3,132)		2,310
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	190,007	7,859		197,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$195,449	$4,727	$—	$200,176

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 29, 2011

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$2,785,745		$2,785,745
Cost of sales (excluding depreciation and amortization)		1,668,487		1,668,487

Gross margin		1,117,258		1,117,258
Selling, general and administrative expenses	$1,777	714,174		715,951
Other operating expenses	3	297,083		297,086
Store pre-opening costs		1,038		1,038
Impairments and dispositions		13,085		13,085

Operating income (loss)	(1,780)	91,878	—	90,098
Equity in earnings of subsidiaries	77,991		$(77,991)
Interest expense	(50,171)	(6,554)		(56,725)
Loss on extinguishment of debt	(4)			(4)
Other income, net	117			117

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	26,153	85,324	(77,991)	33,486
Provision (benefit) for income taxes	(21,243)	7,333		(13,910)

INCOME FROM CONTINUING OPERATIONS	47,396	77,991	(77,991)	47,396
Discontinued operations:
Equity in earnings of subsidiaries, net of tax	450		(450)
Income from discontinued operations before income taxes		693		693
Provision for income taxes		243		243

INCOME FROM DISCONTINUED OPERATIONS	450	450	(450)	450

NET INCOME	$47,846	$78,441	$(78,441)	$47,846

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 29, 2011

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$190,007	$7,859		$197,866
Merchandise inventories		671,383		671,383
Other current assets		105,404		105,404
Deferred income taxes, net		86,116		86,116

Total current assets	190,007	870,762	—	1,060,769

Property and equipment, net		890,364		890,364
Deferred income taxes, net	93,562	69,846		163,408
Other assets	10,127	18,432		28,559
Investment in and advances to subsidiaries	1,332,009		$(1,332,009)

TOTAL ASSETS	$1,625,705	$1,849,404	$(1,332,009)	$2,143,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$88,378		$88,378
Accrued expenses and other current liabilities	$9,121	236,910		246,031
Current portion of long-term debt	141,557	5,941		147,498

Total current liabilities	150,678	331,229	—	481,907

Long-term debt	311,462	47,788		359,250
Other long-term liabilities		138,378		138,378
Investment by and advances from parent		1,332,009	$(1,332,009)
Shareholders’ equity	1,163,565			1,163,565

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,625,705	$1,849,404	$(1,332,009)	$2,143,100

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 29, 2011

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$47,846	$78,441	$(78,441)	$47,846
Income from discontinued operations	450	450	(450)	450

Income from continuing operations	47,396	77,991	(77,991)	47,396

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(77,991)		77,991	—
Loss on extinguishment of debt	4			4
Depreciation and amortization		118,696		118,696
Stock-based compensation		16,766		16,766
Amortization of discount on convertible notes	11,910			11,910
Deferred income taxes	2,220	15,134		17,354
Impairments and dispositions		(2,814)		(2,814)
Excess tax benefit from stock-based compensation		(9,793)		(9,793)
Gain on sale of property and equipment		(482)		(482)
Changes in operating assets and liabilities, net	69	(74,725)		(74,656)

Net cash provided by (used in) operating activities - continuing operations	(16,392)	140,773	—	124,381
Net cash used in operating activities - discontinued operations		(500)		(500)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,392)	140,273	—	123,881

INVESTING ACTIVITIES
Purchases of property and equipment		(55,721)		(55,721)
Proceeds from the sale of property and equipment		548		548

Net cash used in investing activities - continuing operations	—	(55,173)	—	(55,173)
Net cash used in investing activities - discontinued operations		—		—

NET CASH USED IN INVESTING ACTIVITIES	—	(55,173)	—	(55,173)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	92,507	(92,507)		—
Payments of long-term debt	(23,654)			(23,654)
Payments of capital lease obligations		(5,481)		(5,481)
Excess tax benefit from stock-based compensation		9,793		9,793
Cash dividends paid	(102)			(102)
Net proceeds from the issuance of common stock	1,301			1,301

Net cash provided by (used in) financing activities - continuing operations	70,052	(88,195)	—	(18,143)
Net cash used in financing activities - discontinued operations		—		—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70,052	(88,195)	—	(18,143)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,660	(3,095)	—	50,565
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,347	10,954	—	147,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190,007	$7,859	$—	$197,866

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 30, 2010

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$2,631,532		$2,631,532
Cost of sales (excluding depreciation and amortization)		1,668,097		1,668,097

Gross margin		963,435		963,435

Selling, general and administrative expenses	$357	673,949		674,306
Other operating expenses	1	312,188		312,189
Store pre-opening costs		2,077		2,077
Impairments and dispositions		29,348		29,348

Operating loss	(358)	(54,127)	—	(54,485)

Equity in earnings of subsidiaries	(32,562)		$32,562	—
Interest expense	(42,591)	(6,889)		(49,480)
Gain on extinguishment of debt	783			783
Other income, net	1,019			1,019

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(73,709)	(61,016)	32,562	(102,163)

Benefit for income taxes	(16,047)	(28,454)		(44,501)

LOSS FROM CONTINUING OPERATIONS	(57,662)	(32,562)	32,562	(57,662)

Discontinued operations:
Equity in earnings of subsidiaries, net of tax	(257)		257
Loss from discontinued operations before income taxes		(395)		(395)
Benefit for income taxes		(138)		(138)

LOSS FROM DISCONTINUED OPERATIONS	(257)	(257)	257	(257)

NET LOSS	$(57,919)	$(32,819)	$32,819	$(57,919)

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2010

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net loss	$(57,919)	$(32,819)	$32,819	$(57,919)
Loss from discontinued operations	(257)	(257)	257	(257)

Loss from continuing operations	(57,662)	(32,562)	32,562	(57,662)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	32,562		(32,562)	—
Depreciation and amortization		135,162		135,162
Impairments and dispositions		29,348		29,348
Loss on extinguishment of debt	(783)			(783)
Equity compensation		16,846		16,846
Amortization of discount on convertible notes	9,819			9,819
Deferred income taxes	1,886	(42,471)		(40,585)
Gain on sale of property and equipment		(628)		(628)
Changes in operating assets and liabilities, net	(9,142)	123,500		114,358

Net cash provided by (used in) operating activities - continuing operations	(23,320)	229,195	—	205,875
Net cash used in operating activities - discontinued operations		(13,670)		(13,670)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(23,320)	215,525	—	192,205

INVESTING ACTIVITIES
Purchases of property and equipment	—	(74,577)	—	(74,577)
Proceeds from the sale of property and equipment		643		643

Net cash used in investing activities - continuing operations	—	(73,934)	—	(73,934)
Net cash used in investing activities - discontinued operations		—		—

NET CASH USED IN INVESTING ACTIVITIES	—	(73,934)	—	(73,934)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	136,001	(136,001)	—	—
Proceeds from issuance of convertible senior notes	120,000			120,000
Proceeds from (payments on) revolving credit facility	(156,675)			(156,675)
Payments of long-term debt	(22,208)			(22,208)
Payments of capital lease obligations		(4,673)		(4,673)
Payment of debt issuance costs	(13,105)			(13,105)
Cash dividends paid	(781)			(781)
Net proceeds from the issuance of common stock	96,199			96,199

Net cash provided by (used in) financing activities - continuing operations	159,431	(140,674)	—	18,757
Net cash used in financing activities - discontinued operations		—		—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	159,431	(140,674)	—	18,757

INCREASE IN CASH AND CASH EQUIVALENTS	136,111	917	—	137,028
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	236	10,037	—	10,273

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,347	$10,954	$—	$147,301

Schedule II

Valuation and Qualifying Accounts

(In thousands)

	Allowance for sales returns		Valuation allowance for deferred income taxes
Balance January 31, 2009	$4,238		$42,190
Additions, charged to expense	765,534		3,045
Deductions	(765,867)	(1)	(2,425)	(2)

Balance January 30, 2010	3,905		42,810
Additions, charged to expense	775,092		—
Deductions	(774,895)	(1)	(12,729)	(2)

Balance January 29, 2011	4,102		30,081
Additions, charged to expense	868,523		—
Additions, charged to other accounts	—		918
Deductions	(868,217)	(1)	(11,782)	(2)

Balance January 28, 2012	$4,408		$19,217

(1)	Deductions consist of actual returns, net of related costs and commissions
(2)	Release of valuation allowance against state net operating loss carryforwards.