Form 10-K/A
period 2012-01-28
SAKS INC
filed 2012-04-04
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) for the fiscal year ended January 28, 2012, originally filed on March 16, 2012 (the “Original Form 10-K”) of Saks Incorporated (the “Company”) is being filed solely to amend the “Net Sales by Merchandise Category” table included in Item 8, Note 2. The Company inadvertently transposed the amounts and percentages disclosed for “Cosmetics and fragrances” and “Men’s apparel, shoes, and accessories” for 2010 and 2009.

No other changes have been made to the Original Form 10-K other than those described above. This Amendment does not reflect subsequent events that may have occurred after the filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K.

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

The retail industry is continuously subject to domestic and international economic trends. The success of the Company’s business depends to a significant extent upon the level of consumer spending. A number of factors affect the level of consumer spending on merchandise that the Company offers, including, among other things:

¡	general economic, industry, and weather conditions;
¡	the performance of the financial, equity, and credit markets;
¡	current and expected unemployment levels;
¡	crude oil prices that affect gasoline and heating oil prices;
¡	the level of consumer debt;
¡	the level of consumer savings;
¡	interest rates;

¡	tax rates and policies;
¡	consumer confidence in future economic conditions; and
¡	war, terrorism, and other hostilities.

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

The retail industry is intensely competitive. As a retailer offering a broad selection of luxury fashion apparel, shoes, accessories, jewelry, cosmetics, and gift items, the Company currently competes with a diverse group of retailers, including e-commerce retailers, which sell, among other products, products similar to those of the Company. The Company also competes in particular markets with a substantial number of retailers that specialize in one or more types of products that the Company sells. A number of different competitive factors could have a material adverse effect on the Company’s business, results of operations and financial condition including:

¡	increased operational efficiencies of competitors;
¡	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;
¡	expansion of product offerings by existing competitors;
¡	entry by new competitors into markets in which the Company currently operates; and
¡	adoption by existing competitors of innovative retail sales methods.

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

As part of its growth strategy, the Company could potentially increase the total number of stores, which may include opening new stores in both new and existing markets. The Company may not be able to operate any new stores profitably. The success of any future store openings will depend upon numerous factors, many of which are beyond the Company’s control, including the following:

¡	the ability of management to adequately analyze and identify suitable markets and individual store sites within those markets;
¡	the ability to attract appropriate vendors;
¡	the competition for suitable store sites;
¡	the ability to negotiate favorable lease terms with landlords;

¡	the availability of employees to staff new stores and the Company’s ability to hire, train, motivate, and retain store personnel; and
¡	the ability to attract customers and generate sales sufficient to operate new stores profitably.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis (“MD&A”) is intended to provide an analytical view of the business from management’s perspective of operating the business and has the following components:

¡	Overview
¡	Results of Operations
¡	Liquidity and Capital Resources
¡	Contractual Obligations and Off-Balance Sheet Arrangements
¡	Critical Accounting Policies and Estimates

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

¡

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

¡

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

¡

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

¡

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

¡

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

¡

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

¡

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

Saks Incorporated
(Registrant)

	By:	/s/ Kevin G. Wills
Kevin G. Wills
Date: April 4, 2012		Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen I. Sadove Stephen I. Sadove	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 4, 2012

/s/ Kevin G. Wills Kevin G. Wills	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2012

/s/ Donald E. Hess Donald E. Hess	Lead Director	April 4, 2012

/s/ Robert B. Carter Robert B. Carter	Director	April 4, 2012

/s/ Michael S. Gross Michael S. Gross	Director	April 4, 2012

/s/ Marguerite W. Kondracke Marguerite W. Kondracke	Director	April 4, 2012

/s/ Jerry W. Levin Jerry W. Levin	Director	April 4, 2012

/s/ Nora P. McAniff Nora P. McAniff	Director	April 4, 2012

/s/ C. Warren Neel C. Warren Neel	Director	April 4, 2012

/s/ Jack L. Stahl Jack L. Stahl	Director	April 4, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Composite of Charter of Saks Incorporated (the “Company”) (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed on July 30, 2009).
3.2	Amended and Restated Bylaws of the Company (as amended through December 9, 2009) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2009).
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

Exhibit Number		Exhibit Description
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

Exhibit Number		Exhibit Description
10.16	#

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

Exhibit Number		Exhibit Description
10.36	#

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

10.40	#	Form of Amendment to Employment Agreement for Executive Officers (executed by Christine A. Morena and Jennifer de Winter) (incorporated by reference to Exhibit 10.40 to the 2010 Form 10-K).
10.41	#

Form of Amendment to Employment Agreement for Executive Officers (executed by Christine A. Morena and Jennifer de Winter) (to comply with IRC 409A) (incorporated by reference to Exhibit 10. 41 to the 2010 Form 10-K).

21.1		Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2012)
23.1		Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2012).
31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	†

The following materials from Amendment No. 1 to Saks Incorporated’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at January 28, 2012 and January 29, 2011, (ii) Consolidated Statements of Income for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, (iii) Consolidated Statements of Cash Flows for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended January 28, 2012, January 29, 2011, and January 30, 2010, and (v) Notes to Consolidated Financial Statements

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table summarizes net sales by major merchandise category for 2011, 2010, and 2009:

	2011		2010		2009
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Women’s apparel	$1,049,760	34.8%	$1,001,783	36.0%	$961,762	36.5%
Women’s accessories	580,568	19.3%	537,301	19.3%	508,564	19.3%
Cosmetics and fragrances	368,867	12.2%	357,023	12.8%	357,931	13.6%
Men’s apparel, shoes, and accessories	487,352	16.2%	449,957	16.2%	434,909	16.5%
Women’s shoes	368,137	12.2%	315,725	11.3%	258,603	9.8%
Other	158,909	5.3%	123,956	4.4%	109,763	4.3%

Total	$3,013,593	100.0%	$2,785,745	100.0%	$2,631,532	100.0%

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Employee Savings Plan

The Company sponsors a qualified defined contribution savings plan (“Savings Plan”) that covers substantially all full-time employees. Eligible employees may elect regular payroll deductions of up to 90% of their eligible compensation, as defined in the plan document, on a pre-tax basis, subject to Internal Revenue Service (“IRS”) limitations. The Company makes contributions matching a portion of the employees’ contribution on the first 5% of compensation that a participant elects to contribute. The employer matching contribution was suspended in 2009. Effective July 2010, the Company’s matching contribution was reinstated at a rate of 10%. The employer matching contribution rate for 2011 was 35%. Expenses incurred in connection with the Savings Plan for 2011, 2010, and 2009 were $4,497, $297, and $0, respectively. As of January 28, 2012 and January 29, 2011, total assets invested by participants under the Savings Plan were $424,251 and $414,402, respectively. As of January 28, 2012 approximately 1% of the Savings Plan’s assets were invested in the Company’s stock at the discretion of the participating employees. Effective February 2012, the employer matching contribution rate was increased to 40%.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company granted performance share awards of 306, 503, and 1,112 to certain employees in 2011, 2010, and 2009, respectively. The weighted-average grant-date fair value of performance share awards granted in 2011, 2010, and 2009 was $12.31, $7.20, and $2.36, respectively. The total fair value of performance share awards that vested in 2011, 2010, and 2009 was $239, $9,186, and $134, respectively. As of January 28, 2012, total unrecognized compensation expense related to non-vested performance share awards, including an estimate for pre-vesting forfeitures, was $3,989, which is expected to be recognized over a weighted-average period of 1.9 years.

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

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 28, 2012

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$3,013,593		$3,013,593
Cost of sales (excluding depreciation and amortization)		1,785,419		1,785,419

Gross margin		1,228,174		1,228,174

Selling, general and administrative expenses	$1,885	765,750		767,635
Other operating expenses	22	300,469		300,491
Store pre-opening costs		1,598		1,598
Impairments and dispositions		10,106		10,106

Operating income (loss)	(1,907)	150,251	—	148,344

Equity in earnings of subsidiaries	100,464		$(100,464)	—
Interest expense	(41,864)	(6,251)		(48,115)
Loss on extinguishment of debt	(539)			(539)
Other income, net	2,194			2,194

INCOME BEFORE INCOME TAXES	58,348	144,000	(100,464)	101,884

Provision (benefit) for income taxes	(16,442)	43,536		27,094

NET INCOME	$74,790	$100,464	$(100,464)	$74,790

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 28, 2012

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$195,449	$4,727		$200,176
Merchandise inventories		721,887		721,887
Other current assets		78,139		78,139
Deferred income taxes, net		85,472		85,472

Total current assets	195,449	890,225	—	1,085,674

Property and equipment, net		875,431		875,431
Deferred income taxes, net	104,343	36,112		140,455
Other assets	12,171	14,734		26,905
Investment in and advances to subsidiaries	1,221,270		$(1,221,270)

TOTAL ASSETS	$1,533,233	$1,816,502	$(1,221,270)	$2,128,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$115,893		$115,893
Accrued expenses and other current liabilities	$3,935	269,412		273,347
Current portion of long-term debt		7,472		7,472

Total current liabilities	3,935	392,777	—	396,712

Long-term debt	322,514	45,448		367,962
Other long-term liabilities		157,007		157,007
Investment by and advances from parent		1,221,270	$(1,221,270)
Shareholders’ equity	1,206,784			1,206,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,533,233	$1,816,502	$(1,221,270)	$2,128,465

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2012

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$74,790	$100,464	$(100,464)	$74,790

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(100,464)	—	100,464	—
Loss on extinguishment of debt	539			539
Depreciation and amortization		118,540		118,540
Stock-based compensation		15,597		15,597
Amortization of discount on convertible notes	12,964			12,964
Deferred income taxes	(2,297)	31,558		29,261
Impairments and dispositions		5,190		5,190
Excess tax benefit from stock-based compensation		(1,011)		(1,011)
Gain on sale of property and equipment		(156)		(156)
Changes in operating assets and liabilities, net	(4,284)	21,267		16,983

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(18,752)	291,449	—	272,697

INVESTING ACTIVITIES
Purchases of property and equipment		(82,097)		(82,097)
Issuance of note receivable		(11,915)		(11,915)
Collection of note receivable		4,485		4,485
Proceeds from the sale of property and equipment		156		156

NET CASH USED IN INVESTING ACTIVITIES	—	(89,371)	—	(89,371)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	199,727	(199,727)		—
Payments of long-term debt	(143,995)			(143,995)
Payments of capital lease obligations		(6,494)		(6,494)
Repurchase of common stock	(28,932)			(28,932)
Payment of financing fees	(2,961)			(2,961)
Excess tax benefit from stock-based compensation		1,011		1,011
Cash dividends paid	(161)			(161)
Net proceeds from the issuance of common stock	516			516

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,194	(205,210)	—	(181,016)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,442	(3,132)		2,310
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	190,007	7,859		197,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$195,449	$4,727	$—	$200,176

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 29, 2011

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$2,785,745		$2,785,745
Cost of sales (excluding depreciation and amortization)		1,668,487		1,668,487

Gross margin		1,117,258		1,117,258
Selling, general and administrative expenses	$1,777	714,174		715,951
Other operating expenses	3	297,083		297,086
Store pre-opening costs		1,038		1,038
Impairments and dispositions		13,085		13,085

Operating income (loss)	(1,780)	91,878	—	90,098
Equity in earnings of subsidiaries	77,991		$(77,991)
Interest expense	(50,171)	(6,554)		(56,725)
Loss on extinguishment of debt	(4)			(4)
Other income, net	117			117

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	26,153	85,324	(77,991)	33,486
Provision (benefit) for income taxes	(21,243)	7,333		(13,910)

INCOME FROM CONTINUING OPERATIONS	47,396	77,991	(77,991)	47,396
Discontinued operations:
Equity in earnings of subsidiaries, net of tax	450		(450)
Income from discontinued operations before income taxes		693		693
Provision for income taxes		243		243

INCOME FROM DISCONTINUED OPERATIONS	450	450	(450)	450

NET INCOME	$47,846	$78,441	$(78,441)	$47,846

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 29, 2011

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$190,007	$7,859		$197,866
Merchandise inventories		671,383		671,383
Other current assets		105,404		105,404
Deferred income taxes, net		86,116		86,116

Total current assets	190,007	870,762	—	1,060,769

Property and equipment, net		890,364		890,364
Deferred income taxes, net	93,562	69,846		163,408
Other assets	10,127	18,432		28,559
Investment in and advances to subsidiaries	1,332,009		$(1,332,009)

TOTAL ASSETS	$1,625,705	$1,849,404	$(1,332,009)	$2,143,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$88,378		$88,378
Accrued expenses and other current liabilities	$9,121	236,910		246,031
Current portion of long-term debt	141,557	5,941		147,498

Total current liabilities	150,678	331,229	—	481,907

Long-term debt	311,462	47,788		359,250
Other long-term liabilities		138,378		138,378
Investment by and advances from parent		1,332,009	$(1,332,009)
Shareholders’ equity	1,163,565			1,163,565

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,625,705	$1,849,404	$(1,332,009)	$2,143,100

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 29, 2011

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$47,846	$78,441	$(78,441)	$47,846
Income from discontinued operations	450	450	(450)	450

Income from continuing operations	47,396	77,991	(77,991)	47,396

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(77,991)		77,991	—
Loss on extinguishment of debt	4			4
Depreciation and amortization		118,696		118,696
Stock-based compensation		16,766		16,766
Amortization of discount on convertible notes	11,910			11,910
Deferred income taxes	2,220	15,134		17,354
Impairments and dispositions		(2,814)		(2,814)
Excess tax benefit from stock-based compensation		(9,793)		(9,793)
Gain on sale of property and equipment		(482)		(482)
Changes in operating assets and liabilities, net	69	(74,725)		(74,656)

Net cash provided by (used in) operating activities - continuing operations	(16,392)	140,773	—	124,381
Net cash used in operating activities - discontinued operations		(500)		(500)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,392)	140,273	—	123,881

INVESTING ACTIVITIES
Purchases of property and equipment		(55,721)		(55,721)
Proceeds from the sale of property and equipment		548		548

Net cash used in investing activities - continuing operations	—	(55,173)	—	(55,173)
Net cash used in investing activities - discontinued operations		—		—

NET CASH USED IN INVESTING ACTIVITIES	—	(55,173)	—	(55,173)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	92,507	(92,507)		—
Payments of long-term debt	(23,654)			(23,654)
Payments of capital lease obligations		(5,481)		(5,481)
Excess tax benefit from stock-based compensation		9,793		9,793
Cash dividends paid	(102)			(102)
Net proceeds from the issuance of common stock	1,301			1,301

Net cash provided by (used in) financing activities - continuing operations	70,052	(88,195)	—	(18,143)
Net cash used in financing activities - discontinued operations		—		—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70,052	(88,195)	—	(18,143)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,660	(3,095)	—	50,565
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,347	10,954	—	147,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190,007	$7,859	$—	$197,866

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED JANUARY 30, 2010

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$2,631,532		$2,631,532
Cost of sales (excluding depreciation and amortization)		1,668,097		1,668,097

Gross margin		963,435		963,435

Selling, general and administrative expenses	$357	673,949		674,306
Other operating expenses	1	312,188		312,189
Store pre-opening costs		2,077		2,077
Impairments and dispositions		29,348		29,348

Operating loss	(358)	(54,127)	—	(54,485)

Equity in earnings of subsidiaries	(32,562)		$32,562	—
Interest expense	(42,591)	(6,889)		(49,480)
Gain on extinguishment of debt	783			783
Other income, net	1,019			1,019

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(73,709)	(61,016)	32,562	(102,163)

Benefit for income taxes	(16,047)	(28,454)		(44,501)

LOSS FROM CONTINUING OPERATIONS	(57,662)	(32,562)	32,562	(57,662)

Discontinued operations:
Equity in earnings of subsidiaries, net of tax	(257)		257
Loss from discontinued operations before income taxes		(395)		(395)
Benefit for income taxes		(138)		(138)

LOSS FROM DISCONTINUED OPERATIONS	(257)	(257)	257	(257)

NET LOSS	$(57,919)	$(32,819)	$32,819	$(57,919)

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2010

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net loss	$(57,919)	$(32,819)	$32,819	$(57,919)
Loss from discontinued operations	(257)	(257)	257	(257)

Loss from continuing operations	(57,662)	(32,562)	32,562	(57,662)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	32,562		(32,562)	—
Depreciation and amortization		135,162		135,162
Impairments and dispositions		29,348		29,348
Loss on extinguishment of debt	(783)			(783)
Equity compensation		16,846		16,846
Amortization of discount on convertible notes	9,819			9,819
Deferred income taxes	1,886	(42,471)		(40,585)
Gain on sale of property and equipment		(628)		(628)
Changes in operating assets and liabilities, net	(9,142)	123,500		114,358

Net cash provided by (used in) operating activities - continuing operations	(23,320)	229,195	—	205,875
Net cash used in operating activities - discontinued operations		(13,670)		(13,670)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(23,320)	215,525	—	192,205

INVESTING ACTIVITIES
Purchases of property and equipment	—	(74,577)	—	(74,577)
Proceeds from the sale of property and equipment		643		643

Net cash used in investing activities - continuing operations	—	(73,934)	—	(73,934)
Net cash used in investing activities - discontinued operations		—		—

NET CASH USED IN INVESTING ACTIVITIES	—	(73,934)	—	(73,934)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	136,001	(136,001)	—	—
Proceeds from issuance of convertible senior notes	120,000			120,000
Proceeds from (payments on) revolving credit facility	(156,675)			(156,675)
Payments of long-term debt	(22,208)			(22,208)
Payments of capital lease obligations		(4,673)		(4,673)
Payment of debt issuance costs	(13,105)			(13,105)
Cash dividends paid	(781)			(781)
Net proceeds from the issuance of common stock	96,199			96,199

Net cash provided by (used in) financing activities - continuing operations	159,431	(140,674)	—	18,757
Net cash used in financing activities - discontinued operations		—		—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	159,431	(140,674)	—	18,757

INCREASE IN CASH AND CASH EQUIVALENTS	136,111	917	—	137,028
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	236	10,037	—	10,273

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,347	$10,954	$—	$147,301

Schedule II

Valuation and Qualifying Accounts

(In thousands)

	Allowance for Sales Returns		Valuation Allowance for Deferred Income Taxes
Balance January 31, 2009	$4,238		$42,190
Additions, charged to expense	765,534		3,045
Deductions	(765,867)	(1)	(2,425)	(2)

Balance January 30, 2010	3,905		42,810
Additions, charged to expense	775,092		—
Deductions	(774,895)	(1)	(12,729)	(2)

Balance January 29, 2011	4,102		30,081
Additions, charged to expense	868,523		—
Additions, charged to other accounts	—		918
Deductions	(868,217)	(1)	(11,782)	(2)

Balance January 28, 2012	$4,408		$19,217

(1)	Deductions consist of actual returns, net of related costs and commissions.
(2)	Release of valuation allowance against state net operating loss carryforwards.