Form 10-Q
period 2012-04-28
SAKS INC
filed 2012-05-31
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

As of May 24, 2012, the number of shares of the registrant’s common stock outstanding was 159,233,396.

SAKS INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$189,032	$200,176	$201,983
Merchandise inventories	793,517	721,887	732,212
Other current assets	101,855	78,139	144,602
Deferred income taxes, net	76,734	85,472	58,849

Total current assets	1,161,138	1,085,674	1,137,646

Property and equipment, net	867,668	875,431	881,265
Deferred income taxes, net	134,672	140,455	162,450
Other assets	25,715	26,905	29,745

TOTAL ASSETS	$2,189,193	$2,128,465	$2,211,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$155,046	$115,893	$146,258
Accrued expenses	213,462	208,795	198,633
Accrued compensation and other related items	43,805	64,552	33,882
Current portion of long-term debt	8,744	7,472	148,181

Total current liabilities	421,057	396,712	526,954

Long-term debt	372,983	367,962	363,000
Other long-term liabilities	157,738	157,007	136,291

Commitments and contingencies	—	—	—

Shareholders’ equity
Preferred stock, $1.00 par value - 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.10 par value - 500,000 shares authorized; 160,552, 160,043, and 163,508 shares issued and outstanding as of April 28, 2012, January 28, 2012, and April 30, 2011, respectively.	16,055	16,004	16,351
Additional paid-in capital	1,294,189	1,296,191	1,311,688
Accumulated other comprehensive loss	(54,268)	(54,705)	(46,091)
Accumulated deficit	(18,561)	(50,706)	(97,087)

Total shareholders’ equity	1,237,415	1,206,784	1,184,861

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,189,193	$2,128,465	$2,211,106

See accompanying Notes to Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
NET SALES	$753,607	$725,998
Cost of sales (excluding depreciation and amortization)	419,142	406,064

Gross margin	334,465	319,934

Selling, general and administrative expenses	190,024	178,371
Other operating expenses:
Property and equipment rentals	26,161	25,341
Depreciation and amortization	28,850	29,224
Taxes other than income taxes	23,378	23,563
Store pre-opening costs	846	134
Impairments and dispositions	310	2,868

OPERATING INCOME	64,896	60,433

Interest expense	(9,407)	(13,596)
Loss on extinguishment of debt	—	(539)
Other income, net	823	533

INCOME BEFORE INCOME TAXES	56,312	46,831

Provision for income taxes	24,167	18,422

NET INCOME	$32,145	$28,409

Earnings per common share:
Basic	$0.21	$0.18
Diluted	$0.18	$0.16

Weighted-average common shares:
Basic	154,678	156,402
Diluted	199,143	201,564

See accompanying Notes to Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
NET INCOME	$32,145	$28,409

Other comprehensive income:
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost, net of tax (1)	437	348

Other comprehensive income, net of tax	437	348

COMPREHENSIVE INCOME	$32,582	$28,757

(1)	Net of tax benefits of $289 and $231 for the three months ended April 28, 2012 and April 30, 2011, respectively.

See accompanying Notes to Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended
	April 28, 2012	April 30, 2011
OPERATING ACTIVITIES
Net income	$32,145	$28,409
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	539
Depreciation and amortization	28,850	29,224
Stock-based compensation	4,391	4,160
Amortization of discount on convertible notes	3,411	3,131
Deferred income taxes	15,000	16,918
Impairments and dispositions	(180)	(51)
Excess tax benefits from stock-based compensation	(8,644)	(656)
Gain on sale of property and equipment	—	(156)
Changes in operating assets and liabilities:
Merchandise inventories	(71,630)	(60,829)
Other current assets	(23,674)	(39,917)
Accounts payable and accrued liabilities	20,078	38,401
Other operating assets and liabilities	2,640	2,695

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,387	21,868

INVESTING ACTIVITIES
Purchases of property and equipment	(20,760)	(12,095)
Proceeds from the sale of property and equipment	172	156

NET CASH USED IN INVESTING ACTIVITIES	(20,588)	(11,939)

FINANCING ACTIVITIES
Payments of long-term debt	—	(2,438)
Payments of capital lease obligations	(1,801)	(1,520)
Payment of financing fees	—	(2,961)
Excess tax benefits from stock-based compensation	8,644	656
Net proceeds from the issuance of common stock	214	451

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,057	(5,812)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,144)	4,117
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	200,176	197,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$189,032	$201,983

See accompanying Notes to the Consolidated Financial Statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1: GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended April 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013 (“fiscal year 2012”). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, the “Company”). All intercompany amounts and transactions have been eliminated.

The accompanying Consolidated Balance Sheet as of January 28, 2012 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 28, 2012.

The Company’s operations consist of Saks Fifth Avenue (“SFA”), SFA’s e-commerce operations (“Saks Direct”), and Saks Fifth Avenue OFF 5TH (“OFF 5TH”).

Net Sales

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold, and breakage income from unredeemed gift cards. Sales of merchandise from the Company’s retail stores are recognized at the time customers provide a satisfactory form of payment and take delivery of the merchandise. Sales of merchandise from Saks Direct are recognized upon estimated receipt of merchandise by the customer. Revenue associated with gift cards is recognized upon redemption of the card. The Company estimates the amount of goods that will be returned for a refund and reduces sales and gross margin by that amount. Commissions from leased departments included in net sales were $11,114 and $8,726 for the three months ended April 28, 2012, and April 30, 2011, respectively. Leased department sales were $76,645 and $63,415 for the three months ended April 28, 2012 and April 30, 2011, respectively, and were excluded from net sales.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $183,695, $195,449 and $192,786 as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Income earned on cash equivalents was $190 and $244 for the three months ended April 28, 2012 and April 30, 2011, respectively, and is included in other income on the accompanying Consolidated Statements of Income.

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

During the three months ended April 28, 2012, the Company incurred charges of $310 primarily related to final expenses associated with the Saks Fifth Avenue Pittsburgh store closing. During the three months ended April 30, 2011, the Company incurred store closing costs of $2,868 primarily due to a lease termination fee for the relocation of its Hilton Head OFF 5TH store.

Segment Reporting

SFA, Saks Direct, and OFF 5TH have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting literature.

Fair Value Measurements

As of April 28, 2012 and April 30, 2011, the Company had no financial assets or liabilities measured at fair value on a recurring basis. The carrying value of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses as of April 28, 2012, January 28, 2012, and April 30, 2011 approximates their fair value due to the short-term nature of these financial instruments. See Note 5 for fair value disclosures related to the Company’s long-term debt.

Operating Leases

The Company leases the land or the land and building at many of its stores, as well as its distribution centers, administrative facilities, and certain equipment. Most of these leases are classified as operating leases. Most of the Company’s lease agreements include renewal periods at the Company’s option. Store lease agreements generally include rent holidays, rent escalation clauses, and contingent rent provisions that require additional payments based on a percentage of sales in excess of specified levels. Contingent rental payments are recognized when the Company determines that it is probable that the specified levels will be reached during the fiscal year. For leases that contain rent holiday periods and scheduled rent increases, the Company recognizes rent expense on a straight-line basis over the lease term from the date the Company takes possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent. Tenant improvement allowances and other lease incentives are recorded as deferred rent liabilities and are recognized on a straight–line basis over the life of the lease. As of April 28, 2012, January 28, 2012, and April 30, 2011 deferred rent liabilities were $70,812, $66,524, and $61,201, respectively. These amounts are included in other long-term liabilities on the Consolidated Balance Sheets.

Gift Cards

The Company sells gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized and a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards was $26,258, $28,933, and $28,663 as of April 28, 2012, January 28, 2012, and April 30, 2011, respectively and is included in accrued expenses on the Consolidated Balance Sheets.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires reporting entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB indefinitely deferred certain provisions of ASU 2011-05 related to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. Effective January 29, 2012, the Company adopted the applicable portions of ASU 2011-05. The adoption did not affect the consolidated financial position, results of operations, or cash flows of the Company.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements. Effective January 29, 2012, the Company adopted ASU 2011-04. The adoption of ASU 2011-04 resulted in additional disclosures but did not affect the consolidated financial position, results of operations, or cash flows of the Company.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 enhances disclosure requirements regarding financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 requires disclosure of both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements in accordance with U.S. GAAP and those entities that prepare their financial statements in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU 2011-11 will not affect the consolidated financial position, results of operations or cash flows of the Company.

NOTE 3: INCOME TAXES

The effective income tax rate for the three-month period ended April 28, 2012 was 42.9% as compared to 39.3% for the three-month period ended April 30, 2011. The increase in the effective tax rate for the three months ended April 28, 2012 is primarily due to the write-off of a deferred tax asset associated with non-deductible compensation and an increase in state tax expense.

A reconciliation of the Company’s income tax expense for the three months ended April 28, 2012 and April 30, 2011 is as follows:

	Three Months Ended
	April 28, 2012	April 30, 2011
Expected federal income taxes at statutory rate of 35%	$19,709	$16,391
State and local income taxes, net of federal benefit	4,026	2,811
Valuation allowance adjustment related to state net operating losses	(465)	(710)
Effect of tax reserve adjustments	(385)	(116)
Non-deductible compensation	1,152	—
Other, net	130	46

Income tax expense	$24,167	$18,422

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

The Company files a consolidated U.S. federal income tax return as well as state tax returns in multiple state jurisdictions. The Company has completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through February 2, 2008. With respect to the state and local jurisdictions, the Company has completed examinations in many jurisdictions through the same period and beyond and currently has examinations in progress in several jurisdictions.

The Company’s Consolidated Balance Sheet as of April 28, 2012 includes a gross deferred tax asset of $101,991 related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $18,752 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance in the amount of $18,752 has been established. The Company evaluates the realizability of its deferred tax assets on a quarterly basis. The Company will continue to assess the need for a valuation allowance in the future. If future results are less than or more than projected or tax planning strategies are no longer viable, then changes to valuation allowances may be required which could have a material impact on the Company’s results of operations in the period in which it is recorded.

NOTE 4: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. For the three months ended April 28, 2012 and April 30, 2011, the computations of diluted EPS assume that the Company’s convertible notes would be settled in shares of common stock. Diluted EPS is computed by adjusting: (i) the income available to common shareholders for the amount of interest expense recognized related to the convertible notes, and (ii) the weighted-average number of common shares outstanding to assume conversion of the Company’s convertible notes and the issuance of all other potential common shares, if the effect is dilutive. The following table sets forth the computations of basic and diluted EPS for the three months ended April 28, 2012 and April 30, 2011:

	Three Months Ended
	April 28, 2012			April 30, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$32,145	154,678	$0.21	$28,409	156,402	$0.18
Effect of dilutive potential common shares	4,155	44,465	(0.03)	3,984	45,162	(0.02)

Diluted EPS	$36,300	199,143	$0.18	$32,393	201,564	$0.16

For the three-month periods ended April 28, 2012 and April 30, 2011, the computations of diluted EPS include the effects of 40,889 shares that could be issued upon the conversion of the Company’s convertible notes and the related interest expense, net of tax, of $4,155 and $3,984, respectively, as the effect is dilutive. As of April 28, 2012 and April 30, 2011, there were 1,279 and 1,340 stock options, respectively, that were excluded from the computations of diluted EPS because the exercise prices of the stock options exceed the average market price of the Company’s common stock for the period. As of April 30, 2011, there were 19,219 written call options that were excluded from the computation of diluted EPS because the exercise price of the options exceeded the average market price of the Company’s common stock for the period. The written call options expired during 2011. These options represent the number of instruments outstanding at the end of the period and application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 5: DEBT

A summary of long-term debt and capital lease obligations is as follows:

	April 28, 2012		January 28, 2012		April 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes 9.875%, matured fiscal year 2011	$—	$—	$—	$—	$141,557	$146,186
Notes 7.00%, maturing fiscal year 2013	2,125	2,146	2,125	2,183	2,125	2,268
Convertible notes 7.50%, maturing fiscal year 2013, net (1)	110,832	256,730	109,549	228,592	105,908	278,022
Convertible notes 2.00%, maturing fiscal year 2024, net (2)	212,968	247,768	210,840	234,894	204,649	248,402
Capital lease obligations (3)	55,802	n/a	52,920	n/a	56,942	n/a

Total debt	381,727	506,644	375,434	465,669	511,181	674,878

Less current portion:
Notes 9.875%, matured fiscal year 2011	—	—	—	—	(141,557)	(146,186)
Capital lease obligations (3)	(8,744)	n/a	(7,472)	n/a	(6,624)	n/a

Current portion of long-term debt	(8,744)	—	(7,472)	—	(148,181)	(146,186)

Long-term debt	$372,983	$506,644	$367,962	$465,669	$363,000	$528,692

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $9,168, $10,451, and $14,092 as of April 28, 2012, January 28, 2012, and April 30, 2011, respectively.
(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $17,032, $19,160, and $25,351 as of April 28, 2012, January 28, 2012, and April 30, 2011, respectively.
(3)	Disclosure regarding fair value of capital leases is not required.

The fair values of the Company’s debt instruments are classified as Level 2 within the fair value hierarchy and were determined based on recently reported market transactions for the identical liability when traded as an asset or pricing information obtained from a third-party financial institution. The inputs and assumptions used in the pricing models of the financial institution are primarily derived from market-observable sources.

Revolving Credit Facility

The Company has a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The availability is based primarily on current levels of inventory, less outstanding letters of credit.

In March 2011, the Company entered into an amendment to its existing revolving credit agreement. The amendment extended the maturity date of this facility from November 23, 2013 to March 29, 2016 and revised certain terms of the existing revolving credit facility. The maximum committed borrowing capacity of the amended facility remains at $500,000. Fees incurred associated with the amendment to the revolving credit agreement were $2,961. As of April 28, 2012, the Company had no direct outstanding borrowings under the facility and had letters of credit outstanding of $5,787.

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

(Unaudited)

spread minus 0.50% (for documentary or commercial letters of credit). The Company also pays an unused line fee ranging from 0.38% to 0.50% per annum on the average daily unused revolver.

During periods in which availability under the agreement is $62,500 or more, the Company is not subject to financial covenants. If and when availability under the agreement decreases to less than $62,500, the Company will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There is no debt rating trigger. As of April 28, 2012, the Company was not subject to the minimum fixed charge coverage ratio. The credit agreement contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the credit agreement if a default were to occur in another debt instrument resulting in the acceleration of more than $20,000 of principal under that other instrument.

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

Senior Notes

As of April 28, 2012, the Company had $2,125 of unsecured senior notes outstanding that mature in 2013 with an interest rate of 7.0%. The senior notes are guaranteed by all of the subsidiaries that guarantee the Company’s revolving credit facility. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of the senior notes require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-rating triggers.

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

2.0% Convertible Senior Notes

The Company issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and, in certain circumstances, allow the holders to convert the notes to shares of the Company’s common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

subject to an anti-dilution adjustment. The holders may put the debt back to the Company in 2014 or 2019 and the debt became callable at the option of the Company on March 21, 2011. The Company can settle a conversion of the notes with shares, cash or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: (i) if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of April 28, 2012, none of the conversion criteria were met.

In connection with the issuance of the 2.0% Convertible Notes, the Company entered into a convertible note hedge and written call options on its common stock to reduce the Company’s exposure to dilution from the conversion of the 2.0% Convertible Notes. These transactions were accounted for as a net reduction of shareholders’ equity of $25,000 in 2004. Both the convertible note hedge and written call options expired during 2011.

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

NOTE 6: EMPLOYEE BENEFIT PLANS

The Company sponsors a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) principally benefiting former employees of the Company. Effective January 1, 2007, the Company amended the Pension Plan, suspending future benefit accruals for all participants, except certain participants who as of December 31, 2006 had attained age 55, completed 10 years of credited service, and who are not considered to be highly compensated employees. Effective March 13, 2009, the Company amended the Pension Plan, suspending future benefit accruals for all remaining participants. The Company funds the Pension Plan in accordance with regulatory funding requirements. The components of net periodic benefit cost related to the Pension Plan and SERP for the three months ended April 28, 2012 and April 30, 2011 were as follows:

	Three Months Ended
	April 28, 2012	April 30, 2011
Interest cost	$1,309	$1,700
Expected return on plan assets	(1,723)	(2,100)
Amortization of net loss	726	579

Net periodic benefit cost	$312	$179

The Company contributed $928 to the Pension Plan during the three months ended April 28, 2012 and expects additional funding requirements of approximately $3,450 for the remainder of fiscal year 2012.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 7: SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the three months ended April 28, 2012:

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (1)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 28, 2012	160,043	$16,004	$1,296,191	$(50,706)	$(54,705)	$1,206,784
Net income				32,145		32,145
Other comprehensive income, net of tax					437	437
Issuance of common stock	39	4	210			214
Net activity under stock compensation plans	1,806	181	(181)			—
Shares withheld for employee taxes	(1,336)	(134)	(15,507)			(15,641)
Income tax effect of stock compensation plans			8,316			8,316
Stock-based compensation			4,391			4,391
Deferred tax adjustment related to convertible notes			769			769

Balance at April 28, 2012	160,552	$16,055	$1,294,189	$(18,561)	$(54,268)	$1,237,415

(1)	Accumulated Other Comprehensive Loss is composed of net gains and losses associated with the Company’s defined benefit plans.

The Company has a share repurchase program that authorizes it to purchase shares of the Company’s common stock. There were no shares repurchased during the three months ended April 28, 2012 and April 30, 2011. As of April 28, 2012, there were 29,172 shares remaining available for repurchase under the Company’s share repurchase program.

NOTE 8: STOCK-BASED COMPENSATION

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

Total pre-tax stock-based compensation expense for the three months ended April 28, 2012 and April 30, 2011 was approximately $4,391 and $4,160, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

Income Taxes

The Company is routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. As of April 28, 2012, certain state sales and use tax examinations were ongoing. Based on annual evaluations of tax filing positions, the Company believes it has adequately accrued for its income tax exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

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

(Unaudited)

NOTE 10: CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (1) Saks Incorporated and (2) on a combined basis, the guarantors of Saks Incorporated’s senior notes (which are all of the 100%-owned subsidiaries of Saks Incorporated).

The condensed consolidating financial statements presented as of and for the three months ended April 28, 2012 and April 30, 2011, and as of January 28, 2012 reflect the legal entity compositions at the respective dates.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under the Company’s revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There is also a management fee arrangement among Saks Incorporated and its subsidiaries. As of April 28, 2012, Saks Incorporated was the sole obligor for the majority of the Company’s long-term debt.

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 28, 2012

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$183,695	$5,337		$189,032
Merchandise inventories		793,517		793,517
Other current assets		101,855		101,855
Deferred income taxes, net		76,734		76,734

Total current assets	183,695	977,443	—	1,161,138
Property and equipment, net		867,668		867,668
Deferred income taxes, net	108,055	26,617		134,672
Other assets	8,992	16,723		25,715
Investment in and advances to subsidiaries	1,267,570		$(1,267,570)	—

TOTAL ASSETS	$1,568,312	$1,888,451	$(1,267,570)	$2,189,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$155,046		$155,046
Accrued expenses and other current liabilities	$4,972	252,295		257,267
Current portion of long-term debt		8,744		8,744

Total current liabilities	4,972	416,085	—	421,057

Long-term debt	325,925	47,058		372,983
Other long-term liabilities		157,738		157,738
Investment by and advances from parent		1,267,570	$(1,267,570)	—
Shareholders’ equity	1,237,415			1,237,415

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,568,312	$1,888,451	$(1,267,570)	$2,189,193

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED APRIL 28, 2012

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$753,607		$753,607
Cost of sales (excluding depreciation and amortization)		419,142		419,142

Gross margin	—	334,465	—	334,465
Selling, general and administrative expenses	$398	189,626		190,024
Other operating expenses	5	78,384		78,389
Store pre-opening costs		846		846
Impairments and dispositions		310		310

Operating income (loss)	(403)	65,299	—	64,896
Equity in earnings of subsidiaries	36,740		$(36,740)	—
Interest expense	(7,958)	(1,449)		(9,407)
Other income, net	823			823

INCOME BEFORE INCOME TAXES	29,202	63,850	(36,740)	56,312

Provision (benefit) for income taxes	(2,943)	27,110		24,167

NET INCOME	$32,145	$36,740	$(36,740)	$32,145

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED APRIL 28, 2012

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$32,145	$36,740	$(36,740)	$32,145
Other comprehensive income:
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost, net of tax benefit of $289		437		437

Other comprehensive income, net of tax	—	437	—	437

COMPREHENSIVE INCOME	$32,145	$37,177	$(36,740)	$32,582

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 28, 2012

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$32,145	$36,740	$(36,740)	$32,145

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(36,740)		36,740	—
Depreciation and amortization		28,850		28,850
Stock-based compensation		4,391		4,391
Amortization of discount on convertible notes	3,411			3,411
Deferred income taxes	(567)	15,567		15,000
Impairments and dispositions		(180)		(180)
Excess tax benefit from stock-based compensation		(8,644)		(8,644)
Changes in operating assets and liabilities, net	4,218	(76,804)		(72,586)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,467	(80)	—	2,387

INVESTING ACTIVITIES
Purchases of property and equipment		(20,760)		(20,760)
Proceeds from the sale of property and equipment		172		172

NET CASH USED IN INVESTING ACTIVITIES	—	(20,588)	—	(20,588)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	(14,435)	14,435		—
Payments of capital lease obligations		(1,801)		(1,801)
Excess tax benefit from stock-based compensation		8,644		8,644
Net proceeds from the issuance of common stock	214			214

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,221)	21,278	—	7,057

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,754)	610		(11,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195,449	4,727		200,176

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$183,695	$5,337	$—	$189,032

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$192,786	$9,197		$201,983
Merchandise inventories		732,212		732,212
Other current assets		144,602		144,602
Deferred income taxes, net		58,849		58,849

Total current assets	192,786	944,860	—	1,137,646
Property and equipment, net		881,265		881,265
Deferred income taxes, net	93,189	69,261		162,450
Other assets	12,171	17,574		29,745
Investment in and advances to subsidiaries	1,347,593		$(1,347,593)	—

TOTAL ASSETS	$1,645,739	$1,912,960	$(1,347,593)	$2,211,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$146,258		$146,258
Accrued expenses and other current liabilities	$6,639	225,876		232,515
Current portion of long-term debt	141,557	6,624		148,181

Total current liabilities	148,196	378,758	—	526,954
Long-term debt	312,682	50,318		363,000
Other long-term liabilities		136,291		136,291
Investment by and advances from parent		1,347,593	$(1,347,593)	—
Shareholders’ equity	1,184,861			1,184,861

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,645,739	$1,912,960	$(1,347,593)	$2,211,106

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED APRIL 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$725,998		$725,998
Cost of sales (excluding depreciation and amortization)		406,064		406,064

Gross margin	—	319,934	—	319,934

Selling, general and administrative expenses	$371	178,000		178,371
Other operating expenses	5	78,123		78,128
Store pre-opening costs		134		134
Impairments and dispositions		2,868		2,868

Operating income (loss)	(376)	60,809	—	60,433

Equity in earnings of subsidiaries	35,758		$(35,758)	—
Interest expense	(12,076)	(1,520)		(13,596)
Loss on extinguishment of debt	(539)			(539)
Other income, net	533			533

INCOME BEFORE INCOME TAXES	23,300	59,289	(35,758)	46,831

Provision (benefit) for income taxes	(5,109)	23,531		18,422

NET INCOME	$28,409	$35,758	$(35,758)	$28,409

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED APRIL 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$28,409	$35,758	$(35,758)	$28,409
Other comprehensive income:
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost, net of tax benefit of $231		348		348

Other comprehensive income, net of tax	—	348	—	348

COMPREHENSIVE INCOME	$28,409	$36,106	$(35,758)	$28,757

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$28,409	$35,758	$(35,758)	$28,409

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(35,758)		35,758	—
Loss on extinguishment of debt	539			539
Depreciation and amortization		29,224		29,224
Stock-based compensation		4,160		4,160
Amortization of discount on convertible notes	3,131			3,131
Deferred income taxes	(377)	17,295		16,918
Impairments and dispositions		(51)		(51)
Excess tax benefit from stock-based compensation		(656)		(656)
Gain on sale of property and equipment		(156)		(156)
Changes in operating assets and liabilities, net	(1,481)	(58,169)		(59,650)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,537)	27,405	—	21,868

INVESTING ACTIVITIES
Purchases of property and equipment		(12,095)		(12,095)
Proceeds from the sale of property and equipment		156		156

NET CASH USED IN INVESTING ACTIVITIES	—	(11,939)	—	(11,939)

FINANCING ACTIVITIES
Intercompany borrowings, contributions and distributions	13,264	(13,264)		—
Payments of long-term debt	(2,438)			(2,438)
Payments of capital lease obligations		(1,520)		(1,520)
Payment of financing fees	(2,961)			(2,961)
Excess tax benefit from stock-based compensation		656		656
Net proceeds from the issuance of common stock	451			451

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,316	(14,128)	—	(5,812)

INCREASE IN CASH AND CASH EQUIVALENTS	2,779	1,338		4,117
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	190,007	7,859		197,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,786	$9,197	$—	$201,983

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AT JANUARY 28, 2012

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$195,449	$4,727		$200,176
Merchandise inventories		721,887		721,887
Other current assets		78,139		78,139
Deferred income taxes, net		85,472		85,472

Total current assets	195,449	890,225	—	1,085,674

Property and equipment, net		875,431		875,431
Deferred income taxes, net	104,343	36,112		140,455
Other assets	12,171	14,734		26,905
Investment in and advances to subsidiaries	1,221,270		$(1,221,270)	—

TOTAL ASSETS	$1,533,233	$1,816,502	$(1,221,270)	$2,128,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$115,893		$115,893
Accrued expenses and other current liabilities	$3,935	269,412		273,347
Current portion of long-term debt		7,472		7,472

Total current liabilities	3,935	392,777	—	396,712

Long-term debt	322,514	45,448		367,962
Other long-term liabilities		157,007		157,007
Investment by and advances from parent		1,221,270	$(1,221,270)	—
Shareholders’ equity	1,206,784			1,206,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,533,233	$1,816,502	$(1,221,270)	$2,128,465

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis (“MD&A”) is intended to provide an analytical view of the business from management’s perspective of operating the business and has the following components:

¡	Management’s Overview
¡	Results of Operations
¡	Liquidity and Capital Resources
¡	Contractual Obligations and Off-Balance Sheet Arrangements
¡	Critical Accounting Policies and Estimates

MD&A should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report.

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (together the “Company”) consist of Saks Fifth Avenue (“SFA”) stores and SFA e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”). The Company is an omni-channel luxury retailer offering a wide assortment of distinctive fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is intended to be the premier luxury off-price retailer in the United States. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of April 28, 2012, the Company operated 45 SFA stores with a total of approximately 5.4 million square feet and 61 OFF 5TH stores with a total of approximately 1.8 million square feet.

FINANCIAL PERFORMANCE SUMMARY

For the first quarter ended April 28, 2012, the Company recorded net income of $32.1 million, or $0.18 per diluted share. The results included after-tax charges of $0.6 million, or $0.01 per share, composed of $0.4 million of pre-opening costs associated with the Company’s new fulfillment center opening in Tennessee in August 2012 and $0.2 million of final expenses related to the Saks Fifth Avenue Pittsburgh store closing.

For the first quarter ended April 30, 2011, the Company recorded net income of $28.4 million, or $0.16 per diluted share. The results included after-tax charges of $1.8 million, or $0.01 per share, of store closing costs primarily related to the lease termination charge incurred in connection with the relocation of the Hilton Head OFF 5TH store and a $0.3 million loss on extinguishment of debt related to the early retirement of the $1.9 million 7.375% senior notes.

The Company believes that an understanding of its reported financial condition and results of operations is not complete without considering the effect of all other components of MD&A included herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, selected items from the Company’s Consolidated Statements of Income, expressed as percentages of net sales (numbers may not total due to rounding):

	Three Months Ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of sales	55.6	55.9

Gross margin	44.4	44.1

Selling, general & administrative expenses	25.2	24.6
Other operating expenses	10.5	10.8
Impairments and dispositions	0.0	0.4

Operating income	8.6	8.3

Interest expense	(1.2)	(1.9)
Loss on extinguishment of debt	—	(0.1)
Other income, net	0.1	0.1

Income before income taxes	7.5	6.5

Provision for income taxes	3.2	2.5

Net income	4.3%	3.9%

THREE MONTHS ENDED APRIL 28, 2012 COMPARED TO THREE MONTHS ENDED APRIL 30, 2011

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income for the three-month period ended from April 30, 2011 to April 28, 2012:

(In millions)	Total Company
For the three months ended April 30, 2011	$60.4

Store sales and margin	14.6
Operating expenses	(12.7)
Impairments and dispositions	2.6

Increase	4.5

For the three months ended April 28, 2012	$64.9

For the three months ended April 28, 2012, the Company’s operating income was $64.9 million compared to operating income of $60.4 million in the same period last year. The $4.5 million improvement in operating income for the quarter was primarily driven by a 4.8% increase in comparable store sales as well as a 30 basis points improvement in the period-over-period gross margin rate resulting from increased full-price selling.

NET SALES

For the three months ended April 28, 2012, total net sales increased 3.8% to $753.6 million from $726.0 million for the three months ended April 30, 2011. Comparable store sales increased $33.5 million, or 4.8%, from $697.3 million for the three months ended April 30, 2011 to $730.8 million for the three months ended April 28, 2012.

Comparable store sales are calculated on a rolling 13-month basis. Thus, to be included in the comparison, a store must be open for 13 months. The additional month is used to transition the first month impact of a new store opening. Correspondingly, closed stores are removed from the comparable store sales comparison when they begin liquidating merchandise. Expanded or remodeled stores are included in the comparable store sales comparison.

GROSS MARGIN

For the three months ended April 28, 2012, gross margin was $334.5 million, or 44.4% of net sales, compared to $319.9 million, or 44.1% of net sales, for the three months ended April 30, 2011. The Company’s gross margin rate increased 30 basis points in the quarter primarily as a result of increased full-price selling compared to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended April 28, 2012, SG&A was $190.0 million, or 25.2% of net sales, compared to $178.4 million, or 24.6% of net sales, for the three months ended April 30, 2011. The period-over-period increase was primarily the result of higher variable costs associated with the $27.6 million sales increase for the period and targeted investment spending to support growth areas such as Saks Direct and other omni-channel initiatives.

OTHER OPERATING EXPENSES

For the three months ended April 28, 2012, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $79.2 million, or 10.5% of net sales, compared to $78.3 million, or 10.8% of net sales, for the three months ended April 30, 2011. As a percentage of sales, other operating expenses improved by 30 basis points year-over-year. The increase in operating expenses of $0.9 million was principally driven by increases in property and equipment rentals of $0.8 million and store pre-opening costs of $0.7 million which were partially offset by lower depreciation and amortization.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended April 28, 2012, impairment and disposition costs were $0.3 million compared to $2.9 million for the three months ended April 30, 2011. The current period charge was primarily due to the final expenses related to the Saks Fifth Avenue Pittsburgh store closing. The prior year charges were primarily driven by a lease termination charge incurred in connection with the relocation of the Hilton Head OFF 5th store.

INTEREST EXPENSE

For the three months ended April 28, 2012, interest expense was $9.4 million, or 1.2% of net sales, compared to $13.6 million, or 1.9% of net sales, for the three months ended April 30, 2011. The decrease of $4.2 million was primarily due to the extinguishment of $141.6 million of the 9.875% senior notes that matured in October 2011. Non-cash interest expense associated with the amortization of the debt discount on the Company’s convertible notes was $3.4 million and $3.1 million for the three months ended April 28, 2012 and April 30, 2011, respectively.

INCOME TAXES

The effective income tax rate for the three-month periods ended April 28, 2012 and April 30, 2011 was 42.9% and 39.3%, respectively. The increase in the effective tax rate for the three months ended April 28, 2012 is primarily due to the write-off of a deferred tax asset associated with non-deductible compensation and an increase in state tax expense.

The Company’s Consolidated Balance Sheet as of April 28, 2012 includes a gross deferred tax asset of $102.0 million related to U.S. federal and state net operating loss (“NOL”) and alternative minimum tax credit carryforwards. The majority of the NOL carryforward is a result of the NOLs incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. The Company has concluded, based on the weight of all available positive and negative evidence, that all but $18.8 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance in the amount of $18.8 million has been established.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash provided by operating activities was $2.4 million for the three months ended April 28, 2012 and $21.9 million for the three months ended April 30, 2011. Cash provided by operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $19.5 million decrease is primarily due to changes in working capital.

Net cash used in investing activities was $20.6 million for the three months ended April 28, 2012 and $11.9 million for the three months ended April 30, 2011. Cash used in investing activities primarily relates to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $8.7 million increase in cash used in investing activities is related to an increase in capital expenditures for the period.

Net cash provided by financing activities was $7.1 million for the three months ended April 28, 2012 and net cash used in financing activities was $5.8 million for the three months ended April 30, 2011. The $12.9 million change in cash flows from financing activities is primarily due to an $8.0 million increase in excess tax benefits from stock-based compensation. Additionally, there were $3.0 million of financing fees and $2.4 million of long-term debt payments made in the prior year related to the amendment of the Company’s revolving credit facility and the redemption of the Company’s 7.375% senior notes. There were no such payments in the current period.

CASH BALANCES AND LIQUIDITY

The Company’s primary sources of short-term liquidity are cash on hand and availability under its $500.0 million revolving credit facility. As of April 28, 2012 and April 30, 2011, the Company maintained cash and cash equivalent balances of $189.0 million and $202.0 million, respectively. Exclusive of $5.3 million and $9.2 million of store operating cash as of April 28, 2012 and April 30, 2011, respectively, cash was invested primarily in money market funds, demand deposits, and time deposits.

The primary needs for cash are to fund operations, acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores, invest in technology and distribution centers and service debt. Additionally, the Company began a multi-year transformation of its information technology systems that will result in the migration of its existing merchandising, finance, and human resources systems to an enterprise-wide systems solution. The Company anticipates that working capital requirements related to existing stores, store renovations and capital expenditures will be funded through cash on hand, cash provided by operations, and the revolving credit facility.

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

CAPITAL STRUCTURE

The Company continuously evaluates its debt-to-capitalization ratio in light of business and economic trends, interest rate levels, and the terms, conditions and availability of capital in the capital markets. As of April 28, 2012, the Company’s capital and financing structure consisted of a revolving credit facility, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. As of April 28, 2012, total funded debt (including the equity component of the convertible notes) was $407.9 million, representing a decrease of $142.7 million from the balance of $550.6 million at April 30, 2011. This decrease in debt was primarily the result of the maturity of $141.6 million of the Company’s 9.875% senior notes in October 2011. Additionally, the Company’s debt-to-capitalization ratio decreased to 25.2% as of April 28, 2012 from 32.5% as of April 30, 2011.

Revolving Credit Facility

The Company has a $500.0 million revolving credit facility that matures in March 2016 and is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. As the Company’s inventory levels fluctuate, these changes may, at times, cause the borrowing capacity to fall below the stated $500.0 million maximum. There are no debt ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that the Company is subject to only if availability under the facility is less than $62.5 million. As of April 28, 2012, the Company was not subject to the fixed charge coverage ratio requirement as its availability under the facility exceeded $62.5 million. Based on the inventory and credit card receivables balances as of April 28, 2012, the Company had $494.2 million of availability under the facility, after deducting outstanding letters of credit of $5.8 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of more than $20.0 million in that other instrument. As of April 28, 2012, the Company had no direct outstanding borrowings under the revolving credit facility.

Senior Notes

Excluding the convertible notes, as of April 28, 2012, the Company had $2.1 million of senior notes outstanding that mature in 2013 with an interest rate of 7.0%. The terms of the senior notes call for all principal to be repaid at maturity and places limitations on the amount of secured indebtedness the Company may incur. There are no financial covenants or debt-ratings-based provisions associated with these notes. The Company believes it will have sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to repay the senior notes at maturity.

7.5% Convertible Notes

As of April 28, 2012, the Company had $120.0 million of convertible notes outstanding that bear cash interest semiannually at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of the Company’s common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. The Company can settle a conversion with shares, cash, or a combination thereof at its discretion.

Upon issuance of the convertible notes, the Company estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13.0% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $9.2 million is being accreted to interest expense over the remaining 1.6 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

2.0% Convertible Senior Notes

As of April 28, 2012, the Company had $230.0 million of convertible senior notes outstanding that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of the Company’s common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to the Company in 2014 or 2019 and the convertible notes became callable at the option of the Company beginning on March 21, 2011. The Company can settle a conversion of the notes with shares, cash, or a combination thereof at its discretion. The holders may convert the notes at the following times, among others: (i) if the Company’s share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the convertible notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving the Company. As of April 28, 2012, none of the criteria were met.

The Company estimated the fair value of the liability component, as of the date of issuance, of its 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the convertible notes have put options in 2014 and 2019, the debt instrument is being accreted to par value using the effective interest method from issuance until the first put date in 2014, resulting in an increase in non-cash interest expense. The current unamortized discount of $17.0 million will be recognized over the remaining 1.9 year period.

The Company believes it will have sufficient cash on hand, availability under its revolving credit facility, and access to various capital markets to retire both convertible notes at maturity.

Capital Leases

As of April 28, 2012, the Company had $55.8 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require the Company to make periodic lease payments, aggregating between approximately $6.0 million and $9.0 million per year, excluding interest payments.

Pension Plan

The Company is obligated to fund a defined-benefit cash balance pension plan. The Company’s current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. The Company amended the

Saks Fifth Avenue Pension Plan (“Pension Plan”) during 2006, freezing benefit accruals for all participants except those who have attained age 55 and completed 10 years of credited service as of January 1, 2007, who are considered to be non-highly compensated employees. In January 2009, the Company suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. The Company contributed $0.9 million to the Pension Plan during the three months ended April 28, 2012 and expects additional funding requirements of approximately $3.5 million for the remainder of fiscal year 2012.

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

There were no other material changes in the Company’s contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended April 28, 2012. For additional information regarding the Company’s contractual obligations as of January 28, 2012, see the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the Company’s critical accounting policies and estimates is included in the Management Discussion and Analysis section of the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2012.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 enhances disclosure requirements regarding financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 requires disclosure of both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements in accordance with U.S. GAAP and those entities that prepare their financial statements in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU 2011-11 will not affect the consolidated financial position, results of operations or cash flows of the Company.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires reporting entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB indefinitely deferred certain provisions of ASU 2011-05 related to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. Effective January 29, 2012, the Company adopted the applicable portions of ASU 2011-05. The adoption did not affect the consolidated financial position, results of operations, or cash flows of the Company.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements. Effective January 29, 2012, the Company adopted ASU 2011-04. The adoption of ASU 2011-04 resulted in additional disclosures but did not affect the consolidated financial position, results of operations, or cash flows of the Company.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for luxury apparel and other merchandise carried by the Company and its ability to respond quickly to consumer trends; macroeconomic conditions and their effect on consumer spending; the Company’s ability to secure adequate financing; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of the Company’s proprietary credit card strategic alliance with HSBC Bank Nevada, N.A.; geo-political risks; the performance of the financial markets; changes in interest rates; and fluctuations in foreign currency. For additional information regarding these and other risk factors, please refer to the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission, which may be accessed through the Internet at www.sec.gov.

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

Based on the Company’s market risk sensitive instruments outstanding at April 28, 2012, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations, or cash flows as of such date.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to the Company’s internal control over financial reporting that occurred during the three months ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item is incorporated by reference to “Part I – Financial Information, Note 9 – Contingencies – Legal Contingencies.”

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 28, 2012 the Company did not sell any equity securities which were not registered under the Securities Act.

The Company has a share repurchase program that authorizes it to purchase up to 70.0 million shares of the Company’s common stock. The Company did not repurchase and retire any shares of common stock during the three months ended April 28, 2012. As of April 28, 2012, approximately 29.2 million shares remained available for repurchase under the Company’s share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number		Exhibit Description
10.1	#

Form of Employment Agreement for Executive Officers (executed by Jennifer de Winter and Denise Incandela) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 6, 2007); Form of Amendment to Employment Agreement for Executive Officers (executed by Jennifer de Winter and Denise Incandela) (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on March 18, 2011); Form of Amendment to Employment Agreement for Executive Officers (executed by Jennifer de Winter and Denise Incandela) (to comply with IRC 409A) (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 18, 2011)

31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	XBRL Instance Document

101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement

*	Filed herewith

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

Saks Incorporated (Registrant)

	By:	/s/ Kevin G. Wills
Kevin G. Wills
Date: May 31, 2012		On behalf of registrant and as Executive Vice President and Chief Financial Officer (Principal Financial Officer)