Form 10-Q
period 2012-07-28
SAKS INC
filed 2012-08-29
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

As of August 22, 2012, the number of shares of the registrant’s common stock outstanding was 152,706,491.

SAKS INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	July 28, 2012	January 28, 2012	July 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$138,981	$200,176	$293,977
Merchandise inventories	749,087	721,887	689,223
Other current assets	86,852	78,139	83,492
Deferred income taxes, net	99,407	85,472	66,434

Total current assets	1,074,327	1,085,674	1,133,126

Property and equipment, net	872,070	875,431	872,372
Deferred income taxes, net	121,602	140,455	161,070
Other assets	24,816	26,905	28,583

TOTAL ASSETS	$2,092,815	$2,128,465	$2,195,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$132,990	$115,893	$143,593
Accrued expenses	222,214	208,795	186,783
Accrued compensation and other related items	41,779	64,552	33,295
Current portion of long-term debt	8,905	7,472	148,464

Total current liabilities	405,888	396,712	512,135

Long-term debt	374,348	367,962	364,132
Other long-term liabilities	161,389	157,007	138,050

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value- 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.10 par value- 500,000 shares authorized; 152,677, 160,043, and 163,466 shares issued and outstanding as of July 28, 2012, January 28, 2012, and July 30, 2011, respectively.	15,267	16,004	16,347
Additional paid-in capital	1,220,634	1,296,191	1,316,035
Accumulated other comprehensive loss	(53,853)	(54,705)	(46,091)
Accumulated deficit	(30,858)	(50,706)	(105,457)

Total shareholders’ equity	1,151,190	1,206,784	1,180,834

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,092,815	$2,128,465	$2,195,151

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
NET SALES	$704,115	$670,180	$1,457,722	$1,396,178
Cost of sales (excluding depreciation and amortization)	442,034	415,635	861,176	821,699

Gross margin	262,081	254,545	596,546	574,479

Selling, general and administrative expenses	190,730	183,444	380,754	361,815
Other operating expenses:
Property and equipment rentals	26,082	24,896	52,243	50,237
Depreciation and amortization	30,222	28,868	59,072	58,092
Taxes other than income taxes	21,007	20,595	44,385	44,158
Store pre-opening costs	3,217	413	4,063	547
Impairments and dispositions	4,680	166	4,990	3,034

OPERATING INCOME (LOSS)	(13,857)	(3,837)	51,039	56,596

Interest expense	(9,552)	(13,043)	(18,959)	(26,639)
Loss on extinguishment of debt	—	—	—	(539)
Other income, net	624	463	1,447	996

INCOME (LOSS) BEFORE INCOME TAXES	(22,785)	(16,417)	33,527	30,414

Provision (benefit) for income taxes	(10,488)	(8,048)	13,679	10,374

NET INCOME (LOSS)	$(12,297)	$(8,369)	$19,848	$20,040

Earnings (loss) per common share:
Basic	$(0.08)	$(0.05)	$0.13	$0.13
Diluted	$(0.08)	$(0.05)	$0.13	$0.12

Weighted-average common shares:
Basic	151,231	156,733	152,955	156,568
Diluted	151,231	156,733	155,936	160,682

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
NET INCOME (LOSS)	$(12,297)	$(8,369)	$19,848	$20,040

Other comprehensive income:
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost, net of tax (1)	415	329	852	677

Other comprehensive income, net of tax	415	329	852	677

COMPREHENSIVE INCOME (LOSS)	$(11,882)	$(8,040)	$20,700	$20,717

(1)	Net of tax benefits of $274 and $563 for the three and six months ended July 28, 2012, respectively, and $219 and $450 for the three and six months ended July 30, 2011, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six Months Ended
	July 28, 2012	July 30, 2011
OPERATING ACTIVITIES

Net income	$19,848	$20,040

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	539
Depreciation and amortization	59,072	58,092
Stock-based compensation	8,390	8,152
Amortization of discount on convertible notes	6,910	6,324
Deferred income taxes	5,894	11,135
Impairments and dispositions	4,356	(12)
Excess tax benefits from stock-based compensation	(8,949)	(753)
Gain on sale of property and equipment	(180)	(156)
Other non-cash items	1,415	1,127
Changes in operating assets and liabilities:
Merchandise inventories	(27,200)	(17,840)
Other current assets	(8,654)	18,815
Accounts payable and accrued liabilities	(5,217)	23,522
Other operating assets and liabilities	6,457	4,483

NET CASH PROVIDED BY OPERATING ACTIVITIES	62,142	133,468

INVESTING ACTIVITIES
Purchases of property and equipment	(49,768)	(30,153)
Proceeds from the sale of property and equipment	180	156

NET CASH USED IN INVESTING ACTIVITIES	(49,588)	(29,997)

FINANCING ACTIVITIES
Payments of long-term debt	—	(2,438)
Payments of capital lease obligations	(3,906)	(3,174)
Repurchase of common stock	(79,006)	—
Payment of financing fees	—	(2,961)
Excess tax benefits from stock-based compensation	8,949	753
Net proceeds from the issuance of common stock	214	460

NET CASH USED IN FINANCING ACTIVITIES	(73,749)	(7,360)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,195)	96,111
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	200,176	197,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,981	$293,977

See accompanying Notes to the Condensed Consolidated Financial Statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 1: GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended July 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013 (“fiscal year 2012”). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, “we,” “our,” and “us”). All intercompany amounts and transactions have been eliminated. Certain reclassifications were made to prior period amounts to conform to the current year presentation.

The accompanying Consolidated Balance Sheet as of January 28, 2012 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2012.

Our operations consist of Saks Fifth Avenue (“SFA”), SFA’s e-commerce operations (“Saks Direct”), and Saks Fifth Avenue OFF 5TH (“OFF 5TH”).

Net Sales

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold, and breakage income from unredeemed gift cards. Sales of merchandise from our retail stores are recognized at the time customers provide a satisfactory form of payment and take delivery of the merchandise. Sales of merchandise from Saks Direct are recognized upon estimated receipt of merchandise by the customer. Revenue associated with gift cards is recognized upon redemption of the card. We estimate the amount of goods that will be returned for a refund and reduce sales and gross margin by that amount.

Commissions from leased departments included in net sales were $10,605 and $21,719 for the three and six months ended July 28, 2012, respectively, and $8,523 and $17,249 for the three and six months ended July 30, 2011, respectively. Leased department sales were $72,530 and $149,175 for the three and six months ended July 28, 2012, respectively, and $60,647 and $124,062 for the three and six months ended July 30, 2011, respectively, and were excluded from net sales.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $134,718, $195,449 and $284,076 as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Income earned on cash equivalents was $140 and $330 for the three and six months ended July 28, 2012, respectively, and $428 and $672 for the three and six months ended July 30, 2011, respectively, and is included in other income, net on the accompanying Consolidated Statements of Income.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Inventory

Merchandise inventories are stated at the lower of cost or market and include freight, buying, and distribution costs. We record markdowns related to slow moving inventory, ensuring the appropriate inventory valuation. We receive vendor-provided support in different forms. When the vendor provides support for inventory markdowns, we record the support as a reduction to cost of sales. Such support is recorded in the period that the corresponding markdowns are recorded. When we receive inventory-related support that is not designated for markdowns, we include this support as a reduction of the cost of purchases.

Impairments and Dispositions

Impairment and disposition costs include costs associated with store closures, including employee severance and lease termination fees, asset impairment and disposal charges, and other store closure activities. Additionally, impairment and disposition costs include long-lived asset impairment charges related to assets held and used and losses related to asset dispositions made during the normal course of business. We continuously evaluate our real estate portfolio and close underproductive stores in the normal course of business as leases expire or as other circumstances dictate.

During the three months ended July 28, 2012, we incurred asset impairment charges related to held and used assets of $4,292, store closing costs of $324 and losses on the disposal of assets during the normal course of business of $64. For the six months ended July 28, 2012, we incurred the aforementioned asset impairment charges of $4,292, store closing costs of $634 primarily related to final expenses associated with the Saks Fifth Avenue Pittsburgh store closing and losses on the disposal of assets during the normal course of business of $64. During the three months ended July 30, 2011, we incurred an asset impairment charge of $166. For the six months ended July 30, 2011, we incurred store closing costs of $2,868 primarily due to a lease termination fee related to the relocation of our Hilton Head OFF 5TH store as well as the aforementioned asset impairment charge of $166.

Segment Reporting

SFA, Saks Direct, and OFF 5TH have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting literature.

Fair Value Measurements

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses as of July 28, 2012, January 28, 2012, and July 30, 2011 approximates their fair value due to the short-term nature of these financial instruments. See Note 5 for fair value disclosures related to our long-term debt.

Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets. During the three months ended July 28, 2012, long-lived assets held and used with a carrying value of $4,856 were written down to their estimated fair value of $564, resulting in an impairment loss of $4,292, which is included in impairments and dispositions on the Consolidated Statement of Income. The fair values of long-lived assets held and used were determined using an income based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows and discount rates. These inputs are based on assumptions from the perspective of market participants.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

Operating Leases

We lease the land or the land and building at many of our stores, as well as our distribution centers, administrative facilities, and certain equipment. Most of these leases are classified as operating leases. Most of our lease agreements include renewal periods at our option. Store lease agreements generally include rent holidays, rent escalation clauses, and contingent rent provisions that require additional payments based on a percentage of sales in excess of specified levels. Contingent rental payments are recognized when we have determined that it is probable that the specified levels will be reached during the fiscal year. For leases that contain rent holiday periods and scheduled rent increases, we recognize rent expense on a straight-line basis over the lease term from the date we take possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent. Tenant improvement allowances and other lease incentives are recorded as deferred rent liabilities and are recognized on a straight–line basis over the life of the lease. As of July 28, 2012, January 28, 2012, and July 30, 2011 deferred rent liabilities were $77,726, $66,524, and $67,017, respectively. These amounts are included in other long-term liabilities on the Consolidated Balance Sheets.

Gift Cards

We sell gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized and a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards was $25,161, $28,933, and $25,188 as of July 28, 2012, January 28, 2012, and July 30, 2011, respectively and is included in accrued expenses on the Consolidated Balance Sheets.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires reporting entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB indefinitely deferred certain provisions of ASU 2011-05 related to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. Effective January 29, 2012, we adopted the applicable portions of ASU 2011-05. The adoption did not affect our consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements. Effective January 29, 2012, we adopted ASU 2011-04. The adoption of ASU 2011-04 resulted in additional disclosures but did not affect our consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 enhances disclosure requirements regarding financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 requires disclosure of both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements in accordance with U.S. GAAP and those entities that prepare their financial statements in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU 2011-11 will not affect our consolidated financial position, results of operations or cash flows.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 3: INCOME TAXES

The effective income tax rates for the three- and six-month periods ended July 28, 2012 were 46.0% and 40.8%, respectively, as compared to 49.0% and 34.1% for the three- and six-month periods ended July 30, 2011, respectively. The decrease in the effective tax rate for the three months ended July 28, 2012 is primarily due to the year-over-year differences with respect to the settling of tax examinations and other tax reserve adjustments. The increase in the effective tax rate for the six months ended July 28, 2012 is primarily related to the write-off of a deferred tax asset associated with non-deductible compensation and a decrease in the release of reserves for uncertain tax positions.

A reconciliation of our income tax expense (benefit) for the three and six months ended July 28, 2012 and July 30, 2011 is as follows:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Expected federal income taxes at statutory rate of 35%	$(7,975)	$(5,746)	$11,734	$10,645
State and local income taxes, net of federal benefit	(1,763)	(713)	2,263	2,098
Valuation allowance adjustment related to state net operating losses	(160)	(146)	(625)	(856)
Effect of settling tax examinations and other tax reserve adjustments	(898)	(1,512)	(1,283)	(1,628)
Non-deductible compensation	—	—	1,152	—
Other, net	308	69	438	115

Income tax expense (benefit)	$(10,488)	$(8,048)	$13,679	$10,374

We file a consolidated U.S. federal income tax return as well as state tax returns in multiple state jurisdictions. Examinations have been completed by the Internal Revenue Service or the statute of limitations has expired for taxable years through February 2, 2008. With respect to state and local jurisdictions, examinations have been completed in many jurisdictions through the same period and beyond. Currently, examinations in several jurisdictions are in progress.

As of July 28, 2012, gross deferred tax assets related to U.S. federal and state net operating loss and alternative minimum tax credit carryforwards were $103,555. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $18,592 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, the valuation allowance as of July 28, 2012 was $18,592. We evaluate the realizability of our deferred tax assets on a quarterly basis and will continue to assess the need for a valuation allowance in the future. If future results are less than or more than projected or tax planning strategies are no longer viable, then changes to valuation allowances may be required which could have a material impact on our results of operations in the period in which they are recorded.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 4: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. For the three and six months ended July 28, 2012 and July 30, 2011, the computations of diluted EPS assume that our convertible notes would be settled in shares of common stock. Diluted EPS is computed by adjusting: (i) the income available to common shareholders for the amount of interest expense recognized related to the convertible notes, and (ii) the weighted-average number of common shares outstanding to assume conversion of our convertible notes and the issuance of all other potential common shares, if the effect is dilutive. The following table sets forth the computations of basic and diluted EPS for the three and six months ended July 28, 2012 and July 30, 2011:

	Three Months Ended
	July 28, 2012			July 30, 2011
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$(12,297)	151,231	$(0.08)	$(8,369)	156,733	$(0.05)
Effect of dilutive potential common shares	—	—	—	—	—	—

Diluted EPS	$(12,297)	151,231	$(0.08)	$(8,369)	156,733	$(0.05)

	Six Months Ended
	July 28, 2012			July 30, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$19,848	152,955	$0.13	$20,040	156,568	$0.13
Effect of dilutive potential common shares	—	2,981	—	—	4,114	(0.01)

Diluted EPS	$19,848	155,936	$0.13	$20,040	160,682	$0.12

The following table presents potentially dilutive securities excluded from the computations of diluted EPS.

	Three Months Ended				Six Months Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
Stock options (1)	1,591	(3)	1,694	(3)	1,258	(4)	1,309	(4)
Restricted stock and performance share awards (1)	5,183	(3)	6,717	(3)	—		—
Written call options (1)(2)	n/a		1,281	(3)	n/a		1,281	(4)
Contingently convertible securities:
7.5% Convertible Notes	21,670	(3)	21,670	(3)	21,670	(5)	21,670	(5)
2.0% Convertible Notes	19,219	(3)	19,219	(3)	19,219	(5)	19,219	(5)

(1)

The amounts represent the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

(2)	The written call options had various maturity dates through August 2011. As of July 28, 2012, there were no written call options outstanding.
(3)	Potentially dilutive securities excluded from the computation of diluted EPS because the effect would have been anti-dilutive since we recorded a net loss for the period.
(4)	Potentially dilutive securities excluded from the computation of diluted EPS because the exercise price of the options exceeded the average market price of our common stock during the period.
(5)	Potentially dilutive securities excluded from the computation of diluted EPS because the effect would have been anti-dilutive.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 5: DEBT

A summary of our long-term debt and capital lease obligations is as follows:

	July 28, 2012		January 28, 2012		July 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes 9.875%, matured fiscal year 2011	$—	$—	$—	$—	$141,557	$144,105
Notes 7.00%, maturing fiscal year 2013	2,125	2,168	2,125	2,183	2,125	2,199
Convertible notes 7.50%, maturing fiscal year 2013, net (1)	112,170	237,774	109,549	228,592	107,068	253,412
Convertible notes 2.00%, maturing fiscal year 2024, net (2)	215,129	240,258	210,840	234,894	206,681	240,010
Capital lease obligations (3)	53,829	n/a	52,920	n/a	55,165	n/a

Total debt	383,253	480,200	375,434	465,669	512,596	639,726

Less current portion:
Notes 9.875%, matured fiscal year 2011	—	—	—	—	(141,557)	(144,105)
Capital lease obligations (3)	(8,905)	n/a	(7,472)	n/a	(6,907)	n/a

Current portion of long-term debt	(8,905)	—	(7,472)	—	(148,464)	(144,105)

Long-term debt	$374,348	$480,200	$367,962	$465,669	$364,132	$495,621

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $7,830, $10,451, and $12,932 as of July 28, 2012, January 28, 2012, and July 30, 2011, respectively.
(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $14,871, $19,160, and $23,319 as of July 28, 2012, January 28, 2012, and July 30, 2011, respectively.
(3)	Disclosure regarding fair value of capital leases is not required.

The fair values of our debt instruments are classified as Level 2 within the fair value hierarchy and were determined based on recently reported market transactions for the identical liability when traded as an asset or pricing information obtained from a third-party financial institution. The inputs and assumptions used in the pricing models of the financial institution are primarily derived from market-observable sources.

Revolving Credit Facility

We have a $500,000 revolving credit facility, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The availability is based primarily on current levels of inventory, less outstanding letters of credit.

In March 2011, we entered into an amendment to our existing revolving credit agreement. The amendment extended the maturity date of this facility from November 23, 2013 to March 29, 2016 and revised certain terms of the existing revolving credit facility. The maximum committed borrowing capacity of the amended facility remains at $500,000. Fees incurred associated with the amendment to the revolving credit agreement were $2,961. As of July 28, 2012, we had no direct outstanding borrowings under the facility and had letters of credit outstanding of $7,729.

The obligations under the facility are guaranteed by certain of our existing and future domestic subsidiaries, and are secured by their merchandise inventories and certain third party receivables. Borrowings under the facility bear interest at a per annum rate of either: (i) LIBOR plus a percentage ranging from 2.00% to 2.50%, or (ii) the higher of the prime rate or the federal funds rate plus a percentage ranging from 1.00% to 1.50%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). We also pay an unused line fee ranging from 0.38% to 0.50% per annum on the average daily unused balance of the facility.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

During periods in which availability under the agreement is $62,500 or more, we are not subject to financial covenants. If and when availability under the agreement decreases to less than $62,500, we will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There are no debt-ratings-based provisions. As of July 28, 2012, we were not subject to the minimum fixed charge coverage ratio. The credit agreement contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the credit agreement if a default were to occur in another debt instrument resulting in the acceleration of more than $20,000 of principal under that other instrument.

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

Senior Notes

As of July 28, 2012, we had $2,125 of unsecured senior notes outstanding that mature in December 2013 with an interest rate of 7.0%. The senior notes are guaranteed by all of the subsidiaries that guarantee our revolving credit facility. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of the senior notes require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-ratings-based provisions.

During April 2011, we redeemed $1,911 of our 7.375% senior notes that were set to mature in 2019. The redemption of these notes resulted in a loss on extinguishment of $539.

Convertible Notes

7.5% Convertible Notes

We issued $120,000 of 7.5% convertible notes in May 2009 (the “7.5% Convertible Notes”). The 7.5% Convertible Notes mature in December 2013 and are convertible, at the option of the holders at any time, into shares of our common stock at a conversion rate of $5.54 per share of common stock (21,670 shares of common stock to be issued upon conversion). We can settle a conversion of the notes with shares, cash, or a combination thereof at our discretion.

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. The accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. Upon issuance, we estimated the fair value of the liability component of the 7.5% Convertible Notes, assuming a 13.0% non-convertible borrowing rate, to be $97,994. The difference between the fair value and the principal amount of the 7.5% Convertible Notes was $22,006. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the 4.5 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

2.0% Convertible Senior Notes

We issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and, in certain circumstances, allow the holders to convert the notes to shares of our common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment. The holders may put the debt back to us in 2014 or 2019 and the debt became callable at our option on March 21, 2011. We can settle a conversion of the notes with shares, cash or a combination thereof at our discretion. The holders may convert the notes at the following times, among others: (i) if our share price is greater than 120% of the applicable conversion price for a

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

certain trading period; (ii) if the credit ratings of the notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving us. As of July 28, 2012, none of the conversion criteria were met.

In connection with the issuance of the 2.0% Convertible Notes, we entered into a convertible note hedge and written call options on our common stock to reduce our exposure to dilution from the conversion of the 2.0% Convertible Notes. These transactions were accounted for as a net reduction of shareholders’ equity of $25,000 in 2004. Both the convertible note hedge and written call options expired during 2011.

We estimated the fair value of the liability component of the 2.0% Convertible Notes at the date of issuance, assuming a 6.25% non-convertible borrowing rate, to be $158,148. The difference between the fair value and the principal amount of the 2.0% Convertible Notes was $71,852. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. In accordance with the authoritative accounting guidance, the debt discount should be amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the notes have put options in 2014 and 2019, the debt instrument is accreted to par value using the effective interest method from issuance until the first put date in 2014 resulting in an increase in non-cash interest expense.

NOTE 6: EMPLOYEE BENEFIT PLANS

We sponsor a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) principally benefiting our former employees. Effective January 1, 2007, we amended the Pension Plan, suspending future benefit accruals for all participants, except certain participants who as of December 31, 2006 had attained age 55, completed 10 years of credited service, and who were not considered to be highly compensated employees. Effective March 13, 2009, we amended the Pension Plan, suspending future benefit accruals for all remaining participants. We fund the Pension Plan in accordance with regulatory funding requirements. The components of net periodic benefit cost related to the Pension Plan and SERP for the three and six months ended July 28, 2012 and July 30, 2011 were as follows:

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Interest cost	$1,311	$1,560	$2,620	$3,260
Expected return on plan assets	(1,758)	(1,906)	(3,481)	(4,006)
Amortization of net loss	689	548	1,415	1,127

Net periodic benefit cost	$242	$202	$554	$381

We contributed $928 and $1,856 to the Pension Plan during the three and six months ended July 28, 2012, respectively, and expect additional funding requirements of approximately $2,522 for the remainder of fiscal year 2012.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 7: SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the six months ended July 28, 2012:

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (1)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 28, 2012	160,043	$16,004	$1,296,191	$(50,706)	$(54,705)	$1,206,784
Net income				19,848		19,848
Other comprehensive income, net of tax					852	852
Issuance of common stock	39	4	210			214
Net activity under stock compensation plans	1,923	192	(192)			—
Shares withheld for employee taxes	(1,350)	(135)	(15,648)			(15,783)
Income tax effect of stock compensation plans			8,353			8,353
Stock-based compensation			8,390			8,390
Repurchase of common stock	(7,978)	(798)	(78,208)			(79,006)
Deferred tax adjustment related to convertible notes			1,538			1,538

Balance at July 28, 2012	152,677	$15,267	$1,220,634	$(30,858)	$(53,853)	$1,151,190

(1)	Accumulated Other Comprehensive Loss is composed of net gains and losses associated with our defined benefit plans.

We have a share repurchase program that authorizes us to repurchase up to 70,025 shares of our common stock. During the three months ended July 28, 2012, we repurchased and retired an aggregate of 7,978 shares of our common stock at an average price of $9.90 and a total cost of $79,006. We did not repurchase any shares of our common stock during the three-and six-month periods ended July 30, 2011. As of July 28, 2012, there were 21,194 shares remaining available for repurchase under our share repurchase program.

NOTE 8: STOCK-BASED COMPENSATION

We maintain an equity incentive plan, which allows for the granting of stock options, stock appreciation rights, restricted stock, performance share awards and other forms of equity awards to our employees, directors, and officers. Stock options generally vest over a four-year period from the grant date and have a contractual term of seven to ten years from the grant date. Restricted stock and performance share awards generally vest over periods ranging from three to five years from the grant date, although the equity incentive plan permits accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee of the Board of Directors. We do not use cash to settle any of our stock-based awards and we issue new shares of common stock upon the exercise of stock options and the granting of restricted stock and performance shares.

We recognize compensation expense for stock options with graded-vesting on a straight-line basis over the requisite service period. Compensation expense for restricted stock and performance share awards that cliff-vest is recognized on a straight-line basis over the requisite service period. Restricted stock awards with graded-vesting are treated as multiple awards based upon the vesting date. We recognize compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Total pre-tax stock-based compensation expense for the three and six months ended July 28, 2012 was approximately $3,999 and $8,390, respectively, and $3,992 and $8,152 for the three and six months ended July 30, 2011, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(Unaudited)

NOTE 9: COMMITMENTS AND CONTINGENCIES

Legal

On February 2, 2011, the plaintiffs in Dawn Till and Mary Josephs v. Saks Incorporated et al, filed a complaint, with which we were served on March 10, 2011, in a purported class and collective action in the U.S. District Court for the Northern District of California. The complaint alleges that the plaintiffs were improperly classified as exempt from the overtime pay requirements of the Fair Labor Standards Act (“FLSA”) and the California Labor Code and that we failed to pay overtime, provide itemized wage statements and provide meal and rest periods. On March 8, 2011, the plaintiffs filed an amended complaint adding a claim for penalties under the California Private Attorneys General Act of 2004. The plaintiffs seek to proceed collectively under the FLSA and as a class under the California statutes on behalf of individuals who have been employed by OFF 5TH as Selling and Service Managers, Merchandise Team Managers, or Department Managers and similar titles. On February 8, 2012, the same plaintiffs’ counsel from the Till case filed a complaint, with which we were served on March 2, 2012, in the U.S. District Court for the Southern District of New York, alleging essentially the same FLSA claim and related claims under New York state law (Tate – Small et al v. Saks Incorporated et al). This case was subsequently transferred to the U.S. District Court for the Northern District of California. We believe that our managers at OFF 5TH have been properly classified as exempt under both federal and state law and we intend to defend these lawsuits vigorously. It is not possible to predict whether the courts will permit these actions to proceed collectively or as a class. We cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these matters.

In addition to the litigation described in the preceding paragraph, we are involved in legal proceedings arising from our normal business activities and have accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Taxes

We are routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Based on annual evaluations of our tax filing positions, we believe we have adequately accrued for our tax exposures. To the extent we are to prevail in matters for which accruals have been established or are required to pay amounts in excess of income tax reserves, our effective tax rate in a given financial statement period may be materially impacted. As of July 28, 2012, certain state sales and use tax examinations were ongoing.

Other Matters

From time to time we have issued guarantees to landlords under leases of stores operated by our subsidiaries. Certain of these stores were sold in connection with the Saks Department Store Group and the Northern Department Store Group transactions which occurred in July 2005 and March 2006, respectively. If the purchasers fail to perform certain obligations under the leases we guaranteed, we could have obligations to landlords under such guarantees. Based on the information currently available, we do not believe that our potential obligations under these lease guarantees would be material.

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

The condensed consolidating financial statements presented as of and for the three and six months ended July 28, 2012 and July 30, 2011, and as of January 28, 2012 reflect the legal entity compositions at the respective dates. Additionally, certain reclassifications were made to prior period amounts to conform to the current year presentation.

Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees. Borrowings and the related interest expense under our revolving credit agreement are allocated to Saks Incorporated and the guarantor subsidiaries under an intercompany revolving credit arrangement. There is also a management fee arrangement among Saks Incorporated and its subsidiaries. As of July 28, 2012, Saks Incorporated was the sole obligor for the majority of our long-term debt.

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 28, 2012

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$134,718	$4,263		$138,981
Merchandise inventories		749,087		749,087
Other current assets		86,852		86,852
Deferred income taxes, net		99,407		99,407

Total current assets	134,718	939,609	—	1,074,327
Property and equipment, net		872,070		872,070
Deferred income taxes, net	111,927	9,675		121,602
Other assets	8,204	16,612		24,816
Investment in and advances to subsidiaries	1,229,701		$(1,229,701)	—

TOTAL ASSETS	$1,484,550	$1,837,966	$(1,229,701)	$2,092,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$132,990		$132,990
Accrued expenses and other current liabilities	$3,936	260,057		263,993
Current portion of long-term debt		8,905		8,905

Total current liabilities	3,936	401,952	—	405,888

Long-term debt	329,424	44,924		374,348
Other long-term liabilities		161,389		161,389
Investment by and advances from parent		1,229,701	$(1,229,701)	—
Shareholders’ equity	1,151,190			1,151,190

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,484,550	$1,837,966	$(1,229,701)	$2,092,815

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended July 28, 2012
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$704,115		$704,115
Cost of sales (excluding depreciation and amortization)		442,034		442,034

Gross margin	—	262,081	—	262,081
Selling, general and administrative expenses	$503	190,227		190,730
Other operating expenses	6	77,305		77,311
Store pre-opening costs		3,217		3,217
Impairments and dispositions		4,680		4,680

Operating loss	(509)	(13,348)	—	(13,857)
Equity in earnings of subsidiaries	(7,451)		$7,451	—
Interest expense	(8,064)	(1,488)		(9,552)
Other income, net	624			624

LOSS BEFORE INCOME TAXES	(15,400)	(14,836)	7,451	(22,785)
Benefit for income taxes	(3,103)	(7,385)		(10,488)

NET LOSS	$(12,297)	$(7,451)	$7,451	$(12,297)

	Six Months Ended July 28, 2012
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$1,457,722		$1,457,722
Cost of sales (excluding depreciation and amortization)		861,176		861,176

Gross margin	—	596,546	—	596,546
Selling, general and administrative expenses	$901	379,853		380,754
Other operating expenses	11	155,689		155,700
Store pre-opening costs		4,063		4,063
Impairments and dispositions		4,990		4,990

Operating income (loss)	(912)	51,951	—	51,039
Equity in earnings of subsidiaries	29,289		$(29,289)	—
Interest expense	(16,022)	(2,937)		(18,959)
Other income, net	1,447			1,447

INCOME BEFORE INCOME TAXES	13,802	49,014	(29,289)	33,527

Provision (benefit) for income taxes	(6,046)	19,725		13,679

NET INCOME	$19,848	$29,289	$(29,289)	$19,848

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended July 28, 2012
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET LOSS	$(12,297)	$(7,451)	$7,451	$(12,297)
Other comprehensive income:
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost, net of a tax benefit of $274	415	415	(415)	415

Other comprehensive income, net of tax	415	415	(415)	415

COMPREHENSIVE LOSS	$(11,882)	$(7,036)	$7,036	$(11,882)

	Six Months Ended July 28, 2012
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$19,848	$29,289	$(29,289)	$19,848
Other comprehensive income:
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost, net of a tax benefit of $563	852	852	(852)	852

Other comprehensive income, net of tax	852	852	(852)	852

COMPREHENSIVE INCOME	$20,700	$30,141	$(30,141)	$20,700

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 28, 2012

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$19,848	$29,289	$(29,289)	$19,848
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(29,289)		29,289	—
Depreciation and amortization		59,072		59,072
Stock-based compensation		8,390		8,390
Amortization of discount on convertible notes	6,910			6,910
Deferred income taxes	165	5,729		5,894
Impairments and dispositions		4,356		4,356
Excess tax benefit from stock-based compensation		(8,949)		(8,949)
Gain on sale of property and equipment		(180)		(180)
Other non-cash items		1,415		1,415
Changes in operating assets and liabilities, net	3,968	(38,582)		(34,614)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,602	60,540	—	62,142

INVESTING ACTIVITIES
Purchases of property and equipment		(49,768)		(49,768)
Proceeds from the sale of property and equipment		180		180

NET CASH USED IN INVESTING ACTIVITIES	—	(49,588)	—	(49,588)

FINANCING ACTIVITIES
Intercompany borrowings	16,459	(16,459)		—
Payments of capital lease obligations		(3,906)		(3,906)
Repurchase of common stock	(79,006)			(79,006)
Excess tax benefit from stock-based compensation		8,949		8,949
Net proceeds from the issuance of common stock	214			214

NET CASH USED IN FINANCING ACTIVITIES	(62,333)	(11,416)	—	(73,749)

DECREASE IN CASH AND CASH EQUIVALENTS	(60,731)	(464)		(61,195)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195,449	4,727		200,176

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,718	$4,263	$—	$138,981

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$284,076	$9,901		$293,977
Merchandise inventories		689,223		689,223
Other current assets		83,492		83,492
Deferred income taxes, net		66,434		66,434

Total current assets	284,076	849,050	—	1,133,126
Property and equipment, net		872,372		872,372
Deferred income taxes, net	98,312	62,758		161,070
Other assets	12,171	16,412		28,583
Investment in and advances to subsidiaries	1,252,162		$(1,252,162)	—

TOTAL ASSETS	$1,646,721	$1,800,592	$(1,252,162)	$2,195,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable		$143,593		$143,593
Accrued expenses and other current liabilities	$8,456	211,622		220,078
Current portion of long-term debt	141,557	6,907		148,464

Total current liabilities	150,013	362,122	—	512,135
Long-term debt	315,874	48,258		364,132
Other long-term liabilities		138,050		138,050
Investment by and advances from parent		1,252,162	$(1,252,162)	—
Shareholders’ equity	1,180,834			1,180,834

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,646,721	$1,800,592	$(1,252,162)	$2,195,151

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended July 30, 2011
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$670,180		$670,180
Cost of sales (excluding depreciation and amortization)		415,635		415,635

Gross margin	—	254,545	—	254,545

Selling, general and administrative expenses	$486	182,958		183,444
Other operating expenses	6	74,353		74,359
Store pre-opening costs		413		413
Impairments and dispositions		166		166

Operating loss	(492)	(3,345)	—	(3,837)

Equity in earnings of subsidiaries	(2,435)		$2,435	—
Interest expense	(9,950)	(3,093)		(13,043)
Other income, net	463			463

LOSS BEFORE INCOME TAXES	(12,414)	(6,438)	2,435	(16,417)

Benefit for income taxes	(4,045)	(4,003)		(8,048)

NET LOSS	$(8,369)	$(2,435)	$2,435	$(8,369)

	Six Months Ended July 30, 2011
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES		$1,396,178		$1,396,178
Cost of sales (excluding depreciation and amortization)		821,699		821,699

Gross margin	—	574,479	—	574,479
Selling, general and administrative expenses	$857	360,958		361,815
Other operating expenses	11	152,476		152,487
Store pre-opening costs		547		547
Impairments and dispositions		3,034		3,034

Operating income (loss)	(868)	57,464	—	56,596
Equity in earnings of subsidiaries	33,323		$(33,323)	—
Interest expense	(22,026)	(4,613)		(26,639)
Loss on extinguishment of debt	(539)			(539)
Other income, net	996			996

INCOME BEFORE INCOME TAXES	10,886	52,851	(33,323)	30,414

Provision (benefit) for income taxes	(9,154)	19,528		10,374

NET INCOME	$20,040	$33,323	$(33,323)	$20,040

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

(Unaudited)

	Three Months Ended July 30, 2011
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET LOSS	$(8,369)	$(2,435)	$2,435	$(8,369)
Other comprehensive income:
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost, net of a tax benefit of $219	329	329	(329)	329

Other comprehensive income, net of tax	329	329	(329)	329

COMPREHENSIVE LOSS	$(8,040)	$(2,106)	$2,106	$(8,040)

	Six Months Ended July 30, 2011
	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
NET INCOME	$20,040	$33,323	$(33,323)	$20,040
Other comprehensive income:
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost, net of a tax benefit of $450	677	677	(677)	677

Other comprehensive income, net of tax	677	677	(677)	677

COMPREHENSIVE INCOME	$20,717	$34,000	$(34,000)	$20,717

SAKS INCORPORATED & SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 30, 2011

(Dollar amounts in thousands)

(Unaudited)

	Saks Incorporated	Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES
Net income	$20,040	$33,323	$(33,323)	$20,040

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(33,323)		33,323	—
Loss on extinguishment of debt	539			539
Depreciation and amortization		58,092		58,092
Stock-based compensation		8,152		8,152
Amortization of discount on convertible notes	6,324			6,324
Deferred income taxes	(121)	11,256		11,135
Impairments and dispositions		(12)		(12)
Excess tax benefit from stock-based compensation		(753)		(753)
Gain on sale of property and equipment		(156)		(156)
Other non-cash items		1,127		1,127
Changes in operating assets and liabilities, net	336	28,644		28,980

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,205)	139,673	—	133,468

INVESTING ACTIVITIES
Purchases of property and equipment		(30,153)		(30,153)
Proceeds from the sale of property and equipment		156		156

NET CASH USED IN INVESTING ACTIVITIES	—	(29,997)	—	(29,997)

FINANCING ACTIVITIES
Intercompany borrowings	105,213	(105,213)		—
Payments of long-term debt	(2,438)			(2,438)
Payments of capital lease obligations		(3,174)		(3,174)
Payment of financing fees	(2,961)			(2,961)
Excess tax benefit from stock-based compensation		753		753
Net proceeds from the issuance of common stock	460			460

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	100,274	(107,634)	—	(7,360)

INCREASE IN CASH AND CASH EQUIVALENTS	94,069	2,042		96,111
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	190,007	7,859		197,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,076	$9,901	$—	$293,977

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (collectively “we,” “our,” and “us”) consist of Saks Fifth Avenue (“SFA”) stores and SFA e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”). We are an omni-channel luxury retailer offering a wide assortment of distinctive fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is a luxury off-price retailer. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of July 28, 2012, we operated 45 SFA stores with a total of approximately 5.4 million square feet and 63 OFF 5TH stores with a total of approximately 1.8 million square feet.

FINANCIAL PERFORMANCE SUMMARY

For the second quarter ended July 28, 2012, we recorded a net loss of $12.3 million, or $0.08 per diluted share. The results included after-tax charges of $4.3 million, or $0.03 per share, composed of $2.8 million of asset impairments and store closing costs and $1.5 million of pre-opening costs associated with our new fulfillment center in Tennessee which opened in July 2012.

For the second quarter ended July 30, 2011, we recorded a net loss of $8.4 million, or $0.05 per diluted share. Those results included an after-tax charge of $1.8 million consisting of a write-down of a third party receivable, a pension and related benefit charge and an asset impairment charge. This was partially offset by the reversal of $1.0 million in state income tax reserves deemed no longer necessary.

We believe that an understanding of our reported financial condition and results of operations is not complete without considering the effect of all other components of MD&A included herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, selected items from our Consolidated Statements of Income, expressed as percentages of net sales (numbers may not total due to rounding):

	Three Months Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	62.8	62.0	59.1	58.9

Gross margin	37.2	38.0	40.9	41.1

Selling, general & administrative expenses	27.1	27.4	26.1	25.9
Other operating expenses	11.4	11.2	11.0	10.9
Impairments and dispositions	0.7	0.0	0.3	0.2

Operating income (loss)	(2.0)	(0.6)	3.5	4.1

Interest expense	(1.4)	(1.9)	(1.3)	(1.9)
Loss on extinguishment of debt	0.0	0.0	0.0	0.0
Other income, net	0.1	0.1	0.1	0.1

Income (loss) before income taxes	(3.2)	(2.4)	2.3	2.2

Provision (benefit) for income taxes	(1.5)	(1.2)	0.9	0.7

Net income (loss)	(1.7)%	(1.2)%	1.4%	1.4%

THREE MONTHS ENDED JULY 28, 2012 COMPARED TO THREE MONTHS ENDED JULY 30, 2011

DISCUSSION OF OPERATING LOSS

The following table shows the changes in operating loss from the three-month period ended July 30, 2011 to July 28, 2012:

(In millions)	Total Company
For the three months ended July 30, 2011	$(3.8)

Store sales and margin	7.5
Operating expenses	(13.1)
Impairments and dispositions	(4.5)

Increase	(10.1)

For the three months ended July 28, 2012	$(13.9)

For the three months ended July 28, 2012, our operating loss was $13.9 million compared to an operating loss of $3.8 million in the same period last year. The $10.1 million higher operating loss for the quarter was primarily driven by the increase in selling, general and administrative expenses supporting the growth of Saks Direct and other omni-channel initiatives, including our information technology and systems enhancements known as Project Evolution. In addition, we incurred incremental costs associated with the opening of our new distribution center in Tennessee that became operational in July 2012 and asset impairment charges that were significantly higher than the same period last year. These expense increases were partially offset by the higher gross margin resulting from the 4.7% increase in comparable store sales.

NET SALES

For the three months ended July 28, 2012, total net sales increased 5.1% to $704.1 million from $670.2 million for the three months ended July 30, 2011. Comparable store sales increased $30.2 million, or 4.7%, from $647.1 million for the three months ended July 30, 2011 to $677.3 million for the three months ended July 28, 2012.

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

GROSS MARGIN

For the three months ended July 28, 2012, gross margin was $262.1 million, or 37.2% of net sales, compared to $254.5 million, or 38.0% of net sales, for the three months ended July 30, 2011. Our gross margin rate decreased 80 basis points in the quarter primarily as a result of incremental markdowns in certain merchandise categories during our normal clearance cycle.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended July 28, 2012, SG&A was $190.7 million, or 27.1% of net sales, compared to $183.4 million, or 27.4% of net sales, for the three months ended July 30, 2011. The period-over-period increase was primarily the result of higher variable costs associated with the $33.9 million sales increase for the period and targeted investment spending to support growth areas such as Saks Direct and other omni-channel initiatives such as Project Evolution.

OTHER OPERATING EXPENSES

For the three months ended July 28, 2012, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $80.5 million, or 11.4% of net sales, compared to $74.8 million, or 11.2% of net sales, for the three months ended July 30, 2011. As a percentage of sales, other operating expenses increased by 20 basis points year-over-year. The increase in operating expenses of $5.7 million was principally driven by increases in store pre-opening costs of $2.8 million primarily related to our new fulfillment center in Tennessee which opened in July 2012, depreciation and amortization of $1.4 million and property and equipment rentals of $1.2 million.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended July 28, 2012, impairment and disposition costs were $4.7 million compared to $0.2 million for the three months ended July 30, 2011. The current period charge was primarily due to asset impairment charges and store closing costs. The prior year charges were primarily driven by an asset impairment charge.

INTEREST EXPENSE

For the three months ended July 28, 2012, interest expense was $9.6 million, or 1.4% of net sales, compared to $13.0 million, or 1.9% of net sales, for the three months ended July 30, 2011. The decrease of $3.4 million was primarily due to the extinguishment of $141.6 million of the 9.875% senior notes that matured in October 2011. Non-cash interest expense associated with the amortization of the debt discount on our convertible notes was $3.5 million and $3.2 million for the three months ended July 28, 2012 and July 30, 2011, respectively.

INCOME TAXES

The effective income tax rates for the three-month periods ended July 28, 2012 and July 30, 2011 were 46.0% and 49.0%, respectively. The decrease in the effective tax rate for the three months ended July 28, 2012 is primarily due to the year-over-year differences with respect to the settling of tax examinations and other tax reserve adjustments.

As of July 28, 2012, gross deferred tax assets related to U.S. federal and state net operating loss (“NOL”) and alternative minimum tax credit carryforwards were $103.6 million. The majority of the NOL carryforward is a result of the NOLs incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $18.6 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, the valuation allowance as of July 28, 2012 was $18.6 million.

SIX MONTHS ENDED JULY 28, 2012 COMPARED TO SIX MONTHS ENDED JULY 30, 2011

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the six-month period ended July 30, 2011 to July 28, 2012:

(In millions)	Total Company
For the six months ended July 30, 2011	$56.6

Store sales and margin	22.1
Operating expenses	(25.7)
Impairments and dispositions	(2.0)

Decrease	(5.6)

For the six months ended July 28, 2012	$51.0

For the six months ended July 28, 2012, our operating income was $51.0 million compared to operating income of $56.6 million in the same period last year. The $5.6 million decrease in operating income for the six months was primarily driven by the increase in selling, general and administrative expenses supporting the growth of Saks Direct and other omni-channel initiatives, including Project Evolution. In addition, we incurred incremental costs associated with the opening of our new distribution center in Tennessee that became operational in July 2012 and higher asset impairment charges. These expense increases were partially offset by the higher gross margin resulting from the 4.7% increase in comparable store sales.

NET SALES

For the six months ended July 28, 2012, total net sales increased 4.4% to $1,457.7 million from $1,396.2 million for the six months ended July 30, 2011. Comparable store sales increased $63.7 million, or 4.7%, from $1,344.4 million for the six months ended July 30, 2011 to $1,408.1 million for the six months ended July 28, 2012.

GROSS MARGIN

For the six months ended July 28, 2012, gross margin was $596.5 million, or 40.9% of net sales, compared to $574.5 million, or 41.1% of net sales, for the six months ended July 30, 2011. Our gross margin rate decreased 20 basis points in the period primarily as a result of incremental markdowns in certain merchandise categories during our normal clearance cycle in the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended July 28, 2012, SG&A was $380.8 million, or 26.1% of net sales, compared to $361.8 million, or 25.9% of net sales, for the six months ended July 30, 2011. The year-over-year increase was primarily the result of higher variable costs associated with the $61.5 million sales increase for the period and targeted investment spending to support growth areas such as Saks Direct and other omni-channel initiatives such as Project Evolution.

OTHER OPERATING EXPENSES

For the six months ended July 28, 2012, other operating expenses were $159.8 million, or 11.0% of net sales, compared to $153.0 million, or 10.9% of net sales, for the six months ended July 30, 2011. The increase in operating expenses of $6.8 million was principally driven by increases in store pre-opening costs of $3.5 million primarily related to our new fulfillment center in Tennessee which opened in July 2012 and property and equipment rentals of $2.0 million.

IMPAIRMENTS AND DISPOSITIONS

For the six months ended July 28, 2012, impairment and disposition costs were $5.0 million compared to $3.0 million for the six months ended July 30, 2011. The current period charge was primarily due to asset impairment charges as well as final expenses related to the closing of our Saks Fifth Avenue Pittsburgh store. The prior year charges were primarily driven by a lease termination charge incurred in connection with the relocation of our Hilton Head OFF 5TH store.

INTEREST EXPENSE

For the six months ended July 28, 2012, interest expense was $19.0 million, or 1.3% of net sales, compared to $26.6 million, or 1.9% of net sales, for the six months ended July 30, 2011. The decrease of $7.6 million was primarily due to the extinguishment of $141.6 million of the 9.875% senior notes that matured in October 2011. Non-cash interest expense associated with the amortization of the debt discount on our convertible notes was $6.9 million and $6.3 million for the six months ended July 28, 2012 and July 30, 2011, respectively.

INCOME TAXES

The effective income tax rates for the six-month periods ended July 28, 2012 and July 30, 2011 were 40.8% and 34.1%, respectively. The increase in the effective tax rate for the six months ended July 28, 2012 is primarily due to the current period write-off of a deferred tax asset associated with non-deductible compensation and a decrease in the release of reserves for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash provided by operating activities was $62.1 million for the six months ended July 28, 2012 and $133.5 million for the six months ended July 30, 2011. Cash provided by operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $71.4 million decrease is primarily due to changes in working capital.

Net cash used in investing activities was $49.6 million for the six months ended July 28, 2012 and $30.0 million for the six months ended July 30, 2011. Cash used in investing activities primarily relates to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $19.6 million increase in cash used in investing activities is primarily due to an increase in capital expenditures for the period. A portion of the increase in capital expenditures relates to Project Evolution, a multi-year project to enhance our information technology systems that will result in the migration of our existing merchandising, planning, procurement, finance, and human resources systems to an enterprise-wide systems solution.

Net cash used in financing activities was $73.7 million for the six months ended July 28, 2012 and $7.4 million for the six months ended July 30, 2011. The $66.3 million increase in cash used in financing activities is primarily due to the repurchase of 8.0 million shares of our common stock for $79.0 million. This was partially offset by an $8.2 million increase in excess tax benefits from stock-based compensation. Additionally, there were $3.0 million of financing fees and $2.4 million of long-term debt payments made in the prior year related to the amendment of our revolving credit facility and the redemption of our 7.375% senior notes. There were no such payments in the current period.

CASH BALANCES AND LIQUIDITY

Our primary sources of short-term liquidity are cash from operations, cash on hand, and availability under our $500.0 million revolving credit facility. As of July 28, 2012 and July 30, 2011, we maintained cash and cash equivalents balances of $139.0 million and $294.0 million, respectively. Exclusive of $4.3 million and $9.9 million of store operating cash as of July 28, 2012 and July 30, 2011, respectively, cash was invested primarily in money market funds, demand deposits, and time deposits. As of July 28, 2012, we had no direct outstanding borrowings under our revolving credit facility and had $477.2 million of availability, based on our inventory and receivable balances and after giving effect to outstanding letters of credit.

Our primary needs for cash are to fund operations, acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores, invest in technology and distribution centers and service debt. We anticipate that our working capital requirements related to existing stores, store renovations and capital expenditures will be funded through cash on hand, cash provided by operations, and our revolving credit facility.

There are numerous general business and economic factors affecting the retail industry. These factors include consumer confidence levels, intense competition, global economic conditions and financial market stability. Significant changes in one or more of these factors could potentially have a material adverse impact on our ability to generate sufficient cash flows to operate our business. We expect to be able to manage our working capital and capital expenditures so as to maintain sufficient levels of liquidity. Depending upon our actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt or other securities or other possible capital market transactions for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes.

CAPITAL STRUCTURE

We continuously evaluate our debt-to-capitalization ratio in light of business and economic trends, interest rate levels, and the terms, conditions and availability of capital in the capital markets. As of July 28, 2012, our capital and financing structure consisted of a revolving credit facility, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. As of July 28, 2012, total funded debt (including the equity component of the convertible notes) was $405.9 million, representing a decrease of $142.9 million from the balance of $548.8 million at July 30, 2011. This decrease in debt was primarily the result of the maturity of $141.6 million of our 9.875% senior notes in October 2011. Additionally, our debt-to-capitalization ratio decreased to 26.5% as of July 28, 2012 from 32.4% as of July 30, 2011.

Revolving Credit Facility

We have a $500.0 million revolving credit facility that matures in March 2016 and is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. As our inventory levels fluctuate, these changes may, at times, cause the borrowing capacity to fall below the stated $500.0 million maximum. There are no debt-ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that we are subject to only if availability under the facility is less than $62.5 million. As of July 28, 2012, we were not subject to the fixed charge coverage ratio requirement as our availability under the facility exceeded $62.5 million. Based on the inventory and credit card receivables balances as of July 28, 2012, we had $477.2 million of availability under the facility, after deducting outstanding letters of credit of $7.7 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of more than $20.0 million in that other instrument. As of July 28, 2012, we had no direct outstanding borrowings under the revolving credit facility.

Senior Notes

Excluding the convertible notes, as of July 28, 2012, we had $2.1 million of senior notes outstanding that mature in 2013 with an interest rate of 7.0%. The terms of the senior notes call for all principal to be repaid at maturity and places limitations on the amount of secured indebtedness we may incur. There are no financial covenants or debt-ratings-based provisions associated with these notes. We believe we will have sufficient cash on hand, availability under our revolving credit facility, and access to various capital markets to repay the senior notes at maturity.

7.5% Convertible Notes

As of July 28, 2012, we had $120.0 million of convertible notes outstanding that bear cash interest semi-annually at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of our common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. We can settle a conversion with shares, cash, or a combination thereof at our discretion.

Upon issuance of the convertible notes, we estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13.0% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $7.8 million will be accreted to interest expense over the remaining 1.3 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

2.0% Convertible Senior Notes

As of July 28, 2012, we had $230.0 million of convertible senior notes outstanding that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of our common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to us in 2014 or 2019 and the convertible notes became callable at our option beginning on March 21, 2011. We can settle a conversion of the notes with shares, cash, or a combination thereof at our discretion. The holders may convert the notes at the following times, among others: (i) if our share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the convertible notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving us. As of July 28, 2012, none of the criteria were met.

We estimated the fair value of the liability component, as of the date of issuance, of our 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the convertible notes have put options in 2014 and 2019, the debt instrument is being accreted to par value using the effective interest method from date of issuance until the first put date in 2014, resulting in an increase in non-cash interest expense. The current unamortized discount of $14.9 million will be recognized over the remaining 1.6 year period.

We believe we will have sufficient cash on hand, availability under our revolving credit facility, and access to various capital markets to retire both convertible notes at maturity.

Capital Leases

As of July 28, 2012, we had $53.8 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require us to make periodic lease payments, aggregating between approximately $6.0 million and $9.0 million per year, excluding interest payments.

Pension Plan

We are obligated to fund a defined-benefit cash balance pension plan. Our current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. We amended the Saks Fifth Avenue Pension Plan (“Pension Plan”) during 2006, freezing benefit accruals for all participants except those who had attained age 55, completed 10 years of credited service as of January 1, 2007, and who were not considered to be highly compensated employees. In January 2009, we suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. We contributed $1.9 million to the Pension Plan during the six months ended July 28, 2012 and expect additional funding requirements of approximately $2.5 million for the remainder of fiscal year 2012.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements which would be reasonably likely to have a current or future material effect, such as obligations under certain guarantees or contracts, retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements, obligations under certain derivative arrangements, or obligations under material variable interests.

There were no material changes in our contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended July 28, 2012. For additional information regarding our contractual obligations as of January 28, 2012, see the Management’s Discussion and Analysis section of our Annual Report on Form 10-K/A for the year ended January 28, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our critical accounting policies and estimates is included in the Management Discussion and Analysis section of our Annual Report on Form 10-K/A for the year ended January 28, 2012.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 enhances disclosure requirements regarding financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 requires disclosure of both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements in accordance with U.S. GAAP and those entities that prepare their financial statements in accordance with International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU 2011-11 will not affect our consolidated financial position, results of operations or cash flows.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires reporting entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB indefinitely deferred certain provisions of ASU 2011-05 related to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. Effective January 29, 2012, we adopted the applicable portions of ASU 2011-05. The adoption did not affect our consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance to improve consistency in the application and disclosure of fair value measurements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 provides certain clarifications to the existing guidance, changes certain fair value principles, and enhances disclosure requirements. Effective January 29, 2012, we adopted ASU 2011-04. The adoption of ASU 2011-04 resulted in additional disclosures but did not affect our consolidated financial position, results of operations, or cash flows.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for luxury apparel and other merchandise we carry and our ability to respond quickly to consumer trends; macroeconomic conditions and their effect on consumer spending; our ability to secure adequate financing; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of our proprietary credit card strategic alliance with Capital One Financial Corporation; geo-political risks; the performance of the financial markets; changes in interest rates; and fluctuations in foreign currency. For additional information regarding these and other risk factors, please refer to our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission, which may be accessed through the Internet at www.sec.gov.

We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2012.

Item 4.  Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the three months ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item is incorporated by reference to Part I, Item 1, Note 9: Commitments and Contingencies – Legal.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended January  28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our common stock repurchases during the quarter ended July 28, 2012.

(Amounts in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program (1)
Period
May 2012
(April 29, 2012 to May 26, 2012)	1,391	$9.89	1,391	27,781
June 2012
(May 27, 2012 to June 30, 2012)	6,000	$9.90	6,000	21,781
July 2012
(July 1, 2012 to July 28, 2012)	587	$9.98	587	21,194

Total	7,978	$9.90	7,978

(1)

On December 8, 2005, we announced that our Board of Directors authorized an increase of 35,000 shares to our existing share repurchase program, for a total authorization of 70,025 shares. There is no expiration date under the share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number		Exhibit Description
10.1	#	Saks Incorporated 2012 Senior Executive Bonus Plan (incorporated by reference to Attachment A to Saks Incorporated’s definitive proxy statement on Schedule 14A filed on April 27, 2012)

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

#	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saks Incorporated (Registrant)

	By:	/s/ Kevin G. Wills
Kevin G. Wills
Date: August 29, 2012		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)