Form 10-Q
period 2012-10-27
SAKS INC
filed 2012-11-28
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

As of November 21, 2012, the number of shares of the registrant’s common stock outstanding was 151,332,145.

SAKS INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
Current assets
Cash and cash equivalents	$74,202	$200,176	$73,710
Merchandise inventories	927,125	721,887	882,389
Other current assets	83,864	78,139	72,359
Deferred income taxes, net	81,530	85,472	58,290

Total current assets	1,166,721	1,085,674	1,086,748

Property and equipment, net	879,567	875,431	862,247
Deferred income taxes, net	131,664	140,455	159,401
Other assets	24,293	26,905	38,368

TOTAL ASSETS	$2,202,245	$2,128,465	$2,146,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$195,374	$115,893	$221,753
Accrued expenses	235,577	208,795	203,186
Accrued compensation and other related items	46,038	64,552	40,733
Current portion of long-term debt	9,326	7,472	7,088

Total current liabilities	486,315	396,712	472,760

Long-term debt	376,369	367,962	365,737
Other long-term liabilities	161,018	157,007	134,575

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value - 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.10 par value - 500,000 shares authorized; 152,766, 160,043, and 159,884 shares issued and outstanding as of October 27, 2012, January 28, 2012, and October 29, 2011, respectively.	15,277	16,004	15,988
Additional paid-in capital	1,224,948	1,296,191	1,291,480
Accumulated other comprehensive loss	(53,426)	(54,705)	(46,091)
Accumulated deficit	(8,256)	(50,706)	(87,685)

Total shareholders’ equity	1,178,543	1,206,784	1,173,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,202,245	$2,128,465	$2,146,764

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
NET SALES	$713,222	$692,311	$2,170,944	$2,088,489
Cost of sales (excluding depreciation and amortization)	400,265	386,498	1,261,441	1,208,197

Gross margin	312,957	305,813	909,503	880,292

Selling, general and administrative expenses	194,643	190,179	575,397	551,994
Other operating expenses:
Property and equipment rentals	26,960	24,932	79,203	75,169
Depreciation and amortization	29,906	30,487	88,978	88,579
Taxes other than income taxes	19,819	19,437	64,204	63,595
Store pre-opening costs	730	811	4,793	1,358
Impairments and dispositions	217	218	5,207	3,252

OPERATING INCOME	40,682	39,749	91,721	96,345

Interest expense	(9,328)	(11,909)	(28,287)	(38,548)
Loss on extinguishment of debt	—	—	—	(539)
Other income, net	107	564	1,554	1,560

INCOME BEFORE INCOME TAXES	31,461	28,404	64,988	58,818

Provision for income taxes	8,859	10,633	22,538	21,007

NET INCOME	$22,602	$17,771	$42,450	$37,811

Earnings per common share:
Basic	$0.15	$0.12	$0.28	$0.24
Diluted	$0.14	$0.11	$0.28	$0.24

Weighted-average common shares:
Basic	147,547	154,080	151,152	155,739
Diluted	191,093	199,053	154,025	159,851

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
NET INCOME	$22,602	$17,771	$42,450	$37,811
Other comprehensive income:
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost, net of tax (1)	427	338	1,279	1,015

Other comprehensive income, net of tax	427	338	1,279	1,015

COMPREHENSIVE INCOME	$23,029	$18,109	$43,729	$38,826

(1)	Net of tax benefits of $281 and $844 for the three and nine months ended October 27, 2012, respectively, and $226 and $676 for the three and nine months ended October 29, 2011, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 27, 2012	October 29, 2011
OPERATING ACTIVITIES
Net income	$42,450	$37,811
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	539
Depreciation and amortization	88,978	88,579
Stock-based compensation	12,053	11,885
Amortization of discount on convertible notes	10,470	9,612
Deferred income taxes	14,472	21,695
Impairments and dispositions	4,356	205
Excess tax benefits from stock-based compensation	(8,969)	(926)
Gain on sale of property and equipment	(509)	(156)
Other non-cash items	2,123	1,691
Changes in operating assets and liabilities:
Merchandise inventories	(205,238)	(211,006)
Other current assets	(5,657)	32,642
Accounts payable and accrued liabilities	75,933	123,857
Other operating assets and liabilities	6,602	2,567

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,064	118,995

INVESTING ACTIVITIES
Purchases of property and equipment	(87,598)	(52,131)
Issuance of note receivable	—	(11,915)
Proceeds from the sale of property and equipment	580	156

NET CASH USED IN INVESTING ACTIVITIES	(87,018)	(63,890)

FINANCING ACTIVITIES
Payments of long-term debt	—	(143,995)
Payments of capital lease obligations	(6,055)	(4,815)
Repurchase of common stock	(79,088)	(28,932)
Payment of financing fees	—	(2,961)
Excess tax benefits from stock-based compensation	8,969	926
Cash dividends paid	(60)	—
Net proceeds from the issuance of common stock	214	516

NET CASH USED IN FINANCING ACTIVITIES	(76,020)	(179,261)

DECREASE IN CASH AND CASH EQUIVALENTS	(125,974)	(124,156)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	200,176	197,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,202	$73,710

See accompanying Notes to the Condensed Consolidated Financial Statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1: GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and nine months ended October 27, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2013 (“fiscal year 2012”). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, “we,” “our,” and “us”). All intercompany amounts and transactions have been eliminated. Certain reclassifications were made to prior period amounts to conform to the current year presentation.

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

Commissions from leased departments included in net sales were $9,965 and $31,684 for the three and nine months ended October 27, 2012, respectively, and $10,180 and $27,429 for the three and nine months ended October 29, 2011, respectively. Leased department sales were $70,288 and $219,462 for the three and nine months ended October 27, 2012, respectively, and $64,592 and $188,654 for the three and nine months ended October 29, 2011, respectively, and were excluded from net sales.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $69,370, $195,449 and $67,654 as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively, primarily consisting of money market funds, demand deposits, and time deposits. Income earned on cash equivalents was $56 and $386 for the three and nine months ended October 27, 2012, respectively, and $331 and $1,003 for the three and nine months ended October 29, 2011, respectively, and is included in other income, net on the accompanying Consolidated Statements of Income.

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

During the three months ended October 27, 2012, we incurred losses on the disposal of assets during the normal course of business of $217. For the nine months ended October 27, 2012, we incurred asset impairment charges related to held and used assets of $4,292, store closing costs of $634 primarily related to final expenses associated with the Saks Fifth Avenue Pittsburgh store closing and losses on the disposal of assets during the normal course of business of $281. During the three months ended October 29, 2011, we incurred asset disposal charges of $218. For the nine months ended October 29, 2011, we incurred charges of $3,252 primarily due to a lease termination fee related to the relocation of our Hilton Head OFF 5TH store during the second quarter ending July 30, 2011.

Segment Reporting

SFA, Saks Direct, and OFF 5TH have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting literature.

Fair Value Measurements

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses as of October 27, 2012, January 28, 2012, and October 29, 2011 approximates their fair value due to the short-term nature of these financial instruments. See Note 5 for fair value disclosures related to our long-term debt.

Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets. During the nine months ended October 27, 2012, long-lived assets held and used with a carrying value of $4,856 were written down to their estimated fair value of $564, resulting in an impairment loss of $4,292, which is included in impairments and dispositions on the Consolidated Statement of Income. The fair values of long-lived assets held and used were determined using an income based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows and discount rates. These inputs are based on assumptions from the perspective of market participants.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Operating Leases

We lease the land or the land and building at many of our stores, as well as our distribution centers, administrative facilities, and certain equipment. Most of these leases are classified as operating leases. Most of our lease agreements include renewal periods at our option. Store lease agreements generally include rent holidays, rent escalation clauses, and contingent rent provisions that require additional payments based on a percentage of sales in excess of specified levels. Contingent rental payments are recognized when we have determined that it is probable that the specified levels will be reached during the fiscal year. For leases that contain rent holiday periods and scheduled rent increases, we recognize rent expense on a straight-line basis over the lease term from the date we take possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the leases are recorded as deferred rent. Tenant improvement allowances and other lease incentives are recorded as deferred rent liabilities and are recognized on a straight–line basis over the life of the lease. As of October 27, 2012, January 28, 2012, and October 29, 2011 deferred rent liabilities were $80,221, $66,524, and $67,099, respectively. These amounts are included in other long-term liabilities on the Consolidated Balance Sheets.

Gift Cards

We sell gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized and a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards was $29,681, $28,933, and $29,651 as of October 27, 2012, January 28, 2012, and October 29, 2011, respectively and is included in accrued expenses on the Consolidated Balance Sheets.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 3: INCOME TAXES

The effective income tax rates for the three- and nine-month periods ended October 27, 2012 were 28.2% and 34.7%, respectively, as compared to 37.4% and 35.7% for the three- and nine-month periods ended October 29, 2011, respectively. The decrease in the effective tax rate for the three months ended October 27, 2012 is primarily due to the release of a valuation allowance no longer deemed necessary related to federal tax credits. The decrease in the effective tax rate for the nine months ended October 27, 2012 is primarily due to the release of a valuation allowance related to federal tax credits which was partially offset by the write-off of a deferred tax asset associated with non-deductible compensation.

A reconciliation of our income tax expense for the three and nine months ended October 27, 2012 and October 29, 2011 is as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Expected federal income taxes at statutory rate of 35%	$11,012	$9,941	$22,746	$20,586
State and local income taxes, net of federal benefit	2,351	1,751	4,614	3,849
Valuation allowance adjustment related to federal tax credits	(3,269)	—	(3,269)	—
Valuation allowance adjustment related to state net operating losses	(527)	(575)	(1,152)	(1,431)
Effect of settling tax examinations and other tax reserve adjustments	(698)	(842)	(1,981)	(2,470)
Non-deductible compensation	—	—	1,152	—
Other, net	(10)	358	428	473

Income tax expense	$8,859	$10,633	$22,538	$21,007

We file a consolidated U.S. federal income tax return as well as state tax returns in multiple state jurisdictions. Examinations have been completed by the Internal Revenue Service or the statute of limitations has expired for taxable years through January 31, 2009. With respect to state and local jurisdictions, examinations have been completed in many jurisdictions through the same period and beyond. Currently, examinations in several jurisdictions are in progress.

As of October 27, 2012, gross deferred tax assets related to U.S. federal and state net operating loss, alternative minimum tax credit and other federal tax credit carryforwards were $91,502. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $18,065 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, the valuation allowance as of October 27, 2012 was $18,065. We evaluate the realizability of our deferred tax assets on a quarterly basis and will continue to assess the need for a valuation allowance in the future. If future results are less than or more than projected or tax planning strategies are no longer viable, then changes to valuation allowances may be required which could have a material impact on our results of operations in the period in which they are recorded.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 4: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. For the three and nine months ended October 27, 2012 and October 29, 2011, the computations of diluted EPS assume that our convertible notes would be settled in shares of common stock. Diluted EPS is computed by adjusting: (i) the income available to common shareholders for the amount of interest expense recognized related to the convertible notes, and (ii) the weighted-average number of common shares outstanding to assume conversion of our convertible notes and the issuance of all other potential common shares, if the effect is dilutive. The following table sets forth the computations of basic and diluted EPS for the three and nine months ended October 27, 2012 and October 29, 2011:

	Three Months Ended
	October 27, 2012			October 29, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$22,602	147,547	$0.15	$17,771	154,080	$0.12
Effect of dilutive potential common shares	4,246	43,546	(0.01)	4,067	44,973	(0.01)

Diluted EPS	$26,848	191,093	$0.14	$21,838	199,053	$0.11

	Nine Months Ended
	October 27, 2012			October 29, 2011
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$42,450	151,152	$0.28	$37,811	155,739	$0.24
Effect of dilutive potential common shares	—	2,873	—	—	4,112	—

Diluted EPS	$42,450	154,025	$0.28	$37,811	159,851	$0.24

For the three months ended October 27, 2012 and October 29, 2011, the computations of diluted EPS include the effect of 40,889 shares that could be issued upon the conversion of our convertible notes and the related interest expense, net of tax, of $4,246 and $4,067, respectively, as the effect is dilutive. The following table presents potentially dilutive securities excluded from the computations of diluted EPS:

	Three Months Ended				Nine Months Ended
	October 27, 2012		October 29, 2011		October 27, 2012		October 29, 2011
Stock options (1)	1,258	(2)	1,307	(2)	1,258	(2)	1,307	(2)
Contingently convertible securities:
7.5% Convertible Notes	—		—		21,670	(3)	21,670	(3)
2.0% Convertible Notes	—		—		19,219	(3)	19,219	(3)

(1)

The amounts represent the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

(2)	Potentially dilutive securities excluded from the computation of diluted EPS because the exercise price of the options exceeded the average market price of our common stock during the period.
(3)	Potentially dilutive securities excluded from the computation of diluted EPS because the effect would have been anti-dilutive.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 5: DEBT

A summary of our long-term debt and capital lease obligations is as follows:

	October 27, 2012		January 28, 2012		October 29, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes 7.0%, maturing fiscal year 2013	$2,125	$2,226	$2,125	$2,183	$2,125	$2,210
Convertible notes 7.5%, maturing fiscal year 2013, net (1)	113,536	224,600	109,549	228,592	108,292	253,132
Convertible notes 2.0%, maturing fiscal year 2024, net (2)	217,323	239,485	210,840	234,894	208,745	237,843
Capital lease obligations (3)	52,711	n/a	52,920	n/a	53,663	n/a

Total debt	385,695	466,311	375,434	465,669	372,825	493,185
Less current portion:
Capital lease obligations (3)	(9,326)	n/a	(7,472)	n/a	(7,088)	n/a

Current portion of long-term debt	(9,326)	—	(7,472)	—	(7,088)	—

Long-term debt	$376,369	$466,311	$367,962	$465,669	$365,737	$493,185

(1)	Amount represents the $120,000 convertible notes, net of the unamortized discount of $6,464, $10,451, and $11,708 as of October 27, 2012, January 28, 2012, and October 29, 2011, respectively.
(2)	Amount represents the $230,000 convertible notes, net of the unamortized discount of $12,677, $19,160, and $21,255 as of October 27, 2012, January 28, 2012, and October 29, 2011, respectively.
(3)	Disclosure regarding fair value of capital leases is not required.

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

In March 2011, we entered into an amendment to our existing revolving credit agreement. The amendment extended the maturity date of this facility from November 23, 2013 to March 29, 2016 and revised certain terms of the existing revolving credit facility. The maximum committed borrowing capacity of the amended facility remains at $500,000. Fees incurred associated with the amendment to the revolving credit agreement were $2,961. As of October 27, 2012, we had no direct outstanding borrowings under the facility and had letters of credit outstanding of $6,136.

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

During periods in which availability under the agreement is $62,500 or more, we are not subject to financial covenants. If and when availability under the agreement decreases to less than $62,500, we will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There are no debt-ratings-based provisions. As of October 27, 2012, we were not subject to the minimum fixed charge coverage ratio. The credit agreement contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the credit agreement if a default were to occur in another debt instrument resulting in the acceleration of more than $20,000 of principal under that other instrument.

SAKS INCORPORATED & SUBSIDIARIES

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

Senior Notes

As of October 27, 2012, we had $2,125 of unsecured senior notes outstanding that mature in December 2013 with an interest rate of 7.0%. The senior notes are guaranteed by all of the subsidiaries that guarantee our revolving credit facility. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of the senior notes require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-ratings-based provisions.

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

2.0% Convertible Senior Notes

We issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and, in certain circumstances, allow the holders to convert the notes to shares of our common stock at a conversion rate of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion) subject to an anti-dilution adjustment. The holders may put the debt back to us in 2014 or 2019 and the debt became callable at our option on March 21, 2011. We can settle a conversion of the notes with shares, cash or a combination thereof at our discretion. The holders may convert the notes at the following times, among others: (i) if our share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving us. As of October 27, 2012, none of the conversion criteria were met.

In connection with the issuance of the 2.0% Convertible Notes, we entered into a convertible note hedge and written call options on our common stock to reduce our exposure to dilution from the conversion of the 2.0% Convertible Notes. These transactions were accounted for as a net reduction of shareholders’ equity of $25,000 in 2004. The convertible note hedge and written call options expired during 2011.

SAKS INCORPORATED & SUBSIDIARIES

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

Saks Incorporated is the issuer of our outstanding notes, which include the 7.0% senior notes, the 7.5% convertible notes, and the 2.0% convertible senior notes. Substantially all of Saks Incorporated’s subsidiaries guarantee our outstanding notes which are the same subsidiaries that guarantee the revolving credit facility. Separate condensed consolidating financial information is not included because Saks Incorporated has no independent assets or operations, the subsidiary guarantees related to the notes are full and unconditional and joint and several, and subsidiaries not guaranteeing the debt are minor. All subsidiaries of Saks Incorporated are 100% owned and there are no contractual restrictions on the ability of Saks Incorporated to obtain funds from our subsidiaries.

NOTE 6: EMPLOYEE BENEFIT PLANS

We sponsor a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) principally benefiting our former employees. Effective January 1, 2007, we amended the Pension Plan, suspending future benefit accruals for all participants, except certain participants who as of December 31, 2006 had attained age 55, completed 10 years of credited service, and who were not considered to be highly compensated employees. Effective March 13, 2009, we amended the Pension Plan, suspending future benefit accruals for all remaining participants. We fund the Pension Plan in accordance with regulatory funding requirements. The components of net periodic benefit cost related to the Pension Plan and SERP for the three and nine months ended October 27, 2012 and October 29, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Interest cost	$1,310	$1,630	$3,930	$4,890
Expected return on plan assets	(1,741)	(2,002)	(5,222)	(6,008)
Amortization of net loss	708	564	2,123	1,691

Net periodic benefit cost	$277	$192	$831	$573

We contributed $906 and $2,762 to the Pension Plan during the three and nine months ended October 27, 2012, respectively, and expect additional funding requirements of approximately $702 for the remainder of fiscal year 2012.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 7: SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the nine months ended October 27, 2012:

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (1)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 28, 2012	160,043	$16,004	$1,296,191	$(50,706)	$(54,705)	$1,206,784
Net income				42,450		42,450
Other comprehensive income, net of tax					1,279	1,279
Issuance of common stock	39	4	210			214
Net activity under stock compensation plans	2,025	203	(203)			—
Shares withheld for employee taxes	(1,354)	(135)	(15,694)			(15,829)
Income tax effect of stock compensation plans			8,373			8,373
Stock-based compensation			12,053			12,053
Repurchase of common stock	(7,987)	(799)	(78,289)			(79,088)
Deferred tax adjustment related to convertible notes			2,307			2,307

Balance at October 27, 2012	152,766	$15,277	$1,224,948	$(8,256)	$(53,426)	$1,178,543

(1)	Accumulated Other Comprehensive Loss is composed of net gains and losses associated with our defined benefit plans.

We have a share repurchase program that authorizes us to repurchase up to 70,025 shares of our common stock. During the three months ended October 27, 2012, we repurchased and retired an aggregate of 9 shares of our common stock at an average price of $10.01 and a total cost of $82. During the nine months ended October 27, 2012, we repurchased and retired an aggregate of 7,987 shares of our common stock at an average price of $9.90 and a total cost of $79,088. During the three- and nine-month periods ended October 29, 2011, we repurchased and retired an aggregate of 3,537 shares of our common stock at an average price of $8.18 and a total cost of $28,932. As of October 27, 2012, there were 21,185 shares remaining available for repurchase under our share repurchase program.

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

Total pre-tax stock-based compensation expense for the three and nine months ended October 27, 2012 was $3,663 and $12,053, respectively, and $3,733 and $11,885 for the three and nine months ended October 29, 2011, respectively.

SAKS INCORPORATED & SUBSIDIARIES

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

Taxes

We are routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Based on annual evaluations of our tax filing positions, we believe we have adequately accrued for our tax exposures. To the extent we are to prevail in matters for which accruals have been established or are required to pay amounts in excess of income tax reserves, our effective tax rate in a given financial statement period may be materially impacted. As of October 27, 2012, certain state income and sales and use tax examinations were ongoing.

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (collectively “we,” “our,” and “us”) consist of Saks Fifth Avenue (“SFA”) stores and SFA e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”). We are an omni-channel luxury retailer offering a wide assortment of distinctive fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are principally free-standing stores in exclusive shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is a luxury off-price retailer. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of October 27, 2012, we operated 45 SFA stores with a total of approximately 5.4 million square feet and 64 OFF 5TH stores with a total of approximately 1.9 million square feet.

FINANCIAL PERFORMANCE SUMMARY

For the third quarter ended October 27, 2012, we recorded net income of $22.6 million, or $0.14 per diluted share. The results included after-tax income of $3.3 million, or $0.02 per share, related to the release of a valuation allowance no longer deemed necessary related to federal tax credits.

For the third quarter ended October 29, 2011, we recorded net income of $17.8 million, or $0.11 per diluted share.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, selected items from our Consolidated Statements of Income, expressed as percentages of net sales (numbers may not total due to rounding):

	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	56.1	55.8	58.1	57.9

Gross margin	43.9	44.2	41.9	42.1

Selling, general & administrative expenses	27.3	27.5	26.5	26.4
Other operating expenses	10.9	10.9	10.9	11.0
Impairments and dispositions	0.0	0.0	0.2	0.2

Operating income	5.7	5.7	4.2	4.6

Interest expense	(1.3)	(1.7)	(1.3)	(1.8)
Loss on extinguishment of debt	—	—	—	0.0
Other income, net	0.0	0.1	0.1	0.1

Income before income taxes	4.4	4.1	3.0	2.8

Provision for income taxes	1.2	1.5	1.0	1.0

Net income	3.2%	2.6%	2.0%	1.8%

THREE MONTHS ENDED OCTOBER 27, 2012 COMPARED TO THREE MONTHS ENDED OCTOBER 29, 2011

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the three-month period ended October 29, 2011 to the three-month period ended October 27, 2012:

(In millions)	Total Company
For the three months ended October 29, 2011	$39.7

Store sales and margin	7.1
Operating expenses	(6.1)

Increase	1.0

For the three months ended October 27, 2012	$40.7

For the three months ended October 27, 2012, our operating income was $40.7 million compared to operating income of $39.7 million in the same period last year. The $1.0 million increase in operating income for the quarter was driven primarily by the higher gross margin resulting from a 3.3% increase in comparable store sales. This was partially offset by an increase in selling, general and administrative expenses supporting the growth of Saks Direct and other omni-channel initiatives, including our information technology and systems enhancements known as Project Evolution.

NET SALES

For the three months ended October 27, 2012, total net sales increased 3.0% to $713.2 million from $692.3 million for the three months ended October 29, 2011. Comparable store sales increased $22.2 million, or 3.3%, from $669.9 million for the three months ended October 29, 2011 to $692.1 million for the three months ended October 27, 2012.

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

GROSS MARGIN

For the three months ended October 27, 2012, gross margin was $313.0 million, or 43.9% of net sales, compared to $305.8 million, or 44.2% of net sales, for the three months ended October 29, 2011. Our gross margin rate decreased 30 basis points in the quarter primarily as a result of a modest period-over-period increase in targeted promotional activity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended October 27, 2012, SG&A was $194.6 million, or 27.3% of net sales, compared to $190.2 million, or 27.5% of net sales, for the three months ended October 29, 2011. The period-over-period increase was primarily the result of higher variable costs associated with the $20.9 million sales increase for the period and strategic investment spending to support growth areas such as Saks Direct and other omni-channel initiatives such as Project Evolution.

OTHER OPERATING EXPENSES

For the three months ended October 27, 2012, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $77.4 million, or 10.9% of net sales, compared to $75.7 million, or 10.9% of net sales, for the three months ended October 29, 2011. The increase in operating expenses of $1.7 million was primarily driven by an increase in property and equipment rentals of $2.0 million.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended October 27, 2012, impairment and disposition costs were $0.2 million compared to $0.2 million for the three months ended October 29, 2011. The current and prior period charges were primarily due to losses on the disposal of assets during the normal course of business.

INTEREST EXPENSE

For the three months ended October 27, 2012, interest expense was $9.3 million, or 1.3% of net sales, compared to $11.9 million, or 1.7% of net sales, for the three months ended October 29, 2011. The decrease of $2.6 million was primarily due to the extinguishment of $141.6 million of the 9.875% senior notes that matured in October 2011. Non-cash interest expense associated with the amortization of the debt discount on our convertible notes was $3.6 million and $3.3 million for the three months ended October 27, 2012 and October 29, 2011, respectively.

INCOME TAXES

The effective income tax rates for the three-month periods ended October 27, 2012 and October 29, 2011 were 28.2% and 37.4%, respectively. The decrease in the effective tax rate for the three months ended October 27, 2012 is primarily due to the release of a $3.3 million valuation allowance no longer deemed necessary related to federal tax credits.

As of October 27, 2012, gross deferred tax assets related to U.S. federal and state net operating loss (“NOL”), alternative minimum tax credit and other federal tax credit carryforwards were $91.5 million. The majority of the NOL carryforward is a result of the NOLs incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $18.1 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, the valuation allowance as of October 27, 2012 was $18.1 million.

NINE MONTHS ENDED OCTOBER 27, 2012 COMPARED TO NINE MONTHS ENDED OCTOBER 29, 2011

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the nine-month period ended October 29, 2011 to the nine-month period ended October 27, 2012:

Total Company
(In millions)
For the nine months ended October 29, 2011	$96.3

Store sales and margin	29.2
Operating expenses	(31.9)
Impairments and dispositions	(1.9)

Decrease	(4.6)

For the nine months ended October 27, 2012	$91.7

For the nine months ended October 27, 2012, our operating income was $91.7 million compared to operating income of $96.3 million in the same period last year. The $4.6 million decrease in operating income for the nine months was primarily driven by an increase in selling, general and administrative expenses supporting the growth of Saks Direct and other omni-channel initiatives, including Project Evolution. In addition, we incurred incremental costs associated with the opening of our new distribution center in Tennessee that became operational in July 2012 and higher asset impairment charges. These expense increases were partially offset by the higher gross margin resulting from the 4.3% increase in comparable store sales.

NET SALES

For the nine months ended October 27, 2012, total net sales increased 3.9% to $2,170.9 million from $2,088.5 million for the nine months ended October 29, 2011. Comparable store sales increased $85.8 million, or 4.3%, from $2,014.4 million for the nine months ended October 29, 2011 to $2,100.2 million for the nine months ended October 27, 2012.

GROSS MARGIN

For the nine months ended October 27, 2012, gross margin was $909.5 million, or 41.9% of net sales, compared to $880.3 million, or 42.1% of net sales, for the nine months ended October 29, 2011. Our gross margin rate decreased 20 basis points in the period primarily as a result of incremental markdowns in certain merchandise categories during our normal clearance cycle in the second quarter and a modest increase in period-over-period targeted promotional activity during the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended October 27, 2012, SG&A was $575.4 million, or 26.5% of net sales, compared to $552.0 million, or 26.4% of net sales, for the nine months ended October 29, 2011. The year-over-year increase was primarily the result of higher variable costs associated with the $82.5 million sales increase for the period and targeted investment spending to support growth areas such as Saks Direct and other omni-channel initiatives, such as Project Evolution.

OTHER OPERATING EXPENSES

For the nine months ended October 27, 2012, other operating expenses were $237.2 million, or 10.9% of net sales, compared to $228.7 million, or 11.0% of net sales, for the nine months ended October 29, 2011. The increase in operating expenses of $8.5 million was principally driven by increases in property and equipment rentals of $4.0 million, as well as increases in store pre-opening costs of $3.4 million primarily related to our new fulfillment center in Tennessee which opened in July 2012.

IMPAIRMENTS AND DISPOSITIONS

For the nine months ended October 27, 2012, impairment and disposition costs were $5.2 million compared to $3.3 million for the nine months ended October 29, 2011. The current period charge was primarily due to asset impairment charges as well as final expenses related to the closing of our SFA Pittsburgh store. The prior year charges were primarily driven by a lease termination charge incurred in connection with the relocation of our Hilton Head OFF 5TH store.

INTEREST EXPENSE

For the nine months ended October 27, 2012, interest expense was $28.3 million, or 1.3% of net sales, compared to $38.5 million, or 1.8% of net sales, for the nine months ended October 29, 2011. The decrease of $10.2 million was primarily due to the extinguishment of $141.6 million of the 9.875% senior notes that matured in October 2011. Non-cash interest expense associated with the amortization of the debt discount on our convertible notes was $10.5 million and $9.6 million for the nine months ended October 27, 2012 and October 29, 2011, respectively.

INCOME TAXES

The effective income tax rates for the nine-month periods ended October 27, 2012 and October 29, 2011 were 34.7% and 35.7%, respectively. The decrease in the effective tax rate for the nine months ended October 27, 2012 is primarily due to the release of a valuation allowance no longer deemed necessary related to federal tax credits which was partially offset by the write-off of a deferred tax asset associated with non-deductible compensation.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash provided by operating activities was $37.1 million for the nine months ended October 27, 2012 and $119.0 million for the nine months ended October 29, 2011. Cash provided by operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $81.9 million decrease is primarily due to changes in working capital.

Net cash used in investing activities was $87.0 million for the nine months ended October 27, 2012 and $63.9 million for the nine months ended October 29, 2011. Cash used in investing activities primarily relates to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $23.1 million increase in cash used in investing activities is primarily due to an increase in capital expenditures for the period. A portion of the increase in capital expenditures relates to Project Evolution, a multi-year project to enhance our information technology systems that will result in the migration of our existing merchandising, planning, procurement, finance, and human resources systems to an enterprise-wide systems solution.

Net cash used in financing activities was $76.0 million for the nine months ended October 27, 2012 and $179.3 million for the nine months ended October 29, 2011. The $103.3 million decrease in cash used in financing activities is primarily due to $144.0 million of long-term debt payments primarily related to the maturity of our 9.875% senior notes in October 2011 and $3.0 million of financing fees paid in the prior year related to the amendment of our revolving credit facility. There were no such payments in the current period. This was partially offset by a $50.2 million increase in repurchases of our common stock and an $8.1 million increase in excess tax benefits from stock-based compensation.

CASH BALANCES AND LIQUIDITY

Our primary sources of short-term liquidity are cash from operations, cash on hand, and availability under our $500.0 million revolving credit facility. As of October 27, 2012 and October 29, 2011, we maintained cash and cash equivalents balances of $74.2 million and $73.7 million, respectively. Exclusive of $4.8 million and $6.1 million of store operating cash as of October 27, 2012 and October 29, 2011, respectively, cash was invested primarily in money market funds, demand deposits, and time deposits. As of October 27, 2012, we had no direct outstanding borrowings under our revolving credit facility and had $493.9 million of availability, based on our inventory and receivable balances and after giving effect to outstanding letters of credit.

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

HURRICANE SANDY

Subsequent to the end our fiscal third quarter, many of our stores were directly impacted by Hurricane Sandy and were closed for several days. We also had a decline in Saks Direct sales generated from our customers in the Northeast and experienced some supply chain disruptions from the storm. However, none of our stores sustained material damage. While we cannot yet fully assess the impact of Hurricane Sandy and its aftermath, we do anticipate that it will have a negative impact on our results of operations for the fourth quarter ending February 2, 2013.

CAPITAL STRUCTURE

We continuously evaluate our debt-to-capitalization ratio in light of business and economic trends, interest rate levels, and the terms, conditions and availability of capital in the capital markets. As of October 27, 2012, our capital and financing structure consisted of a revolving credit facility, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. As of October 27, 2012, total funded debt (including the equity component of the convertible notes) was $404.8 million, representing a decrease of $1.0 million from the balance of $405.8 million at October 29, 2011. Additionally, our debt-to-capitalization ratio decreased to 25.9% as of October 27, 2012 from 26.2% as of October 29, 2011.

During the nine months ended October 27, 2012, we repurchased and retired an aggregate of 8.0 million shares of common stock at an average price of $9.90 and a total cost of $79.1 million. During the nine months ended October 29, 2011, we repurchased and retired an aggregate of 3.5 million shares of common stock at an average price of $8.18 and a total cost of $28.9 million. As of October 27, 2012, there were 21.2 million shares available for repurchase under our share repurchase program.

Revolving Credit Facility

We have a $500.0 million revolving credit facility that matures in March 2016 and is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. As our inventory levels fluctuate, these changes may, at times, cause the borrowing capacity to fall below the stated $500.0 million maximum. There are no debt-ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that we are subject to only if availability under the facility is less than $62.5 million. As of October 27, 2012, we were not subject to the fixed charge coverage ratio requirement as our availability under the facility exceeded $62.5 million. Based on the inventory and credit card receivables balances as of October 27, 2012, we had $493.9 million of availability under the facility, after deducting outstanding letters of credit of $6.1 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of more than $20.0 million in that other instrument. As of October 27, 2012, we had no direct outstanding borrowings under the revolving credit facility.

Senior Notes

Excluding the convertible notes, as of October 27, 2012, we had $2.1 million of senior notes outstanding that mature in 2013 with an interest rate of 7.0%. The terms of the senior notes call for all principal to be repaid at maturity and places limitations on the amount of secured indebtedness we may incur. There are no financial covenants or debt-ratings-based provisions associated with these notes. We believe we will have sufficient cash on hand, availability under our revolving credit facility, and access to various capital markets to repay the senior notes at maturity.

7.5% Convertible Notes

As of October 27, 2012, we had $120.0 million of convertible notes outstanding that bear cash interest semi-annually at an annual rate of 7.5% and mature in 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of our common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. We can settle a conversion with shares, cash, or a combination thereof at our discretion.

Upon issuance of the convertible notes, we estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13.0% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $6.5 million will be accreted to interest expense over the remaining 1.1 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

2.0% Convertible Senior Notes

As of October 27, 2012, we had $230.0 million of convertible senior notes outstanding that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of our common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to us in 2014 or 2019 and the convertible notes became callable at our option beginning on March 21, 2011. We can settle a conversion of the notes with shares, cash, or a combination thereof at our discretion. The holders may convert the notes at the following times, among others: (i) if our share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the convertible notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving us. As of October 27, 2012, none of the criteria were met.

We estimated the fair value of the liability component, as of the date of issuance, of our 2.0% convertible senior notes assuming a 6.25% non-convertible borrowing rate to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the convertible notes have put options in 2014 and 2019, the debt instrument is being accreted to par value using the effective interest method from date of issuance until the first put date in 2014, resulting in an increase in non-cash interest expense. The current unamortized discount of $12.7 million will be recognized over the remaining 1.4 year period.

We believe we will have sufficient cash on hand, availability under our revolving credit facility, and access to various capital markets to retire both convertible notes at maturity.

Capital Leases

As of October 27, 2012, we had $52.7 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require us to make periodic lease payments, aggregating between approximately $7.0 million and $10.0 million per year, excluding interest payments.

Pension Plan

We are obligated to fund a defined-benefit cash balance pension plan. Our current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. We amended the Saks Fifth Avenue Pension Plan (“Pension Plan”) during 2006, freezing benefit accruals for all participants except those who had attained age 55, completed 10 years of credited service as of January 1, 2007, and who were not considered to be highly compensated employees. In January 2009, we suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. We contributed $2.8 million to the Pension Plan during the nine months ended October 27, 2012 and expect additional funding requirements of approximately $0.7 million for the remainder of fiscal year 2012.

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

There were no material changes in our contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended October 27, 2012. For additional information regarding our contractual obligations as of January 28, 2012, see the Management’s Discussion and Analysis section of our Annual Report on Form 10-K/A for the year ended January 28, 2012.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for luxury apparel and other merchandise we carry and our ability to respond quickly to consumer trends; macroeconomic conditions and their effect on consumer spending; our ability to secure adequate financing; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of our proprietary credit card strategic alliance with Capital One Financial Corporation; geo-political risks; weather conditions and natural disasters; the performance of the financial markets; changes in interest rates; and fluctuations in foreign currency and exchange rates. For additional information regarding these and other risk factors, please refer to our Annual Report on Form 10-K/A for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission, which may be accessed through the Internet at www.sec.gov.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the three months ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item is incorporated by reference to Part I, Item 1, Note 9: Commitments and Contingencies – Legal.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended January  28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our common stock repurchases during the quarter ended October 27, 2012.

(Amounts in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program (1)
Period
August 2012
(July 29, 2012 to August 25, 2012)	9	$10.01	9	21,185
September 2012
(August 26, 2012 to September 29, 2012)			—	21,185
October 2012
(September 30, 2012 to October 27, 2012)			—	21,185

Total	9	$10.01	9

(1)

On December 8, 2005, we announced that our Board of Directors authorized an increase of 35,000 shares to our existing share repurchase program, for a total authorization of 70,025 shares. There is no expiration date under the share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Eighth Amendment to the Program Agreement, dated as of September 7, 2012, among Saks Incorporated, Saks Fifth Avenue, Inc., and Capital One, N.A. (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 10, 2012)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Saks Incorporated (Registrant)

	By:	/s/ Kevin G. Wills
Kevin G. Wills
Date: November 28, 2012		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)