Form 10-K
period 2013-02-02
SAKS INC
filed 2013-03-20
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of July 27, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,598,245,226, computed using the closing sales price on that day of $10.65.

On March 13, 2013, 150,196,130 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SAKS INCORPORATED

PART I

Item 1. Business.

Description of Business

The operations of Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (collectively, “we”, “us”, and “our”) consist of Saks Fifth Avenue (“SFA”) stores and SFA’s e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”) stores.

We are an omni-channel luxury retailer offering a wide assortment of distinctive fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are primarily free-standing stores in premier shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is a luxury off-price retailer. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of February 2, 2013, we operated 43 SFA stores with a total of 5.3 million square feet and 65 OFF 5TH stores with a total of 1.9 million square feet.

Merchandising, sales promotion, and store operating support functions reside in New York, New York. Our back-office support functions, such as accounting, credit card administration, store planning, and information technology, are primarily located in our operations center in Jackson, Mississippi or in our corporate offices in New York, New York.

Our fiscal year ends on the Saturday closest to January 31st. Fiscal year 2012 contained 53 weeks and ended on February 2, 2013 (“2012”). Fiscal years 2011 and 2010 each contained 52 weeks and ended on January 28, 2012 (“2011”) and January 29, 2011 (“2010”), respectively.

Discontinued Operations

As of January 31, 2009, we discontinued the operations of our Club Libby Lu (“CLL”) business, the operations of which are presented as discontinued operations on the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the prior year periods. CLL consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. CLL generated revenues of approximately $52.2 million for 2008 and was not profitable. Discontinued operations include nominal income for 2010 from residual CLL store closing activities.

Merchandise

Our stores and Saks Direct carry luxury merchandise from both core vendors and new and emerging designers, including products and brands that are exclusively offered at our stores. We have key relationships with the leading American and European fashion houses, including Giorgio Armani, Oscar de la Renta, Dolce and Gabbana, Chanel, Gucci, Prada, Louis Vuitton, St. John, Zegna, Theory, Cartier, David Yurman, Hugo Boss, Elie Tahari, Tory Burch, Ralph Lauren, Akris and Burberry, among many others. We also have arrangements with contract manufacturers to produce private-label merchandise. Our private-label offerings supplement our branded selections and include, among others, our Saks Fifth Avenue Men’s Collection and 9|15 brands sold at our SFA stores, as well as our BLACK Saks Fifth Avenue, BLUE Saks Fifth Avenue, RED Saks Fifth Avenue, and GREY Saks Fifth Avenue brands sold at our OFF 5TH stores.

Certain departments in our SFA stores are leased to independent companies. The leased departments are designed to complement our owned merchandising departments. The leased departments in our SFA stores are primarily furs and certain designer handbags, shoes, and jewelry. The terms of the lease agreements are typically between one and seven years and may require the lessee to pay for a portion of the leased department’s build-out costs, as well as provide for its own employees. We evaluate the performance of the leased departments regularly and require their compliance with our established customer service guidelines.

The following table sets forth our sales by major merchandise category as a percentage of consolidated net sales (exclusive of sales generated by leased departments) for 2012, 2011, and 2010:

	2012	2011	2010
Women’s apparel	34.8%	34.8%	36.0%
Women’s accessories	19.3%	19.3%	19.3%
Cosmetics and fragrances	12.1%	12.2%	12.8%
Men’s apparel, shoes, and accessories	16.4%	16.2%	16.2%
Women’s shoes	12.8%	12.2%	11.3%
Other	4.6%	5.3%	4.4%

Total	100.0%	100.0%	100.0%

Working Capital

Because of the seasonal nature of our business, our working capital needs are greater in the months leading up to our peak holiday sales period. Consistent with practices in the retail industry, we purchase merchandise assortments and volumes to coincide with the seasonality of our business and expected customer demand. We typically purchase and receive larger amounts of merchandise in the fall as we prepare for the holiday shopping season (primarily November and December).

Return Policy

We offer our customers a fair and liberal return policy, consistent with other luxury retailers, at our SFA stores, online at saks.com, and at our OFF 5TH stores. Merchandise purchased on saks.com may be returned to SFA stores. Approximately 24% of merchandise sold is later returned, and a large percentage of merchandise returns occur within a short time after the original sales transaction. We use historic return patterns to estimate expected returns.

Vendors

We purchase merchandise from many vendors and believe we maintain good relationships with them. We are not dependent on any single supplier and believe we have alternative sources of supply available for each category of merchandise we carry.

Distribution

Our distribution network consists of three company-operated distribution facilities – two that service our SFA and OFF 5TH stores (located in Maryland and California) and one dedicated to Saks Direct (located in Tennessee). See “Item 2. Properties” for additional information about these facilities.

The majority of our merchandise is shipped to our stores through our distribution network. A small portion of merchandise is shipped directly to our stores from vendors and in certain cases merchandise may be shipped from store to store. Customer purchases within our stores are primarily fulfilled from that store’s inventory, but may also be shipped from other stores for inventory unavailable at that location. All store inventory is shipped via third-party common carrier.

Our distribution facilities operate on a modern warehouse management system that leverages electronic data interchange (“EDI”) technology in conjunction with high-speed automated conveyor systems in order to receive and distribute merchandise to our stores as efficiently as possible. In 2010, we implemented new demand chain management software and began utilizing a “hold and flow” model of inventory allocation. Instead of pre-allocating and shipping merchandise to the stores, a portion of certain merchandise is held back at the distribution facility and “flowed” to the stores when demand dictates. “Hold and flow” has helped us to reduce the number of out-of-stock conditions, improve sell-through, and reduce transfer costs. In 2012, we began utilizing the “hold and flow” model for our OFF 5TH stores.

Until mid-2012, Saks Direct distribution was handled out of our Maryland facility. Due to the rapid growth of Saks Direct and space constraints in the Maryland distribution center, we opened a new fulfillment center in Tennessee in mid-2012. This center is equipped with an advanced mobile-robotic fulfillment system for receiving and fulfilling Saks Direct orders. The automation provided by the robotics system has significantly increased productivity, improved space utilization, and improved customer service. The majority of merchandise sold through Saks Direct is fulfilled and shipped from this facility, but certain merchandise sold through Saks Direct is shipped to the customer directly from the manufacturer. Additionally, in late 2012 we began fulfilling and shipping certain Saks Direct sales from our SFA stores.

Technology

We believe that technological investments are necessary to support our business operations and strategies, and, as a result, we continually upgrade our information systems to improve efficiency and productivity. In 2010 and 2011, we made significant investments in our demand chain management systems that improved the allocation of merchandise to our stores and we also invested in an advanced robotics system for receiving and fulfilling Saks Direct orders.

In 2011, we made certain technology investments to support our omni-channel approach to the business. We implemented “Single View of the Customer,” a platform that provides a consolidated repository for all customer data across our channels, enabling improved and more accurate customer analytics and enhancing our ability to target marketing to our customers. We also began implementation of “Single View of the Inventory,” which integrates SFA’s in-store and Saks Direct’s inventory systems.

In 2011, we began testing and launching several customer-facing omni-channel initiatives. In 2011, we introduced our Saks Fifth Avenue mobile application. This free app, available for iPad and iPhone users, enables customers to browse, search and buy products from saks.com. In 2012, we completed rolling out free Wi-Fi networks in all of our SFA stores to enable customers with smartphones to access our mobile app to find product information using the barcode scanner tool, read product reviews, and view runway videos. We have placed numerous iPads in all of our SFA stores so that our associates can access saks.com and our merchandise “look books” to expand the merchandise offerings available to their customers and leverage inventory from all locations. We also began a pilot of iTouch-based mobile point-of-sale (“POS”) devices in several of our stores, including OFF 5TH. These devices can process sales transactions like stationary POS terminals and enable us to better manage in-store traffic and improve the shopping experience for our customers.

In 2012, to further support future growth and our omni-channel retailing approach, we began “Project Evolution,” a multi-year project to migrate our existing merchandising, planning, procurement, finance, and human resources information technology systems to an enterprise-wide systems solution. Project Evolution will transform our business from a people, process, and systems perspective to one which will enable us to provide our customers with “any channel, any device, any time” shopping. We are implementing the systems conversion in a very methodical, phased approach through 2016.

Marketing

As we evolve into an omni-channel retailer, we have adapted an omni-channel marketing strategy. Our “Single View of Customer” database provides the basis for integrated omni-channel marketing strategies and customer segmentation. With this repository of customer data across our channels, we are able to see and leverage a comprehensive 360 degree view of our customers’ shopping patterns and preferences. The use of these sophisticated consumer analytics and insights helps drive marketing effectiveness through very targeted, localized, and personalized initiatives. While we continue to utilize more traditional marketing strategies focused on print advertising, direct mail, catalogs and targeted email, we have also expanded our social media presence with the launch of our SaksPOV blog and through Facebook, Twitter and Pinterest. We expect these efforts will enhance the Saks Fifth Avenue brand and drive both in-store and on-line traffic.

Our marketing approach principally emphasizes the latest fashion trends and most sought-after designers in luxury merchandise and is supplemented with national and local marketing efforts. To promote our image as one of the primary sources of luxury goods in our trade areas, we sponsor numerous fashion shows and in-store special events highlighting the designers represented in our stores. We also participate in “cause-related” marketing. This includes special in-store events and related advertising designed to drive store traffic, while raising funds for charitable organizations and causes, such as women’s cancer research and The American Red Cross.

Our SaksFirst proprietary credit card program is an important marketing tool for us. Historically, proprietary credit card holders have shopped more frequently with us and purchased more merchandise than customers who pay with cash or third-party credit cards. Customers using our proprietary credit cards are eligible for our SaksFirst loyalty program which rewards customers for purchases made in stores, online and, if they have a co-branded MasterCard, at unaffiliated locations. The SaksFirst program has different spending tiers and as customers increase their level of spending, they will receive more points for each purchase as well as other rewards and privileges, such as advance notice of sales and invitations to exclusive shopping events. In January 2013, we re-launched our SaksFirst loyalty program with several important enhancements. All holders of our proprietary credit cards are now granted automatic, free membership in SaksFirst, with no minimum spending requirement (which was previously $1,000) and earn points toward a SaksFirst gift card with their first purchase. SaksFirst has also been expanded to include purchases made at OFF 5TH stores, and members receive free shipping from stores and online. We seek to expand the number and use of our proprietary credit cards by, among other things, providing special discounts to customers and monetary incentives to sales associates to open new credit accounts, which generally can be opened while a customer is visiting one of our stores.

Customer Service

Our goal is to deliver distinctive, personalized, and memorable shopping experiences to our customers, whether shopping in-store or online. In our stores, we seek to provide our customers with both accessible and high-end fashion in a warm, welcoming environment, guided by knowledgeable sales associates. Compensation for sales associates at our SFA stores is generally commission-based. Our sales associates undergo extensive service, selling, and product-knowledge training and are encouraged to maintain frequent, personal contact with their customers. Sales associates are encouraged to utilize detailed customer data available through our POS equipment and software for their clienteling efforts, send personalized thank-you notes, and routinely communicate with customers to advise them of new merchandise offerings and special promotions. Most of our SFA stores also offer a complimentary personal shopping service called “The Fifth Avenue Club.”

We believe that we offer a high level of service to our customers shopping online at saks.com through easy-to-use site navigation and functionality and many customer-friendly features such as product reviews, runway videos of apparel, detailed product descriptions, sizing information, interviews with designers, and multiple angle shots of merchandise. In addition, we place high importance on an efficient check-out process; quick, accurate product delivery; and an efficient and friendly call center.

Trademarks, Service Marks, and Licensing

We own many trademarks and service marks including, but not limited to, “Saks Fifth Avenue,” “Saks & Company,” “SFA,” “S5A,” “The 5TH Avenue Club,” “SAKSFIRST,” “Saks Fifth Avenue Men’s Collection,” and “OFF 5TH.” We believe our trademarks and service marks are important and that the loss of certain of our trademarks or trade names, particularly the store nameplates, could have a material adverse effect on us. Many of our trademarks and service marks are registered with the United States Patent and Trademark Office. The terms of these registrations are generally ten years, and they are renewable for additional ten-year periods indefinitely so long as the marks are in use at the time of renewal. We are not aware of any claims of infringement or other challenges to our right to use our marks that would have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

We have license agreements with third-party operators for five licensed Saks Fifth Avenue stores located outside of the United States. The agreements typically have terms of ten years and are structured with royalty income paid as a percentage of sales for the use of our trademarks, trade name, and branding. The income generated from these agreements is not significant.

Seasonality

Our business, like that of many retailers, is subject to seasonal influences, with a significant portion of our sales and net income realized during the second half of the fiscal year, which includes the holiday selling season. Approximately 30% of our net sales are generated during the fourth quarter, and generally a large portion of our operating income is generated during the fall season.

Competition

The retail industry is highly competitive. We compete with a diverse group of competitors, many of which are omni-channel retailers, including traditional department stores, vendor-owned boutiques, specialty retailers, individual specialty apparel stores, designer boutiques, outlet stores, e-commerce and mail order retailers, and “flash-sale” businesses. We believe that our omni-channel approach to business, industry knowledge and customer base, superior customer service, broad selection of quality fashion merchandise at appropriate prices, innovative marketing, strategic store locations, and e-commerce presence position us for a competitive advantage.

Associates

As of February 2, 2013, we employed approximately 13,900 associates, of which approximately 25% were employed on a part-time basis. We hire additional temporary associates and increase the hours of part-time associates during seasonal peak selling periods. Less than 1% of our associates are covered by collective bargaining agreements. We consider our relations with our associates to be good.

Financial Information about Segments

SFA, Saks Direct, and OFF 5TH have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting literature.

Available Information

We provide access, free of charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) through our website, www.saksincorporated.com.

Executive Officers of the Registrant

The name, age, and position held by each of our executive officers are set forth below.

Name	Age	Position
Stephen I. Sadove	61	Chairman of the Board of Directors and Chief Executive Officer
Ronald L. Frasch	64	President and Chief Merchandising Officer
Michael A. Brizel	56	Executive Vice President and General Counsel
Jennifer S. de Winter	52	Executive Vice President of Stores
Denise Incandela	48	Executive Vice President and Chief Marketing Officer
Christine A. Morena	57	Executive Vice President of Human Resources
Michael Rodgers	48	Executive Vice President and Chief Information and Operations Officer
Robert T. Wallstrom	47	Executive Vice President; President, OFF 5TH
Kevin G. Wills	47	Executive Vice President of Finance and Chief Financial Officer
Michael J. Burgess	42	President, Saks Direct

Stephen I. Sadove was named Chief Executive Officer in January 2006 and assumed the additional role of Chairman of the Board of Directors in May 2007. Mr. Sadove joined us in January 2002 as Vice Chairman and assumed the additional responsibility of Chief Operating Officer in March 2004. Prior to joining us, Mr. Sadove served as Senior Vice President of Bristol-Myers Squibb and President of Bristol-Myers Squibb Worldwide Beauty Care from 1996 until January 2002. From 1991 until 1996, Mr. Sadove held various other executive positions with Bristol-Myers Squibb. From 1975 until 1991, Mr. Sadove held various positions of increasing responsibility with General Foods USA.

Ronald L. Frasch was named President and Chief Merchandising Officer in February 2007. Mr. Frasch joined SFA in January 2004, served in a non-executive capacity through November 2004, and held the post of Vice Chairman and Chief Merchant of SFA from November 2004 until January 2007. Prior to joining us, he served as Chairman and Chief Executive Officer of Neiman Marcus Group’s Bergdorf Goodman from April 2000 until January 2004. Prior to that, he held merchandising and executive posts with other companies including GFT USA, Escada USA, Neiman Marcus, and SFA.

Michael A. Brizel joined us in April 2007 and was named to the post of Executive Vice President and General Counsel in May 2007. Mr. Brizel is also our Chief Ethics and Compliance Officer. Mr. Brizel served in a variety of positions of increasing responsibility with The Reader’s Digest Association, Inc. between 1989 and April 2007, including Senior Vice President and General Counsel, a position he assumed in 2002. Mr. Brizel was a member of the legal department of General Foods Corporation from 1983 to 1989 and an associate with the New York law firm of Summit, Rovins and Feldesman (and its predecessors) from 1980 to 1983.

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

Denise Incandela was named Executive Vice President in June 2010 and assumed the role of Chief Marketing Officer of Saks Fifth Avenue in September 2011. After serving as a leader in the retail practice and as a consultant to us for five years while at McKinsey & Company, Ms. Incandela joined Saks Incorporated in 1999 to spearhead the development of the Saks Direct business for Saks Fifth Avenue. In 2002, she was named Senior Vice President of Business Development and Saks Direct, and in February 2007, she was promoted to President, Saks Direct and Group Senior Vice President. Ms. Incandela began her career as the Assistant to the Chief Financial Officer at Shearson Lehman Brothers.

Christine A. Morena joined us in January 2007 as Executive Vice President of Human Resources. Ms. Morena spent her career from 1976 through 2006 with AT&T Inc., where she held various positions of increasing responsibility, including Senior Vice President of Human Resources for AT&T Corporation, a subsidiary of AT&T Inc., a position she held from 2002 through 2006.

Michael Rodgers was named Executive Vice President and Chief Information and Operations Officer in February 2008. Mr. Rodgers joined McRae’s, Inc. (acquired by us in 1994) in 1993 as Director of Credit. He was promoted to Vice President of Credit in 1996 and to Senior Vice President of Credit in 1997, a position he held until 2002. Mr. Rodgers served as Executive Vice President of Operations from 2002 until April 2007. Mr. Rodgers served as Executive Vice President of Information Technology, Operations and Credit from May 2007 through January 2008. Prior to joining us, he held credit management positions with Boscov’s and Woodward & Lothrop.

Robert T. Wallstrom was named Executive Vice President in June 2010. Mr. Wallstrom joined us in June 1995 and has held various leadership positions since that time, including Senior Vice President and General Manager of the SFA flagship store in New York City between May 2002 and January 2007. He was named President, OFF 5TH and Group Senior Vice President in February 2007 and served as Group Senior Vice President through May 2010 when he was named Executive Vice President. Prior to joining us, he was a store manager for Macy’s/Bullocks.

Kevin G. Wills was named Executive Vice President and Chief Financial Officer in May 2007. Mr. Wills joined us in September 1997 and has served in the following capacities: Vice President of Financial Reporting from September 1997 to August 1998; Senior Vice President of Strategic Planning from September 1998 to August 1999; Senior Vice President of Planning and Administration of Saks Department Store Group from September 1999 to January 2003; Executive Vice President of Operations for Parisian from February 2003 to May 2005; and Executive Vice President of Finance and Chief Accounting Officer from May 2005 until May 2007. Prior to joining us, Mr. Wills was Vice President and Controller for the Tennessee Valley Authority and before that, he was an audit manager with Coopers and Lybrand (now PricewaterhouseCoopers LLP).

Michael J. Burgess joined us in May 2012 as President of Saks Direct. Mr. Burgess served as Executive Vice President of the Consumer Division of FTD at United Online from 2008 until April 2012 where he led merchandising, marketing, consumer information technology, and several other functions of the FTD North America business segment. Mr. Burgess held the post of Vice President and General Manager, Internet Business, of Teleflora LLC between 2006 and 2008. Prior to that, he held various executive positions with Better Life Media, Inc., Selby Venture Partners, ForRetail, and Crossworlds Software, Inc. He began his business career at McKinsey & Company, where he led and served on teams providing strategic management services to several Global 500 companies in a variety of industries.

Item 1A. Risk Factors.

The following are risk factors that could affect our business, financial condition, results of operations, and cash flows, some of which are beyond our control. These risk factors should be considered when evaluating the forward-looking statements contained in this Annual Report on Form 10-K. If any of the events described below were to actually occur, our business, financial condition, results of operations or cash flows could be adversely affected and results could differ materially from expected and historical results.

Poor economic conditions have affected and may continue to affect consumer spending which has harmed and may continue to harm our business.

The retail industry is continuously subject to domestic and international economic trends. We are focused on the luxury retail sector. SFA stores, Saks Direct and OFF 5TH stores offer a wide assortment of luxury fashion apparel, shoes, accessories, jewelry, cosmetics, and gift items. All of the goods that we sell are discretionary items. Changes in consumer confidence and fluctuations in financial markets can influence cyclical trends and consumer spending, particularly in the luxury sector. While economic conditions have improved since the downturn in the economy in 2008, they remain somewhat volatile. There can be no assurance that the economy will continue to improve or that we will be successful in sustaining profitability. During actual or perceived periods of economic downturn, fewer customers may shop at our stores and those that do may limit their purchases, which could negatively impact our revenues and results of operations. In addition, in the event that we are unsuccessful in sustaining profitability, we may not be able to realize our net deferred tax assets, which would require us to record a valuation allowance that could have a material impact on our results of operations in the period in which it is recorded. Our flagship SFA New York store is also susceptible to volatility in the financial markets and employment and compensation trends in the financial sector, as well as international tourism.

The success of our business depends to a significant extent upon the level of consumer spending. A number of factors affect the level of consumer spending on merchandise that we offer, including, among other things:

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

Any decrease in consumer spending could have a significant negative impact on our future revenues and results of operations.

We are restricted in our ability to incur additional debt which may affect our ability to adequately finance our operations.

Our revolving credit facility, senior notes, and 2.0% convertible notes contain restrictions on liens, and sale/leaseback transactions, and our revolving credit facility also contains restrictions on additional indebtedness, in each case, subject to certain limited exceptions. These restrictions under the revolving credit agreement and the outstanding notes may affect our ability to obtain additional debt financing or financing on favorable terms if our cash flow from operations and funds available under our revolving credit facility are insufficient to satisfy our working capital requirements.

We are unable to predict the impact of potential disruptions in the credit markets and the resulting costs or constraints in obtaining financing on our business and financial results.

Our principal sources of cash come from our operating activities and borrowings under our revolving credit facility. Disruptions in the credit markets can have a significant adverse impact on a number of financial institutions and may affect the cost of capital available to us. We cannot predict with any certainty the impact of any future disruption in the credit environment or any resulting material impact on our liquidity, future financing costs, or financial results.

We are dependent on our relationships with certain designers, vendors, and other sources of merchandise.

Our relationships with established and emerging designers are a key factor in our position as a retailer of luxury merchandise, and a substantial portion of our revenues are attributable to our sales of designer merchandise. Many of our key vendors limit the number of retail outlets they use to sell their merchandise, and competition among retailers to obtain and sell these goods is intense. Our relationships with our designers have been a significant contributor to our past success. Although we have supply arrangements with some of our merchandising sources, there can be no assurance that such sources will continue to meet our quality, style, and volume requirements. Moreover, nearly all of the top designer brands sold by us are also sold by competing retailers, and many of these top designer brands also have their own dedicated retail stores and/or their own e-commerce sites. If one or more of these top designers were to cease providing us with adequate supplies of merchandise or, conversely, were to increase sales of merchandise through their own stores or to the stores of other competitors, our business could be adversely affected. In addition, any decline in the popularity or quality of any of these designer brands could adversely affect our business.

Our business and results of operations may be adversely affected by events that are outside of our control.

Our business is adversely affected by unseasonable weather conditions. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring or summer affect consumer apparel purchases and could have a material adverse effect on our results of operations and financial condition.

Additionally, unforeseen events including war, terrorism and other international conflicts or political events, public health issues and natural disasters such as hurricanes, tornadoes, earthquakes, and floods, whether occurring in the United States or abroad, could disrupt our supply chain operations, international trade or result in political or economic instability. Any of the foregoing events could result in property losses, reduced demand for our products or make it difficult or impossible to obtain merchandise from our suppliers, all of which may adversely affect our results of operations and financial condition.

We derive a significant amount of our revenues from stores located on the east coast and west coast of the United States. Any events which have a negative impact on the economies or consumer spending in those regions could adversely affect our business and results of operations.

Additionally, several of our stores are in tourist markets, including our flagship SFA New York store. A downturn in economic conditions, severe weather events or other events such as terrorist activity could impact travel and thus negatively affect the results of operations for stores located within these tourist markets. Increases in transportation and fuel costs, the financial condition of the airline industry and its impact on air travel, and sustained recessionary periods in the U.S. and internationally could also unfavorably impact results of the stores located within these tourist markets.

Our business is intensely competitive and increased or new competition could have a material adverse effect on us.

The retail industry is intensely competitive. As a retailer offering a broad selection of luxury fashion apparel, shoes, accessories, jewelry, cosmetics, and gift items, we currently compete with a diverse group of competitors, many of which are omni-channel retailers, including traditional department stores, vendor-owned boutiques, specialty retailers, individual specialty apparel stores, designer boutiques, outlet stores, e-commerce and mail order retailers, and “flash sale” businesses, which sell, among other products, products similar to those that we sell. We compete for customers on the basis of fashion and trends; the selection, presentation, quality, and pricing of our merchandise; the customer experience, both in-store and online; our marketing initiatives and SaksFirst loyalty program; and the visual appeal and ambiance of our stores. We also compete in particular markets with a substantial number of retailers that specialize in one or more types of products that we sell. A number of different competitive factors could have a material adverse effect on our business, results of operations and financial condition including:

¡	increased operational efficiencies of competitors;
¡	competitive pricing strategies, including deep discount pricing by a broad range of retailers during periods of poor consumer confidence or economic instability;
¡	expansion of product offerings by existing competitors;
¡	entry by new competitors into markets in which we currently operate; and
¡	adoption by existing competitors of innovative retail sales methods.

We may not be able to continue to compete successfully with our existing or new competitors, and prolonged periods of deep discount pricing by our competitors may have a material adverse effect on our business.

We face risks associated with consumer preferences, demand, and fashion trends.

Changes in consumer preferences, demand and interest could have a material adverse effect on our business. In addition, fashion trends could materially impact sales. Success in the retail business depends, in part, on our ability to anticipate consumer preferences and demand. Early order commitments often are made far in advance of consumer acceptance. If we fail to anticipate preferences accurately and respond to consumer preferences and demand, we could experience lower sales, excess inventories, and lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

Our business depends, in part, on the success of our strategies.

Our success is dependent on our ability to identify, develop and execute our strategies. Our continued growth and success depends, in part, on our ability to successfully open and operate new stores, enhance and remodel existing stores on a timely and profitable basis, and optimize store performance by closing under-performing stores. The success of any future store openings will depend upon numerous factors, many of which are beyond our control, including the following:

¡	the ability to attract appropriate vendors;
¡	the competition for suitable store sites;
¡	the ability to negotiate favorable lease terms with landlords;
¡	the availability of associates to staff new stores and our ability to hire, train, motivate, and retain store personnel; and
¡	the ability to attract customers and generate sales sufficient to operate new stores profitably.

In the future, we may enter into additional markets. These markets may have different competitive conditions, consumer trends, and discretionary spending patterns than its existing markets, which may cause new stores in these markets to be less successful than stores in existing markets.

Our continued growth and success also depends, in part, on our ability to implement our omni-channel strategy. Omni-channel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by competitors. If we do not make, improve, and develop relevant technology timely and in a manner that appeals to our customers, our ability to compete and our results of operations could be adversely affected. In addition, if there are performance issues with our customer-facing technology systems, we may experience a loss of customer confidence and sales, which could adversely affect our reputation and results of operations.

We continue to implement customer-oriented strategic programs designed to differentiate and strengthen our core merchandise content and service levels and expand and enhance our merchandise offerings. We also seek to improve the effectiveness of our marketing and advertising programs. If we fail to implement successfully some or all of these initiatives, we may be unable to retain or attract customers, which could adversely affect our financial results.

The loss of, or disruption in, our centralized distribution centers could have a material adverse effect on our business and operations.

We depend on the orderly operation of the receiving and distribution process, which relies on adherence to shipping schedules and effective management of distribution centers. Although we believe that our receiving and distribution process is efficient and that we have appropriate contingency plans, unforeseen disruptions in operations due to fire, severe weather conditions, natural disasters, or other catastrophic events; labor disagreements; or other shipping problems may result in the loss of inventory and/or delays in the delivery of merchandise to our stores and customers.

Additionally, freight cost is impacted by changes in fuel prices. Fuel prices affect freight cost both on inbound freight from vendors to the distribution centers and outbound freight from the distribution centers to our stores and customers.

Although we maintain business interruption and property insurance, management cannot be assured that our insurance coverage will be sufficient, or that insurance proceeds will be timely paid to us, if any of the distribution centers are damaged or shut down for any reason.

Loss of our trademarks and service marks or damage to our brand could have a material adverse effect on our results of operations.

We own many trademarks and service marks including, but not limited to, “Saks Fifth Avenue,” “Saks & Company,” “SFA,” “S5A,” “The 5TH Avenue Club,” “SAKSFIRST,” “Saks Fifth Avenue Men’s Collection,” and “OFF 5TH.” We believe our trademarks and service marks are important and that the loss of certain of our trademarks or trade names, particularly the store nameplates, could have a material adverse effect on us. Many of our trademarks and service marks are registered with the United States Patent and Trademark Office. In addition, we have a well-recognized brand that we believe represents a high level of customer service and quality merchandise. Any significant damage to our brand or reputation may negatively impact our sales, lower employee morale and productivity, and diminish customer trust, resulting in a reduction in shareholder value.

Fluctuations in foreign currency could have an adverse impact on our business.

We purchase a substantial portion of our inventory from foreign suppliers whose functional currency is not the U.S. dollar. Although fluctuations in the Euro-U.S. dollar exchange rate have the largest impact on our business, we procure goods from many countries and, consequently, are affected by fluctuations in the U.S. dollar relative to the currencies of the countries from which we purchase goods. Accordingly, changes in the value of the dollar relative to foreign currencies may increase the cost of goods sold. If we are unable to pass such cost increases on to our customers or the higher cost of the products results in decreased consumption, gross margins and ultimately earnings would decrease.

If we do not have the ability to successfully upgrade, maintain and secure our information systems to support the needs of the organization and increased and evolving cyber-security threats, it could have an adverse impact on our business.

We rely heavily on information systems to manage operations, including a full range of retail, financial, planning, sourcing and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. The reliability and capacity of information systems is critical. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses, power outages and other technical malfunctions. Any disruptions affecting our information systems, or any delays or difficulties in transitioning to new systems or in integrating them with current systems, could have a material adverse impact on our business. In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

In 2012, we began a substantial multi-year transformation of and investment in our foundational merchandising, finance, and human resources systems. We have an orderly plan to transition our existing legacy systems to the new systems. However, we could experience disruption in our operations due to unexpected issues with employee hiring, retention, supply chain, and training and installation of equipment or software, among other things.

A privacy breach could adversely affect our business.

The protection of customer, employee, and company data is critical to us. The regulatory environment and industry standards surrounding information security and privacy continue to evolve in response to increased threats to information security. In addition, our customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or litigation resulting in a decrease in our earnings.

Ownership and leasing of significant amounts of real estate exposes us to possible liabilities and losses.

A significant percentage of our SFA stores and one of our OFF 5TH stores are owned. The remainder of our SFA and OFF 5TH stores are leased. Accordingly, we are subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, and costs to operate stores could increase, because of changes in the investment climate for real estate, demographic trends, and supply or demand for the use of the store, which may result from competition from similar stores in the area, as well as liability for environmental conditions.

Store leases generally require us to pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. We generally cannot terminate these leases. If a store is not profitable, and we decide to close it, we may be committed to perform certain obligations under the applicable lease including, among other things, paying rent for the balance of the applicable lease term. In addition, as the leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

If an existing owned store is not profitable, and we decide to close the store, we may be required to record an impairment charge and/or exit costs associated with the disposal of the store.

In addition, we may not be able to close an unprofitable owned or leased store due to an existing operating covenant which may cause us to operate the location at a loss which could result in an impairment charge.

Failure to manage effectively these and other factors may affect our ability to build, purchase and lease new stores, which may have a material adverse effect on our financial results and future profitability.

A small number of our shareholders could significantly influence our business.

As of December 31, 2012, we believe that our largest five shareholders controlled approximately 59% of our common stock. These few significant shareholders, if they were to vote or otherwise act together, may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of the company or our assets. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in the company and may have the effect of delaying, preventing or expediting a change in control of the company, which could deprive our other shareholders of an opportunity to receive a premium for their common stock as part of a sale of the company. Further, these shareholders may have interests that differ from those of other shareholders and may vote in a way that is adverse to the interests of other shareholders. As a result, this concentration in ownership of our common stock may adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the location, total square footage, and ownership of our distribution centers, operations center, and corporate offices as of February 2, 2013:

Facility	Location of Facility	Square Footage	Owned/Leased
Distribution Center	LaVergne, Tennessee	564,000	Leased
Distribution Center	Aberdeen, Maryland	471,000	Leased
Distribution Center	Ontario, California	120,000	Leased
Corporate Operations Center	Jackson, Mississippi	298,000	Owned
Corporate Headquarters	New York, New York	319,000	Leased

The majority of our SFA stores and one OFF 5TH store are owned or are owned buildings on leased land. All other SFA and OFF 5TH stores are leased. Store leases generally require that we pay a fixed minimum rent and a variable amount based on a percentage of annual sales at that location. Generally, we are responsible under our store leases for a portion of mall promotion and common area maintenance expenses and for certain utility, property tax, and insurance expenses. Generally, SFA store leases have initial terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years. OFF 5TH leases typically have shorter terms.

The following tables set forth information about our stores as of February 2, 2013:

	Owned Locations*		Leased Locations		Total
	Number of Stores	Gross Square Footage (in millions)	Number of Stores	Gross Square Footage (in millions)	Number of Stores	Gross Square Footage (in millions)
SFA	26	3.7	17	1.6	43	5.3
OFF 5TH	1	0.1	64	1.8	65	1.9

Total	27	3.8	81	3.4	108	7.2

*	Owned locations include owned stores and owned buildings on leased land.

A summary of stores by geographic location as of February 2, 2013 is as follows:

	Number of Stores	Owned Stores	Leased Stores	Owned Building on Leased Land
Alabama	1	1	—	—
Arizona	3	—	3	—
California	15	1	13	1
Colorado	2	—	2	—
Connecticut	3	—	2	1
Florida	17	—	14	3
Georgia	3	—	2	1
Hawaii	1	—	1	—
Illinois	4	—	3	1
Indiana	1	—	1	—
Kansas	1	—	1	—
Louisiana	1	—	1	—
Massachusetts	2	—	2	—
Maryland	2	—	1	1
Michigan	2	1	1	—
Minnesota	1	—	—	1
Missouri	1	—	—	1
North Carolina	3	1	2	—
Nevada	2	—	1	1
New Hampshire	1	—	1	—
New Jersey	4	—	3	1
New York	8	1	6	1
Ohio	5	1	2	2
Oklahoma	2	—	1	1
Oregon	1	—	1	—
Pennsylvania	3	—	3	—
South Carolina	2	—	2	—
Tennessee	1	—	1	—
Texas	12	1	9	2
Virginia	4	2	2	—

Total	108	9	81	18

Store count activity for the year ended February 2, 2013 is as follows:

	SFA	OFF 5TH	Total
Store count as of January 28, 2012	46	60	106
New stores opened	—	5	5
Stores closed	(3)	—	(3)

Store count as of February 2, 2013	43	65	108

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “SKS.” The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange during each quarter of 2012 and 2011.

	2012		2011
	High	Low	High	Low
First Quarter	$12.14	$9.51	$12.97	$10.90
Second Quarter	$11.38	$9.39	$12.07	$10.02
Third Quarter	$12.00	$9.93	$11.50	$7.67
Fourth Quarter	$11.28	$9.24	$11.24	$8.49

Holders

As of March 13, 2013, there were 2,149 shareholders of record of our common stock.

Dividends

During 2012 and 2011, we did not declare any dividends. Future dividends, if any, will be determined by our Board of Directors in light of circumstances then existing, including earnings, financial requirements, and general business conditions. We do not anticipate declaring dividends in the near term.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides equity compensation plan information for all plans approved and not approved by our shareholders, as of February 2, 2013:

(In thousands, except per share amounts)	Number of securities to be issued upon exercise of outstanding options, warrants and	Weighted-average exercise price of outstanding options, warrants and	Number of securities remaining available for future issuance under equity
Plan Category	rights (#)	rights ($)	compensation plans[1]
Equity compensation plans approved by security holders	1,420	$14.19	1,000
Equity compensation plans not approved by security holders[2]	9	$5.42	—

Total	1,429	$14.14	1,000

1

This amount represents shares of common stock available for issuance under the 2009 Long-Term Incentive Plan. Awards available for grant under the 2009 Long-term Incentive Plan include stock options, stock appreciation rights, restricted stock, performance shares, and other forms of equity awards.

2

On April 9, 1997, the Board approved our 1997 Stock-Based Incentive Plan (the “1997 Plan”) to assist in attracting, retaining, and motivating employees and directors. The exercise price for all outstanding options awarded under the 1997 Plan equals the fair market value of the common stock on the date of grant. Most options vest in four installments over four years and expire after ten years. Unvested options generally are forfeited if employment is terminated. In the event of a change in control or a potential change in control, the Board of Directors may accelerate awards under the 1997 Plan or provide that such awards be cashed out in connection with the transaction. As of February 2, 2013, under the 1997 Plan, there were (i) options outstanding to purchase 9 shares, (ii) 6 shares of restricted stock outstanding, and (iii) no shares remaining available for issuance.

Performance Graph

The following graph and table compare the cumulative total shareholder return for the last five fiscal years of our common stock, the S&P Midcap 400 Index, and the S&P 500 Department Stores Index assuming an initial investment of $100 and reinvestment of dividends.

Description	Starting Basis 2/2/08	1/31/09	1/30/10	1/29/11	1/28/12	2/2/13
Saks Incorporated	$100.00	$13.74	$35.11	$61.89	$53.11	$58.51
S&P Midcap 400 Index	$100.00	$61.59	$88.30	$116.94	$121.75	$144.57
S&P 500 Department Stores Index	$100.00	$47.24	$78.97	$90.57	$102.42	$105.59

For several years, we have used as an index in the performance graph a self-selected peer group index of retail companies (the “Retail Peer Group Index”), consisting of Dillard’s, Inc.; Macy’s, Inc.; Nordstrom, Inc.; and J.C. Penney Company, Inc., in addition to the S&P MidCap 400 Index and the S&P 500 Department Stores Index. Because we use the S&P 500 Department Stores Index, which is a retail peer group index widely used by retail companies, we have decided to eliminate the Retail Peer Group Index from our total shareholder return comparison.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our common stock repurchases during the quarter ended February 2, 2013.

(Amounts in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program[1]
Period
November 2012 (October 28, 2012 to November 24, 2012)	2,076	$10.14	2,076	19,109
December 2012 (November 25, 2012 to December 29, 2012)	4,800	$10.39	4,800	14,309
January 2013 (December 30, 2012 to February 2, 2013)	1,659	$10.49	1,659	12,650

Total	8,535	$10.35	8,535

1

On December 8, 2005, we announced that our Board of Directors authorized an increase of 35,000 shares to our existing share repurchase program, for a total authorization of 70,025 shares. There is no expiration date under the share repurchase program.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements and notes thereto and the other information contained elsewhere in this Form 10-K.

	Fiscal Year Ended
(In thousands, except per share amounts)	February 2, 2013*	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
CONSOLIDATED INCOME STATEMENT DATA:
Net sales	$3,147,554	$3,013,593	$2,785,745	$2,631,532	$3,043,438
Cost of sales (excluding depreciation and amortization)	1,869,874	1,785,419	1,668,487	1,668,097	2,062,494

Gross margin	1,277,680	1,228,174	1,117,258	963,435	980,944
Selling, general and administrative expenses	810,733	767,635	715,951	674,306	784,510
Other operating expenses	316,280	302,089	298,124	314,266	320,683
Impairments and dispositions	12,176	10,106	13,085	29,348	11,139

Operating income (loss)	138,491	148,344	90,098	(54,485)	(135,388)
Interest expense	(37,182)	(48,115)	(56,725)	(49,480)	(45,739)
Gain (loss) on extinguishment of debt	(3,530)	(539)	(4)	783	—
Other income, net	1,616	2,194	117	1,019	5,600

Income (loss) from continuing operations before income taxes	99,395	101,884	33,486	(102,163)	(175,527)
Provision (benefit) for income taxes	36,513	27,094	(13,910)	(44,501)	(48,902)

Income (loss) from continuing operations	62,882	74,790	47,396	(57,662)	(126,625)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	—	693	(395)	(52,727)
Provision (benefit) for income taxes	—	—	243	(138)	(20,548)

Income (loss) from discontinued operations	—	—	450	(257)	(32,179)

Net income (loss)	$62,882	$74,790	$47,846	$(57,919)	$(158,804)

Basic earnings per common share:
Income (loss) from continuing operations	$0.42	$0.48	$0.31	$(0.40)	$(0.93)
Income (loss) from discontinued operations	$—	$—	$—	$—	$(0.23)
Net income (loss)	$0.42	$0.48	$0.31	$(0.40)	$(1.15)

Diluted earnings per common share:
Income (loss) from continuing operations	$0.41	$0.45	$0.30	$(0.40)	$(0.92)
Income (loss) from discontinued operations	$—	$—	$—	$—	$(0.23)
Net income (loss)	$0.41	$0.45	$0.30	$(0.40)	$(1.15)

Weighted-average common shares:
Basic	149,689	155,149	154,325	143,194	138,384
Diluted	173,694	200,237	158,413	143,194	138,384

CONSOLIDATED BALANCE SHEET DATA:
Working capital	$536,785	$688,962	$578,862	$546,169	$503,952
Total assets	$2,090,247	$2,128,465	$2,143,100	$2,135,701	$2,147,677
Long-term debt, less current portion	$260,603	$367,962	$359,250	$493,330	$593,103
Shareholders’ equity	$1,149,849	$1,206,784	$1,163,565	$1,071,610	$990,586
Cash dividends declared (per share)	$—	$—	$—	$—	$—

*	The year ended February 2, 2013 includes an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle.

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (collectively “we,” “our,” and “us”) consist of Saks Fifth Avenue (“SFA”) stores and SFA’s e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”) stores. Previously, we also operated Club Libby Lu (“CLL”), the operations of which were discontinued in January 2009. The operations of CLL are presented as discontinued operations on the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the prior year periods and are discussed below in “Discontinued Operations.”

We are an omni-channel luxury retailer offering a wide assortment of distinctive fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are primarily free-standing stores in premier shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is a luxury off-price retailer. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of February 2, 2013, we operated 43 SFA stores with a total of approximately 5.3 million square feet and 65 OFF 5TH stores with a total of approximately 1.9 million square feet.

We are primarily focused on the luxury retail sector. All of the goods that we sell are discretionary items. Consequently, a downturn in the economy or difficult economic conditions may result in fewer customers shopping in our stores or online. In response, we may have to increase the duration and/or frequency of promotional events and offer larger discounts in order to attract customers, which would reduce gross margin and adversely affect results of operations.

We continue to make targeted investments in key areas to improve customer service and enhance merchandise assortment and allocation effectiveness. In addition, strategic investments are being made in information systems and to remodel existing selling space with a heightened focus on return on investment. We believe that our long-term strategic plans can deliver additional operating margin expansion in future years.

We seek to create value for our shareholders by improving returns on our invested capital. We attempt to generate improved operating margins by generating sales increases while improving merchandising margins and controlling expenses. We use operating cash flows to reinvest in the business and to repay debt or to repurchase equity. We actively manage our real estate portfolio by routinely evaluating opportunities to improve or close underproductive stores and open new stores.

DISCONTINUED OPERATIONS

As of January 31, 2009, we discontinued the operations of our CLL business, which consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. Discontinued operations include nominal income for 2010 from residual CLL store closing activities.

HURRICANE SANDY

In November 2012, several of our stores were directly impacted by Hurricane Sandy and were closed for several days. We also had a decline in Saks Direct sales generated from our customers in the Northeast and experienced some supply chain disruptions from the storm. However, none of our stores sustained material physical damage. The impact of Hurricane Sandy dissipated in December 2012 and sales trends returned to a more normalized level at that time.

FINANCIAL PERFORMANCE SUMMARY

Our fiscal year ends on the Saturday closest to January 31st. Fiscal year 2012 contained 53 weeks and ended on February 2, 2013 (“2012”). Fiscal years 2011 and 2010 each contained 52 weeks and ended on January 28, 2012 (“2011”) and January 29, 2011 (“2010”), respectively.

Comparable store sales for fiscal 2012 discussed in MD&A does not include the additional week and is based on the 52 weeks ended January 26, 2013. On a consolidated basis, total net sales and comparable store sales for the year ended February 2, 2013 increased 4.4% and 3.2%, respectively. We recorded net income of $62.9 million, or $0.41 per diluted share compared to net income of $74.8 million, or $0.45 per diluted share, for the years ended February 2, 2013 and January 28, 2012, respectively.

The year ended February 2, 2013 included net after-tax charges of $9.5 million or $0.05 per share, primarily related to $7.2 million, or $0.04 per share, of asset impairment charges and store closing costs; $1.8 million, or $0.01 per share, related to the pre-opening costs associated with the opening of our new fulfillment center in Tennessee; a $1.7 million, or $0.01 per share, non-cash pension settlement charge related to excess lump sum distributions and $2.1 million, or $0.01 per share, loss on debt extinguishment related to the early retirement and conversion to equity of approximately $28.8 million (par value) of our 7.5% convertible debt. These charges were partially offset by a net after-tax gain of $3.3 million, or $0.02 per share, related to the reversal of state estimated income tax reserves deemed no longer necessary. Management estimates that the 53rd week added $0.03 per share to earnings per share in the current year.

The year ended January 28, 2012 included a net after-tax gain totaling $2.0 million, or $0.01 per share, primarily related to a $10.9 million, or $0.05 per share, gain related to the reversal of certain estimated state income tax reserves deemed no longer necessary. This gain was partially offset by a net after-tax charge of $5.6 million, or $0.03 per share, primarily related to a pension and related benefit charge, a third-party receivable write-down, severance and asset impairment charges. Additionally, we incurred a $3.0 million, or $0.01 per share, charge related to store closings and a $0.3 million loss on debt extinguishment related to the early retirement of approximately $1.9 million of senior notes during 2011.

The year ended January 29, 2011 included a net after-tax gain totaling $17.2 million, or $0.11 per share, primarily related to a $26.7 million, or $0.17 per share, gain related to the reversal of certain estimated income tax reserves deemed no longer necessary due to the expiration of the statute of limitations. This gain was partially offset by a net after-tax charge of $7.5 million, or $0.05 per share, primarily related to store closings and asset impairments and a $2.0 million, or $0.01 per share, non-cash pension settlement charge related to excess lump sum distributions during 2010.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, selected items from our Consolidated Statements of Income, expressed as percentages of net sales (numbers may not total due to rounding):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	59.4	59.2	59.9

Gross margin	40.6	40.8	40.1
Selling, general & administrative expenses	25.8	25.5	25.7
Other operating expenses	10.0	10.0	10.7
Impairments and dispositions	0.4	0.3	0.5

Operating income	4.4	4.9	3.2
Interest expense	(1.2)	(1.6)	(2.0)
Loss on extinguishment of debt	(0.1)	0.0	0.0
Other income, net	0.1	0.1	0.0

Income from continuing operations before income taxes	3.2	3.4	1.2
Provision (benefit) for income taxes	1.2	0.9	(0.5)

Income from continuing operations	2.0	2.5	1.7
Discontinued operations:
Income from discontinued operations before income taxes	—	—	0.0
Provision for income taxes	—	—	0.0

Income from discontinued operations	—	—	0.0
Net income	2.0%	2.5%	1.7%

FISCAL YEAR ENDED FEBRUARY 2, 2013 COMPARED TO FISCAL YEAR ENDED JANUARY 28, 2012

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from 2011 to 2012:

(In millions)	Total Company
2011 Operating Income	$148.3

Store sales and margin	49.5
Operating expenses	(57.2)
Impairments and dispositions	(2.1)

Decrease	(9.8)

2012 Operating Income	$138.5

For the year ended February 2, 2013, our operating income was $138.5 million, compared to operating income of $148.3 million for the year ended January 28, 2012. The $9.8 million decrease in operating income was primarily driven by an increase in selling, general and administrative expenses (“SG&A”) supporting the growth of Saks Direct, including incremental marketing expenses. The increase in SG&A also relates to additional investments in other omni-channel initiatives, including our information technology and system enhancements, known as Project Evolution. In addition, we incurred incremental costs associated with the opening of our new distribution center in Tennessee that became operational in July 2012 and an increase in asset impairment charges. These expense increases were partially offset by the higher gross margin dollars resulting from a 4.4% increase in net sales.

NET SALES

For the year ended February 2, 2013, total net sales increased 4.4% to $3,147.6 million from $3,013.6 million for the year ended January 28, 2012. Consolidated comparable store sales increased $92.0 million, or 3.2%, from $2,911.2 million for the year ended January 28, 2012 to $3,003.2 million for the year ended February 2, 2013. The year ended February 2, 2013 also includes an extra week, creating a 53-week fiscal year that occurs every six years in the accounting cycle for many retailers and resulted in a $42.0 million increase in total net sales.

Comparable store sales are calculated on a rolling 13-month basis. Thus, to be included in the comparison, a store must be open for 13 months. The additional month is used to transition the first month impact of a new store opening. Correspondingly, closed stores are removed from the comparable store sales comparison when they begin liquidating merchandise. Expanded or remodeled stores are included in the comparable store sales comparison, as well as Saks Direct sales.

GROSS MARGIN

For the year ended February 2, 2013, gross margin was $1,277.7 million, or 40.6% of net sales, compared to $1,228.2 million, or 40.8% of net sales, for the year ended January 28, 2012. The increase in gross margin dollars was primarily a result of a 4.4% increase in net sales. The gross margin rate decrease of 20 basis points was primarily a result of underperformance in certain merchandise categories combined with our outsized inventory investments in key high-potential growth areas.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended February 2, 2013, SG&A was $810.7 million, or 25.8% of net sales, compared to $767.6 million, or 25.5% of net sales, for the year ended January 28, 2012. The increase of $43.1 million in expenses was primarily driven by higher variable costs associated with the $134.0 million sales increase for the year and incremental expenses incurred to support growth areas such as Saks Direct, including additional marketing expenses. The increase also relates to additional investments in other omni-channel initiatives, including Project Evolution.

OTHER OPERATING EXPENSES

For the year ended February 2, 2013, other operating expenses were $316.3 million, or 10.0% of net sales, compared to $302.1 million, or 10.0% of net sales, for the year ended January 28, 2012. The increase of $14.2 million was driven by an increase in property and equipment rentals of $5.9 million primarily related to Project Evolution and new OFF 5TH stores and an increase in pre-opening costs of $3.4 million primarily related to our new fulfillment center in Tennessee which opened in July 2012. This increase was also driven by an increase in taxes other than income taxes of $3.1 million and an increase in depreciation and amortization of $1.8 million.

IMPAIRMENTS AND DISPOSITIONS

For the year ended February 2, 2013, impairments and dispositions totaled $12.2 million compared to $10.1 million for the year ended January 28, 2012. During 2012, we incurred $9.8 million of asset impairment charges related to held and used assets, $2.9 million of store closing costs associated with the closure of three SFA stores (primarily consisting of employee severance) and a net gain of $0.5 million from the sale of assets during the normal course of business. The prior year charges of $10.1 million included store-closing related costs of $4.9 million (primarily driven by a lease termination charge incurred in connection with the relocation of the Hilton Head, South Carolina OFF 5TH store), $5.0 million of asset impairments and $0.2 million of asset dispositions in the normal course of business.

INTEREST EXPENSE

Interest expense decreased to $37.2 million in 2012 from $48.1 million in 2011 and, as a percentage of net sales, was 1.2% in 2012 and 1.6% in 2011. The decrease of $10.9 million was primarily due to the extinguishment of $141.6 million of the 9.875% senior notes that matured in October 2011. Non-cash interest expense associated with the amortization of the debt discount on our convertible notes was $14.0 million and $13.0 million for the years ended February 2, 2013 and January 28, 2012, respectively.

LOSS ON EXTINGUISHMENT OF DEBT

During the year ended February 2, 2013, we recorded a loss on extinguishment of debt of $3.5 million related to the early retirement and conversion to equity of approximately $28.8 million of our 7.5% convertible debt. During the year ended January 28, 2012, we extinguished $1.9 million of our 7.375% senior notes resulting in a loss on extinguishment of debt of $0.5 million.

OTHER INCOME, NET

Other income decreased to $1.6 million in 2012 from $2.2 million in 2011. Other income in 2012 and 2011 was primarily related to interest income on cash and cash equivalents.

INCOME TAXES

For 2012 and 2011, the effective income tax rate for continuing operations differed from the federal statutory tax rate due to state income taxes and other items such as the change in the valuation allowance against state net operating losses (“NOL”) carryforwards, the effect of concluding tax examinations and other tax reserve adjustments primarily relating to statute expirations. Including the effect of these items, our effective income tax rate for continuing operations was 36.7% and 26.6% in 2012 and 2011, respectively. The effective tax rate for 2012 was higher than the federal statutory tax rate as a result of state taxes and non-deductible compensation, which were partially offset by the release of a valuation allowance against state NOL carryforwards and tax credits. The effective tax rate for 2011 was less than the statutory tax rate as a result of a release of a valuation allowance against state NOL carryforwards.

FISCAL YEAR ENDED JANUARY 28, 2012 COMPARED TO FISCAL YEAR ENDED JANUARY 29, 2011

DISCUSSION OF OPERATING INCOME– CONTINUING OPERATIONS

The following table shows the changes in operating income from 2010 to 2011:

(In millions)	Total Company
2010 Operating income - continuing operations	$90.1
Store sales and margin	110.9
Operating expenses	(55.7)
Impairments and dispositions	3.0

Increase	58.2

2011 Operating income - continuing operations	$148.3

For the year ended January 28, 2012, our operating income totaled $148.3 million, a 170 basis point improvement as a percentage of net sales, from the operating income of $90.1 million in 2010. The 2011 operating income was driven by a 9.5% increase in comparable store sales as well as a gross margin rate increase of 70 basis points for the year ended January 28, 2012. The year-over-year increase in the gross margin rate was principally due to increased full-price selling and a reduced level of promotional activity.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended January 28, 2012, SG&A was $767.6 million, or 25.5% of net sales, compared to $716.0 million, or 25.7% of net sales, for the year ended January 29, 2011. The increase of $51.6 million in expenses was primarily driven by higher variable costs associated with the $227.9 million sales increase in 2011 as well as incremental expenses incurred to support the growth in Saks Direct. Additionally, we experienced an increase in proprietary credit card income related to contract changes with Capital One Financial Corporation.

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

IMPAIRMENTS AND DISPOSITIONS

For the year ended January 28, 2012, impairments and dispositions included net charges of $10.1 million compared to net charges of $13.1 million for the year ended January 29, 2011. During 2011 we incurred $4.9 million of store-closing related costs, primarily driven by a lease termination charge incurred in connection with the relocation of our Hilton Head, South Carolina OFF 5TH store. Also included in impairments and dispositions for 2011 were $5.0 million of asset impairments and $0.2 million of asset dispositions in the normal course of business. The prior year charges of $13.1 million included store-closing costs of $12.1 million associated with the closing of seven SFA stores and one OFF 5TH store and $1.0 million of asset impairments and dispositions in the normal course of business.

INTEREST EXPENSE

Interest expense decreased to $48.1 million in 2011 from $56.7 million in 2010 and, as a percentage of net sales, was 1.6% in 2011 and 2.0% in 2010. The decrease of $8.6 million was primarily due to the extinguishment of $22.9 million of the 7.5% senior notes that matured in December 2010 and extinguishment of $141.6 million of the 9.875% senior notes that matured in October 2011. Non-cash interest expense associated with the amortization of the debt discount on our convertible notes was $13.0 million and $11.9 million for the years ended January 28, 2012 and January 29, 2011, respectively.

LOSS ON EXTINGUISHMENT OF DEBT

During the year ended January 28, 2012, we extinguished $1.9 million of our 7.375% senior notes resulting in a loss on extinguishment of debt of $0.5 million. During the year ended January 29, 2011, we repurchased $0.8 million of the 7.0% senior notes which resulted in a loss on extinguishment of debt of $4.0 thousand.

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

INCOME TAXES

For 2011 and 2010, the effective income tax rate for continuing operations differed from the federal statutory tax rate due to state income taxes and other items such as the change in the valuation allowance against state NOL carryforwards, the effect of concluding tax examinations and other tax reserve adjustments primarily relating to statute expirations. Including the effect of these items, our effective income tax rate for continuing operations was 26.6% and (41.5%) in 2011 and 2010, respectively. The effective tax rate for 2011 was less than the federal statutory tax rate primarily due to a reversal in the valuation allowance against state NOL carryforwards. The effective tax benefit rate for 2010 was primarily due to the reversal of an uncertain tax position relating to statute expirations.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash provided by operating activities from continuing operations was $174.4 million in 2012, $272.7 million in 2011 and $124.4 million in 2010. Cash provided by operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels, and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $98.3 million decrease in cash flows from continuing operations in 2012 as compared to 2011 was primarily the result of changes in working capital, primarily an increase in inventory levels. The $148.3 million increase in cash flows from continuing operations in 2011 as compared to 2010 was primarily due to the increase in net income for the period and changes in working capital.

Cash used in investing activities from continuing operations was $128.3 million in 2012, $89.4 million in 2011, and $55.2 million in 2010. Cash used in investing activities primarily relates to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $38.9 million increase in cash used in investing activities in 2012 was primarily related to an increase of $47.2 million in capital expenditures for the year. A portion of the increase in capital expenditures relates to Project Evolution, a multi-year project to enhance our information technology systems that will result in the migration of our existing merchandising, planning, procurement, finance and human resources systems to an enterprise-wide systems solution. The $34.2 million increase in cash used in investing activities in 2011 was primarily related to an increase of $26.4 million in capital expenditures for the year and the issuance of a note receivable, net of collections, in the amount of $7.4 million due from the provider of letters of credit required in connection with our workers’ compensation and general liability insurance plans. Interest earned on the note receivable effectively reduces the cost of issuing letters of credit to insurance providers.

Cash used in financing activities from continuing operations was $165.9 million in 2012, $181.0 million in 2011, and $18.1 million in 2010. Cash used in financing activities in 2012 was primarily related to $167.4 million of common stock repurchases and $8.3 million of capital lease payments. In 2011, cash used in financing activities was primarily related to long-term debt payments resulting from the maturity of $141.6 million of our 9.875% senior notes, the redemption of $1.9 million of our 7.375% senior notes, $28.9 million of common stock repurchases and $3.0 million of debt financing costs incurred in connection with the amendment of our revolving credit facility. In 2010, cash used in financing activities primarily related to the payment of $22.9 million for the 7.5% senior notes that matured in December 2010 and the repurchase of $0.8 million of our 7.0% senior notes that mature in December 2013.

During 2012, we repurchased and retired an aggregate of 16.5 million shares of our common stock at an average price of $10.13 per share for a total cost of $167.4 million. During 2011, we repurchased and retired an aggregate of 3.5 million shares of our common stock at an average price of $8.18 per share for a total cost of $28.9 million. During 2010, there were no repurchases of common stock. As of February 2, 2013, there were approximately 12.7 million shares remaining available for repurchase under our existing share repurchase program.

CASH BALANCES AND LIQUIDITY

Our primary sources of short-term liquidity are cash from operations, cash on hand, and availability under our $500.0 million revolving credit facility. The amount of cash on hand and borrowings under that facility are influenced by a number of factors, including sales, inventory levels, vendor terms, the level of capital expenditures, cash requirements related to financing instruments, and our tax payment obligations, among others. As of February 2, 2013 and January 28, 2012, we maintained cash and cash equivalent balances of $80.4 million and $200.2 million, respectively. Exclusive of $3.8 million and $4.7 million of store operating cash as of February 2, 2013 and January 28, 2012, respectively, cash was invested primarily in money market funds and demand deposits.

Our primary needs for cash are to fund operations, acquire or construct new stores, renovate and expand existing stores, provide working capital for new and existing stores, invest in technology and distribution centers and service debt. We estimate capital expenditures for 2013 will be between $140 and $150 million, net of tenant allowances and other proceeds. We anticipate that working capital requirements related to existing stores, store renovations and capital expenditures will be funded through cash on hand, cash provided by operations, and the revolving credit facility.

There are numerous general business and economic factors affecting the retail industry. These factors include consumer confidence levels, intense competition, global economic conditions and financial market stability. Significant changes in one or more of these factors could potentially have a material adverse impact on our ability to generate sufficient cash flows to operate our business. We expect to be able to manage our working capital and capital expenditure amounts so as to maintain sufficient levels of liquidity. Depending upon our actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, we may from time to time consider the issuance of debt or other securities or other possible capital market transactions for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes.

CAPITAL STRUCTURE

We continuously evaluate our debt-to-capitalization ratio in light of business and economic trends, interest rate levels, and the terms, conditions and availability of capital in the capital markets. As of February 2, 2013, our capital and financing structure consisted of a revolving credit facility, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. As of February 2, 2013, total funded debt (including the equity component of the convertible notes) was $373.9 million, representing a decrease of $31.1 million from the balance of $405.0 million at January 28, 2012. The decrease in debt was primarily due to the conversion of $28.8 million of our 7.5% convertible notes into 5.2 million shares of common stock. Additionally, our debt-to-capitalization ratio decreased to 24.8% in 2012 from 25.6% in 2011.

Revolving Credit Facility

We have a $500.0 million revolving credit facility that matures in March 2016 and is subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. As our inventory levels fluctuate, these changes may, at times, cause the borrowing capacity to fall below the stated $500.0 million maximum. As of February 2, 2013, we had no direct borrowings under our revolving credit facility. Based on the inventory and credit card receivable balances as of February 2, 2013, we had $493.6 million of availability under the facility, after deducting outstanding letters of credit of $6.4 million.

There are no debt-ratings-based provisions in the revolving credit facility. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default of the facility if a default were to occur in another debt instrument resulting in the acceleration of more than $20.0 million in principal under that other instrument. Borrowings under the facility bear interest at a per annum rate of either: (i) LIBOR plus a percentage ranging from 2.00% to 2.50%, or (ii) the higher of the prime rate or the federal funds rate plus a percentage ranging from 1.00% to 1.50%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). We also pay a fee ranging from 0.38% to 0.50% per annum on the average daily unused borrowing capacity. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that we are subject to only if availability under the facility is less than $62.5 million. As of February 2, 2013, we were not subject to the fixed charge coverage ratio requirement.

Senior Notes

Excluding the convertible notes, as of February 2, 2013, we had $2.1 million of senior notes outstanding that mature in December 2013 with an interest rate of 7.0%. The terms of the senior notes call for all principal to be repaid at maturity and places limitations on the amount of secured indebtedness we may incur. There are no financial covenants or debt-ratings-based provisions associated with these notes. We believe we will have sufficient cash on hand, availability under our revolving credit facility, and access to various capital markets to repay the senior notes at maturity.

In October 2011, we paid $141.6 million upon maturity of our 9.875% senior notes.

In April 2011, we completed a redemption of $1.9 million of our 7.375% senior notes that were set to mature in 2019. The redemption of these notes resulted in a loss on extinguishment of $0.5 million.

In December 2010, we paid $22.9 million upon maturity of our 7.5% senior notes.

In May 2010, we repurchased $0.8 million of our 7.0% senior notes that were set to mature in December 2013. The repurchase of these notes resulted in an immaterial loss on extinguishment of debt.

7.5% Convertible Notes

In May 2009, we issued $120.0 million of 7.5% convertible notes. The notes bear interest at an annual rate of 7.5% and mature in December 2013. The provisions of the convertible notes allow holders to convert the notes at any time to shares of our common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes (which is equal to a conversion price of $5.54 per share). The conversion rate is subject to adjustment for certain events, including but not limited to the issuance of stock dividends on our common stock; the issuance of rights or warrants; subdivisions, combinations, or distributions of capital stock, indebtedness or assets; cash dividends; and certain issuer tender or exchange offers. We can settle a conversion with shares, cash, or a combination thereof at our discretion.

Upon issuance of the convertible notes, we estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13.0% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $3.8 million is being accreted to interest expense over the remaining 0.8 year period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

During 2012, $28.8 million principal amount of outstanding notes were converted into 5.2 million shares of common stock, resulting in a loss on extinguishment of $3.5 million. As of February 2, 2013, $91.2 million of the convertible notes were outstanding of the original $120.0 million issued.

We believe we will have sufficient cash on hand, availability under our revolving credit facility, and access to various capital markets to repay the 7.5% convertible notes at maturity.

2.0% Convertible Senior Notes

As of February 2, 2013, we had $230.0 million of convertible senior notes outstanding that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow holders to convert the notes to shares of our common stock at a conversion rate (subject to an anti-dilution adjustment) of 83.5609 shares per one thousand dollars in principal amount of notes (which is equal to a conversion price of $11.97 per share). The holders may put the debt back to us in 2014 or 2019 and the convertible notes became callable at our option beginning on March 21, 2011. The conversion rate is subject to adjustment for certain events, including but not limited to the issuance of stock dividends on our common stock; the issuance of rights or warrants; subdivisions, combinations, or distributions of capital stock; indebtedness or assets; cash dividends; and certain issuer tender or exchange offers. We can settle a conversion of the notes with shares, cash, or a combination thereof at our discretion. The holders may convert the notes at the following times, among others: (i) if our share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the convertible notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving us. As of February 2, 2013, none of the conversion criteria were met.

Upon issuance of the convertible notes, we estimated the fair value of the liability component of our 2.0% convertible senior notes, assuming a 6.25% non-convertible borrowing rate, to be $158.1 million. The difference between the fair value and the principal amount of the notes was $71.9 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being amortized over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the convertible notes have put options in 2014 and 2019, the debt instrument is being accreted to par value using the effective interest method from issuance until the first put date in

2014, resulting in an increase in non-cash interest expense. The current unamortized discount of $10.4 million will be recognized over the remaining 1.1 year period.

On March 15, 2013, we gave notice to holders of our 2.0% convertible notes that we are redeeming all of the outstanding notes at a redemption price equal to 100.2% of the principal amount, plus accrued and unpaid interest to the April 15, 2013 redemption date. Alternatively, holders may convert the 2.0% convertible notes at any time prior to the close of business on April 12, 2013. We intend to satisfy our obligations by delivering cash in the event that holders elect to convert their notes in connection with the redemption. We intend to use a combination of cash on hand and borrowings under our revolving credit facility to fund the redemption of these notes.

Capital Leases

As of February 2, 2013, we had $50.5 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require us to make periodic lease payments, aggregating between $6.0 million and $10.0 million per year, excluding interest payments.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The contractual cash obligations at February 2, 2013 associated with our capital structure, as well as other contractual obligations, are illustrated in the following table:

	Payments Due by Period
(Dollars in millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt, including interest	$104	$9	$9	$258	$380
Capital lease obligations, including interest	15	26	16	18	75
Operating leases	81	130	95	137	443
Purchase obligations	523	-	-	-	523
Other long-term liabilities	2	3	3	6	14

Total contractual cash obligations	$725	$168	$123	$419	$1,435

Our purchase obligations principally consist of purchase orders for merchandise, store construction contract commitments, maintenance contracts, and services agreements. Amounts committed under open purchase orders for merchandise inventory represent approximately $489.1 million of the purchase obligations within one year, a substantial portion of which are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

Other long-term liabilities consist of liabilities related to our pension and supplemental executive retirement plan. Additionally, we are obligated to fund a cash balance pension plan. Our current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974.

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

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at February 2, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $13.6 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

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

From time to time we have issued guarantees to landlords under leases of stores operated by our subsidiaries. Certain of these stores were sold in connection with the sale of the Saks Department Store Group to Belk, Inc. in 2005 and the sale of the Northern Department Store Group to The Bon-Ton Stores, Inc. in 2006. If the purchasers fail to perform certain obligations under the leases guaranteed, we could have obligations to landlords under such guarantees. Based on the information currently available, we do not believe that our potential obligations under these lease guarantees would be material.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates are discussed in the notes to the consolidated financial statements. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in each of the notes to the consolidated financial statements. The following discussion sets forth the judgments and uncertainties affecting the application of these policies and estimates and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

REVENUE RECOGNITION

Revenue from the sale of merchandise shipped directly to customers from our retail stores and Saks Direct are recognized upon estimated receipt of merchandise by the customer. Revenue from the sale of merchandise at our retail stores is recognized at the time customers provide a satisfactory form of payment and take delivery of the merchandise. We estimate the amount of goods that will be returned for a refund based on historical trends and reduces sales and gross margin by that amount. Given that approximately 24% of merchandise sold is later returned and that the vast majority of merchandise returns occur within a short time after the selling transaction, the risk that we will realize a materially different amount for sales and gross margin than reported in the consolidated financial statements is minimal.

Commissions from leased departments are recognized at the time merchandise is sold to customers. Revenue associated with gift cards is recognized upon redemption by the customer. Breakage income associated with unredeemed gift cards is recognized if the gift card is not subject to state escheatment laws and we have determined that the likelihood of customer redemption is remote.

COST OF SALES AND INVENTORY VALUATION

Merchandise inventories are stated at the lower of cost or market, with cost being determined using the retail first-in, first-out (“FIFO”) method. Under the retail inventory method, the valuation of inventories at cost and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. The cost of the inventory reflected on the Consolidated Balance Sheets is decreased with a charge to cost of sales contemporaneous with the lowering of the retail value of the inventory on the sales floor through the use of markdowns. Hence, earnings are negatively impacted as the merchandise is being devalued with markdowns prior to the sale of the merchandise. The areas requiring significant management judgment include (1) setting the original retail value for the merchandise held for sale, (2) recognizing merchandise for which the customer’s perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value, and (3) estimating the shrinkage that has occurred through theft during the period between physical inventory counts.

These judgments and estimates, coupled with the averaging processes within the retail method, can, under certain circumstances, produce varying financial results. Factors that can lead to different financial results include setting original retail prices for merchandise held for sale too high, failure to identify a decline in perceived value of inventories and process the appropriate retail value markdowns, and overly optimistic or overly conservative inventory shrinkage estimates. We believe we have the appropriate merchandise valuation and pricing controls in place to minimize the risk that our inventory values would be materially under or overvalued.

We regularly record a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. A complete physical inventory of all of our stores and distribution facilities is performed annually, with the recorded amount of merchandise inventory being adjusted to coincide with this physical count. The differences between the estimated amount of shrinkage and the actual amount realized have been insignificant.

We receive vendor-provided support in different forms. When vendors provide support for inventory markdowns, we record the support as a reduction of cost of sales. Such support is recorded in the period that the corresponding markdowns are taken. When we receive inventory-related support that is not designated for markdowns, we include this support as a reduction of the cost of purchases.

SELF-INSURANCE RESERVES

We self-insure a substantial portion of our exposure for costs related primarily to employee medical benefits, workers’ compensation and general liability. Expenses are recorded based on estimates for reported claims and claims that have been incurred but not yet reported, considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation and other assumptions. Although we do not expect the amount we will ultimately pay to differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from the historical trends and assumptions.

DEPRECIATION AND RECOVERABILITY OF CAPITAL ASSETS

Over 40% of our assets at February 2, 2013 were represented by investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions for use in evaluating the carrying value of capital assets requires judgments and estimates.

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

¡

Costs incurred when constructing stores, including interest expense, are capitalized. We may receive allowances from landlords related to the construction. If the landlord is determined to be the primary beneficiary of the property, then the portion of those allowances attributable to the property owned by the landlord is considered to be a deferred rent liability, whereas the corresponding capital expenditures related to that store are considered to be prepaid rent. Allowances in excess of the amounts attributable to the property owned by the landlord are considered improvement allowances and are recorded as deferred rent liabilities that are amortized over the life of the lease. Capital expenditures are also reduced when we receive cash and allowances from merchandise vendors to fund the construction of vendor shops.

¡

To the extent we remodel or otherwise replace or dispose of property and equipment prior to the end of their useful lives, we could realize a gain or loss on the disposition. To the extent assets continue to be used beyond their useful lives, no depreciation expense is recognized. We reassess the useful lives in an effort to reduce the risk of significant losses or gains at disposition and utilization of assets with no depreciation charges. The reassessment of useful lives involves utilizing historical remodel and disposition activity and forward-looking capital expenditure plans.

¡

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, such as opening a new store near an existing store, announcing plans for a store closure, or a history of store operating losses. The impairment evaluation requires management to make assumptions and apply judgment to estimate future cash flows and asset fair values, including selection of a discount rate and assumptions regarding key store variables such as sales, gross margin rates, and store expenses.

LEASES

We lease the land or the land and building at many of our stores, as well as our distribution centers, administrative facilities, and certain equipment. Most of these leases are classified as operating leases. Most of our lease agreements include renewal periods at our option. Store lease agreements generally include rent holidays, rent escalation clauses, and contingent rent provisions that require additional payments based on a percentage of sales in excess of specified levels. Contingent rental payments are recognized when we determine that it is probable that the specified levels will be reached during the fiscal year. For leases that contain rent holiday periods and scheduled rent increases, we recognize rent expense on a straight-line basis over the lease term from the date we take possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the lease agreements are recorded as deferred rent. Tenant improvement allowances and other lease incentives are recorded as deferred rent liabilities and are recognized on a straight–line basis over the life of the lease.

INCOME AND OTHER TAXES

A significant portion of our net deferred tax assets of $200.9 million at February 2, 2013 consist of federal and state NOL carryforwards that will expire between 2013 and 2030. The majority of the NOL carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and macroeconomic conditions. We concluded, based on the weight of all available positive and negative evidence, that all but $15.3 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, the valuation allowance as of February 2, 2013 was $15.3 million. We evaluate the realizability of our deferred tax assets on a quarterly basis. In 2012, 2011, and 2010, this evaluation resulted in a net reduction to the reserve against state deferred tax assets of $3.7 million, $11.8 million, and $2.2 million, respectively, impacting our results of operations.

We are routinely under examination by federal, state and local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, we often accrue for exposures related to uncertain tax positions.

We had approximately $13.6 million and $14.2 million of gross unrecognized tax benefits as of February 2, 2013 and January 28, 2012, respectively. As of February 2, 2013, $2.2 million represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate in any future periods. We continually evaluate our tax filing positions and to the extent we prevail on audits or statutes of limitation expire, the unrecognized tax benefits could be realized.

We file a consolidated U.S. federal income tax return as well as state tax returns in multiple state jurisdictions. We have completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through January 31, 2009 with no significant adjustments. With respect to the state and local jurisdictions, we have completed examinations in many jurisdictions through the same period and beyond and currently have examinations in progress for several jurisdictions.

PENSION PLANS

We sponsor a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain of our employees. Effective January 1, 2007, we amended the Pension Plan, suspending future benefit accruals for all participants, except certain participants who as of December 31, 2006 had attained age 55, completed 10 years of credited service, and who are not considered to be highly compensated employees. Effective March 13, 2009, we amended the Pension Plan, suspending future benefit accruals for all remaining participants.

Our funding policy requires contributions to the Pension Plan be at least equal to the minimum funding requirement, as determined under the Employee Retirement Income Security Act of 1974. We may make additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation. The Pension Plan and SERP obligations are valued annually as of our fiscal year-end balance sheet date. The projected unit credit method is utilized in computing the pension obligations. Net periodic benefit cost is based on actuarial models used to estimate the total benefits ultimately payable to participants and is allocated to the respective service periods. The actuarial assumptions used to calculate benefit costs are reviewed annually.

Pension assumptions are based upon management’s best estimates as of the annual measurement date.

¡

The discount rate is primarily used in calculating our pension obligation, which is represented by the accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) and in calculating net periodic benefit cost. The discount rate utilized is based upon pension discount curves and bond portfolio curves over a duration that is similar to the expected future cash flows of the plans as of the measurement date. The discount rate used to calculate the ABO and PBO as of February 2, 2013 was 3.4% and 3.7% for the Pension Plan and SERP, respectively. To the extent the discount rate increases or decreases, our PBO is decreased or increased, respectively. The estimated effect of a 25 basis point change in the discount rate is approximately $2.6 million on the PBO and approximately $0.2 million on net periodic benefit cost. To the extent the PBO increases, the after-tax effect of such increases would reduce other comprehensive income and shareholders’ equity.

¡

The expected long-term rate of return on plan assets is used primarily in calculating the expected return on plan assets component of our net periodic benefit cost. Our estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. The assumed expected long-term rate of return on plan assets is the weighted average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO. Our investment strategy is to maintain a diversified portfolio of assets with the primary goal of ensuring that funds are available to meet the Pension Plan’s benefit obligations when they become due, while maintaining an appropriate level of risk. The Pension Plan’s target asset allocation is determined by our Retirement Committee, and as of February 2, 2013, the Pension Plan’s target asset allocation was approximately 35% equity and 65% fixed income. To the extent the actual rate of return on assets realized is greater than or less than the assumed rate of return, that year’s net periodic benefit cost is not affected. Rather, the gain or loss is recognized in accumulated other comprehensive income and would reduce or increase future net periodic benefit cost over the average life expectancy of the plan’s participants, to the extent that the cumulative gains or losses exceed 10% of the greater of the PBO or market-related value of plan assets. Our expected long-term rate of return on plan assets was 6.5% in 2012. The estimated effect of a 50 basis point change in the long-term rate of return on plan assets is $0.5 million on the net periodic benefit cost.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under U.S. GAAP that provide additional detail about those amounts. For public entities, ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 will not affect our consolidated financial position, results of operations, or cash flows.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires reporting entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB indefinitely deferred certain provisions of ASU 2011-05 related to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. In January 2013, the FASB issued ASU 2013-02 which sets forth the requirements related to the presentation of reclassifications adjustments of items out of accumulated other comprehensive income. Effective January 29, 2012, we adopted the applicable portions of ASU 2011-05. The adoption did not affect our consolidated financial position, results of operations, or cash flows.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: the level of consumer spending for luxury apparel and other merchandise carried by us and our ability to respond quickly to consumer trends; macroeconomic conditions and their effect on consumer spending; our ability to secure adequate financing; adequate and stable sources of merchandise; the competitive pricing environment within the retail sector; the effectiveness of planned advertising, marketing, and promotional campaigns; favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; appropriate inventory management; effective expense control; successful operation of our proprietary credit card strategic alliance with Capital One Financial Corporation; geo-political risks, weather conditions and natural disasters; the performance of the financial markets; changes in interest rates; and fluctuations in foreign currency. For additional information regarding these and other risk factors, please refer to Item 1A of Part I in this Form 10-K.

We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk primarily arises from changes in interest rates and the U.S. equity and bond markets. The effects of changes in interest rates on earnings generally have been small relative to other factors that also affect earnings, such as sales and operating margins. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, and if appropriate, through the use of derivative financial instruments. Such derivative instruments can be used as part of an overall risk management program in order to manage the costs and risks associated with various financial exposures. We do not enter into derivative instruments for trading purposes. We are exposed to interest rate risk primarily through our borrowings under our revolving credit facility.

Based on our market risk sensitive instruments outstanding at February 2, 2013, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data.

Information called for by this item is set forth in our Consolidated Financial Statements and supplementary data contained in this report beginning on page F-1.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of February 2, 2013, our internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this report, has issued an attestation report on our internal control over financial reporting which appears in Item 15.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended February 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors is incorporated by reference to the section entitled “Election of Directors” in our Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Corporate Governance” and “Audit Committee Report.”

The information required by this item with respect to our executive officers is set forth under the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation.

The information required by this item with respect to director and executive officer compensation is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth under the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K.

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item with respect to principal accountant’s fees and services is incorporated by reference to the sections entitled “Fees Paid to Auditors” and “Audit Committee Report” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The list of consolidated financial statements and schedules set forth in the Index to Consolidated Financial Statements on page F-1 herein is incorporated herein by reference.

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

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

Saks Incorporated
(Registrant)

	By:	/s/ Kevin G. Wills
Kevin G. Wills
Date: March 20, 2013		Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen I. Sadove Stephen I. Sadove	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 20, 2013

/s/ Kevin G. Wills Kevin G. Wills	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2013

/s/ Donald E. Hess Donald E. Hess	Lead Director	March 20, 2013

/s/ Fabiola R. Arredondo Fabiola R. Arredondo	Director	March 20, 2013

/s/ Robert B. Carter Robert B. Carter	Director	March 20, 2013

/s/ Michael S. Gross Michael S. Gross	Director	March 20, 2013

/s/ Marguerite W. Kondracke Marguerite W. Kondracke	Director	March 20, 2013

/s/ Jerry W. Levin Jerry W. Levin	Director	March 20, 2013

/s/ Nora P. McAniff Nora P. McAniff	Director	March 20, 2013

/s/ Jack L. Stahl Jack L. Stahl	Director	March 20, 2013

/s/ Myron E. Ullman, III Myron E. Ullman, III	Director	March 20, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Composite of Charter of Saks Incorporated (incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed on July 30, 2009)

3.2

Amended and Restated Bylaws of Saks Incorporated (as amended through December 9, 2009) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 14, 2009).

4.1

Indenture, dated as of December 8, 2003, among the Registrant, the Subsidiary Guarantors named therein, and the Bank of New York, as Trustee, related to the 7% Notes due 2013 (the “2013 Notes”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 11, 2003)

4.1.1

First Supplemental Indenture, dated as of May 20, 2004, among the Registrant, the Subsidiary Guarantors and the Bank of New York, as Trustee, related to the 2013 Notes (incorporated by reference to Exhibit 4.8.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 23, 2009 (the “2008 Form 10-K”))

4.1.2

Second Supplemental Indenture, dated as of July 19, 2005, among the Registrant, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, related to the 2013 Notes (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2005)

4.1.3

Third Supplemental Indenture, dated as of January 31, 2010, among the Registrant, the Subsidiary Guarantors named therein, and The Bank of New York Mellon (successor in interest to The Bank of New York Trust Company, N.A.), as Trustee, related to the 2013 Notes (incorporated by reference to Exhibit 4.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010, filed on March 18, 2010 (the “2009 Form 10-K”))

4.2

Indenture, dated as of March 23, 2004, among the Registrant, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, related to the 2.00% Convertible Senior Notes due 2024 (the “2024 Notes”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 26, 2004)

4.2.1

Supplemental Indenture, dated as of July 1, 2005, among the Registrant, the Subsidiary Guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee, related to the 2024 Notes (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2005)

4.2.2

Second Supplemental Indenture, dated as of January 31, 2010, among the Registrant, the Subsidiary Guarantors named therein, and The Bank of New York Mellon (successor in interest to The Bank of New York Trust Company, N.A.), as Trustee, related to the 2024 Notes (incorporated by reference to Exhibit 4.30 to the 2009 Form 10-K)

4.3

Indenture, dated as of May 27, 2009, between the Registrant, the subsidiary guarantors named therein and The Bank of New York Mellon, as Trustee, related to the 7.50% Convertible Notes due 2013 (the “2013 Convertible Notes”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 27, 2009)

4.3.1

Supplemental Indenture, dated as of January 31, 2010, among the Registrant, the Subsidiary Guarantors named therein, and The Bank of New York Mellon, as Trustee, related to the 2013 Convertible Notes (incorporated by reference to Exhibit 4.32 to the 2009 Form 10-K)

Exhibit Number	Exhibit Description
10.1

Supplemental Transaction Agreement, dated as of April 15, 2003, among the Registrant, National Bank of the Great Lakes, Saks Credit Corporation, Household Finance Corporation, and Household Bank (SB), N.A. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2003)

10.2

Servicing Agreement, dated as of April 15, 2003, between Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) and Household Corporation (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2003)

10.2.1

First Amendment to Servicing Agreement, dated May 27, 2005, between Household Corporation and Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) (incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008, filed on March 26, 2008 (the “2007 Form 10-K”))

10.2.2

Amendment to Servicing Agreement, dated April 4, 2007, between Household Corporation and Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) and Program Agreement between the Registrant, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.), and HSBC Bank Nevada, National Association (incorporated by reference from the Exhibit 10.7.4 to the 2007 Form 10-K)

10.3

Program Agreement, dated as of April 15, 2003, among the Registrant, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) and Household Bank (SB), N.A. (incorporated by reference from the Exhibit 2.4 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2003)

10.3.1

Second Amendment to Program Agreement, dated as of June 15, 2004, between Household Bank (SB), N.A., the Registrant and Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.) (incorporated by reference to Exhibit 10.7.1 to the 2007 Form 10-K)

10.3.2

Third Amendment to Program Agreement, dated as of August 24, 2005, between the Registrant, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.), and HSBC Bank Nevada, National Association (incorporated by reference to Exhibit 10.7.2 to the 2007 Form 10-K)

10.3.3

Fourth Amendment to Program Agreement, dated as of November 28, 2007, between the Registrant, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc., which was the successor to McRae’s, Inc.), and HSBC Bank Nevada, National Association (incorporated by reference to Exhibit 10.7.3 to the 2007 Form 10-K)

10.3.4

Fifth Amendment to the Program Agreement, dated as of October 19, 2009, among the Registrant, Saks Fifth Avenue, Inc. (successor by merger to Jackson Office Properties, Inc.), and HSBC Bank Nevada, N.A. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 21, 2009)

10.3.5

Sixth Amendment to the Program Agreement, dated as of November 11, 2011, among Saks Incorporated, Saks Fifth Avenue, Inc. and HSBC Bank Nevada, N.A. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on November 14, 2011)

10.3.6

Eighth Amendment to the Program Agreement, dated as of September 7, 2012, among Saks Incorporated, Saks Fifth Avenue, Inc., and Capital One, N.A. (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K, filed on September 10, 2012)

Exhibit Number		Exhibit Description
10.4

Second Amended and Restated Credit Agreement, dated as of November 23, 2009, among the Registrant, the other Borrowers named therein, the various financial institutions now or hereafter parties thereto, as Lenders, Wells Fargo Retail Finance, LLC, as Agent, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Collateral Agents, Regions Bank, as Syndication Agent, and UBS Securities LLC and General Electric Capital Corporation, as Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2009)

10.4.1

Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of March 29, 2011, among the Registrant, the other Borrowers named therein, the various financial institutions now or hereafter parties thereto, as Lenders, Wells Fargo Retail Finance, LLC, as Agent, Wells Fargo Retail Finance LLC and General Electric Capital Corporation, as Co-Collateral Agents, Regions Bank, as Syndication Agent, and UBS Securities LLC and General Electric Capital Corporation, as Co-Documentation Agents (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on April 1, 2011)

10.5	#

Saks Incorporated Amended and Restated 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999, filed on April 30, 1999)

10.6	#

Saks Incorporated Amended and Restated 1997 Stock-Based Incentive Plan (incorporated by reference to Exhibit 10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001, filed on May 1, 2001)

10.7	#	Saks Incorporated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-116563), filed on June 17, 2004)

10.7.1	#	Amendment No. 1 to the 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2007)

10.8	#

Saks Incorporated 2009 Long-Term Incentive Plan (the “2009 LTIP”) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-159952), filed on June 12, 2009)

10.8.1	#

Form of Stock Option Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009, filed on December 4, 2009 (the “2009 Third Quarter Form 10-Q”))

10.8.2	#	Form of Stock Option Grant Document under the 2009 LTIP (incorporated by reference to Exhibit 10.2 to the 2009 Third Quarter Form 10-Q)

10.8.3	#	Form of Restricted Stock Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.3 to the 2009 Third Quarter Form 10-Q)

10.8.4	#	Form of Supplement to Restricted Stock Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.4 to the 2009 Third Quarter Form10-Q)

10.8.5	#	Form of Performance Award Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.5 to the 2009 Third Quarter Form 10-Q)

10.8.6	#	Form of Supplement to Performance Award Agreement under the 2009 LTIP (incorporated by reference to Exhibit 10.6 to the 2009 Third Quarter Form 10-Q)

10.9	#	Saks Incorporated 2012 Senior Executive Bonus Plan (incorporated by reference to Attachment A to the Registrant’s definitive proxy statement on Schedule 14A, filed on April 27, 2012)

10.10	#

Saks Incorporated Amended and Restated Employee Stock Purchase Plan, effective September 16, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2008, filed on December 2, 2008)

10.11	#	Saks Incorporated Amended and Restated Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.16 to the 2008 Form 10-K)

Exhibit Number		Exhibit Description
10.12	#

Saks Incorporated Severance Plan, effective as of November 1, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2007, filed on December 6, 2007

10.13	#

Form of Indemnification Agreement between the Registrant, and each of the counterparties thereto (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed on April 10, 2006)

10.14	#

Employment Agreement, dated as of July 31, 2007, between the Registrant and Stephen I. Sadove, Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2007)

10.14.1	#

Amendment to Employment Agreement, dated as of December 16, 2008, between the Registrant and Stephen I. Sadove, Chief Executive Officer (incorporated by reference to Exhibit 10.35.1 to the 2008 Form 10-K)

10.14.2	#

Amendment to Employment Agreement, dated April 9, 2009, between the Registrant and Stephen I. Sadove, Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for quarterly period ended May 2, 2009, filed on June 4, 2009 (the “2009 First Quarter 10-Q”))

10.14.3	#

Amendment to Employment Agreement, dated December 9, 2010, between the Registrant and Stephen I. Sadove, Chairman and Chief Executive Officer (to comply with Internal Revenue Code (“IRC”) 409A) (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, filed on March 18, 2011 (the “2010 Form 10-K”))

10.15	#

Employment Agreement, dated as of April 17, 2007, between the Registrant and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K, filed on April 19, 2007)

10.15.1	#

Amendment to Employment Agreement, dated as of December 18, 2008, between the Registrant and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.32.1 to the 2008 Form 10-K)

10.15.2	#

Amendment to Employment Agreement, dated April 9, 2009, between the Registrant and Kevin G. Wills, Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.4 to the 2009 First Quarter 10-Q)

10.15.3	#

Amendment to Employment Agreement, dated December 14, 2010, between the Registrant and Kevin G. Wills, Executive Vice President and Chief Financial Officer (to comply with IRC 409A) (incorporated by reference to Exhibit 10.34 to the 2010 Form 10-K)

10.16	#

Employment Agreement, dated as of July 31, 2007, between the Registrant and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference to the Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 31, 2007)

10.16.1	#

Amendment to Employment Agreement, dated as of December 18, 2008, between the Registrant and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference to Exhibit 10.36.1 to the 2008 Form 10-K)

10.16.2	#

Amendment to Employment Agreement, dated April 9, 2009, between the Registrant and Ronald L. Frasch, President and Chief Merchandising Officer (incorporated by reference to Exhibit 10.3 to the 2009 First Quarter 10-Q)

10.16.3	#

Amendment to Employment Agreement, dated December 13, 2010, between the Registrant and Ronald L. Frasch, President and Chief Merchandising Officer (to comply with IRC 409A) (incorporated by reference to Exhibit 10.38 to the 2010 Form 10-K)

10.17	#

Form of Employment Agreement for Executive Officers (executed by Jennifer de Winter and Denise Incandela) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 6, 2007)

Exhibit Number		Exhibit Description

10.17.1	#	Form of Amendment to Employment Agreement for Executive Officers (executed by Christine A. Morena and Jennifer de Winter)(incorporated by reference to Exhibit 10.40 to the 2010 Form 10-K)

10.17.2	#

Form of Amendment to Employment Agreement for Executive Officers (executed by Jennifer de Winter and Denise Incandela) (to comply with IRC 409A) (incorporated by reference to Exhibit 10. 41 to the 2010 Form 10-K)

21	*	Subsidiaries of the registrant

23	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement

SAKS INCORPORATED & SUBSIDIARIES

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Saks Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Saks Incorporated and its subsidiaries at February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 20, 2013

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
NET SALES	$3,147,554	$3,013,593	$2,785,745
Cost of sales (excluding depreciation and amortization)	1,869,874	1,785,419	1,668,487

Gross margin	1,277,680	1,228,174	1,117,258
Selling, general and administrative expenses	810,733	767,635	715,951
Other operating expenses:
Property and equipment rentals	105,064	99,184	98,501
Depreciation and amortization	120,404	118,540	118,696
Taxes other than income taxes	85,850	82,767	79,889
Store pre-opening costs	4,962	1,598	1,038
Impairments and dispositions	12,176	10,106	13,085

OPERATING INCOME	138,491	148,344	90,098
Interest expense	(37,182)	(48,115)	(56,725)
Loss on extinguishment of debt	(3,530)	(539)	(4)
Other income, net	1,616	2,194	117

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	99,395	101,884	33,486
Provision (benefit) for income taxes	36,513	27,094	(13,910)

INCOME FROM CONTINUING OPERATIONS	62,882	74,790	47,396
Discontinued operations:
Income from discontinued operations before income taxes	—	—	693
Provision for income taxes	—	—	243

INCOME FROM DISCONTINUED OPERATIONS	—	—	450

NET INCOME	$62,882	$74,790	$47,846

Earnings per common share:
Basic
Income from continuing operations	$0.42	$0.48	$0.31
Income from discontinued operations	$—	$—	$—
Net income	$0.42	$0.48	$0.31
Diluted
Income from continuing operations	$0.41	$0.45	$0.30
Income from discontinued operations	$—	$—	$—
Net income	$0.41	$0.45	$0.30
Weighted-average common shares:
Basic	149,689	155,149	154,325
Diluted	173,694	200,237	158,413

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012		January 29, 2011
NET INCOME	$62,882	$74,790		$47,846
Other comprehensive income (loss):
Defined benefit pension plans, net of tax:
Net gain (loss) arising during the period, net of tax (expense) benefit of ($953), $6,635, and $718 in 2012, 2011, and 2010, respectively.	1,457	(9,967)		(1,122)
Settlement loss and amortization of net loss included in net periodic pension cost, net of tax benefits of ($2,206), ($901), and ($2,450) in 2012, 2011, and 2010, respectively.	3,374	1,353	[1]	3,831

Other comprehensive income (loss), net of tax	4,831	(8,614)		2,709

COMPREHENSIVE INCOME	$67,713	$66,176		$50,555

1	There was no settlement loss in 2011.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	February 2, 2013	January 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$80,409	$200,176
Merchandise inventories	822,899	721,887
Other current assets	99,815	78,139
Deferred income taxes, net	78,999	85,472

Total current assets	1,082,122	1,085,674
Property and equipment, net	875,202	875,431
Deferred income taxes, net	121,868	140,455
Other assets	11,055	26,905

TOTAL ASSETS	$2,090,247	$2,128,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$144,497	$115,893
Accrued expenses	247,040	208,795
Accrued compensation and related items	54,811	64,552
Current portion of long-term debt	98,989	7,472

Total current liabilities	545,337	396,712
Long-term debt	260,603	367,962
Other long-term liabilities	134,458	157,007
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $1.00 par value - 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value - 500,000 shares authorized; 149,660 and 160,043 shares issued and outstanding as of February 2, 2013 and January 28, 2012, respectively.	14,966	16,004
Additional paid-in capital	1,172,581	1,296,191
Accumulated other comprehensive loss	(49,874)	(54,705)
Retained earnings (accumulated deficit)	12,176	(50,706)

Total shareholders’ equity	1,149,849	1,206,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,090,247	$2,128,465

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss¹	Total Shareholders’ Equity
	Shares	Amount
Balance at January 30, 2010	159,786	$15,979	$1,277,773	$(173,342)	$(48,800)	$1,071,610
Net income				47,846		47,846
Net loss arising during the period					(1,840)
Settlement loss and amortization of net loss included in net periodic benefit cost					6,281
Income tax effect					(1,732)

Other comprehensive income, net of tax					2,709	2,709

Comprehensive income						50,555

Issuance of common stock	2,064	206	21,057			21,263
Net activity under stock compensation plans	1,370	137	(137)			-
Shares withheld for employee taxes	(321)	(32)	(2,564)			(2,596)
Income tax effect of stock compensation plans			5,967			5,967
Stock-based compensation			16,766			16,766

Balance at January 29, 2011	162,899	$16,290	$1,318,862	$(125,496)	$(46,091)	$1,163,565
Net income				74,790		74,790
Net loss arising during the period					(16,602)
Amortization of net loss included in net periodic benefit cost					2,254
Income tax effect					5,734

Other comprehensive loss, net of tax					(8,614)	(8,614)

Comprehensive income						66,176

Issuance of common stock	183	18	498			516
Net activity under stock compensation plans	891	89	(89)			-
Shares withheld for employee taxes	(393)	(39)	(4,345)			(4,384)
Income tax effect of stock compensation plans			(5)			(5)
Stock-based compensation			15,597			15,597
Repurchase of common stock	(3,537)	(354)	(28,578)			(28,932)
Deferred tax adjustment related to convertible notes			(5,749)			(5,749)

Balance at January 28, 2012	160,043	$16,004	$1,296,191	$(50,706)	$(54,705)	$1,206,784
Net income				62,882		62,882
Net gain arising during the period					2,410
Settlement loss and amortization of net loss included in net periodic benefit cost					5,580
Income tax effect					(3,159)

Other comprehensive income, net of tax					4,831	4,831

Comprehensive income						67,713

Issuance of common stock	195	20	577			597
Net activity under stock compensation plans	2,140	214	(214)			-
Shares withheld for employee taxes	(1,396)	(140)	(16,112)			(16,252)
Income tax effect of stock compensation plans			8,582			8,582
Stock-based compensation			16,001			16,001
Repurchase of common stock	(16,522)	(1,652)	(165,765)			(167,417)
Issuance of common stock upon conversion of 7.5% convertible notes	5,200	520	30,263			30,783
Deferred tax adjustment related to convertible notes			3,058			3,058

Balance at February 2, 2013	149,660	$14,966	$1,172,581	$12,176	$(49,874)	$1,149,849

1	Accumulated Other Comprehensive Loss consists of net gains and losses associated with our defined benefit pension plan.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
OPERATING ACTIVITIES
Net income	$62,882	$74,790	$47,846
Income from discontinued operations	—	—	450

Income from continuing operations	62,882	74,790	47,396
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	3,530	539	4
Depreciation and amortization	120,404	118,540	118,696
Stock-based compensation	16,001	15,597	16,766
Amortization of discount on convertible notes	13,981	12,964	11,910
Deferred income taxes	26,051	29,261	17,354
Impairments and dispositions	9,797	5,190	(2,814)
Excess tax benefits from stock-based compensation	(9,271)	(1,011)	(9,793)
Net gain on sale of property and equipment	(565)	(156)	(482)
Other non-cash items	5,580	2,254	6,281
Changes in operating assets and liabilities:
Merchandise inventories	(101,012)	(50,504)	(22,187)
Other current assets	(13,614)	36,263	(13,942)
Accounts payable and accrued liabilities	37,349	24,775	(13,921)
Other operating assets and liabilities	3,290	4,195	(30,887)

Net cash provided by operating activities - continuing operations	174,403	272,697	124,381
Net cash used in operating activities - discontinued operations	—	—	(500)

NET CASH PROVIDED BY OPERATING ACTIVITIES	174,403	272,697	123,881

INVESTING ACTIVITIES
Purchases of property and equipment	(129,313)	(82,097)	(55,721)
Issuance of note receivable	—	(11,915)	—
Collections from note receivable	—	4,485	—
Proceeds from the sale of property and equipment	1,043	156	548

Net cash used in investing activities - continuing operations	(128,270)	(89,371)	(55,173)
Net cash used in investing activities - discontinued operations	—	—	—

NET CASH USED IN INVESTING ACTIVITIES	(128,270)	(89,371)	(55,173)

FINANCING ACTIVITIES
Payments of long-term debt	—	(143,995)	(23,654)
Payments of capital lease obligations	(8,291)	(6,494)	(5,481)
Repurchase of common stock	(167,417)	(28,932)	—
Payments of financing fees	—	(2,961)	—
Excess tax benefits from stock-based compensation	9,271	1,011	9,793
Cash dividends paid	(60)	(161)	(102)
Proceeds from stock options exercised	597	516	1,301

Net cash used in financing activities - continuing operations	(165,900)	(181,016)	(18,143)
Net cash used in financing activities - discontinued operations	—	—	—

NET CASH USED IN FINANCING ACTIVITIES	(165,900)	(181,016)	(18,143)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(119,767)	2,310	50,565
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	200,176	197,866	147,301

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,409	$200,176	$197,866

Supplemental cash flow information and non-cash investing and financing activities are further described in the accompanying notes.

The accompanying notes are an integral part of these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 1: NATURE OF OPERATIONS

Saks Incorporated, a Tennessee corporation first incorporated in 1919, and its subsidiaries (collectively “we,” “our,” and “us”) consist of Saks Fifth Avenue (“SFA”) stores and SFA’s e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”) stores.

We are an omni-channel luxury retailer offering a wide assortment of distinctive fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are primarily free-standing stores in premier shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is a luxury off-price retailer. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of February 2, 2013, we operated 43 SFA stores with a total of 5,326 square feet and 65 OFF 5TH stores with a total of 1,879 square feet.

As of January 31, 2009, we discontinued the operations of our Club Libby Lu (“CLL”) business, which consisted of 98 leased, mall-based specialty stores, targeting girls aged 4-12 years old. Discontinued operations include nominal income for 2010 from residual CLL store closing activities.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31st. Fiscal year 2012 contained 53 weeks and ended on February 2, 2013 (“2012”). Fiscal years 2011 and 2010 each contained 52 weeks and ended on January 28, 2012 (“2011”) and January 29, 2011 (“2010”), respectively.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under U.S. GAAP that provide additional detail about those amounts. For public entities, ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 will not affect our consolidated financial position, results of operations, or cash flows.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Adoption of New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires reporting entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB indefinitely deferred certain provisions of ASU 2011-05 related to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. In January 2013, the FASB issued ASU 2013-02 which sets forth the requirements related to the presentation of reclassifications adjustments of items out of accumulated other comprehensive income. Effective January 29, 2012, we adopted the applicable portions of ASU 2011-05. The adoption did not affect our consolidated financial position, results of operations, or cash flows.

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

Net Sales

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold, and breakage income from unredeemed gift cards. Sales of merchandise shipped directly to customers from our retail stores and Saks Direct are recognized upon estimated receipt of merchandise by the customer. Sales of merchandise at our retail stores are recognized at the time customers provide a satisfactory form of payment and take delivery of the merchandise. Commissions from leased departments are recognized at the time merchandise is sold to customers. Revenue associated with gift cards is recognized upon redemption of the card. We estimate the amount of goods that will be returned for a refund and reduce sales and gross margin by that amount.

Commissions from leased departments included in net sales were $48,536, $43,184, and $31,832 during 2012, 2011, and 2010, respectively. Leased department sales were $341,778, $300,537, and $233,422 during 2012, 2011, and 2010, respectively, and were excluded from net sales.

The following table summarizes net sales by major merchandise category for 2012, 2011, and 2010:

	2012		2011		2010
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Women’s apparel	$1,095,222	34.8%	$1,049,760	34.8%	$1,001,783	36.0%
Women’s accessories	606,054	19.3%	580,568	19.3%	537,301	19.3%
Cosmetics and fragrances	379,975	12.1%	368,867	12.2%	357,023	12.8%
Men’s apparel, shoes, and accessories	516,773	16.4%	487,352	16.2%	449,957	16.2%
Women’s shoes	403,628	12.8%	368,137	12.2%	315,725	11.3%
Other	145,902	4.6%	158,909	5.3%	123,956	4.4%

Total	$3,147,554	100.0%	$3,013,593	100.0%	$2,785,745	100.0%

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $76,561 and $195,449 as of February 2, 2013 and January 28, 2012, respectively, primarily consisting of money market funds and demand deposits. Income earned on cash equivalents was $451, $1,252, and $551 for 2012, 2011, and 2010, respectively, and was reflected in other income on the accompanying Consolidated Statements of Income. There were no compensating balance arrangements as of February 2, 2013 and January 28, 2012.

Merchandise Inventories and Cost of Sales

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the retail first-in, first-out (“FIFO”) method and includes freight, buying and distribution costs. We take markdowns related to slow moving inventory, ensuring the appropriate inventory valuation.

We regularly record a provision for estimated shrinkage, thereby reducing the carrying value of merchandise inventory. A complete physical inventory of all of our stores and distribution facilities is performed annually, with the recorded amount of merchandise inventory being adjusted to coincide with this physical count. The differences between the estimated amount of shrinkage and the actual amount realized have been insignificant.

We receive vendor-provided support in different forms. When the vendor provides support for inventory markdowns, we record the support as a reduction to cost of sales. Such support is recorded in the period that the corresponding markdowns are taken. When we receive inventory-related support that is not designated for markdowns, we include this support as a reduction of the cost of purchases.

Consignment merchandise on hand of $88,393 and $93,897 as of February 2, 2013 and January 28, 2012, respectively, is not reflected on the Consolidated Balance Sheets.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses consist primarily of employee compensation and benefit costs related to the selling and administrative support functions, advertising, operating and maintenance costs, proprietary credit card promotion, issuance and servicing costs, insurance programs, telecommunications, shipping and handling costs, and other operating expenses not specifically categorized elsewhere on the Consolidated Statements of Income. Shipping and handling costs included in SG&A expense were $28,370, $25,363, and $21,412 in 2012, 2011, and 2010, respectively. Payroll taxes, rent, depreciation, and property taxes are not included in SG&A.

Advertising and sales promotion costs are expensed in the period in which the advertising event takes place.

We receive allowances and expense reimbursements from merchandise vendors and from the owner of the proprietary credit card portfolio which are netted against the related expense:

¡

Allowances received from merchandise vendors in conjunction with incentive compensation programs for employees who sell the vendors’ merchandise were $35,764, $35,657, and $36,098 in 2012, 2011, and 2010, respectively and were netted against the related compensation expense.

¡

Allowances received from merchandise vendors in conjunction with jointly produced and distributed marketing materials were $33,799, $30,526, and $29,323 in 2012, 2011, and 2010, respectively and were netted against the gross expenditures for such marketing. Net advertising and marketing expenses were $76,609, $59,036, and $45,465 in 2012, 2011, and 2010, respectively.

¡	Expense reimbursements received from the owner of our proprietary credit card portfolio are discussed in Note 3 to these consolidated financial statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Store Pre-Opening Costs

Store pre-opening costs primarily consist of rent expense incurred during the construction of new stores, payroll, and related media costs incurred in connection with new store openings and costs related to opening our new distribution center. These costs are expensed as incurred. Rent expense is generally incurred for six to twelve months prior to a store’s opening date.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 20 to 40 years while fixtures and equipment are depreciated over 3 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or their related lease terms, generally ranging from 10 to 20 years. Lease terms may include renewal periods at our option if exercise of the option is determined to be reasonably assured at the inception of the lease. Costs incurred for the development of internal-use computer software are capitalized and amortized using the straight-line method over 3 to 10 years. Costs incurred during the preliminary project and post-implementation stages of internally-developed computer software are expensed as incurred.

Costs incurred when constructing stores, including interest expense, are capitalized. We may receive allowances from landlords related to the construction. If the landlord is determined to be the primary beneficiary of the property, then the portion of those allowances attributable to the property owned by the landlord is considered to be a deferred rent liability, whereas the corresponding capital expenditures related to that store are considered to be prepaid rent. Allowances in excess of the amounts attributable to the property owned by the landlord are considered leasehold improvement allowances and are recorded as deferred rent liabilities that are amortized over the life of the lease. Capital expenditures are reduced when we receive cash and allowances from merchandise vendors to fund the construction of vendor shops.

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future undiscounted cash flows resulting from the use and eventual disposition of the assets are less than the carrying value of such assets, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. The evaluation is performed at the lowest level of identifiable cash flows, which is primarily at the individual store level. Long-lived asset impairment charges are included in impairments and dispositions on the Consolidated Statements of Income.

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

We continuously evaluate our real estate portfolio and close underproductive stores in the normal course of business as leases expire or as other circumstances dictate. During 2012, we closed three SFA stores. We incurred $2,944 of store closing costs associated with these locations, primarily consisting of employee severance. Also included in impairments and disposition costs for 2012 was $9,797 of asset impairment charges related to held and used assets, and a net gain of $565 from the sale of assets during the normal course of business.

During 2011, we closed one SFA store and two OFF 5TH stores. We incurred $5,065 of store closing costs primarily related to a lease termination fee and employee severance. Also included in impairment and disposition costs for 2011 was $5,041 of asset impairment charges related to held and used assets.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During 2010, we incurred costs associated with the closing of seven SFA stores and one OFF 5TH store. We incurred $12,045 of store closing-related costs associated with these locations. Also included in impairment and disposition costs for 2010 were $785 of asset impairment charges related to held and used assets and $255 of losses on the disposal of assets during the normal course of business.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses as of February 2, 2013 and January 28, 2012 approximated their fair value due to the short-term nature of these financial instruments. See Note 6 for disclosure of the fair value of long-term debt.

Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets. During 2012, long-lived assets held and used with a carrying value of $10,361 were written down to their estimated fair value of $564, resulting in an impairment loss of $9,797. During 2011, long-lived assets held and used with a carrying value of $7,533 were written down to their estimated fair value of $2,492, resulting in an impairment loss of $5,041. The fair values of long-lived assets held and used were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows and discount rates. These inputs are based on assumptions from the perspective of market participants.

Operating Leases

We lease the land or the land and building at many of our stores, as well as our distribution centers, administrative facilities, and certain equipment. Most of these leases are classified as operating leases. Most of our lease agreements include renewal periods at our option. Store lease agreements generally include rent holidays, rent escalation clauses, and contingent rent provisions that require additional payments based on a percentage of sales in excess of specified levels. Contingent rental payments are recognized when we determine that it is probable that the specified levels will be reached during the fiscal year. For leases that contain rent holiday periods and scheduled rent increases, we recognize rent expense on a straight-line basis over the lease term from the date we take possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the lease agreements is recorded as deferred rent. Tenant improvement allowances and other lease incentives are recorded as deferred rent liabilities and are recognized on a straight–line basis over the life of the lease. As of February 2, 2013 and January 28, 2012, deferred rent liabilities were $78,671 and $66,524, respectively. These amounts are included in other long-term liabilities on the Consolidated Balance Sheets.

Self-Insurance Reserves

We self-insure a substantial portion of our exposure for costs related to employee medical benefits, workers’ compensation, and general liability. Expenses are recorded based on estimates for reported claims and claims that have been incurred but not reported, considering a number of factors, including historical claims experience, severity factors, litigation costs, inflation, and other assumptions. Although we do not expect the amount that we will ultimately pay to differ significantly from our estimates, self-insurance reserves could be affected if future claims experience differs significantly from historical trends and assumptions.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Earnings per Share (“EPS”)

Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. For the years ended February 2, 2013, January 28, 2012, and January 29, 2011, the computations of diluted EPS assume that our convertible notes would be settled in shares of common stock. Diluted EPS is computed by adjusting: (i) the income available to common shareholders for the amount of interest expense recognized related to the convertible notes, and (ii) the weighted-average number of common shares outstanding to assume conversion of our convertible notes and the issuance of all other dilutive potential common shares, if the effect is dilutive. The following table sets forth the computation of basic and diluted EPS:

	2012			2011			2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$62,882	149,689	$0.42	$74,790	155,149	$0.48	$47,846	154,325	$0.31
Effect of dilutive potential common shares	8,485	24,005	(0.01)	16,204	45,088	(0.03)	—	4,088	(0.01)

Diluted EPS	$71,367	173,694	$0.41	$90,994	200,237	$0.45	$47,846	158,413	$0.30

For the year ended February 2, 2013, the computation of diluted EPS includes the effect of 21,103 shares that could be issued upon conversion of our 7.5% convertible notes and the related interest expense, net of tax, of $8,485 as the effect is dilutive. For the year ended January 28, 2012, the computation of diluted EPS includes the effect of 40,889 shares that could be issued upon the conversion of our 7.5% and 2.0% convertible notes and the related interest expense, net of tax of $16,204 as the effect is dilutive. The following table presents potentially dilutive securities excluded from the computations of diluted EPS:

	2012		2011		2010
Stock options[1]	1,258	[2]	1,285	[2]	1,344	[2]
Written call options [1]	n/a		n/a		19,219	[2]
Performance shares[1]	—		25	[3]	50	[3]
Contingently convertible securities:
7.5% Convertible Notes	—		—		21,670	[4]
2.0% Convertible Notes	19,219	[4]	—		19,219	[4]

1

The amounts represent the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

2	Potentially dilutive securities excluded from the computation of diluted EPS because the exercise price of the options exceeded the average market price of our common stock during the period.
3	Potentially dilutive securities excluded from the computation of diluted EPS because the performance criteria were not met.
4	Potentially dilutive securities excluded from the computation of diluted EPS because the effect would be anti-dilutive.

Stock-Based Compensation Plans

We maintain an equity incentive plan, which allows for the granting of stock options, stock appreciation rights, restricted stock, performance share awards and other forms of awards to employees, directors, and officers. Stock options granted generally vest over a four-year period from the grant date and have contractual terms of seven to ten years from the grant date. Restricted stock and performance share awards generally vest over periods ranging from three to five years from the grant date, although the equity incentive plan permits accelerated vesting in certain circumstances at the discretion of the Human Resources and Compensation Committee (“HRCC”) of the Board of Directors.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

We recognize compensation expense for stock option awards with graded vesting on a straight-line basis over the requisite service period. Compensation expense related to restricted stock and performance share awards that cliff-vest are expensed on a straight-line basis over the requisite service period. Restricted stock awards with graded-vesting features are treated as multiple awards based upon the vesting date. We record compensation expense for these awards on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Pension Plans

Pension expense is based on actuarial models used to estimate the total benefits ultimately payable to participants and is allocated to the respective service periods. Our funding policy provides that contributions to the pension trusts shall be at least equal to the minimum funding requirement of the Employee Retirement Income Security Act of 1974. We may provide additional contributions from time to time, generally not to exceed the maximum tax-deductible limitation. Our pension plans are valued annually as of the fiscal year-end balance sheet date. The market-related fair value of plan assets used to calculate the expected return on plan assets is fair value. Actuarial gains and losses are amortized over the average life expectancy of the plan’s participants, to the extent the cumulative gains or losses exceed 10% of the greater of the projected benefit obligation or market-related value of plan assets.

Gift Cards

We sell gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized and a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards was $29,781 and $28,933 as of February 2, 2013 and January 28, 2012, respectively and is included in accrued expenses on the Consolidated Balance Sheets.

We periodically evaluate unredeemed gift cards and if we determine that the likelihood of customer redemption is remote and the gift card is not subject to state escheatment laws, then we will recognize breakage income and reverse the related liability. Breakage income included in net sales during 2012, 2011, and 2010 was $2,733, $3,112, and $3,565, respectively.

Loyalty Program

We maintain a customer loyalty program in which customers accumulate points for each qualifying purchase. On an annual basis, or upon request, customers receive a gift card to apply to future purchases. The amount of the gift card is based on the level of points accumulated during the year. We estimate the net cost of these gift cards that will be earned and redeemed and record this amount in cost of sales as points are accumulated.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Segment Reporting

SFA, Saks Direct, and OFF 5TH have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting literature.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 3: PROPRIETARY CREDIT CARDS

In April 2003, we entered into a program and servicing agreement with HSBC Bank Nevada, N.A. (“HSBC”), under which proprietary credit card accounts are offered to our customers. In September 2006, we entered into agreements with HSBC and MasterCard International Incorporated to issue co-branded MasterCard cards to new and existing proprietary credit card customers. In May 2012, Capital One Financial Corporation and its affiliates (“Capital One”) acquired certain assets and assumed certain liabilities of the U.S. credit card and private label credit card business of HSBC, and pursuant to an agreement with Capital One, our agreement was assigned to Capital One.

Capital One establishes and owns the proprietary credit card accounts for our customers. Under the terms of the proprietary credit card program agreement, the risks and revenues generated by interest and fees on the portfolio are apportioned between Capital One and us. Pursuant to a servicing agreement with Capital One, we continue to provide key customer service functions, for which we receive compensation from Capital One. These services include new account openings, transaction authorizations, billing adjustments and customer inquiries.

We have entered into several amendments to the program agreement since 2003. In September 2012, we and Capital One entered into an eighth amendment, which provides, among other things, for increased revenue sharing, certain of which were applied retroactively from May 1, 2012. The eighth amendment also confirms the expiration date of the program agreement in 2018.

Under the co-brand program, qualifying customers are issued a SFA and MasterCard branded credit card that functions as a traditional proprietary credit card when used at any SFA or OFF 5TH store and at Saks Direct or as a MasterCard card when used at any unaffiliated location that accepts MasterCard cards. Capital One establishes and owns the co-brand accounts, retains the benefits and sales associated with the ownership of the accounts, receives the finance charge and other income from the accounts, and incurs the bad-debts associated with the accounts.

With the exception of depreciation expense, all components of the credit card operations are included in SG&A expense on the Consolidated Statements of Income. The credit contribution comprises program compensation and servicing compensation. For 2012, 2011, and 2010, the components of the credit contribution included in SG&A expense were $40,383, $33,088, and $24,204, respectively.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 4: PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	February 2, 2013	January 28, 2012
Land and land improvements	$174,203	$173,945
Buildings	675,926	674,018
Leasehold improvements	269,318	299,696
Fixtures and equipment	848,750	812,820
Construction in progress	62,552	43,001

	2,030,749	2,003,480
Less: accumulated depreciation	(1,155,547)	(1,128,049)

Property and equipment, net	$875,202	$875,431

The amounts above include gross assets recorded under capital leases for buildings and equipment of $95,887 and $18,899, respectively as of February 2, 2013 and $98,595 and $12,985, respectively as of January 28, 2012. Amortization of capital lease assets is included in depreciation expense. Accumulated depreciation of assets recorded under capital leases was $95,700 and $93,327 as of February 2, 2013 and January 28, 2012, respectively. During 2012, 2011, and 2010 capital lease asset additions were $5,914, $5,929, and $2,800, respectively, and are considered non-cash investing activities.

Depreciation expense was $120,377, $118,513, and $118,669 in 2012, 2011, and 2010, respectively.

NOTE 5: INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

	2012	2011	2010
Current income taxes:
Federal	$6,912	$540	$(29,664)
State	3,550	(2,707)	(1,600)

Current income tax expense (benefit)	10,462	(2,167)	(31,264)
Deferred income taxes:
Federal	23,514	39,368	16,284
State	2,537	(10,107)	1,070

Deferred income tax expense	26,051	29,261	17,354

Income tax expense (benefit) from continuing operations	$36,513	$27,094	$(13,910)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The income tax expense (benefit) from continuing operations varies from the amounts computed by applying the statutory federal income tax rate to income before taxes. The reasons for these differences are as follows:

	2012	2011	2010
Expected federal income taxes at statutory rate of 35%	$34,788	$35,660	$11,720
State and local income taxes, net of federal benefit	8,860	7,316	4,656
State NOL valuation allowance adjustment	(3,713)	(11,782)	(2,228)
Valuation allowance release on federal tax credits	(3,269)	—	—
Non-deductible compensation	1,152	—	—
Effect of tax reserve adjustments	(1,917)	(4,108)	(28,287)
Effect of settling tax examinations	—	(400)	(73)
Other, net	612	408	302

Income tax expense (benefit) from continuing operations	$36,513	$27,094	$(13,910)

The components of the net deferred tax assets recognized on the Consolidated Balance Sheets are as follows:

	February 2, 2013	January 28, 2012
Deferred tax assets:
Accrued expenses	$49,285	$45,837
Inventory	2,052	4,049
Capital leases	20,171	20,799
Rent adjustments	17,244	16,618
Pension	8,347	11,820
Other long-term liabilities	20,513	21,690
Property and equipment	11,249	12,813
Tax credit carryforwards	27,667	23,944
NOL carryforwards	59,668	87,570
Other assets	—	4

Subtotal	216,196	245,144
Valuation allowance	(15,329)	(19,217)

Net deferred tax assets	$200,867	$225,927

Of the $27,667 tax credit carryforwards as of February 2, 2013, $2,170 will expire between 2018 and 2031. The remaining $25,497 are alternative minimum tax credits which may be carried forward indefinitely against our regular tax liability.

The federal and state net operating loss (“NOL”) carryforwards will expire between 2013 and 2030. The majority of the NOL carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 due principally to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $15,329 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, the valuation allowance as of February 2, 2013 was $15,329.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

We evaluate the realizability of our deferred tax assets on a quarterly basis. In 2012, 2011, and 2010, this evaluation resulted in a net reduction to the reserve against state deferred tax assets of $3,713, $11,782, and $2,228 respectively, impacting our results of operations. We will continue to assess the need for additional valuation allowances in the future. If future results are less than projected or tax planning strategies are no longer viable, then additional valuation allowances may be required to reduce our deferred tax assets which could have a material impact on our results of operations in the period in which it is recorded.

We made income tax payments, net of income tax refunds received of $8,555, $4,776 and $2,191 during 2012, 2011, and 2010, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011	2010
Unrecognized tax benefits at beginning of year	$14,224	$14,254	$40,358
Gross increases related to tax positions taken in prior periods	1,131	9,072	3,230
Gross decreases related to tax positions taken in prior periods	—	(4,131)	(165)
Lapse of statute of limitations	(1,759)	(4,052)	(28,860)
Settlements with taxing authorities	—	(919)	(309)

Unrecognized tax benefits at end of year	$13,596	$14,224	$14,254

We analyzed our positions related to the reserve for tax exposures and determined that the amount was adequate. We will continue to analyze our positions related to the reserve for tax exposures on an ongoing basis. At February 2, 2013, $2,198 represented the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate in future periods. We continually evaluate our tax filing positions and to the extent we prevail on audits or statutes of limitation expire, the unrecognized tax benefits could be realized. We do not anticipate any material changes in unrecognized tax benefits within twelve months of February 2, 2013.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended February 2, 2013, January 28, 2012, and January 29, 2011, we recognized a benefit of $543, $927, and $1,391, respectively from interest and penalties, net of related tax effects. We have accrued $1,857 and $2,400 for interest and penalties as of February 2, 2013 and January 28, 2012, respectively.

We file a consolidated U.S. federal income tax return as well as state tax returns in multiple state jurisdictions. We have completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through January 31, 2009. With respect to the state and local jurisdictions, we have completed examinations in many jurisdictions through the same period and beyond and currently have examinations in progress for several jurisdictions.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 6: DEBT

A summary of long-term debt and capital lease obligations is as follows:

	February 2, 2013		January 28, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes 7.00%, maturing fiscal year 2013	$2,125	$2,207	$2,125	$2,183
Convertible notes 7.50%, maturing fiscal year 2013, net	87,374	170,557	109,549	228,592
Convertible notes 2.00%, maturing fiscal year 2024, net	219,551	228,224	210,840	234,894
Capital lease obligations (1)	50,542	n/a	52,920	n/a

Total debt	359,592	400,988	375,434	465,669

Less current portion:
Notes 7.00%, maturing fiscal year 2013	(2,125)	(2,207)	—	—
Convertible notes 7.50%, maturing fiscal year 2013, net	(87,374)	(170,557)	—	—
Capital lease obligations (1)	(9,490)	n/a	(7,472)	n/a

Current portion of long-term debt	(98,989)	(172,764)	(7,472)	—

Long-term debt	$260,603	$228,224	$367,962	$465,669

(1)	Disclosure regarding fair value of capital leases is not required.

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

In March 2011, we entered into an amendment to our existing revolving credit agreement. The amendment extended the maturity date of this facility from November 23, 2013 to March 29, 2016 and revised certain terms of the existing revolving credit facility. The maximum committed borrowing capacity of the amended facility remains at $500,000. Fees incurred in 2011 associated with the amendment to the revolving credit agreement were $2,961.

The obligations under the facility are guaranteed by certain of our existing and future domestic subsidiaries and are secured by their merchandise inventories and certain third party receivables. Borrowings under the facility bear interest at a per annum rate of either: (i) LIBOR plus a percentage ranging from 2.00% to 2.50%, or (ii) the higher of the prime rate or the federal funds rate plus a percentage ranging from 1.00% to 1.50%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). We also pay an unused line fee ranging from 0.38% to 0.50% per annum on the average daily unused balance of the facility.

During periods in which availability under the agreement is $62,500 or more, we are not subject to financial covenants. If and when availability under the agreement decreases to less than $62,500, we will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There are no debt-ratings-based provisions. As of February 2, 2013, we were not subject to

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

the minimum fixed charge coverage ratio. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the credit agreement if a default were to occur in another debt instrument resulting in the acceleration of more than $20,000 of principal under that other instrument.

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

Our outstanding stand-by and documentary letters of credit principally relate to trade payables and debt obligations. Outstanding letters of credit reduce availability under the revolving line of credit. During 2012, the average amount of letters of credit issued under the credit agreement was $6,472. The highest amount of letters of credit outstanding under the agreement during 2012 was $7,811. As of February 2, 2013, we had no direct outstanding borrowings under our revolving credit facility and had letters of credit outstanding of $6,363. Based on the letters of credit outstanding and the balance of eligible inventory and credit card receivables, we had $493,637 of availability under the facility as of February 2, 2013.

Senior Notes

As of February 2, 2013, we had $2,125 of unsecured senior notes outstanding that mature in December 2013 with an interest rate of 7.0%. The senior notes are guaranteed by all of the subsidiaries that guarantee our revolving credit facility. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of the senior notes require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-ratings-based provisions.

In October 2011, we paid $141,557 upon maturity of our 9.875% senior notes.

During April 2011, we redeemed $1,911 of our 7.375% senior notes that were set to mature in 2019. The redemption of these notes resulted in a loss on extinguishment of $539.

In December 2010, we paid $22,859 upon maturity of our 7.5% senior notes.

During May 2010, we repurchased $797 of our 7.0% senior notes that were set to mature in 2013. The repurchase of these notes resulted in a loss on extinguishment of $4.

Convertible Notes

7.5% Convertible Notes

We issued $120,000 of 7.5% convertible notes in May 2009 (the “7.5% Convertible Notes”). The 7.5% Convertible Notes mature in December 2013 and are convertible, at the option of the holders at any time, into shares of our common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes, which is equivalent to a conversion price of $5.54 per share (21,670 shares of common stock to be issued upon conversion). The conversion rate is subject to adjustment for certain events, including but not limited to the issuance of stock dividends on our common stock; the issuance of rights or warrants; subdivisions, combinations, distributions of capital stock, indebtedness or assets; cash dividends; and certain issuer tender or exchange offers. We can settle a conversion of the notes with shares, cash, or a combination thereof at our discretion.

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

During the year ended February 2, 2013, note holders converted a principal amount of $28,796 of our outstanding 7.5% Convertible Notes into 5,200 shares of common stock. The early retirement of these notes resulted in a loss on extinguishment of $3,530.

The following tables provide additional information about our 7.5% Convertible Notes.

	February 2,	January 28,
	2013	2012
Carrying amount of the equity component (additional paid-in capital)	$16,725	$22,006
Principal amount of the 7.5% Convertible Notes	$91,204	$120,000
Unamortized discount of the liability component	$3,830	$10,451
Net carrying amount of liability component	$87,374	$109,549

	2012	2011	2010
Effective interest rate on liability component	12.8%	12.9%	12.9%
Cash interest expense recognized	$8,640	$9,000	$9,000
Non-cash interest expense recognized	$5,270	$4,772	$4,207

The remaining period over which the unamortized discount will be recognized is 0.8 years. As of February 2, 2013, the if-converted value of the notes exceeded its principal amount by $85,519.

The 7.5% Convertible Notes are classified within current portion of long-term debt on the Consolidated Balance Sheet as of February 2, 2013 as the notes mature in December 2013. The 7.5% Convertible Notes are classified as long-term debt on the Consolidated Balance Sheet as of January 28, 2012 because we can settle the principal amount of the notes with shares, cash, or a combination thereof at our discretion.

2.0% Convertible Senior Notes

We issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and, in certain circumstances, allow the holders to convert the notes to shares of our common stock at a conversion rate of 83.5609 per one thousand dollars in principal amount of notes, which is equivalent to a conversion price of $11.97 per share of common stock (19,219 shares of common stock to be issued upon conversion). The conversion rate is subject to adjustment for certain events, including but not limited to the issuance of stock dividends on our common stock; the issuance of rights or warrants; subdivisions, combinations, distributions of capital stock, indebtedness or assets; cash dividends; and certain issuer tender or exchange offers. The holders may put the debt back to us in 2014 or 2019 and the debt became callable at our option on March 21, 2011. We can settle a conversion of the notes with shares, cash or a combination thereof at our discretion. The holders may convert the notes at the following times, among others: (i) if our share price is greater than 120% of the applicable conversion price for a

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

certain trading period; (ii) if the credit ratings of the notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving us. As of February 2, 2013, none of the conversion criteria were met.

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

The following tables provide additional information about our 2.0% Convertible Notes.

	February 2,	January 28,
	2013	2012
Carrying amount of the equity component (additional paid-in capital)	$71,852	$71,852
Principal amount of the 2.0% Convertible Notes	$230,000	$230,000
Unamortized discount of the liability component	$10,449	$19,160
Net carrying amount of liability component	$219,551	$210,840

	2012	2011	2010
Effective interest rate on liability component	6.2%	6.2%	6.2%
Cash interest expense recognized	$4,600	$4,600	$4,600
Non-cash interest expense recognized	$8,711	$8,192	$7,702

The remaining period over which the unamortized discount will be recognized is 1.1 years. As of February 2, 2013, the if-converted value of the notes did not exceed its principal amount.

The 2.0% Convertible Notes were classified within long-term debt on the Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012 because we could settle the principal amount of the notes with shares, cash or a combination thereof at our discretion.

On March 15, 2013, we gave notice to holders of our 2.0% Convertible Notes that we are redeeming all of the outstanding notes on April 15, 2013. See Note 13 for more information.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Maturities

At February 2, 2013, maturities of long-term debt and capital lease obligations for the next five years and thereafter were as follows:

Maturities
2013	$102,819
2014	9,373
2015	8,032
2016	6,685
2017	3,534
Thereafter	243,428

373,871
Less: unamortized discount at February 2, 2013	(14,279)

Total debt	$359,592

We made interest payments of $22,278, $37,932, and $41,840 during 2012, 2011, and 2010, respectively. Total interest costs incurred were $39,196, $49,070, and $57,446, of which $2,014, $955, and $721 was capitalized into property and equipment during 2012, 2011, and 2010, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Operating Leases and Other Purchase Commitments

We lease certain property and equipment under various non-cancelable capital and operating leases. The leases provide for monthly fixed-amount rentals or contingent rentals based upon sales in excess of stated amounts and normally require us to pay real estate taxes, insurance, common area maintenance costs and other occupancy costs. Generally, the leases have primary terms ranging from 20 to 30 years and include renewal options ranging from 5 to 20 years.

At February 2, 2013, future minimum rental commitments under capital leases and non-cancelable operating leases consisted of the following:

	Capital Leases	Operating Leases
2013	$14,754	$81,379
2014	13,874	68,843
2015	11,694	61,528
2016	9,928	52,527
2017	6,103	42,076
Thereafter	18,521	136,333

Total minimum lease payments	$74,874	$442,686

Less: portion representing interest	(24,332)

Total capital lease obligations	$50,542

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Total rental expense for operating leases was $105,064, $99,184, and $98,501, during 2012, 2011, and 2010, respectively, including contingent rent of $17,271, $16,054, and $14,284, respectively, and common area maintenance costs of $12,290, $11,919, and $11,611, respectively.

In the normal course of business, we purchase merchandise under purchase commitments; enter into contractual commitments with real estate developers and construction companies for new store construction and store remodeling; and maintain contracts for various information technology, telecommunications, maintenance and other services. Commitments for purchasing merchandise generally do not extend beyond six months and may be cancelable several weeks prior to the vendor shipping the merchandise. Contractual commitments for the construction and remodeling of stores are typically lump sum or cost plus construction contracts. Contracts to purchase various services are generally less than two year commitments and are cancelable within several weeks notice.

From time to time we have issued guarantees to landlords under leases of stores operated by our subsidiaries. Certain of these stores were sold in connection with the Saks Department Store Group and the Northern Department Store Group transactions which occurred in July 2005 and March 2006, respectively. If the purchasers fail to perform certain obligations under the leases guaranteed, we could have obligations to landlords under such guarantees. Based on the information currently available, we do not believe that the potential obligations under these lease guarantees would be material.

As of February 2, 2013, we may be required to deliver shares and/or cash to holders of the convertible notes described in Note 6 prior to the stated maturity date of said notes based on the value of our common stock.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Taxes

We are routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Based on annual evaluations of tax filing positions, we believe we have adequately accrued for our tax exposures. To the extent we are to prevail in matters for which accruals have been established or are required to pay amounts in excess of income tax reserves, our effective tax rate in a given financial statement period may be materially impacted. As of February 2, 2013, certain state income and sales and use tax examinations were ongoing. On February 27, 2013, we received a proposed assessment of $20,493 for sales and use tax from the New York State Department of Taxation and Finance (“Department”) for the audit period September 1, 2003 through August 31, 2009. The assessment relates to the issue of affiliated nexus and the Department contends that all of our legal entities which ship items into New York should have collected tax on such shipments. We disagree with the Department’s position on this issue and will vigorously defend the assessment based upon the technical merits of the nexus law. We have not established any accruals for this matter for the time period covered by the audit. We cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this matter.

NOTE 8: EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan

We sponsor a non-qualified deferred compensation plan (“DCP”) wherein eligible employees can defer a portion of their compensation or unvested restricted stock and allocate the deferrals to a choice of investment options. In September 2012, the DCP was terminated and all benefits under the DCP will be distributed to participants in accordance with applicable laws and the plan document. The liability for compensation deferred under the DCP was $7,733 and $12,428 as of February 2, 2013 and January 28, 2012, respectively and is included in accrued compensation and related items on the accompanying Consolidated Balance Sheets. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the DCP with investment vehicles that offset a substantial portion of our exposure. The cash value of the investment vehicles was $7,795 and $12,000 as of February 2, 2013 and January 28, 2012, respectively, and is included in other current assets on the accompanying Consolidated Balance Sheets.

Employee Savings Plan

We sponsor a qualified defined contribution savings plan (“Savings Plan”) that covers substantially all full-time employees. Eligible employees may elect regular payroll deductions of up to 90% of their eligible compensation, as defined in the plan document, on a pre-tax basis, subject to Internal Revenue Service (“IRS”) limitations. We make contributions matching a portion of the employees’ contribution on the first 5% of compensation that a participant elects to contribute. The employer matching contribution was suspended in 2009. Effective July 2010, our matching contribution was reinstated at a rate of 10%. The employer matching contribution rate was 40% and 35% during 2012 and 2011, respectively. Effective January 2013, the employer matching contribution rate was increased to 45%. Expenses incurred in connection with the Savings Plan for 2012, 2011, and 2010 were $6,137, $4,497, and $297, respectively. As of February 2, 2013 and January 28, 2012, total assets invested by participants under the Savings Plan were $445,329 and $424,251, respectively. As of February 2, 2013 approximately 1.2% of the Savings Plan’s assets were invested in our common stock at the discretion of the participating employees.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Defined Benefit Plans

We sponsor a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain employees. Effective January 1, 2007, we amended the Pension Plan, suspending future benefit accruals for all participants, except certain participants who as of December 31, 2006 had attained age 55, completed 10 years of credited service, and who are not considered to be highly compensated employees. Effective March 13, 2009, we amended the Pension Plan, suspending future benefit accruals for all remaining participants.

Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income

The components of pre-tax net periodic benefit cost and other amounts recognized in other comprehensive income related to the Pension Plan and SERP for the years ended February 2, 2013, January 28, 2012, and January 29, 2011 were as follows:

	2012	2011	2010
Components of net periodic benefit cost:
Interest cost	$5,240	$6,520	$7,315
Expected return on plan assets	(6,963)	(8,010)	(6,920)
Amortization of net loss	2,830	2,254	2,626
Settlement loss recognized	2,750	—	3,654

Net periodic benefit cost	$3,857	$764	$6,675

Changes recognized in other comprehensive income:
Net gain (loss) arising during the year	2,410	(16,602)	(1,840)
Settlement loss and amortization of net loss	5,580	2,254	6,281

Total recognized in other comprehensive income (loss)	$7,990	$(14,348)	$4,441

As of February 2, 2013 and January 28, 2012, amounts recognized in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic benefit cost consisted of a pre-tax net loss of $81,875 and $89,865, respectively. The estimated pre-tax net loss that is expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 is $2,691.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Benefit Obligations and Funded Status

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Pension Plan and SERP as of February 2, 2013 and January 28, 2012:

	February 2,	January 28,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of period	$167,377	$158,761
Interest cost	5,240	6,520
Actuarial loss	1,349	12,846
Benefits paid	(12,389)	(10,750)

Benefit obligation at end of period	$161,577	$167,377

Change in plan assets:
Fair value of plan assets at beginning of period	$126,476	$128,545
Actual return on plan assets	10,764	4,298
Employer contributions	4,808	4,383
Benefits paid	(12,389)	(10,750)

Fair value of plan assets at end of period	$129,659	$126,476

Funded status	$(31,918)	$(40,901)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(1,274)	$(1,281)
Non-current liabilities	(30,644)	(39,620)

Net amount recognized	$(31,918)	$(40,901)

Benefit plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$(161,577)	$(167,377)
Effect of projected salary increases	—	—

Projected benefit obligation	$(161,577)	$(167,377)

Fair value of plan assets	$129,659	$126,476

Assumptions

The weighted-average assumptions used to determine our benefit obligation were as follows:

	February 2,	January 28,
	2013	2012
Pension Plan:
Discount rate	3.4%	3.6%
Measurement date	2/2/2013	1/28/2012

SERP:
Discount rate	3.7%	3.8%
Measurement date	2/2/2013	1/28/2012

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	2012	2011	2010
Pension Plan:
Discount rate	3.6%	4.8%	5.1%
Expected long-term rate of return on plan assets	6.5%	7.5%	8.0%

SERP:
Discount rate	3.8%	5.1%	5.5%

The assumptions used in the determination of our obligations and benefit cost are based upon management’s best estimates as of the annual measurement date. The discount rate is primarily used in calculating our pension obligation, which is represented by the accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) and in calculating net periodic benefit cost. The discount rate utilized was based upon pension discount curves and bond portfolio curves over a duration that is similar to the Pension Plan’s expected future cash flows as of the measurement date.

This expected long-term rate of return on plan assets is used primarily in calculating the expected return on plan assets component of our net periodic benefit cost. Our estimate of the expected long-term rate of return considers the historical returns on plan assets, as well as the future expectations of returns on classes of assets within the target asset allocation of the plan asset portfolio. The expected long-term rate of return on plan assets is the weighted-average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the PBO.

No assumption for the average rate of compensation increase was used as the Pension Plan was amended in 2009 to suspend all future benefit accruals for all participants.

Plan Assets

The Pension Plan’s overall investment objective is to maintain a diversified portfolio of assets with the primary goal of ensuring that funds are available to meet the Pension Plan’s benefit obligations when they become due, while maintaining an appropriate level of risk. We employ a liability-driven investment strategy, which is designed to reduce the volatility of the Pension Plan’s funded status by more closely aligning the duration of the assets with the duration of the liabilities. The target asset allocation is determined by our Retirement Committee, taking into consideration the amounts and timing of projected liabilities, our funding policies, expected returns on various asset categories, as well as the risk characteristics of, and correlations among, the various asset classes. The Pension Plan does not hold any investments in our common stock. Actual asset allocations as of February 2, 2013 and January 28, 2012 and the targeted asset allocation as of February 2, 2013 by asset category were as follows:

	Target	February 2,	January 28,
	Allocation	2013	2012
Common/collective trust funds:
Equity securities	35.0%	33.7%	35.2%
Fixed income securities	65.0%	66.3%	59.8%
Real estate securities	- %	- %	5.0%

Total	100.0%	100.0%	100.0%

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Fair Value Measurements

The following table sets forth the fair value of the Pension Plan’s financial assets by level within the fair value hierarchy as of February 2, 2013 and January 28, 2012:

	February 2, 2013				January 28, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common/collective trust funds:
Equity securities	$—	$43,708	$—	$43,708	$—	$44,535	$—	$44,535
Fixed income securities	—	85,951	—	85,951	—	75,635	—	75,635
Real estate securities	—	—	—	—	—	—	6,306	6,306

Total	$—	$129,659	$—	$129,659	$—	$120,170	$6,306	$126,476

The following table summarizes changes in the fair value of Level 3 assets for the year ended February 2, 2013 and January 28, 2012:

	Real Estate Securities
	February 2,	January 28,
	2013	2012
Fair value at beginning of year	$6,306	$5,620
Actual return on plan assets:
Relating to assets still held at year-end	—	686
Relating to assets sold during the year	329	—
Purchases, sales and settlements	(6,635)	—
Transfers in (out) of Level 3	—	—

Fair value at end of year	$—	$6,306

There have been no changes in the valuation techniques used to measure the fair value of the Pension Plan’s assets as of February 2, 2013 and January 28, 2012. Investments in common/collective trust funds are valued at the net asset value per unit as determined by the trustee of the common/collective trust funds on each valuation date, without further adjustment as a practical expedient. The net asset value per unit is determined by the trustee of the common/collective trust funds based on the fair values of the underlying assets. Underlying assets that are traded on national securities exchanges are valued based on the last reported sale or settlement price for each such security on the valuation date. Underlying assets that are not traded in public markets or for which quoted prices are not readily available are valued based on broker/dealer quotes or valuation estimates from internal pricing models, which utilize inputs that are primarily observable. Underlying assets consisting of real estate are valued based on periodic independent appraisals.

None of the common/collective trust funds in which the Pension Plan currently invests have restrictions on redemption frequency, nor do they have advance notification requirements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Contributions and Estimated Future Benefit Payments

We generally fund pension costs currently, subject to regulatory funding requirements. We expect funding requirements of approximately $2,473 in 2013. As of February 2, 2013, the following Pension Plan and SERP benefit payments are expected to be paid:

Benefit
Payments
2013	$17,755
2014	17,743
2015	16,661
2016	16,001
2017	15,680
2018 - 2022	43,993

$127,833

NOTE 9: SHAREHOLDERS’ EQUITY

We have a share repurchase program that authorizes us to repurchase up to 70,025 shares of our common stock. During 2012, we repurchased and retired an aggregate of 16,522 shares of common stock at an average price of $10.13 per share for a total cost of $167,417. During 2011, we repurchased and retired an aggregate of 3,537 shares of common stock at an average price of $8.18 per share for a total cost of $28,932. There were no shares repurchased during 2010. As of February 2, 2013, there were 12,650 shares remaining available for repurchase under our share repurchase program.

In November 2010, we contributed 1,755 shares of our common stock to our Pension Plan, in consideration for a credit against future funding obligations, which is considered a non-cash financing activity. The shares were valued for purposes of the contribution at $19,961. As required by the investment policy of the Pension Plan, the shares were sold by the Pension Plan in an orderly manner as soon as practicable after the contribution was made. We filed with the SEC prospectus supplements to our existing effective shelf registration statement covering the resale of the shares by the Pension Plan.

During 2012, holders of our 7.5% Convertible Notes converted $28,796 of principal resulting in the issuance of 5,200 shares of common stock, which is considered a non-cash financing activity.

NOTE 10: STOCK-BASED COMPENSATION

In 2009, our shareholders approved the adoption of the 2009 Long-Term Incentive Plan (“2009 Plan”), which allows for the granting of stock options, stock appreciation rights, restricted stock, performance share awards and other forms of equity awards to employees, directors, and officers. The maximum number of shares of common stock that may be issued under the 2009 Plan is 5,700. As of February 2, 2013, there were approximately 1,000 shares available for future issuances under the 2009 Plan. Stock options granted generally vest over a four-year period from the grant date and have a contractual term of seven to ten years from the grant date. Restricted stock and performance share awards generally vest over periods ranging from three to five years from the grant date, although the equity incentive plan permits accelerated vesting in certain circumstances at the discretion of the HRCC of the Board of Directors. We do not use cash to settle any of our stock-based awards, and we issue new shares of common stock upon the exercise of stock options and the granting of restricted stock and performance shares.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Total stock-based compensation expense and related tax benefits recognized in fiscal years 2012, 2011, and 2010 were as follows:

	2012	2011	2010
Stock options	$280	$1,293	$2,016
Restricted stock	12,410	10,922	11,510
Performance share awards	3,311	3,382	3,240

Total stock-based compensation	$16,001	$15,597	$16,766

Total income tax benefit recognized related to stock-based compensation expense	$6,211	$6,089	$6,871

Stock Options

The fair value of stock options is determined on the grant date utilizing the Black-Scholes valuation model. The Black-Scholes model estimates the expected value employees will receive from the stock options based on a number of assumptions, such as interest rates, employee exercises, volatility, our stock price and dividend yield. During 2012, 2011, and 2010, no stock options were granted. A summary of stock option activity for 2012 is presented below:

	2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at beginning of year	1,646	$12.83
Granted	—	—
Exercised	(195)	3.05
Forfeited	(22)	14.61

Outstanding at end of year	1,429	$14.14	$1,406	1.9
Options exercisable at end of year	1,266	$15.65	$46	1.7
Options expected to vest	163	$2.36	$1,360	3.1

The total intrinsic value of stock options exercised during 2012, 2011, and 2010 was $1,442, $1,650, and $1,888, respectively. The net tax benefit realized from stock options exercised during 2012 was $433. Cash proceeds received from the exercise of stock options during 2012 was $597. The total fair value of stock options vested during 2012, 2011, and 2010 was $1,088, $2,146, and $2,169, respectively. As of February 2, 2013, total unrecognized compensation expense related to non-vested stock options, including an estimate for pre-vesting forfeitures, was $12, which is expected to be recognized over a weighted-average period of 0.1 years.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table summarizes information about stock options outstanding and exercisable as of February 2, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at February 2, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 2, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.36 to $6.64	171	2.9	$2.51	8	0.4	$5.42
$8.08 to $13.04	760	2.1	$13.04	760	2.1	$13.04
$13.05 to $20.31	498	1.1	$19.80	498	1.1	$19.80

	1,429	1.9	$14.14	1,266	1.7	$15.65

Restricted Stock

The fair value of restricted stock is based on the closing market price of our common stock on the date of grant. A summary of restricted stock awards activity for 2012 is presented below:

	February 2, 2013
	Shares	Weighted Average Grant Price
Outstanding at beginning of year	4,895	$7.54
Granted	1,809	11.06
Vested	(2,539)	5.17
Forfeited	(124)	10.28

Outstanding at end of year	4,041	$10.52

We granted restricted stock awards of 1,809, 895, and 1,096 to certain employees in 2012, 2011, and 2010, respectively. The weighted-average grant-date fair value of restricted stock awards granted in 2012, 2011, and 2010 was $11.06, $11.23, and $7.65, respectively. The total fair value of restricted stock that vested in 2012, 2011, and 2010 was $13,140, $13,453, and $6,134, respectively. As of February 2, 2013, total unrecognized compensation expense related to non-vested restricted stock awards, including an estimate for pre-vesting forfeitures, was $16,780, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance Shares

Under the 2009 Plan, we may grant performance share awards that vest based on the outcome of certain performance criteria that are established and approved by the HRCC of the Board of Directors. The actual number of performance shares earned is based on the level of performance achieved over the performance period, historically one year from the grant date, relative to established financial and operating goals, none of which are considered market conditions. For performance share awards granted during 2012 and 2011, the amount of shares that can be earned ranged from 0% to 125% of the number of performance share awards granted. For performance share awards granted during 2010, the amount of shares that could be earned ranged from 0% to 100%. In addition to the performance criteria, performance shares do not vest unless employees remain employed during the requisite service period, which is typically three years from the grant date. The fair value of performance share awards is determined based on the closing market price of our common stock on the date of grant.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

A summary of performance share award activity for 2012 is presented below:

	February 2, 2013
	Shares	Weighted Average Grant Price
Outstanding at beginning of year	1,845	$5.32
Granted	480	11.35
Vested	(1,060)	2.45
Forfeited	(25)	10.80

Outstanding at end of year	1,240	$10.00

We granted performance share awards of 480, 306, and 503 to certain employees in 2012, 2011, and 2010, respectively. The weighted-average grant-date fair value of performance share awards granted in 2012, 2011, and 2010 was $11.35, $12.31, and $7.20, respectively. The total fair value of performance share awards that vested in 2012, 2011, and 2010 was $2,594, $239, and $9,186, respectively. As of February 2, 2013, total unrecognized compensation expense related to non-vested performance share awards, including an estimate for pre-vesting forfeitures, was $3,463, which is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 11: CLUB LIBBY LU CLOSURE

During the fourth quarter of 2008, we discontinued the operations of our CLL specialty store business which consisted of 98 leased, mall-based stores. Along with the previous disposition of the Saks Department Store Group businesses, CLL was no longer determined to be a strategic fit for us. As of February 2, 2013, there were no amounts payable remaining for the CLL store closings.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

NOTE 12: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2012 and 2011 is as follows:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$753,607	$704,115	$713,222	$976,610
Gross margin	334,465	262,081	312,957	368,177
Operating income (loss)	64,896	(13,857)	40,682	46,770
Net income (loss)	32,145	(12,297)	22,602	20,432
Basic earnings (loss) per common share	$0.21	$(0.08)	$0.15	$0.14
Diluted earnings (loss) per common share	$0.18	$(0.08)	$0.14	$0.13

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$725,998	$670,180	$692,311	$925,104
Gross margin	319,934	254,545	305,813	347,882
Operating income (loss)	60,433	(3,837)	39,749	51,999
Net income (loss)	28,409	(8,369)	17,771	36,979
Basic earnings (loss) per common share	$0.18	$(0.05)	$0.12	$0.24
Diluted earnings (loss) per common share	$0.16	$(0.05)	$0.11	$0.21

NOTE 13: SUBSEQUENT EVENT

On March 15, 2013, we gave notice to holders of the $230,000 outstanding principal amount of our 2.0% Convertible Notes due March 15, 2024 that we are redeeming all of the notes at a redemption price equal to 100.2% of the principal amount, plus accrued and unpaid interest to the April 15, 2013 redemption date.

Alternatively, the holders may convert the 2.0% Convertible Notes at any time prior to the close of business on April 12, 2013. We intend to satisfy our obligation by delivering cash in the event that holders elect to convert their notes in connection with the redemption. The conversion rate is currently 83.5609 shares of our common stock per one thousand dollars in principal amount of notes.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

	Allowance for Sales Returns		Valuation Allowance for Deferred Income Taxes
Balance January 30, 2010	$3,905		$42,810
Additions, charged to expense	775,092		—
Deductions	(774,895)	[1]	(12,729)	[2]

Balance January 29, 2011	4,102		30,081
Additions, charged to expense	868,523		—
Additions, charged to other accounts	—		918
Deductions	(868,217)	[1]	(11,782)	[2]

Balance January 28, 2012	4,408		19,217
Additions, charged to expense	963,555		—
Deductions, charged to other accounts	—		(175)
Deductions	(959,064)	[1]	(3,713)	[2]

Balance February 2, 2013	$8,899		$15,329

1	Deductions consist of actual returns, net of related costs and commissions.
2	Release of valuation allowance against state net operating loss carryforwards.