Form 10-Q
period 2013-05-04
SAKS INC
filed 2013-06-06
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

As of May 30, 2013, the number of shares of the registrant’s common stock outstanding was 150,182,359.

SAKS INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$20,050	$80,409	$189,032
Merchandise inventories	856,435	822,899	793,517
Other current assets	101,772	99,815	101,855
Deferred income taxes, net	64,713	78,999	76,734

Total current assets	1,042,970	1,082,122	1,161,138
Property and equipment, net	911,917	875,202	867,668
Deferred income taxes, net	119,838	121,868	134,672
Other assets	11,559	11,055	25,715

TOTAL ASSETS	$2,086,284	$2,090,247	$2,189,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$152,323	$144,497	$155,046
Accrued expenses	277,879	247,040	213,462
Accrued compensation and related items	38,937	54,811	43,805
Current portion of long-term debt	100,572	98,989	8,744

Total current liabilities	569,711	545,337	421,057

Long-term debt	216,325	260,603	372,983
Other long-term liabilities	131,930	134,458	157,738

Commitments and contingencies
Shareholders’ equity
Preferred stock, $1.00 par value - 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.10 par value - 500,000 shares authorized; 150,159, 149,660, and 160,552 shares issued and outstanding as of May 4, 2013, February 2, 2013, and April 28, 2012, respectively.	15,016	14,966	16,055
Additional paid-in capital	1,170,598	1,172,581	1,294,189
Accumulated other comprehensive loss	(49,467)	(49,874)	(54,268)
Retained earnings (accumulated deficit)	32,171	12,176	(18,561)

Total shareholders’ equity	1,168,318	1,149,849	1,237,415

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,086,284	$2,090,247	$2,189,193

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
NET SALES	$793,195	$753,607
Cost of sales (excluding depreciation and amortization)	441,144	419,142

Gross margin	352,051	334,465

Selling, general and administrative expenses	211,525	190,024
Other operating expenses:
Property and equipment rentals	27,978	26,161
Depreciation and amortization	29,318	28,850
Taxes other than income taxes	23,799	23,378
Store pre-opening costs	198	846
Impairments and dispositions	3,800	310

OPERATING INCOME	55,433	64,896

Interest expense	(7,803)	(9,407)
Loss on extinguishment of debt	(13,012)	—
Other income, net	82	823

INCOME BEFORE INCOME TAXES	34,700	56,312
Provision for income taxes	14,705	24,167

NET INCOME	$19,995	$32,145

Earnings per common share:
Basic	$0.14	$0.21
Diluted	$0.13	$0.18

Weighted-average common shares:
Basic	145,163	154,678
Diluted	172,677	199,143

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
NET INCOME	$19,995	$32,145
Other comprehensive income:
Defined benefit plans:
Amortization of net loss included in net periodic benefit cost, net of tax¹	407	437

Other comprehensive income, net of tax	407	437

COMPREHENSIVE INCOME	$20,402	$32,582

(1)	Net of tax benefits of $266 and $289 for the three months ended May 4, 2013 and April 28, 2012, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 4, 2013	April 28, 2012
OPERATING ACTIVITIES
Net income	$19,995	$32,145
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	13,012	—
Depreciation and amortization	29,318	28,850
Stock-based compensation	4,991	4,391
Amortization of discount on convertible notes	2,842	3,411
Deferred income taxes	17,685	15,000
Impairments and dispositions	(2,982)	(180)
Excess tax benefits from stock-based compensation	(1,662)	(8,644)
Gain on sale of property and equipment	(133)	—
Other non-cash items	673	726
Changes in operating assets and liabilities:
Merchandise inventories	(33,536)	(71,630)
Other current assets	(1,699)	(23,674)
Accounts payable and accrued liabilities	(10,735)	20,078
Other operating assets and liabilities	1,035	1,914

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,804	2,387

INVESTING ACTIVITIES
Purchases of property and equipment	(58,863)	(20,760)
Proceeds from the sale of property and equipment	133	172

NET CASH USED IN INVESTING ACTIVITIES	(58,730)	(20,588)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	175,000	—
Payments of long-term debt	(212,750)	—
Payments of capital lease obligations	(2,408)	(1,801)
Repurchase of common stock	(254)	—
Payment of financing fees	(1,683)	—
Excess tax benefits from stock-based compensation	1,662	8,644
Proceeds from stock options exercised	—	214

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(40,433)	7,057

DECREASE IN CASH AND CASH EQUIVALENTS	(60,359)	(11,144)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,409	200,176

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,050	$189,032

See accompanying Notes to the Condensed Consolidated Financial Statements.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 1: GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three months ended May 4, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014 (“fiscal year 2013”). The financial statements include the accounts of Saks Incorporated and its subsidiaries (collectively, “we,” “our,” and “us”). All intercompany amounts and transactions have been eliminated.

The accompanying Consolidated Balance Sheet as of February 2, 2013 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Our operations consist of Saks Fifth Avenue (“SFA”) stores and SFA’s e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”) stores.

Net Sales

Net sales include sales of merchandise (net of returns and exclusive of sales taxes), commissions from leased departments, shipping and handling revenues related to merchandise sold, and breakage income from unredeemed gift cards. Sales of merchandise shipped directly to customers from our retail stores and Saks Direct are recognized upon estimated receipt of merchandise by the customer. Sales of merchandise at our retail stores are recognized at the time customers provide a satisfactory form of payment and take delivery of the merchandise. Commissions from leased departments are recognized at the time the merchandise is sold to customers. Revenue associated with gift cards is recognized upon redemption of the card. We estimate the amount of goods that will be returned for a refund and reduce sales and gross margin by that amount.

Commissions from leased departments included in net sales were $12,173 and $11,114 for the three months ended May 4, 2013 and April 28, 2012, respectively. Leased department sales were $85,700 and $76,645 for the three months ended May 4, 2013 and April 28, 2012, respectively, and were excluded from net sales.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $14,177, $76,561 and $183,695 as of May 4, 2013, February 2, 2013 and April 28, 2012, respectively, primarily consisting of money market funds and demand deposits. Income earned on cash equivalents was $39 and $190 for the three months ended May 4, 2013 and April 28, 2012, respectively, and was included in other income on the accompanying Consolidated Statements of Income.

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

During the three months ended May 4, 2013, we incurred store closing costs of $3,932 and a gain on the disposal of assets of $132. During the three months ended April 28, 2012, we incurred store closing costs of $310.

Segment Reporting

SFA, Saks Direct, and OFF 5TH have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting literature.

Fair Value Measurements

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses as of May 4, 2013, February 2, 2013, and April 28, 2012 approximated their fair value due to the short-term nature of these financial instruments. See Note 5 for fair value disclosures related to our long-term debt.

Operating Leases

We lease the land or the land and building at many of our stores, as well as our distribution centers, administrative facilities, and certain equipment. Most of these leases are classified as operating leases. Most of our lease agreements include renewal periods at our option. Store lease agreements generally include rent holidays, rent escalation clauses, and contingent rent provisions that require additional payments based on a percentage of sales in excess of specified levels. Contingent rental payments are recognized when we determine that it is probable that the specified levels will be reached during the fiscal year. For leases that contain rent holiday periods and scheduled rent increases, we recognize rent expense on a straight-line basis over the lease term from the date we take possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the lease agreements are recorded as deferred rent. Tenant improvement allowances and other lease incentives are recorded as deferred rent liabilities and are recognized on a straight–line basis over the life of the lease. As of May 4, 2013, February 2, 2013, and April 28, 2012 deferred rent liabilities were $78,070, $78,671, and $70,812, respectively. These amounts are included in other long-term liabilities on the Consolidated Balance Sheets.

Gift Cards

We sell gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized and a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards was $27,117, $29,781, and $26,258 as of May 4, 2013, February 2, 2013, and April 28, 2012, respectively and is included in accrued expenses on the Consolidated Balance Sheets.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under U.S. GAAP that provide additional detail about those amounts. Effective February 3, 2013, we adopted ASU 2013-02. The adoption did not affect our consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires entities to disclose the nature and amount of the obligation as well as other information about the obligations. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013. We are currently evaluating the potential impact, if any, ASU 2013-04 may have on our financial position, results of operations, or cash flows.

NOTE 3: INCOME TAXES

The effective income tax rates for the three-month period ended May 4, 2013 was 42.4% as compared to 42.9% for the three-month period ended April 28, 2012. There was no material change to the effective tax rate for the three months ended May 4, 2013.

The following table shows a reconciliation of our income tax expense for the three months ended May 4, 2013 and April 28, 2012:

	Three Months Ended
	May 4, 2013	April 28, 2012
Expected federal income taxes at statutory rate of 35%	$12,145	$19,709
State and local income taxes, net of federal benefit	2,521	4,026
Valuation allowance adjustment related to state net operating losses	—	(465)
Effect of tax reserve adjustments	(247)	(385)
Non-deductible compensation	—	1,152
Other, net	286	130

Income tax expense	$14,705	$24,167

We file a consolidated U.S. federal income tax return as well as state tax returns in multiple state jurisdictions. We have completed examinations by the Internal Revenue Service or the statute of limitations has expired for taxable years through January 31, 2009. With respect to state and local jurisdictions, we have completed examinations in many jurisdictions through the same period and beyond and currently have examinations in progress for several jurisdictions.

As of May 4, 2013, gross deferred tax assets related to U.S. federal and state net operating loss, alternative minimum tax credit and other federal tax credit carryforwards were $78,033. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $15,329 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, the valuation allowance as of May 4, 2013 was $15,329. We evaluate the realizability of our deferred tax assets on a quarterly basis and will continue to assess the need for a valuation allowance in the future. If future results are less than or more than projected or tax planning strategies are no longer viable, then changes to valuation allowances may be required which could have a material impact on our results of operations in the period in which they are recorded.

NOTE 4: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by adjusting: (i) the income available to common shareholders for the amount of interest expense recognized related to the convertible notes, and (ii) the weighted-average number of common shares outstanding to assume conversion of our convertible notes and the issuance of all other potential common shares, if the effect is dilutive. The following table sets forth the computations of basic and diluted EPS for the three months ended May 4, 2013 and April 28, 2012:

	Three Months Ended
	May 4, 2013			April 28, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$19,995	145,163	$0.14	$32,145	154,678	$0.21
Effect of dilutive potential common shares	2,450	27,514	(0.01)	4,155	44,465	(0.03)

Diluted EPS	$22,445	172,677	$0.13	$36,300	199,143	$0.18

For the three months ended May 4, 2013, the computation of diluted EPS assumes that our 2.0% convertible notes would be settled in shares of common stock through March 15, 2013, the date we announced the redemption of our 2.0% convertible notes, and that we would settle any conversions in cash. The computation assumes that our 7.5% convertible notes would be settled in shares of common stock for the entire period. 25,129 shares of common stock that could be issued upon the conversion of both of our convertible notes, as well as the related interest expense, net of tax, of $2,450 were included in the computation as the effect is dilutive.

For the three months ended April 28, 2012, the computation of diluted EPS assumes that both our 2.0% and 7.5% convertible notes would be settled in shares of common stock for the entire period. 40,889 shares of common stock that could be issued upon the conversion of our convertible notes, as well as the related interest expense, net of tax, of $4,155 were included in the computation as the effect is dilutive.

The following table presents potentially dilutive securities excluded from the computations of diluted EPS:

	Three Months Ended
	May 4, 2013		April 28, 2012
Stock options[1]	1,252	[2]	1,279	[2]

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 5: DEBT

The following table presents our long-term debt and capital lease obligations:

	May 4, 2013	February 2, 2013	April 28, 2012
Notes 7.00%, maturing fiscal year 2013	$2,125	$2,125	$2,125
Convertible notes 7.5%, maturing fiscal year 2013, net[1]	88,480	87,374	110,832
Convertible notes 2.0%, maturing fiscal year 2024, net[2]	—	219,551	212,968
Revolving credit facility	175,000	—	—
Capital lease obligations	51,292	50,542	55,802

Total debt	316,897	359,592	381,727
Less current portion:
Notes 7.00%, maturing fiscal year 2013	(2,125)	(2,125)	—
Convertible notes 7.50%, maturing fiscal year 2013, net[1]	(88,480)	(87,374)	—
Capital lease obligations	(9,967)	(9,490)	(8,744)

Current portion of long-term debt	(100,572)	(98,989)	(8,744)

Long-term debt	$216,325	$260,603	$372,983

(1)	Amounts represent the outstanding principal, net of the unamortized discount of $2,724, $3,830, and $9,168 as of May 4, 2013, February 2, 2013, and April 28, 2012, respectively.
(2)	Amounts represent the outstanding principal, net of the unamortized discount of $10,449 and $17,032 as of February 2, 2013 and April 28, 2012, respectively.

The estimated fair value of our outstanding debt instruments as of May 4, 2013, February 2, 2013, and April 28, 2012 was $371,339, $400,988, and $506,644, respectively. They are classified as Level 2 within the fair value hierarchy and were determined based on recently reported market transactions for the identical liability when traded as an asset or pricing information obtained from a third-party financial institution. The inputs and assumptions used in the pricing models of the financial institution are primarily derived from market-observable sources. The carrying value of borrowings under our revolving credit facility approximates fair value.

Revolving Credit Facility

In March 2013, we entered into an amendment to our existing revolving credit agreement. The amendment increased the maximum borrowing capacity of the facility from $500,000 to $600,000, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The availability is based primarily on current levels of inventory, less outstanding letters of credit. The amendment also extended the maturity date of the facility from March 29, 2016 to March 28, 2018 and revised certain terms of the existing revolving credit facility, including the interest rates and unused line fees. Costs incurred in connection with the amendment to the revolving credit agreement were $1,683. As of May 4, 2013, we had $175,000 of outstanding borrowings under the facility and had letters of credit outstanding of $5,373.

The obligations under the facility are guaranteed by certain of our existing and future domestic subsidiaries, and are secured by their merchandise inventories and certain third party receivables. Under the amended terms of the revolving credit agreement, borrowings under the facility bear interest at a per annum rate of either: (i) LIBOR plus a percentage ranging from 1.50% to 2.00%, or (ii) the higher of the prime rate or the federal funds rate plus a percentage ranging from 0.50% to 1.00%. Letters of credit are charged a per annum fee equal to the then applicable LIBOR borrowing spread (for standby letters of credit) or the applicable LIBOR spread minus 0.50% (for documentary or commercial letters of credit). We also pay an unused line fee ranging from 0.25% to 0.38% per annum on the average daily unused balance of the facility.

During periods in which availability under the agreement is $75,000 or more, we are not subject to financial covenants. If and when availability under the agreement decreases to less than $75,000, we will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There are no debt-ratings-based provisions. As of May 4, 2013, we were not subject to the minimum fixed charge coverage

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

ratio. The credit agreement contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the credit agreement if a default were to occur in another debt instrument resulting in the acceleration of more than $20,000 of principal under that other instrument.

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

Senior Notes

As of May 4, 2013, we had $2,125 of unsecured senior notes outstanding that mature in December 2013 with an interest rate of 7.0%. The senior notes are guaranteed by all of the subsidiaries that guarantee our revolving credit facility. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of the senior notes require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-ratings-based provisions.

Convertible Notes

7.5% Convertible Notes

We issued $120,000 of 7.5% convertible notes in May 2009 (the “7.5% Convertible Notes”). The 7.5% Convertible Notes mature in December 2013 and are convertible, at the option of the holders at any time, into shares of our common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes, which is equivalent to a conversion price of $5.54 per share (21,670 shares of common stock to be issued upon conversion of the original principal amount). The conversion rate is subject to adjustment for certain events, including but not limited to the issuance of stock dividends on our common stock; the issuance of rights or warrants; subdivisions, combinations, distributions of capital stock, indebtedness or assets; cash dividends; and certain issuer tender or exchange offers. We can settle a conversion of the notes with shares, cash, or a combination thereof at our discretion.

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

During the year ended February 2, 2013, holders of our 7.5% Convertible Notes converted $28,796 principal amount of notes into 5,200 shares of common stock.

2.0% Convertible Senior Notes

We issued $230,000 of 2.0% convertible senior notes in March 2004 (the “2.0% Convertible Notes”). The 2.0% Convertible Notes mature in 2024 and, in certain circumstances, allow the holders to convert the notes to shares of our common stock at a conversion rate of 83.5609 per one thousand dollars in principal amount of notes, which is equivalent to a conversion price of $11.97 per share (19,219 shares of common stock to be issued upon conversion of the original principal amount) subject to an anti-dilution adjustment. The conversion rate is subject to adjustment for certain events, including but not limited to the issuance of stock

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

dividends on our common stock; the issuance of rights or warrants; subdivisions, combinations, distributions of capital stock, indebtedness or assets; cash dividends; and certain issuer tender or exchange offers. The holders may put the debt back to us in 2014 or 2019 and the debt became callable at our option on March 21, 2011. We can settle a conversion of the notes with shares, cash or a combination thereof at our discretion. The holders may convert the notes at the following times, among others: (i) if our share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving us.

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

In April 2013, we completed the redemption of our 2.0% Convertible Notes. An aggregate principal amount of $212,325 of our 2.0% Convertible Notes was tendered at a redemption price equal to 100.2% of the principal amount of the notes, plus accrued and unpaid interest through the redemption date. The entire amount of cash disbursed in connection with the redemption of our 2.0% Convertible Notes, including $66,755 related to the original issuance discount discussed above and the 0.2% call premium, was classified as payments of long-term debt in financing activities on the accompanying Consolidated Statements of Cash Flows. Holders of the remaining $17,675 principal amount of notes opted to convert their notes. We satisfied our obligation for these converted notes on May 17, 2013 by delivering cash to the holders based on a share price of $11.53, the average closing share price for the 20 business days from April 17, 2013 to May 14, 2013, in accordance with the indenture. We recognized a loss on extinguishment of debt of $13,012 relating to the redemption and conversion of the 2.0% Convertible Notes.

Saks Incorporated is the issuer of our outstanding notes, which include the 7.0% senior notes and the 7.5% Convertible Notes. Substantially all of Saks Incorporated’s subsidiaries guarantee our outstanding notes which are the same subsidiaries that guarantee the revolving credit facility. Separate condensed consolidating financial information is not included because Saks Incorporated has no independent assets or operations, the subsidiary guarantees related to the notes are full and unconditional and joint and several, and subsidiaries not guaranteeing the debt are minor. All subsidiaries of Saks Incorporated are 100% owned and there are no contractual restrictions on the ability of Saks Incorporated to obtain funds from our subsidiaries.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 6: EMPLOYEE BENEFIT PLANS

We sponsor a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain employees. Effective January 1, 2007, we amended the Pension Plan, suspending future benefit accruals for all participants, except certain participants who as of December 31, 2006 had attained age 55, completed 10 years of credited service, and who are not considered to be highly compensated employees. Effective March 13, 2009, we amended the Pension Plan, suspending future benefit accruals for all remaining participants. We fund the Pension Plan in accordance with regulatory funding requirements. The following table presents the components of net periodic benefit cost related to the Pension Plan and SERP for the three months ended May 4, 2013 and April 28, 2012:

	Three Months Ended
	May 4, 2013	April 28, 2012
Interest cost	$1,204	$1,309
Expected return on plan assets	(1,713)	(1,723)
Amortization of net loss	673	726

Net periodic benefit cost	$164	$312

We contributed $1,087 to the Pension Plan and SERP during the three months ended May 4, 2013 and expect additional funding requirements of approximately $1,386 for the remainder of fiscal year 2013.

NOTE 7: SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the three months ended May 4, 2013:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss¹	Total Shareholders’ Equity
	Shares	Amount
Balance at February 2, 2013	149,660	$14,966	$1,172,581	$12,176	$(49,874)	$1,149,849
Net income				19,995		19,995
Other comprehensive income, net of tax					407	407
Net activity under stock compensation plans	1,284	128	(128)			—
Shares withheld for employee taxes	(761)	(76)	(8,307)			(8,383)
Income tax effect of stock compensation plans			1,326			1,326
Deferred tax adjustment related to stock compensation plans			(2,498)			(2,498)
Stock-based compensation			4,991			4,991
Repurchase of common stock	(24)	(2)	(252)			(254)
Deferred tax adjustment related to convertible notes			(1,194)			(1,194)
Redemption of 2.0% convertible notes			4,079			4,079

Balance at May 4, 2013	150,159	$15,016	$1,170,598	$32,171	$(49,467)	$1,168,318

(1)

Accumulated Other Comprehensive Loss is composed of net gains and losses associated with our defined benefit plans. These net gains and losses are included in the computation of net periodic benefit cost. See Note 6 for additional details.

We have a share repurchase program that authorizes us to repurchase up to 70,025 shares of our common stock. During the three months ended May 4, 2013, we repurchased and retired an aggregate of 24 shares of our common stock at an average price of $10.52 and a total cost of $254. There were no shares repurchased during the three-month period ended April 28, 2012. As of May 4, 2013, there were 12,626 shares remaining available for repurchase under our share repurchase program.

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

Total pre-tax stock-based compensation expense for the three months ended May 4, 2013 and April 28, 2012 was $4,991 and $4,391, respectively.

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

Taxes

We are routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Based on annual evaluations of our tax filing positions, we believe we have adequately accrued for our tax exposures. To the extent we are to prevail in matters for which accruals have been established or are required to pay amounts in excess of income tax reserves, our effective tax rate in a given financial statement period may be materially impacted. As of May 4, 2013, certain state income and sales and use tax examinations were ongoing. On February 27, 2013, we received a proposed assessment of $20,493 for sales and use tax from the New York State Department of Taxation and Finance (“Department”) for the audit period September 1, 2003 through August 31, 2009. The assessment relates to the issue of affiliated nexus and the Department contends that all of our legal entities which ship items into New York should have collected tax on such shipments. We disagree with the Department’s position on this issue and will vigorously defend the assessment based upon the technical merits of the nexus law. We have not established any accruals for this matter for the time period covered by the audit. We cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this matter.

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (collectively “we,” “our,” and “us”) consist of Saks Fifth Avenue (“SFA”) stores and SFA’s e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”) stores. We are an omni-channel luxury retailer offering a wide assortment of distinctive fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are primarily free-standing stores in premier shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is a luxury off-price retailer. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of May 4, 2013, we operated 42 SFA stores with a total of approximately 5.1 million square feet and 66 OFF 5TH stores with a total of approximately 1.9 million square feet.

FINANCIAL PERFORMANCE SUMMARY

For the first quarter ended May 4, 2013, we recorded net income of $20.0 million, or $0.13 per diluted share. The results included after-tax charges of $10.1 million, or $0.06 per share, composed of a loss on extinguishment of debt of $7.8 million as a result of the redemption of our $230.0 million 2.0% convertible notes and store closing costs of $2.3 million.

For the first quarter ended April 28, 2012, we recorded net income of $32.1 million, or $0.18 per diluted share. The results included after-tax charges of $0.6 million, or $0.01 per share, composed of $0.4 million of pre-opening costs associated with the opening of our new fulfillment center in Tennessee and $0.2 million of store closing costs.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, selected items from our Consolidated Statements of Income, expressed as percentages of net sales (numbers may not total due to rounding):

	Three Months Ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	55.6	55.6

Gross margin	44.4	44.4

Selling, general & administrative expenses	26.7	25.2
Other operating expenses	10.2	10.5
Impairments and dispositions	0.5	0.0

Operating income	7.0	8.6

Interest expense	(1.0)	(1.2)
Loss on extinguishment of debt	(1.6)	—
Other income, net	0.0	0.1

Income before income taxes	4.4	7.5

Provision for income taxes	1.9	3.2

Net income	2.5%	4.3%

THREE MONTHS ENDED MAY 4, 2013 COMPARED TO THREE MONTHS ENDED APRIL 28, 2012

DISCUSSION OF OPERATING INCOME

The following table presents the changes in operating income from the three-month period ended April 28, 2012 to the three-month period ended May 4, 2013:

(In millions)	Total Company
For the three months ended April 28, 2012	$64.9

Store sales and margin	17.6
Operating expenses	(23.6)
Impairments and dispositions	(3.5)

Decrease	(9.5)

For the three months ended May 4, 2013	$55.4

For the three months ended May 4, 2013, our operating income was $55.4 million compared to operating income of $64.9 million in the same period last year. The $9.5 million decrease in operating income for the quarter was driven primarily by an increase in selling, general and administrative expenses of $21.5 million which was partially offset by the higher gross margin dollars resulting from a 5.9% increase in comparable store sales.

NET SALES

For the three months ended May 4, 2013, total net sales increased 5.3% to $793.2 million from $753.6 million for the three months ended April 28, 2012. Comparable store sales increased $43.3 million, or 5.9%, from $731.6 million for the three months ended April 28, 2012 to $774.9 million for the three months ended May 4, 2013.

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

GROSS MARGIN

For the three months ended May 4, 2013, gross margin was $352.1 million, or 44.4% of net sales, compared to $334.5 million, or 44.4% of net sales, for the three months ended April 28, 2012. The increase in gross margin dollars was primarily a result of a 5.9% increase in comparable store sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended May 4, 2013, SG&A was $211.5 million, or 26.7% of net sales, compared to $190.0 million, or 25.2% of net sales, for the three months ended April 28, 2012. The period-over-period increase was primarily the result of higher variable costs associated with the $39.6 million sales increase for the period, strategic investment spending to support growth areas such as Saks Direct and other omni-channel initiatives such as Project Evolution and an increase in marketing expenses.

OTHER OPERATING EXPENSES

For the three months ended May 4, 2013, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $81.3 million, or 10.2% of net sales, compared to $79.2 million, or 10.5% of net sales, for the three months ended April 28, 2012. The increase in operating expenses of $2.1 million was driven by an increase in property and equipment rentals of $1.8 million primarily related to Project Evolution.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended May 4, 2013, impairment and disposition costs were $3.8 million compared to $0.3 million for the three months ended April 28, 2012. The current period charges were primarily due to store closing costs of $3.9 million offset by a gain on the disposal of assets of $0.1 million. The prior period charge was primarily due to store closing costs.

INTEREST EXPENSE

For the three months ended May 4, 2013, interest expense was $7.8 million, or 1.0% of net sales, compared to $9.4 million, or 1.2% of net sales, for the three months ended April 28, 2012. The decrease of $1.6 million was primarily due to the redemption of our $230.0 million 2.0% convertible notes in April 2013 and the conversion of $28.8 million of our $120.0 million 7.5% convertible notes in December 2012 and January 2013. Non-cash interest expense associated with the amortization of the debt discount on our convertible notes was $2.8 million and $3.4 million for the three months ended May 4, 2013 and April 28, 2012, respectively.

INCOME TAXES

The effective income tax rates for the three-month periods ended May 4, 2013 and April 28, 2012 were 42.4% and 42.9%, respectively. There was no material change in the effective tax rate for the three months ended May 4, 2013.

As of May 4, 2013, gross deferred tax assets related to U.S. federal and state net operating loss (“NOL”), alternative minimum tax credit and other federal tax credit carryforwards were $78.0 million. The majority of the NOL carryforward is a result of the NOLs incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $15.3 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, a valuation allowance in the amount of $15.3 million has been established.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash provided by operating activities was $38.8 million for the three months ended May 4, 2013 and $2.4 million for the three months ended April 28, 2012. Cash provided by operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $36.4 million increase is primarily due to changes in working capital.

Net cash used in investing activities was $58.7 million for the three months ended May 4, 2013 and $20.6 million for the three months ended April 28, 2012. Cash used in investing activities primarily relates to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $38.1 million increase in cash used in investing activities is primarily due to an increase in capital expenditures for the period. The increase in capital expenditures was primarily due to the purchase of two surface parking lots used by our Beverly Hills store and Project Evolution, a multi-year project to enhance our information technology systems that will result in the migration of our existing merchandising, planning, procurement, finance, and human resources systems to an enterprise-wide systems solution.

Net cash used in financing activities was $40.4 million for the three months ended May 4, 2013. Net cash provided by financing activities was $7.1 million for the three months ended April 28, 2012. The $47.5 million change in cash flows from financing activities is primarily due to $212.8 million of long-term debt payments related to the redemption of our 2.0% convertible notes in April 2013, $2.4 million of capital lease payments, and $1.7 million of financing fees paid in connection with the amendment of our revolving credit facility. This was partially offset by $175.0 million of proceeds from borrowings under our revolving credit facility.

CASH BALANCES AND LIQUIDITY

Our primary sources of short-term liquidity are cash from operations, cash on hand, and availability under our $600.0 million revolving credit facility. As of May 4, 2013 and April 28, 2012, we maintained cash and cash equivalents balances of $20.1 million and $189.0 million, respectively. Exclusive of $5.9 million and $5.3 million of store operating cash as of May 4, 2013 and April 28, 2012, respectively, cash was invested primarily in money market funds and demand deposits. As of May 4, 2013, we had $175.0 million of outstanding borrowings under our revolving credit facility and had $419.6 million of availability, based on our inventory and receivable balances and after giving effect to outstanding letters of credit.

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

CAPITAL STRUCTURE

We continuously evaluate our debt-to-capitalization ratio in light of business and economic trends, interest rate levels, and the terms, conditions and availability of capital in the capital markets. As of May 4, 2013, our capital and financing structure consisted of a revolving credit facility, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. As of May 4, 2013, total funded debt (including the equity component of the convertible notes) was $319.6 million, representing a decrease of $88.3 million from the balance of $407.9 million at April 28, 2012. Additionally, our debt-to-capitalization ratio decreased to 21.5% as of May 4, 2013 from 25.2% as of April 28, 2012.

Revolving Credit Facility

In March 2013 we entered into an amendment to our existing revolving credit agreement. The amendment increased the maximum borrowing capacity from $500.0 million to $600.0 million, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. As our inventory levels fluctuate, these changes may, at times, cause the borrowing capacity to fall below the stated $600.0 million maximum. The amendment also extended the maturity date of the facility from March 2016 to March 2018 and revised certain terms of the existing revolving credit facility, including the interest rates and unused line fees. There are no debt-ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that we are subject to only if availability under the facility is less than $75.0 million. As of May 4, 2013, we were not subject to the fixed charge coverage ratio requirement as our availability under the facility exceeded $75.0 million. Based on the inventory and credit card receivables balances as of May 4, 2013, we had $419.6 million of availability under the facility, after deducting outstanding letters of credit of $5.4 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of more than $20.0 million in that other instrument. As of May 4, 2013, we had $175.0 million of outstanding borrowings under the revolving credit facility.

Senior Notes

Excluding the convertible notes, as of May 4, 2013, we had $2.1 million of senior notes outstanding that mature in December 2013 with an interest rate of 7.0%. The terms of the senior notes call for all principal to be repaid at maturity and places limitations on the amount of secured indebtedness we may incur. There are no financial covenants or debt-ratings-based provisions associated with these notes. We believe we will have sufficient cash on hand, availability under our revolving credit facility, and access to various capital markets to repay the senior notes at maturity.

7.5% Convertible Notes

As of May 4, 2013, we had $91.2 million of convertible notes outstanding of the original $120.0 million issued that bear cash interest semi-annually at an annual rate of 7.5% and mature in December 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of our common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. We can settle a conversion with shares, cash, or a combination thereof at our discretion.

Upon issuance of the convertible notes, we estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13.0% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $2.7 million will be accreted to interest expense over the remaining period to the maturity date of the notes in December 2013 resulting in an increase in non-cash interest expense.

During the year ended February 2, 2013, holders of our 7.5% convertible notes converted $28.8 million principal amount of notes into 5.2 million shares of common stock.

We believe we will have sufficient cash on hand, availability under our revolving credit facility, and access to various capital markets to retire the convertible notes at maturity.

2.0% Convertible Senior Notes

We issued $230.0 million of 2.0% convertible senior notes in March 2004 that bear interest at a rate of 2.0% per annum and mature in 2024. The provisions of the convertible notes allow the holder to convert the notes to shares of our common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment). The holder may put the debt back to us in 2014 or 2019 and the convertible notes became callable at our option beginning on March 21, 2011. We can settle a conversion of the notes with shares, cash, or a combination thereof at our discretion. The holders may convert the notes at the following times, among others: (i) if our share price is greater than 120% of the applicable conversion price for a certain trading period; (ii) if the credit ratings of the convertible notes are below a certain threshold; or (iii) upon the occurrence of certain consolidations, mergers or share exchange transactions involving us.

In April 2013 we completed a redemption of our 2.0% convertible notes. An aggregate principal amount of $212.3 million of our 2.0% convertible notes was tendered at a redemption price equal to 100.2% of the principal amount of the notes, plus accrued and unpaid interest through the redemption date. The entire amount of cash disbursed in connection with the redemption of our 2.0% convertible notes, including $66.8 million related to the original issuance discount and the 0.2% call premium, was classified as payments of long-term debt in financing activities on the accompanying Consolidated Statements of Cash Flows. Holders of the remaining $17.7 million principal amount of notes opted to convert their notes. We satisfied our obligation for these converted notes on May 17, 2013 by delivering cash to the holders based on a share price of $11.53, the average closing share price for the 20 business days from April 17, 2013 to May 14, 2013. The redemption was funded through a combination of cash on hand and borrowings under our revolving credit facility. In connection with the redemption and conversion, we recognized a loss on extinguishment of debt of $13.0 million.

Capital Leases

As of May 4, 2013, we had $51.3 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require us to make periodic lease payments, aggregating between approximately $7.0 million and $10.0 million per year, excluding interest payments.

Pension Plan

We are obligated to fund a defined-benefit cash balance pension plan. Our current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. We amended the Saks Fifth Avenue Pension Plan (“Pension Plan”) during 2006, freezing benefit accruals for all participants except those who had attained age 55, completed 10 years of credited service as of January 1, 2007, and who were not considered to be highly compensated employees. In January 2009, we suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. We contributed $1.1 million to the Pension Plan and Supplemental Executive Retirement Plan during the three months ended May 4, 2013 and expect additional funding requirements of approximately $1.4 million for the remainder of fiscal year 2013.

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

There were no material changes in our contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended May 4, 2013. For additional information regarding our contractual obligations as of February 2, 2013, see the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended February 2, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our critical accounting policies and estimates is included in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended February 2, 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires entities to disclose the nature and amount of the obligation as well as other information about the obligations. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013. We are currently evaluating the potential impact, if any, ASU 2013-04 may have on our financial position, results of operations, or cash flows.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures under U.S. GAAP that provide additional detail about those amounts. Effective February 3, 2013, we adopted ASU 2013-02. The adoption did not affect our consolidated financial position, results of operations, or cash flows.

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

changes in interest rates; and fluctuations in foreign currency and exchange rates. For additional information regarding these and other risk factors, please refer to our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission, which may be accessed through the Internet at www.sec.gov.

We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the three months ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item is incorporated by reference to Part I, Item 1, Note 9: Commitments and Contingencies – Legal.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February  2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about our common stock repurchases during the quarter ended May 4, 2013.

(Amounts in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Number of Shares that May Yet Be Purchased Under the Program (1)
Period
February 2013
(February 3, 2013 to March 2, 2013)	24	$10.52	24	12,626
March 2013
(March 3, 2013 to April 6, 2013)			—	12,626
April 2013
(April 7, 2013 to May 4, 2013)			—	12,626

Total	24	$10.52	24

(1)

On December 8, 2005, we announced that our Board of Directors authorized an increase of 35,000 shares to our existing share repurchase program, for a total authorization of 70,025 shares. There is no expiration date under the share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Amendment No. 2, dated as of March 28, 2013, to the Second Amended and Restated Credit Agreement, dated as of November 23, 2009, among the Registrant, the other Borrowers named therein, the various financial institutions now or hereafter parties thereto, as Lenders, Wells Fargo Retail Finance, LLC, as Agent, Wells Fargo Retail Finance, LLC and General Electric Capital Corporation, as Co-Collateral Agents, Regions Bank, as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on March 29, 2013)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saks Incorporated (Registrant)

	By:	/s/ Kevin G. Wills
Kevin G. Wills
Date: June 6, 2013		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)