Form 10-Q
period 2013-08-03
SAKS INC
filed 2013-09-05
CIK 812900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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

As of August 29, 2013, the number of shares of the registrant’s common stock outstanding was 150,176,846.

SAKS INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SAKS INCORPORATED  & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
Current assets
Cash and cash equivalents	$10,096	$80,409	$138,981
Merchandise inventories	832,511	822,899	749,087
Other current assets	119,817	99,815	86,852
Deferred income taxes, net	76,899	78,999	99,407

Total current assets	1,039,323	1,082,122	1,074,327

Property and equipment, net	931,865	875,202	872,070
Deferred income taxes, net	119,818	121,868	121,602
Other assets	10,825	11,055	24,816

TOTAL ASSETS	$2,101,831	$2,090,247	$2,092,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$146,429	$144,497	$132,990
Accrued expenses	259,225	247,040	222,214
Accrued compensation and related items	38,048	54,811	41,779
Current portion of long-term debt	102,049	98,989	8,905

Total current liabilities	545,751	545,337	405,888

Long-term debt	239,600	260,603	374,348
Other long-term liabilities	161,376	134,458	161,389

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value - 10,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.10 par value - 500,000 shares authorized; 150,182, 149,660, and 152,677 shares issued and outstanding as of August 3, 2013, February 2, 2013, and July 28, 2012, respectively.	15,019	14,966	15,267
Additional paid-in capital	1,174,901	1,172,581	1,220,634
Accumulated other comprehensive loss	(47,407)	(49,874)	(53,853)
Retained earnings (accumulated deficit)	12,591	12,176	(30,858)

Total shareholders’ equity	1,155,104	1,149,849	1,151,190

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,101,831	$2,090,247	$2,092,815

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
NET SALES	$707,838	$704,115	$1,501,033	$1,457,722
Cost of sales (excluding depreciation and amortization)	448,740	442,034	889,884	861,176

Gross margin	259,098	262,081	611,149	596,546

Selling, general and administrative expenses	210,370	190,730	421,895	380,754
Other operating expenses:
Property and equipment rentals	26,966	26,082	54,944	52,243
Depreciation and amortization	31,608	30,222	60,926	59,072
Taxes other than income taxes	19,935	21,007	43,734	44,385
Store pre-opening costs	842	3,217	1,040	4,063
Impairments and dispositions	1,881	4,680	5,681	4,990

OPERATING INCOME (LOSS)	(32,504)	(13,857)	22,929	51,039

Interest expense	(5,579)	(9,552)	(13,382)	(18,959)
Loss on extinguishment of debt	—	—	(13,012)	—
Other income (expense), net	(4)	624	78	1,447

INCOME (LOSS) BEFORE INCOME TAXES	(38,087)	(22,785)	(3,387)	33,527

Provision (benefit) for income taxes	(18,507)	(10,488)	(3,802)	13,679

NET INCOME (LOSS)	$(19,580)	$(12,297)	$415	$19,848

Earnings (loss) per common share:
Basic	$(0.13)	$(0.08)	$0.00	$0.13
Diluted	$(0.13)	$(0.08)	$0.00	$0.13

Weighted-average common shares:
Basic	145,504	151,231	145,334	152,955
Diluted	145,504	151,231	147,655	155,936

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended			Six Months Ended
	August 3, 2013	July 28, 2012		August 3, 2013	July 28, 2012
NET INCOME (LOSS)	$(19,580)	$(12,297)		$415	$19,848

Other comprehensive income:
Defined benefit plans:
Settlement loss and amortization of net loss included in net periodic benefit cost, net of tax¹	2,060	415	²	2,467	852	²

Other comprehensive income, net of tax	2,060	415		2,467	852

COMPREHENSIVE INCOME (LOSS)	$(17,520)	$(11,882)		$2,882	$20,700

(1)	Net of tax benefits of $1,352 and $1,618 for the three and six months ended August 3, 2013, respectively, and $274 and $563 for the three and six months ended July 28, 2012, respectively.
(2)	There was no settlement loss during the three and six months ended July 28, 2012.

See accompanying Notes to Condensed Consolidated Financial Statements

SAKS INCORPORATED & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 3, 2013	July 28, 2012
OPERATING ACTIVITIES
Net income	$415	$19,848
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	13,012	—
Depreciation and amortization	60,926	59,072
Stock-based compensation	9,084	8,390
Amortization of discount on convertible notes	3,996	6,910
Deferred income taxes	4,204	5,894
Impairments and dispositions	(2,674)	4,356
Excess tax benefits from stock-based compensation	(1,842)	(8,949)
Gain on sale of property and equipment	(626)	(180)
Other non-cash items	4,085	1,415
Changes in operating assets and liabilities:
Merchandise inventories	(9,612)	(27,200)
Other current assets	(11,555)	(8,654)
Accounts payable and accrued liabilities	(31,096)	(5,217)
Other operating assets and liabilities	22,801	6,457

NET CASH PROVIDED BY OPERATING ACTIVITIES	61,118	62,142

INVESTING ACTIVITIES
Purchases of property and equipment	(99,043)	(49,768)
Collections from note receivable	1,585	—
Proceeds from the sale of property and equipment	626	180

NET CASH USED IN INVESTING ACTIVITIES	(96,832)	(49,588)

FINANCING ACTIVITIES
Proceeds from revolving credit facility	200,000	—
Payments of long-term debt	(229,773)	—
Payments of capital lease obligations	(4,864)	(3,906)
Repurchase of common stock	(254)	(79,006)
Payment of financing fees	(1,683)	—
Excess tax benefits from stock-based compensation	1,842	8,949
Proceeds from stock options exercised	133	214

NET CASH USED IN FINANCING ACTIVITIES	(34,599)	(73,749)

DECREASE IN CASH AND CASH EQUIVALENTS	(70,313)	(61,195)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,409	200,176

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,096	$138,981

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

Merger Agreement with Hudson’s Bay Company

On July 28, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hudson’s Bay Company, a corporation incorporated under the federal laws of Canada (“Hudson’s Bay”), and Harry Acquisition Inc., a Delaware corporation and an indirect wholly owned subsidiary of Hudson’s Bay (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into us (the “Merger”), with us continuing as the surviving corporation and as an indirect wholly owned subsidiary of Hudson’s Bay, and that, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.10 per share, outstanding immediately prior to the Effective Time (other than shares owned by us and our subsidiaries, Hudson’s Bay or Merger Sub) will be automatically converted into the right to receive $16.00 in cash, without interest (the “Merger Consideration”).

The closing of the Merger is subject to the approval of the Merger Agreement by the affirmative vote of holders of at least a majority of all outstanding shares of our common stock (the “Company Shareholder Approval”). The closing of the Merger is also subject to various other customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR condition”), the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications) and compliance with the covenants and agreements in the Merger Agreement in all material respects. The closing of the Merger is not subject to a financing condition. On August 28, 2013, we were informed by the Federal Trade Commission that it had granted our request for early termination under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. Thus, the HSR condition has been satisfied.

Hudson’s Bay has entered into debt financing commitments and an equity investment agreement for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. The obligations of the lenders to provide debt financing under the debt commitments and the equity investors to provide equity financing under the equity investment agreement are subject to a number of conditions.

We have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to generally conduct our business in the ordinary course prior to the closing of the Merger, covenants not to engage in certain types of transactions unless agreed to by Hudson’s Bay, and covenants not to, subject to certain exceptions, withhold, withdraw or modify in a manner adverse to Hudson’s Bay the recommendation of our Board of Directors (the “Board”) that our shareholders approve the Merger Agreement.

The Merger Agreement contains a “go-shop” provision pursuant to which we have the right to solicit and engage in discussions and negotiations with respect to competing transactions until 12:01 a.m. (New York time) on the 40th calendar day after the date of the Merger Agreement. For 20 calendar days after such date, we may continue discussions with any third party that made an alternative acquisition proposal during such 40 calendar day period that the Board has determined is or could reasonably be expected to result in a “superior proposal,” as defined in the Merger Agreement, (an “Excluded Party”). After this period, we are not permitted to solicit other proposals, but may share information and have discussions regarding unsolicited alternative proposals that meet certain conditions set forth in the Merger Agreement.

The Merger Agreement contains certain termination rights, including our right to terminate the Merger Agreement to accept a superior proposal, and provides that, upon termination of the Merger Agreement by us or Hudson’s Bay under specified conditions, a termination fee will be payable by us. In such circumstances, we will be required to pay Hudson’s Bay a termination fee of $40,100 if such superior proposal is made by an Excluded Party and the termination occurs prior to the end of the 20 calendar day period described above, or in other circumstances $73,500. The termination fee of $73,500 is also payable by us under certain other limited circumstances, including if Hudson’s Bay terminates the Merger Agreement due to the Board’s change of recommendation in favor of the Merger.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Upon termination of the Merger Agreement by us or Hudson’s Bay under specified conditions relating to a breach or failure to close by Hudson’s Bay, Hudson’s Bay will be required to pay us a termination fee of $173,800. In addition, subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the Merger is not consummated by January 31, 2014, which date will be extended to April 24, 2014 in the event that on January 31, 2014, all conditions to the closing of the Merger have been satisfied or waived, other than the antitrust approval condition described above.

Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on July 29, 2013.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Operating results for the three and six months ended August 3, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2014 (“fiscal year 2013”). The financial statements include the accounts of Saks Incorporated and our subsidiaries. All intercompany amounts and transactions have been eliminated.

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

Commissions from leased departments included in net sales were $12,526 and $24,699 for the three and six months ended August 3, 2013, respectively, and $10,605 and $21,719 for the three and six months ended July 28, 2012, respectively. Leased department sales were $84,438 and $170,138 for the three and six months ended August 3, 2013, respectively, and $72,530 and $149,175 for the three and six months ended July 28, 2012, respectively, and were excluded from net sales.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash on hand in the stores, deposits with banks, and investments with banks and financial institutions that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents totaled $5,872, $76,561 and $134,718 as of August 3, 2013, February 2, 2013 and July 28, 2012, respectively, primarily consisting of money market funds and demand deposits. Income earned on cash equivalents was $3 and $42 for the three and six months ended August 3, 2013, respectively, and $140 and $330 for the three and six months ended July 28, 2012, respectively, and was included in other income on the accompanying Consolidated Statements of Income.

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

During the three months ended August 3, 2013, we incurred store closing costs of $2,067, losses on asset dispositions in the normal course of business of $308 and a gain on the sale of assets of $494. For the six months ended August 3, 2013, we incurred store closing costs of $5,999, losses on asset dispositions in the normal course of business of $308 and a gain on the sale of assets of $626. During the three months ended July 28, 2012, we incurred asset impairment charges related to held and used assets of $4,292, store closing costs of $324 and losses on the disposal of assets during the normal course of business of $64. For the six months ended July 28, 2012, we incurred the aforementioned asset impairment charges of $4,292, store closing costs of $634 and losses on the disposal of assets during the normal course of business of $64.

Segment Reporting

SFA, Saks Direct, and OFF 5TH have been aggregated into one reportable segment based on the aggregation criteria outlined in the authoritative accounting literature.

Fair Value Measurements

The carrying value of our financial instruments, including cash and cash equivalents, receivables, accounts payable, and accrued expenses as of August 3, 2013, February 2, 2013, and July 28, 2012 approximated their fair value due to the short-term nature of these financial instruments. See Note 5 for fair value disclosures related to our long-term debt.

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

Operating Leases

We lease the land or the land and building at many of our stores, as well as our distribution centers, administrative facilities, and certain equipment. Most of these leases are classified as operating leases. Most of our lease agreements include renewal periods at our option. Store lease agreements generally include rent holidays, rent escalation clauses, and contingent rent provisions that require additional payments based on a percentage of sales in excess of specified levels. Contingent rental payments are recognized when we determine that it is probable that the specified levels will be reached during the fiscal year. For leases that contain rent holiday periods and scheduled rent increases, we recognize rent expense on a straight-line basis over the lease term from the date we take possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the lease agreements are recorded as deferred rent. Tenant improvement allowances and other lease incentives are recorded as deferred rent liabilities and are recognized on a straight–line basis over the life of the lease. As of August 3, 2013, February 2, 2013, and July 28, 2012 deferred rent liabilities were $111,642, $78,671, and $77,726, respectively. These amounts are included in other long-term liabilities on the Consolidated Balance Sheets.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Gift Cards

We sell gift cards with no expiration dates. At the time gift cards are sold, no revenue is recognized and a liability is established for the value of the card. The liability is relieved and revenue is recognized when the gift cards are redeemed by the customer for merchandise. The liability for unredeemed gift cards was $27,595, $29,781, and $25,161 as of August 3, 2013, February 2, 2013, and July 28, 2012, respectively and is included in accrued expenses on the Consolidated Balance Sheets.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 will not affect our consolidated financial position, results of operations, or cash flows.

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

NOTE 3: INCOME TAXES

The effective income tax rates for the three- and six-month periods ended August 3, 2013 were 48.6% and 112.3%, respectively, as compared to 46.0% and 40.8% for the three- and six-month periods ended July 28, 2012, respectively. The increase in the effective tax rate for the three-month period ended August 3, 2013 was primarily due to the release of a valuation allowance on state net operating loss carryforwards, increasing the expected benefit of the pre-tax loss. The increase in the effective tax rate for the six months ended August 3, 2013 was primarily due to the release of a valuation allowance on state net operating loss carryforwards and the reversal of a reserve for an uncertain tax position.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

The following table shows a reconciliation of our income tax expense (benefit) for the three and six months ended August 3, 2013 and July 28, 2012:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Expected federal income taxes at statutory rate of 35%	$(13,330)	$(7,975)	$(1,185)	$11,734
State and local income taxes, net of federal benefit	(3,588)	(1,763)	(1,067)	2,263
Valuation allowance adjustment related to state net operating losses	(829)	(160)	(829)	(625)
Effect of tax reserve adjustments	(1,025)	(898)	(1,272)	(1,283)
Non-deductible compensation	532	—	532	1,152
Other, net	(267)	308	19	438

Income tax expense (benefit)	$(18,507)	$(10,488)	$(3,802)	$13,679

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

As of August 3, 2013, gross deferred tax assets related to U.S. federal and state net operating loss, alternative minimum tax credit and other federal tax credit carryforwards were $86,832. The majority of the net operating loss carryforward is a result of the net operating losses incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $14,500 of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, the valuation allowance as of August 3, 2013 was $14,500. We evaluate the realizability of our deferred tax assets on a quarterly basis and will continue to assess the need for a valuation allowance in the future. If future results are less than or more than projected or tax planning strategies are no longer viable, then changes to valuation allowances may be required which could have a material impact on our results of operations in the period in which they are recorded.

NOTE 4: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by adjusting: (i) the income available to common shareholders for the amount of interest expense recognized related to the convertible notes, and (ii) the weighted-average number of common shares outstanding to assume conversion of our convertible notes and the issuance of all other potential common shares, if the effect is dilutive. The following table sets forth the computations of basic and diluted EPS for the three and six months ended August 3, 2013 and July 28, 2012:

	Three Months Ended
	August 3, 2013			July 28, 2012
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Basic EPS	$(19,580)	145,504	$(0.13)	$(12,297)	151,231	$(0.08)
Effect of dilutive potential common shares	—	—	—	—	—	—

Diluted EPS	$(19,580)	145,504	$(0.13)	$(12,297)	151,231	$(0.08)

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended
	August 3, 2013			July 28, 2012
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$415	145,334	$0.00	$19,848	152,955	$0.13
Effect of dilutive potential common shares	—	2,321	—	—	2,981	—

Diluted EPS	$415	147,655	$0.00	$19,848	155,936	$0.13

For the three and six months ended August 3, 2013, the computation of diluted EPS assumes that our 7.5% convertible notes would be settled in shares of common stock for the entire period. For the six months ended August 3, 2013, the computation of diluted EPS assumes that our 2.0% convertible notes would be settled in shares of common stock through March 15, 2013, the date we announced the redemption of our 2.0% convertible notes, and that we would have settled any conversions in cash. For the three and six months ended July 28, 2012, the computations of diluted EPS assume that both our 2.0% and 7.5% convertible notes would be settled in shares of common stock for the entire period.

The following table presents potentially dilutive securities excluded from the computations of diluted EPS:

	Three Months Ended				Six Months Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
Stock options[1]	1,397	[2]	1,591	[2]	495	[4]	1,258	[4]
Restricted stock and performance share awards[1]	4,714	[2]	5,183	[2]	421	[3]	—
Contingently convertible securities:
7.5% Convertible Notes	16,470	[2]	21,670	[2]	16,470	[5]	21,670	[5]
2.0% Convertible Notes	n/a		19,219	[2]	4,330	[5]	19,219	[5]

(1)

The amounts represent the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted EPS.

(2)	Potentially dilutive securities excluded from the computation of diluted EPS because the effect would have been anti-dilutive since we recognized a net loss for the period.
(3)	Potentially dilutive securities excluded from the computation of diluted EPS because the performance criteria were not met, assuming that the end of the period was the end of the contingency period.
(4)	Potentially dilutive securities excluded from the computation of diluted EPS because the exercise price of the stock options exceeded the average market price of our common stock during the period.
(5)	Potentially dilutive securities excluded from the computation of diluted EPS because the effect would have been anti-dilutive.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 5: DEBT

The following table presents our long-term debt and capital lease obligations:

	August 3, 2013	February 2, 2013	July 28, 2012
Notes 7.00%, maturing fiscal year 2013	$2,125	$2,125	$2,125
Convertible notes 7.5%, maturing fiscal year 2013, net[1]	89,634	87,374	112,170
Convertible notes 2.0%, maturing fiscal year 2024, net[2]	—	219,551	215,129
Revolving credit facility	200,000	—	—
Capital lease obligations	49,890	50,542	53,829

Total debt	341,649	359,592	383,253
Less current portion:
Notes 7.00%, maturing fiscal year 2013	(2,125)	(2,125)	—
Convertible notes 7.50%, maturing fiscal year 2013, net[1]	(89,634)	(87,374)	—
Capital lease obligations	(10,290)	(9,490)	(8,905)

Current portion of long-term debt	(102,049)	(98,989)	(8,905)

Long-term debt	$239,600	$260,603	$374,348

(1)	Amounts represent the outstanding principal, net of the unamortized discount of $1,570, $3,830, and $7,830 as of August 3, 2013, February 2, 2013, and July 28, 2012, respectively.
(2)	Amounts represent the outstanding principal, net of the unamortized discount of $10,449 and $14,871 as of February 2, 2013 and July 28, 2012, respectively.

The estimated fair value of our outstanding debt instruments, including the conversion feature of our convertible debt instruments, as of August 3, 2013, February 2, 2013, and July 28, 2012 was $467,961, $400,988, and $480,200, respectively. They are classified as Level 2 within the fair value hierarchy and were determined based on recently reported market transactions for the identical liability when traded as an asset or pricing information obtained from a third-party financial institution. The inputs and assumptions used in the pricing models of the financial institution are primarily derived from market-observable sources. The carrying value of borrowings under our revolving credit facility approximates fair value.

Revolving Credit Facility

In March 2013, we entered into an amendment to our existing revolving credit agreement. The amendment increased the maximum borrowing capacity of the facility from $500,000 to $600,000, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. The availability is based primarily on current levels of inventory, less outstanding letters of credit. The amendment also extended the maturity date of the facility from March 29, 2016 to March 28, 2018 and revised certain terms of the existing revolving credit facility, including the interest rates and unused line fees. Costs incurred in connection with the amendment to the revolving credit agreement were $1,683. As of August 3, 2013, we had $200,000 of outstanding borrowings under the facility and had letters of credit outstanding of $6,137.

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

During periods in which availability under the agreement is $75,000 or more, we are not subject to financial covenants. If and when availability under the agreement decreases to less than $75,000, we will be subject to a minimum fixed charge coverage ratio of 1.0 to 1.0. There are no debt-ratings-based provisions. As of August 3, 2013, we were not subject to the minimum fixed charge coverage ratio. The credit agreement contains default provisions that are typical for this type of financing, including a

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

provision that would trigger a default under the credit agreement if a default were to occur in another debt instrument resulting in the acceleration of more than $20,000 of principal under that other instrument.

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

Senior Notes

As of August 3, 2013, we had $2,125 of unsecured senior notes outstanding that mature on December 1, 2013 with an interest rate of 7.0%. The senior notes are guaranteed by all of the subsidiaries that guarantee our revolving credit facility. The notes permit certain sale/leaseback transactions but place certain restrictions around the use of proceeds generated from a sale/leaseback transaction. The terms of the senior notes require all principal to be repaid at maturity. There are no financial covenants associated with these notes, and there are no debt-ratings-based provisions.

Convertible Notes

7.5% Convertible Notes

We issued $120,000 of 7.5% convertible notes in May 2009 (the “7.5% Convertible Notes”). The 7.5% Convertible Notes mature on December 1, 2013 and are convertible, at the option of the holders at any time, into shares of our common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes, which is equivalent to a conversion price of $5.54 per share (21,670 shares of common stock to be issued upon conversion of the original principal amount). The conversion rate is subject to adjustment for certain events, including but not limited to the issuance of stock dividends on our common stock; the issuance of rights or warrants; subdivisions, combinations, distributions of capital stock, indebtedness or assets; cash dividends; and certain issuer tender or exchange offers. We can settle a conversion of the notes with shares, cash, or a combination thereof at our discretion.

The consummation of the pending Merger with Hudson’s Bay would constitute a “make whole adjustment event” as defined in the indenture agreement. Should the Merger close prior to the maturity date of the 7.5% Convertible Notes, the conversion rate would be increased in accordance with the terms of the indenture agreement. We would accordingly settle any notes converted in connection with the “make whole adjustment event” in cash in an amount equal to the adjusted conversion rate multiplied by the Merger Consideration.

Authoritative accounting literature requires the allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The liability component of the debt instrument is accreted to par value using the effective interest method over the remaining life of the debt. The accretion is reported as a component of interest expense. The equity component is not subsequently revalued as long as it continues to qualify for equity treatment. Upon issuance, we estimated the fair value of the liability component of the 7.5% Convertible Notes, assuming a 13.0% non-convertible borrowing rate, to be $97,994. The difference between the fair value and the principal amount of the 7.5% Convertible Notes was $22,006. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The discount is being accreted to interest expense over the 4.5 year period to the maturity date of the notes on December 1, 2013 resulting in an increase in non-cash interest expense.

During the year ended February 2, 2013, holders of our 7.5% Convertible Notes converted $28,796 principal amount of notes into 5,200 shares of common stock. As of August 3, 2013, $91,204 principal amount of convertible notes was outstanding of the original $120,000 issued.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

2.0% Convertible Senior Notes

In March 2004, we issued $230,000 of 2.0% convertible senior notes set to mature in 2024 (the “2.0% Convertible Notes”). In certain circumstances, the 2.0% Convertible Notes allowed the holders to convert the notes to shares of our common stock at a conversion rate of 83.5609 per one thousand dollars in principal amount of notes, which is equivalent to a conversion price of $11.97 per share (19,219 shares of common stock to be issued upon conversion of the original principal amount) subject to an anti-dilution adjustment.

We estimated the fair value of the liability component of the 2.0% Convertible Notes at the issuance date, assuming a 6.25% non-convertible borrowing rate, to be $158,148. The difference between the fair value and the principal amount of the 2.0% Convertible Notes was $71,852. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. In accordance with the authoritative accounting guidance, we amortized the debt discount over the expected life of a similar liability that does not have an associated equity component (considering the effects of embedded features other than the conversion option). Since the holders of the notes had put options in 2014 and 2019, the debt instrument was being accreted to par value using the effective interest method from issuance until the first put date in 2014.

In April 2013, we completed the redemption of our 2.0% Convertible Notes. An aggregate principal amount of $212,325 of our 2.0% Convertible Notes was tendered at a redemption price equal to 100.2% of the principal amount of the notes, plus accrued and unpaid interest through the redemption date. The entire amount of cash disbursed in connection with the redemption of our 2.0% Convertible Notes, including $66,755 related to the original issuance discount discussed above and the 0.2% call premium, was classified as payments of long-term debt in financing activities on the accompanying Consolidated Statements of Cash Flows. Holders of the remaining $17,675 principal amount of notes opted to convert their notes. We satisfied our obligation for these converted notes on May 17, 2013 by delivering cash to the holders based on a share price of $11.53, the average closing share price for the 20 business days from April 17, 2013 to May 14, 2013, in accordance with the indenture agreement. We recognized a loss on extinguishment of debt of $13,012 relating to the redemption and conversion of the 2.0% Convertible Notes.

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

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

NOTE 6: EMPLOYEE BENEFIT PLANS

We sponsor a funded defined-benefit cash balance pension plan (“Pension Plan”) and an unfunded supplemental executive retirement plan (“SERP”) for certain employees. Effective January 1, 2007, we amended the Pension Plan, suspending future benefit accruals for all participants, except certain participants who as of December 31, 2006 had attained age 55, completed 10 years of vesting service, and who are not considered to be highly compensated employees. Effective March 13, 2009, we amended the Pension Plan, suspending future benefit accruals for all remaining participants. We fund the Pension Plan in accordance with regulatory funding requirements. The following table presents the components of net periodic benefit cost related to the Pension Plan and SERP for the three and six months ended August 3, 2013 and July 28, 2012:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Interest cost	$1,396	$1,311	$2,600	$2,620
Expected return on plan assets	(2,169)	(1,758)	(3,882)	(3,481)
Amortization of net loss	687	689	1,360	1,415
Settlement loss recognized	2,725	—	2,725	—

Net periodic benefit cost	$2,639	$242	$2,803	$554

We contributed $311 and $1,398 to the Pension Plan and SERP during the three and six months ended August 3, 2013, respectively, and expect additional funding requirements of approximately $1,075 for the remainder of fiscal year 2013.

NOTE 7: SHAREHOLDERS’ EQUITY

The following table summarizes the changes in shareholders’ equity for the six months ended August 3, 2013:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss¹	Total Shareholders’ Equity
	Shares	Amount
Balance at February 2, 2013	149,660	$14,966	$1,172,581	$12,176	$(49,874)	$1,149,849
Net income				415		415
Other comprehensive income, net of tax					2,467	2,467
Stock options exercised	15	2	131			133
Net activity under stock compensation plans	1,298	130	(130)			—
Shares withheld for employee taxes	(767)	(77)	(8,390)			(8,467)
Income tax effect of stock compensation plans			1,497			1,497
Deferred tax adjustment related to stock compensation plans			(2,503)			(2,503)
Stock-based compensation			9,084			9,084
Repurchase of common stock	(24)	(2)	(252)			(254)
Deferred tax adjustment related to convertible notes			(1,196)			(1,196)
Redemption of 2.0% convertible notes			4,079			4,079

Balance at August 3, 2013	150,182	$15,019	$1,174,901	$12,591	$(47,407)	$1,155,104

(1)

Accumulated Other Comprehensive Loss is composed of net gains and losses associated with our defined benefit plans. These net gains and losses are included in the computation of net periodic benefit cost. See Note 6 for additional details.

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

We have a share repurchase program that authorizes us to repurchase up to 70,025 shares of our common stock. During the six months ended August 3, 2013, we repurchased and retired an aggregate of 24 shares of our common stock at an average price of $10.52 and a total cost of $254. During the six months ended July 28, 2012, we repurchased and retired an aggregate of 7,978 shares of our common stock at an average price of $9.90 and a total cost of $79,006. As of August 3, 2013, there were 12,626 shares remaining available for repurchase under our share repurchase program.

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

Total pre-tax stock-based compensation expense for the three and six months ended August 3, 2013 was $4,093 and $9,084, respectively, and $3,999 and $8,390 for the three and six months ended July 28, 2012, respectively.

Upon consummation of the pending Merger with Hudson’s Bay, (1) each stock option that is outstanding immediately prior to the Effective Time will become fully vested and be converted into the right to receive an amount in cash equal to the Merger Consideration, multiplied by the number of shares underlying the option, net of the aggregate exercise price, (2) each share of restricted stock granted subject to vesting or other lapse restrictions will become fully vested and be converted into the right to receive an amount in cash equal to the Merger Consideration, and (3) each award of performance shares will become fully vested and be converted into the right to receive an amount in cash equal to the Merger Consideration multiplied by the number of shares subject to the award, which number is determined based on actual performance for completed performance periods and target performance for incomplete performance periods. Pursuant to the Merger Agreement, we may not grant any additional equity-based awards.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Legal

On February 2, 2011, the plaintiffs in Dawn Till and Mary Josephs v. Saks Incorporated et al., filed a complaint, with which we were served on March 10, 2011, in a purported class and collective action in the U.S. District Court for the Northern District of California. The complaint alleges that the plaintiffs were improperly classified as exempt from the overtime pay requirements of the Fair Labor Standards Act (“FLSA”) and the California Labor Code and that we failed to pay overtime, provide itemized wage statements and provide meal and rest periods. On March 8, 2011, the plaintiffs filed an amended complaint adding a claim for penalties under the California Private Attorneys General Act of 2004. The plaintiffs seek to proceed collectively under the FLSA and as a class under the California statutes on behalf of individuals who have been employed by OFF 5TH as Selling and Service Managers, Merchandise Team Managers, or Department Managers and similar titles. On February 8, 2012, the same plaintiffs’ counsel from the Till case filed a complaint, with which we were served on March 2, 2012, in the U.S. District Court for the Southern District of New York, alleging essentially the same FLSA claim and related claims under New York state law (Tate – Small et al. v. Saks Incorporated et al.) This case was subsequently transferred to the U.S. District Court for the Northern District

SAKS INCORPORATED & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

of California. We believe that our managers at OFF 5TH have been properly classified as exempt under both federal and state law and we intend to defend these lawsuits vigorously. It is not possible to predict whether the courts will permit these actions to proceed collectively or as a class. We cannot reasonably estimate the possible loss or range of loss, if any, that may arise from these matters.

Following the announcement of the execution of the Merger Agreement on July 29, 2013, seven putative class action lawsuits challenging the proposed acquisition were filed in the Supreme Court of the State of New York, New York County: Cohen v. Saks Inc. et al., Index No. 652724/2013, filed August 2, 2013; Jennings v. Arredondo et al., Index No. 652725/2013, filed August 2, 2013; Oliver v. Saks Inc. et al., Index No. 652758/2013, filed August 6, 2013; Teitelbaum v. Arredondo et al., Index No. 652793/2013, filed August 8, 2013; Sabattini v. Saks Inc. et al., Index No. 652817/2013, filed August 9, 2013; Oliver v. Saks Inc. et al., Index No. 652854/2013, filed August 14, 2013; and Golding v. Arredondo et al., Index No. 653036/2013, filed August 30, 2013. Two additional lawsuits were filed in Tennessee: Golding v. Saks Inc., Case No. 13-1127-II, was filed on August 9, 2013 in the Chancery Court for Davidson County, Tennessee, and Firemen’s Retirement System of St. Louis v. Saks Inc., et al., Case No. 13-C3299, was filed on August 15, 2013 in the Circuit Court for Davidson County, Tennessee. On August 12, 2013, the plaintiff in the Golding case in Tennessee filed a notice of voluntary dismissal. The complaints in the foregoing lawsuits allege that our directors breached their fiduciary duties to our shareholders in connection with the Merger Agreement by agreeing to sell the company for inadequate merger consideration and by agreeing to terms in the Merger Agreement that discourage competing bidders. The complaints also allege that Hudson’s Bay aided and abetted the directors’ breach of their fiduciary duties. These lawsuits seek, among other relief, an injunction barring the Merger and damages. The outcome of these lawsuits is uncertain. An adverse monetary judgment could have a material adverse effect on our operations and liquidity, a preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. We believe these lawsuits are meritless.

In addition to the litigation described in the preceding paragraphs, we are involved in legal proceedings arising from our normal business activities and have accruals for losses where appropriate. Management believes that none of these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Taxes

We are routinely under examination by federal, state or local taxing authorities in the areas of income taxes and the remittance of sales and use taxes. These examinations include questioning the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local tax laws. Based on annual evaluations of our tax filing positions, we believe we have adequately accrued for our tax exposures. To the extent we are to prevail in matters for which accruals have been established or are required to pay amounts in excess of income tax reserves, our effective tax rate in a given financial statement period may be materially impacted. As of August 3, 2013, certain state income and sales and use tax examinations were ongoing. On February 27, 2013, we received a proposed assessment of $20,493 for sales and use tax from the New York State Department of Taxation and Finance (“Department”) for the audit period September 1, 2003 through August 31, 2009. The assessment relates to the issue of affiliated nexus and the Department contends that all of our legal entities which ship items into New York should have collected tax on such shipments. We disagree with the Department’s position on this issue and will vigorously defend the assessment based upon the technical merits of the nexus law. We have not established any accruals for this matter for the time period covered by the audit. We cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this matter.

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

MANAGEMENT’S OVERVIEW

GENERAL

The operations of Saks Incorporated and its subsidiaries (collectively “we,” “our,” and “us”) consist of Saks Fifth Avenue (“SFA”) stores and SFA’s e-commerce operations (“Saks Direct”) as well as Saks Fifth Avenue OFF 5TH (“OFF 5TH”) stores. We are an omni-channel luxury retailer offering a wide assortment of distinctive fashion apparel, shoes, accessories, jewelry, cosmetics, and gifts. SFA stores are primarily free-standing stores in premier shopping destinations or anchor stores in upscale regional malls. Customers may also purchase SFA products online at saks.com or by catalog. OFF 5TH is a luxury off-price retailer. OFF 5TH stores are primarily located in upscale mixed-use and off-price centers and offer luxury apparel, shoes, and accessories, targeting the value-conscious customer. As of August 3, 2013, we operated 41 SFA stores with a total of approximately 4.9 million square feet and 68 OFF 5TH stores with a total of approximately 2.0 million square feet.

MERGER AGREEMENT WITH HUDSON’S BAY COMPANY

On July 28, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hudson’s Bay Company, a corporation incorporated under the federal laws of Canada (“Hudson’s Bay”), and Harry Acquisition Inc., a Delaware corporation and an indirect wholly owned subsidiary of Hudson’s Bay (“Merger Sub”). The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into us (the “Merger”), with us continuing as the surviving corporation and as an indirect wholly owned subsidiary of Hudson’s Bay, and that, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.10 per share, outstanding immediately prior to the Effective Time (other than shares owned by us and our subsidiaries, Hudson’s Bay or Merger Sub) will be automatically converted into the right to receive $16.00 in cash, without interest (the “Merger Consideration”).

The closing of the Merger is subject to the approval of the Merger Agreement by the affirmative vote of holders of at least a majority of all outstanding shares of our common stock (the “Company Shareholder Approval”). The closing of the Merger is also subject to various other customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR condition”), the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain qualifications) and compliance with the covenants and agreements in the Merger Agreement in all material respects. The closing of the Merger is not subject to a financing condition. On August 28, 2013, we were informed by the Federal Trade Commission that it had granted our request for early termination under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. Thus, the HSR condition has been satisfied.

Hudson’s Bay has entered into debt financing commitments and an equity investment agreement for the purpose of financing the transactions contemplated by the Merger Agreement and paying related fees and expenses. The obligations of the lenders to provide debt financing under the debt commitments and the equity investors to provide equity financing under the equity investment agreement are subject to a number of conditions.

We have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to generally conduct our business in the ordinary course prior to the closing of the Merger, covenants not to engage in certain types of transactions unless agreed to by Hudson’s Bay, and covenants not to, subject to certain exceptions, withhold, withdraw or modify in a manner adverse to Hudson’s Bay the recommendation of our Board of Directors (the “Board”) that our shareholders approve the Merger Agreement.

The Merger Agreement contains a “go-shop” provision pursuant to which we have the right to solicit and engage in discussions and negotiations with respect to competing transactions until 12:01 a.m. (New York time) on the 40th calendar day after the date of the Merger Agreement. For 20 calendar days after such date, we may continue discussions with any third party that made an alternative acquisition proposal during such 40 calendar day period that the Board has determined is or could reasonably be expected to result in a “superior proposal,” as defined in the Merger Agreement, (“Excluded Party”). After this period, we are not permitted to solicit other proposals, but may share information and have discussions regarding unsolicited alternative proposals that meet certain conditions set forth in the Merger Agreement.

The Merger Agreement contains certain termination rights, including our right to terminate the Merger Agreement to accept a superior proposal, and provides that, upon termination of the Merger Agreement by us or Hudson’s Bay under specified conditions, a termination fee will be payable by us. In such circumstances, we will be required to pay Hudson’s Bay a termination fee of $40.1 million if such superior proposal is made by an Excluded Party and the termination occurs prior to the end of the 20 calendar day period described above, or in other circumstances $73.5 million. The termination fee of $73.5 million is also payable by us under certain other limited circumstances, including if Hudson’s Bay terminates the Merger Agreement due to the Board’s change of recommendation in favor of the Merger.

Upon termination of the Merger Agreement by us or Hudson’s Bay under specified conditions relating to a breach or failure to close by Hudson’s Bay, Hudson’s Bay will be required to pay us a termination fee of $173.8 million. In addition, subject to certain exceptions and limitations, either party may terminate the Merger Agreement if the Merger is not consummated by January 31, 2014, which date will be extended to April 24, 2014 in the event that on January 31, 2014, all conditions to the closing of the Merger have been satisfied or waived, other than the antitrust approval condition described above.

Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on July 29, 2013.

FINANCIAL PERFORMANCE SUMMARY

For the second quarter ended August 3, 2013, we recorded a net loss of $19.6 million, or $0.13 per diluted share. The results included after-tax charges of $5.2 million, or $0.03 per share, composed of $1.1 million of store closing costs, a $1.6 million non-cash pension settlement charge related to the payment of excess lump-sum distributions, and $2.5 million of expenses related to the pending Merger.

For the second quarter ended July 28, 2012, we recorded a net loss of $12.3 million, or $0.08 per diluted share. The results included after-tax charges of $4.3 million, or $0.03 per share, composed of $2.8 million of asset impairments and store closing costs and $1.5 million of pre-opening costs associated with our new fulfillment center in Tennessee.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, selected items from our Consolidated Statements of Income, expressed as percentages of net sales (numbers may not total due to rounding):

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	63.4	62.8	59.3	59.1

Gross margin	36.6	37.2	40.7	40.9
Selling, general & administrative expenses	29.7	27.1	28.1	26.1
Other operating expenses	11.2	11.4	10.7	11.0
Impairments and dispositions	0.3	0.7	0.4	0.3

Operating income (loss)	(4.6)	(2.0)	1.5	3.5
Interest expense	(0.8)	(1.4)	(0.9)	(1.3)
Loss on extinguishment of debt	—	—	(0.9)	—
Other income, net	0.0	0.1	0.0	0.1

Income (loss) before income taxes	(5.4)	(3.2)	(0.3)	2.3
Provision (benefit) for income taxes	(2.6)	(1.5)	(0.3)	0.9

Net income (loss)	(2.8)%	(1.7)%	0.0%	1.4%

THREE MONTHS ENDED AUGUST 3, 2013 COMPARED TO THREE MONTHS ENDED JULY 28, 2012

DISCUSSION OF OPERATING LOSS

The following table presents the changes in operating loss from the three-month period ended July 28, 2012 to the three-month period ended August 3, 2013:

(In millions)	Total Company
For the three months ended July 28, 2012	$(13.9)
Store sales and margin	(3.0)
Operating expenses	(18.4)
Impairments and dispositions	2.8

Increase	(18.6)

For the three months ended August 3, 2013	$(32.5)

For the three months ended August 3, 2013, our operating loss was $32.5 million compared to an operating loss of $13.9 million in the same period last year. The $18.6 million increase in operating loss for the quarter was driven primarily by an increase in selling, general and administrative expenses of $19.6 million.

NET SALES

For the three months ended August 3, 2013, total net sales increased 0.5% to $707.8 million from $704.1 million for the three months ended July 28, 2012. Comparable store sales increased $10.2 million, or 1.5%, from $666.4 million for the three months ended July 28, 2012 to $676.6 million for the three months ended August 3, 2013.

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

GROSS MARGIN

For the three months ended August 3, 2013, gross margin was $259.1 million, or 36.6% of net sales, compared to $262.1 million, or 37.2% of net sales, for the three months ended July 28, 2012. Our gross margin rate decreased 60 basis points in the quarter primarily due to higher year-over-year markdowns during our normal clearance cycle in the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”)

For the three months ended August 3, 2013, SG&A was $210.4 million, or 29.7% of net sales, compared to $190.7 million, or 27.1% of net sales, for the three months ended July 28, 2012. The period-over-period increase was primarily the result of higher variable costs associated with the $3.7 million sales increase for the period, strategic investment spending to support omni-channel initiatives such as Project Evolution and our planned launch of saksoff5th.com, as well as an increase in marketing expenses.

OTHER OPERATING EXPENSES

For the three months ended August 3, 2013, other operating expenses, including property and equipment rentals, depreciation and amortization, taxes other than income taxes and store pre-opening costs, were $79.4 million, or 11.2% of net sales, compared to $80.5 million, or 11.4% of net sales, for the three months ended July 28, 2012. The decrease in operating expenses of $1.1 million was driven by a decrease in store pre-opening costs of $2.4 million due to the opening of our new fulfillment center in Tennessee in 2012 and a decrease in taxes other than income of $1.1 million. This was partially offset by an increase in depreciation and amortization of $1.4 million.

IMPAIRMENTS AND DISPOSITIONS

For the three months ended August 3, 2013, impairment and disposition costs were $1.9 million compared to $4.7 million for the three months ended July 28, 2012. The current period charges were primarily due to store closing costs of $2.1 million, losses on asset dispositions in the normal course of business of $0.3 million and a gain on the sale of assets of $0.5 million. The prior period charge was primarily due to asset impairment charges and store closing costs.

INTEREST EXPENSE

For the three months ended August 3, 2013, interest expense was $5.6 million, or 0.8% of net sales, compared to $9.6 million, or 1.4% of net sales, for the three months ended July 28, 2012. The decrease of $4.0 million was primarily due to the redemption of our $230.0 million 2.0% convertible notes in April 2013 and the conversion of $28.8 million of our $120.0 million 7.5% convertible notes in December 2012 and January 2013. Non-cash interest expense associated with the amortization of the debt discount on our convertible notes was $1.2 million and $3.5 million for the three months ended August 3, 2013 and July 28, 2012, respectively.

INCOME TAXES

The effective income tax rates for the three-month periods ended August 3, 2013 and July 28, 2012 were 48.6% and 46.0%, respectively. The increase in the effective tax rate for the three months ended August 3, 2013 was primarily due to the release of a valuation allowance on state net operating loss carryforwards of $0.8 million, increasing the expected benefit of the pre-tax loss.

As of August 3, 2013, gross deferred tax assets related to U.S. federal and state net operating loss (“NOL”), alternative minimum tax credit and other federal tax credit carryforwards were $86.8 million. The majority of the NOL carryforward is a result of the NOLs incurred during the fiscal years ended January 30, 2010 and January 31, 2009 principally due to difficult market and macroeconomic conditions. We have concluded, based on the weight of all available positive and negative evidence, that all but $14.5 million of these tax benefits relating to certain state losses are more likely than not to be realized in the future. Therefore, the valuation allowance as of August 3, 2013 was $14.5 million.

SIX MONTHS ENDED AUGUST 3, 2013 COMPARED TO SIX MONTHS ENDED JULY 28, 2012

DISCUSSION OF OPERATING INCOME

The following table shows the changes in operating income from the six-month period ended July 28, 2012 to the six-month period ended August 3, 2013:

(In millions)	Total Company
For the six months ended July 28, 2012	$51.0
Store sales and margin	14.6
Operating expenses	(42.0)
Impairments and dispositions	(0.7)

Decrease	(28.1)

For the six months ended August 3, 2013	$22.9

For the six months ended August 3, 2013, our operating income was $22.9 million compared to operating income of $51.0 million in the same period last year. The $28.1 million decrease in operating income was primarily driven by an increase in SG&A expenses supporting the growth of Saks Direct and other omni-channel initiatives, including Project Evolution and the planned launch of saksoff5th.com. These expense increases were partially offset by a higher gross margin resulting from the 3.8% increase in comparable store sales.

NET SALES

For the six months ended August 3, 2013, total net sales increased 3.0% to $1,501.0 million from $1,457.7 million for the six months ended July 28, 2012. Comparable store sales increased $53.7 million, or 3.8%, from $1,397.8 million for the six months ended July 28, 2012 to $1,451.5 million for the six months ended August 3, 2013.

GROSS MARGIN

For the six months ended August 3, 2013, gross margin was $611.1 million, or 40.7% of net sales, compared to $596.5 million, or 40.9% of net sales, for the six months ended July 28, 2012. Our gross margin rate decreased 20 basis points in the period primarily as a result of higher year-over-year markdowns during our normal clearance cycle in the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended August 3, 2013, SG&A was $421.9 million, or 28.1% of net sales, compared to $380.8 million, or 26.1% of net sales, for the six months ended July 28, 2012. The year-over-year increase was primarily the result of higher variable costs associated with the $43.3 million sales increase for the period and targeted investment spending to support omni-channel initiatives, such as Project Evolution and the planned launch of saksoff5th.com, as well as increased marketing expenses.

OTHER OPERATING EXPENSES

For the six months ended August 3, 2013, other operating expenses were $160.6 million, or 10.7% of net sales, compared to $159.8 million, or 11.0% of net sales, for the six months ended July 28, 2012. The increase in operating expenses of $0.8 million was principally driven by an increase in property and equipment rentals of $2.7 million and an increase in depreciation and amortization of $1.9 million partially offset by a decrease in store pre-opening costs of $3.0 million due to the opening of our new fulfillment center in Tennessee in 2012.

IMPAIRMENTS AND DISPOSITIONS

For the six months ended August 3, 2013, impairment and disposition costs were $5.7 million compared to $5.0 million for the six months ended July 28, 2012. The current period charge was primarily due to store closing costs of $6.0 million, losses on asset dispositions in the normal course of business of $0.3 million and a gain on the sale of assets of $0.6 million. The prior year charges were primarily due to asset impairment charges and store closing costs.

INTEREST EXPENSE

For the six months ended August 3, 2013, interest expense was $13.4 million, or 0.9% of net sales, compared to $19.0 million, or 1.3% of net sales, for the six months ended July 28, 2012. The decrease of $5.6 million was primarily due to the redemption of our $230.0 million 2.0% convertible notes in April 2013 and the conversion of $28.8 million our $120.0 million 7.5% convertible in December 2012 and January 2013. Non-cash interest expense associated with the amortization of the debt discount on our convertible notes was $4.0 million and $6.9 million for the six months ended August 3, 2013 and July 28, 2012, respectively.

INCOME TAXES

The effective income tax rates for the six-month periods ended August 3, 2013 and July 28, 2012 were 112.3% and 40.8%, respectively. The increase in the effective tax rate for the six months ended August 3, 2013 was primarily due to the release of a valuation allowance on state net operating loss carryforwards of $0.8 million and the net reversal of a reserve for an uncertain tax position of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Net cash provided by operating activities was $61.1 million for the six months ended August 3, 2013 and $62.1 million for the six months ended July 28, 2012. Cash provided by operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in inventory and accounts payable. Inventory levels typically increase or decrease to support expected sales levels and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments. The $1.0 million decrease is primarily due to a decrease in net income, offset by changes in working capital.

Net cash used in investing activities was $96.8 million for the six months ended August 3, 2013 and $49.6 million for the six months ended July 28, 2012. Cash used in investing activities primarily relates to construction of new stores, renovation and expansion of existing stores, and investments in support areas (e.g., technology and distribution centers). The $47.2 million increase in cash used in investing activities is primarily due to an increase in capital expenditures for the period. The increase in capital expenditures was primarily due to the purchase of two surface parking lots used by our Beverly Hills store and Project Evolution, a multi-year project to enhance our information technology systems that will result in the migration of our existing merchandising, planning, procurement, finance, and human resources systems to an enterprise-wide systems solution.

Net cash used in financing activities was $34.6 million for the six months ended August 3, 2013 and $73.7 million for the six months ended July 28, 2012. The $39.1 million decrease in net cash used in financing activities is primarily due to a $78.8 million decrease in repurchases of common stock and $200.0 million of proceeds from borrowings under our revolving credit facility, partially offset by $229.8 million of long-term debt payments related to the redemption of our 2.0% convertible notes in April 2013 and $1.7 million of financing fees paid in connection with the amendment of our revolving credit facility.

CASH BALANCES AND LIQUIDITY

Our primary sources of short-term liquidity are cash from operations, cash on hand, and availability under our $600.0 million revolving credit facility. As of August 3, 2013 and July 28, 2012, we maintained cash and cash equivalents balances of $10.1 million and $139.0 million, respectively. Exclusive of $4.2 million and $4.3 million of store operating cash as of August 3, 2013 and July 28, 2012, respectively, cash was invested primarily in money market funds and demand deposits. As of August 3, 2013, we had $200.0 million of outstanding borrowings under our revolving credit facility and had $360.7 million of availability, based on our inventory and receivable balances and after giving effect to outstanding letters of credit.

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

CAPITAL STRUCTURE

We continuously evaluate our debt-to-capitalization ratio in light of business and economic trends, interest rate levels, and the terms, conditions and availability of capital in the capital markets. As of August 3, 2013, our capital and financing structure consisted of a revolving credit facility, senior unsecured notes, convertible senior unsecured notes, and capital and operating leases. As of August 3, 2013, total funded debt (including the equity component of the convertible notes) was $343.2 million, representing a decrease of $62.7 million from the balance of $405.9 million at July 28, 2012. Additionally, our debt-to-capitalization ratio decreased to 22.9% as of August 3, 2013 from 26.5% as of July 28, 2012.

Revolving Credit Facility

In March 2013 we entered into an amendment to our existing revolving credit agreement. The amendment increased the maximum borrowing capacity from $500.0 million to $600.0 million, subject to a borrowing base equal to a specified percentage of eligible inventory and certain credit card receivables. As our inventory levels fluctuate, these changes may, at times, cause the borrowing capacity to fall below the stated $600.0 million maximum. The amendment also extended the maturity date of the facility from March 2016 to March 2018 and revised certain terms of the existing revolving credit facility, including the interest rates and unused line fees. There are no debt-ratings-based provisions in the revolving credit facility. The facility includes a fixed-charge coverage ratio requirement of 1.0 to 1.0 that we are subject to only if availability under the facility is less than $75.0 million. As of August 3, 2013, we were not subject to the fixed charge coverage ratio requirement as our availability under the facility exceeded $75.0 million. Based on the inventory and credit card receivables balances as of August 3, 2013, we had $360.7 million of availability under the facility, after deducting outstanding letters of credit of $6.1 million. The facility contains default provisions that are typical for this type of financing, including a provision that would trigger a default under the facility if a default were to occur in another debt instrument resulting in the acceleration of more than $20.0 million in that other instrument. As of August 3, 2013, we had $200.0 million of outstanding borrowings under the revolving credit facility.

Senior Notes

Excluding the convertible notes, as of August 3, 2013, we had $2.1 million of senior notes outstanding that mature on December 1, 2013 with an interest rate of 7.0%. The terms of the senior notes call for all principal to be repaid at maturity and places limitations on the amount of secured indebtedness we may incur. There are no financial covenants or debt-ratings-based provisions associated with these notes. We believe we will have sufficient cash on hand, availability under our revolving credit facility, and access to various capital markets to repay the senior notes at maturity.

7.5% Convertible Notes

As of August 3, 2013, we had $91.2 million of convertible notes outstanding of the original $120.0 million issued that bear cash interest semi-annually at an annual rate of 7.5% and mature on December 1, 2013. The provisions of the convertible notes allow the holder to convert the notes at any time to shares of our common stock at a conversion rate of 180.5869 shares per one thousand dollars in principal amount of notes. We can settle a conversion with shares, cash, or a combination thereof at our discretion.

The consummation of the pending Merger would constitute a “make whole adjustment event” as defined in the indenture agreement. Should the Merger close prior to the maturity date of the 7.5% Convertible Notes, the conversion rate would be increased in accordance with the terms of the indenture agreement. We would accordingly settle any notes converted in connection with the “make whole adjustment event” in cash in an amount equal to the adjusted conversion rate multiplied by the Merger Consideration.

Upon issuance of the convertible notes, we estimated the fair value of the liability component of the 7.5% convertible notes, assuming a 13.0% non-convertible borrowing rate, to be $98.0 million. The difference between the fair value and the principal amount of the 7.5% convertible notes was $22.0 million. This amount was recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date. The current unamortized discount of $1.6 million will be accreted to interest expense over the remaining period to the maturity date of the notes on December 1, 2013 resulting in an increase in non-cash interest expense.

During the year ended February 2, 2013, holders of our 7.5% convertible notes converted $28.8 million principal amount of notes into 5.2 million shares of common stock.

We believe we will have sufficient cash on hand, availability under our revolving credit facility, and access to various capital markets to retire the convertible notes at maturity.

2.0% Convertible Senior Notes

In March 2004, we issued $230.0 million of 2.0% convertible senior notes set to mature in 2024. The provisions of the convertible notes allowed the holders, in certain circumstances, to convert the notes to shares of our common stock at a conversion rate of 83.5609 shares per one thousand dollars in principal amount of notes (subject to an anti-dilution adjustment).

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

Capital Leases

As of August 3, 2013, we had $49.9 million in capital leases covering various properties and pieces of equipment. The terms of the capital leases provide the lessor with a security interest in the asset being leased and require us to make periodic lease payments, aggregating between approximately $7.0 million and $10.0 million per year, excluding interest payments.

Pension Plan

We are obligated to fund a defined-benefit cash balance pension plan. Our current policy is to maintain at least the minimum funding requirements specified by the Employee Retirement Income Security Act of 1974. We amended the Saks Fifth Avenue Pension Plan (“Pension Plan”) during 2006, freezing benefit accruals for all participants except those who had attained age 55, completed 10 years of vesting service as of January 1, 2007, and who were not considered to be highly compensated employees. In January 2009, we suspended future benefit accruals for all remaining participants in the plan, effective March 13, 2009. We contributed $1.4 million to the Pension Plan and Supplemental Executive Retirement Plan during the six months ended August 3, 2013 and expect additional funding requirements of approximately $1.1 million for the remainder of fiscal year 2013.

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

There were no material changes in our contractual obligations specified in Item 303(a)(5) of Regulation S-K during the three months ended August 3, 2013. For additional information regarding our contractual obligations as of February 2, 2013, see the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended February 2, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of our critical accounting policies and estimates is included in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended February 2, 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 will not affect our consolidated financial position, results of operations, or cash flows.

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

The forward-looking information and statements are or may be based on a series of projections and estimates and involve risks and uncertainties. These risks and uncertainties include such factors as: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, (2) the failure to obtain the Company Shareholder Approval or the failure to satisfy any of the other closing conditions to the Merger, (3) the failure of Hudson’s Bay to obtain the necessary financing arrangements set forth in the debt commitment letter and equity investment agreement providing for its financing of the Merger, (4) risks related to disruption of management’s attention from our ongoing business operations due to the Merger, (5) the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers and others with whom we do business, or on our operating results and business generally, (6) the level of consumer spending for luxury apparel and other merchandise carried by us and our ability to respond quickly to consumer trends; (7) macroeconomic conditions and their effect on consumer spending; (8) our ability to secure adequate financing; (9) adequate and stable sources of merchandise; (10) the competitive pricing environment within the retail sector; (11) the effectiveness of planned advertising, marketing, and promotional campaigns; (12) favorable customer response to relationship marketing efforts of proprietary credit card loyalty programs; (13) appropriate inventory management; (14) effective expense control; (15) successful operation of our proprietary credit card strategic alliance with Capital One Financial Corporation; (16) geo-political risks; (17) weather conditions and natural disasters; (18) the performance of the financial markets; (19) changes in interest rates; and (20) fluctuations in foreign currency and exchange rates. For additional information regarding these and other risk factors, please refer to Part II, Item 1A – Risk Factors and our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission, which may be accessed through the Internet at www.sec.gov.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended August 3, 2013, we implemented a new general ledger accounting system. This implementation is part of Project Evolution, our ongoing information technology transformation initiative. In connection with the implementation, there were changes to certain business processes and internal controls impacting financial reporting. Management has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps included testing before the implementation, deploying resources to mitigate internal control risks, implementing reviews to ensure the accuracy of our data and processes, and performing multiple levels of reconciliations and analysis.

Except as described above, there were no changes to our internal control over financial reporting that occurred during the three months ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information required by this Item is incorporated by reference to Part I, Item 1, Note 9: Commitments and Contingencies – Legal.

Item 1A. Risk Factors.

The following should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended February 2, 2013.

The announcement and pendency of the proposed Merger could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, sources of merchandise and other vendors and employees, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction. We could also potentially lose customers or sources of merchandise, new vendor contracts could be delayed or decreased, and we may have difficulty in hiring new key employees. In addition, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger, which could have a negative impact on our future revenues and/or results of operations.

We are also subject to restrictions, without the consent of Hudson’s Bay, on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, make investments and acquisitions, enter into certain contracts, open or close store locations, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively and/or timely to competitive pressures, industry developments and future opportunities and may otherwise have a significant negative impact on our future revenues and/or results of operations.

Failure to complete the proposed Merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including the receipt of the Company Shareholder Approval, and certain other conditions, including, among other things, the absence of laws or judgments prohibiting or restraining the Merger. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the Board or a termination of the Merger Agreement by us to enter into an agreement for a superior proposal, as defined in the Merger Agreement. If the Merger is not consummated, and there are no other parties willing and able to acquire us at a price of $16 per share or higher and on other terms acceptable to us, our stock price will likely decline as our stock has recently traded at prices based on speculation regarding a potential acquisition of us and more recently based on the proposed per share price for the Merger. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. Many of the expenses, fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than in connection with the Merger. A failed transaction may result in negative publicity and a negative impression of us in the investment community. If the Merger Agreement is not adopted by our stockholders, or if the Merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. Upon termination of the Merger Agreement by us or Hudson’s Bay under specified conditions, our remedy may be limited to receipt of a termination fee of $173.8 million from Hudson’s Bay, and under some circumstances, we would not be entitled to receive any termination fee. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third party proposal to acquire us. These provisions include the general prohibition after the No-Shop Period Start Date, as defined in the Merger Agreement, on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, the requirement to provide Hudson’s Bay with the right to match any third party proposal, and the requirement that we pay a termination fee of $73.5 million (which amount is reduced to $40.1 million under specified conditions) if the Merger Agreement is terminated in specified circumstances. These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us, even one that may be deemed of greater value than the proposed Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the termination fee payable in certain circumstances may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

If the Merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

If the Merger is not completed, the Board of Directors may review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, seeking an acquisition or attempting to implement a sale to another buyer. These alternative transactions may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Merger, and risks and uncertainties related to our ability to consummate any such alternative transaction, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables which may adversely affect our operations.

Putative shareholder class actions challenging the Merger have been filed, and an unfavorable judgment or ruling in any of these lawsuits could prevent or delay the consummation of the Merger and result in substantial costs.

Putative class actions challenging the Merger have been filed on behalf of our shareholders in multiple jurisdictions. Additional lawsuits related to the Merger may be filed against us, Hudson’s Bay, and our respective affiliates and directors. If dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of Merger and/or result in substantial costs to us, including any costs associated with the indemnification of our directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 3, 2013 we did not sell any equity securities which were not registered under the Securities Act.

We have a share repurchase program that authorizes us to purchase up to 70.0 million shares of our common stock. We did not repurchase and retire any shares of common stock during the three months ended August 3, 2013. As of August 3, 2013, approximately 12.6 million shares remained available for repurchase under our share repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
2.1

Agreement and Plan of Merger, dated as of July 28, 2013, by and among Hudson’s Bay, Harry Acquisition Inc. and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on July 29, 2013)

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

Saks Incorporated (Registrant)

Date: September 5, 2013	By:	/s/ Kevin G. Wills
Kevin G. Wills
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)